Form 10-K
period 1995-10-31
UNIQUE MOBILITY INC
filed 1996-02-02
CIK 315449

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995 FILED ON JANUARY 30, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended October 31, 1995
                 Commission file number 0-9146

                      UNIQUE MOBILITY, INC.
     (Exact name of registrant as specified in its charter)

               Colorado                     84-0579156
       (State or other jurisdiction of   (I.R.S. Employer
       incorporation or organization)     Identification No.)

          425 Corporate Circle, Golden, Colorado  80401
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (303) 278-2002

 Securities registered pursuant to Section 12(b) of the Act:
                  Common stock, $.01 par value

          Name of each exchange on which registered:
                    American Stock Exchange
                     Boston Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:
                  Common stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (8,237,076 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of January 24, 1996:

                          $30,374,218

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of January 24, 1996:

                    10,716,172 shares of the
                   registrant's common stock,
                        $.01 par value.

              DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for March 20, 1996 - Annual Meeting of Shareholders - Part III

ITEM 1.   BUSINESS

General

Unique Mobility, Inc. ("Unique" or the "Company"), headquartered in Golden, Colorado, is engaged in the research, development and commercialization of electric and hybrid electric vehicles, propulsion systems for such vehicles, as well as other nonautomotive applications of its technologies. Founded in 1967 as a research and development company, the Company has, since 1977, invested approximately $26 million to advance state-of-the-art electric propulsion systems based on high-power dense (small and lightweight) permanent magnet (PM) motors and electronic controllers which the Company's research engineers believe are among the most energy efficient in the world. Unique has incorporated this technology into a variety of automotive and nonautomotive applications for which management believes there are emerging commercial niche markets in the near-term, and mass markets in the longer-term. The Company trades on the American and Boston Stock Exchanges under the symbol "UQM".

The Company's revenue has been derived primarily from contract research and development services. These sponsored research and development activities have supplemented internally-funded product development programs and have added significantly to the Company's technology base which the Company has been able to apply to the development of products with commercial applications. The Company intends to continue to advance its existing technologies as well as to find additional product applications which have high potential for commercialization.

Unique's relationships with major original equipment manufacturers (OEMs) and other industry leaders has enabled the Company to obtain partial funding for product development while still retaining substantially all rights to its intellectual property. In partnership with BMW (Munich, Germany), Unique has developed a producible 32 kW PM traction drive system having very high efficiency and power density. With the Pininfarina Group (Turin, Italy), an internationally acclaimed design house and manufacturer of niche market vehicles, the Company is developing the Ethos 3 EV electric car incorporating a 53 kW version of the BMW motor. With the New York State Research and Development Authority, the Company has developed and demonstrated a natural gas fueled hybrid electric bus. And with Taiwan based Kwang Yang Motor Co., Ltd. (KYMCO), one of the world's largest manufacturers of motor scooters, Unique has developed a hub mounted PM motor and full authority digital controller, charger and dc to dc converter for KYMCO's entry into the electric scooter market.

In July 1995, the Company commenced an offering of its common stock to four mutual funds in Italy and Sweden under Regulation S. The sale was completed during the fourth quarter of fiscal 1995 and resulted in the sale of 581,111 shares of common stock at $3.60 per share. Net proceeds to the Company after deducting the expenses of the offering were approximately $1.95 million. To date, the Company has used a portion of these proceeds to fund product development and engineering expense and for general working capital purposes.

The Company's current products include a range of PM motors and controllers which incorporate several innovative approaches to electronic, magnetic, structural and thermal design. Chief among these is the Caliber EV 53 microprocessor-based brushless PM traction drive system for electric and hybrid-electric vehicle applications. The system includes the UQM 53 kW SR218H PM motor, CA 40-300L inverter and EVPH332 microprocessor. The Company also offers a proprietary single stage transaxle with mechanical parking lock which allows the drive system to be mounted in a vehicle in either a front or rear wheel drive configuration.

Other products presently in development or available as prototypes include:

     Hybrid-electric systems and components for bus and truck applications

     Low voltage PM traction motors, controllers, chargers and dc to dc converters for electric motor scooters

     5-10 kW variants of the scooter traction drive system for small industrial and recreational use vehicle applications

     Direct drive (gearless) PM motors for low voltage, low speed traction applications

Management believes that the innovative designs, carefully selected materials and advanced manufacturing processes used in Unique products provide a number of significant benefits. These benefits include high power density (packageability), high efficiencies over a wide range of operation and simplified construction which are capable of achieving cost benefits at higher production levels. High power density and high efficiency is a critical attribute in any application where space is at a premium and the energy supply is limited.

Recent Developments

Ford Program. During the third quarter, the Company, in consultation with Ford, discontinued work on the development of a motor-in-the-wheel concept and a gas turbine alternator concept following the completion of the initial feasibility study for each concept. The flywheel energy storage system development is continuing and the Company expects to deliver a prototype unit to Ford during the third quarter of fiscal 1996. As a result of these actions, the Company's overall participation in the Ford program was reduced from an anticipated five-year $11.2 million effort under which the Company had a cost-sharing obligation of 50 percent or $5.6 million to a two-year $4.4 million effort with a cost sharing obligation of $2.2 million. The Company reduced its workforce from a peak employment level of 72 full-time employees in February 1995 to 33 full-time employees at October 31, 1995, as a result of the reduction in the scope of this program. See also "Liquidity and Capital Resources" below.

New Business Unit. In September 1995, the Company established a new business unit to commercialize its proprietary line of PM motors and controls. The motors and controls unit operates as the Power Products Division of the Company and is headed by the Company's Executive Vice President, William G. Rankin. In December 1995, the Company appointed James A. Bennett to the position of Director of Manufacturing for the Power Products Division, reporting to Mr. Rankin. Mr. Bennett has over 35 years experience in electric motor manufacturing operations and new plant set-up with such organizations as Fasco Industries, Marathon Electric and General Electric.

The initial focus of the Power Products Division will be directed toward existing markets for low voltage small vehicle traction applications followed by an expansion into the emerging markets for high voltage systems for on-road cars, trucks and buses. Small vehicle traction applications include wheelchairs, small industrial vehicles, golf carts and lawn care products. Product offerings will be marketed under the UQM brand name or will be private labeled on special order for major customers. Manufacturing operations will be housed in the Company's present facilities in Golden, Colorado.

Strategic Alliance with Invacare. In November 1995, the Company and Invacare Corporation entered into a Memorandum of Understanding (MOU) reflecting their intention to enhance strategic efforts in developing world markets on an exclusive basis through the development and manufacturing of electric motors for motorized wheelchairs. Invacare is a leading manufacturer and distributor of home health care and mobility products headquartered in Elyria, Ohio, with manufacturing facilities in the United States, Canada, France, Germany, Mexico, New Zealand, Switzerland and the United Kingdom. Invacare's products are distributed worldwide through a network of more than 10,000 provider locations.

Pursuant to the MOU and a subsequent Stock Purchase Agreement Invacare, in January 1996, purchased 129,032 shares of the Company's common stock at $3.88 per share for a total capital contribution to the Company of $500,000. Contingent on development milestones, Invacare has further agreed to purchase additional shares at market price during the 1996 fiscal year. Proceeds from the sale of these shares will be used to fund, in part, the Company's anticipated capital investment for the production tooling, equipment and product launching costs required to be made by the Company for the manufacture of products to be sold to Invacare.

Additionally, the Company has agreed that Invacare will have the right to nominate one person to the Company's board of directors who shall be supported by the Company's management. Accordingly, on December 8, 1995, Mr. J. B. Richey, President of Invacare Technology was appointed to fill a vacancy on the board and will stand for election at the Company's Annual Meeting of Shareholders on March 20, 1996.

Research and Development Contracts. The Company was awarded several contracts during the year by various private and governmental agencies and organizations including:

     a contract authorization from Ford Motor Company in the amount of $681,000 to build and test a prototype flywheel energy storage system. This authorization is part of the Company's participation with Ford in the second phase of the Hybrid Propulsion System Development Program sponsored by the U.S. Department of Energy. The Company will cost share an amount equal to approximately one-half of the authorization.

     a contract from the U.S. Naval Sea Command to design an advanced variable speed PM motor with gearing and associated electronics for use as a starter motor for a ship propulsion gas turbine. This type of system could also be used for a broad range of products in the transportation and industrial drive marketplace where better power quality, higher power factors and greater energy conversion efficiencies are in demand.

     a contract from Chrysler Corporation's military electronics arm, Pentastar Electronics, Inc., and Southwest Research Corporation to supply UQM PM motors, generators and electronic controls for integration into a prototype hybrid electric version of the High Mobility Multipurpose Wheeled Vehicle (HMMWV), known commercially as the Hummer. A UQM generator will function as both the starter for the diesel engine and as the generator for motive power. The high power density of the UQM motor/invertor will allow one such unit to be packaged at each wheel to achieve full time four-wheel drive operation with regenerative braking down to zero RPM.

     a contract from the Defense Research Establishment of the Canadian Department of National Defense to supply UQM PM motors, controllers, gearing and related equipment for integration into an undisclosed hybrid-electric powered military vehicle.

     a contract amendment from KYMCO authorizing a $245,000 budget supplement to fund the Company's further development of a PM traction drive system for motor scooter applications.

Growth Strategy

The Company has an aggressive strategy to commercialize its technologies and to provide for its future growth. The strategy is premised on the marketing of two basic product and service groups: Power Products and Vehicle Systems.

The Power Products Division has been established to implement the Company's role as a supplier to Invacare and as a manufacturer of electric propulsion systems to OEM automakers, electric vehicle upfitters and others. The Company's in-house manufacturing capability will be augmented by joint ventures with other strategic partners to access key markets. To that end, the Company, KYMCO and Turn-Luckily Technology Co., Ltd. (TLT), the Company's representatives in Taiwan, have organized Taiwan UQM Electric Co. Ltd. (Taiwan UQM), a joint venture company established to manufacture and market the Company's products under license throughout Asia. It is the Company's goal to have a similar joint venture and/or licensing arrangement in place during fiscal 1996 with a prospective multi-national partner through which the Company's high voltage products can be marketed to automotive OEMs in Europe and North America.

The Vehicle Systems Group, now being organized as a separate business unit, will undertake contracts to design and develop complete vehicle systems and contracts to integrate electric and hybrid electric propulsion systems into vehicle platforms of all types. In collaboration with Pininfarina, the Vehicle Systems Group will have the capability to furnish automotive OEM customers and clients with a full menu of "clean vehicle" products and services, including the contract supply of fully operable "badged" vehicles ready for delivery to the customers' distribution channel. Additionally, in collaboration with Neoplan USA Corporation (Neoplan), a major manufacturer of transit buses, the Vehicle Systems Group will be equipped to integrate the Company's hybrid electric propulsion systems into Neoplan's lightweight carbon fiber transit buses and other buses on special order from transit authorities and bus fleet operators.

The Company also plans to continue an expanded program of technological development activities in support of its power products and vehicle system business units. One element of this effort is the ongoing development of flywheel energy storage systems as part of the Company's participation with Ford Motor Company in the U.S. Department of Energy sponsored Hybrid Propulsion System Development Program. The primary objective of the Company's effort in this program is to further enhance the understanding of flywheel system dynamics in mobile applications. A parallel objective is to explore the market for stationary flywheel systems which appear to have potential within the electric utility industry for peak/off-peak load leveling applications and for assuring uninterrupted power supplies to users who require a continuous high quality power source.

Implementation of the Company's growth strategy is expected to require greater financial resources than those currently possessed by the Company. There can be no assurance that the funds required for growth will be available, or will be available on terms acceptable to the Company. If the Company is unable to obtain sufficient funding, management would defer, abandon or modify implementation of its growth strategy. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Competition" below.

Product Development

The Company has initiated the following product development programs with the goal of generating near-term revenue from the sale of electric and hybrid electric propulsion and energy storage systems and contract services related thereto:

Motors and Controllers. The Company has completed initial development of a number of high voltage PM motors ranging from 20 kW to 75 kW and controllers with nominal voltages ranging from 96 V to 400 V. It is the Company's plan to market these products directly or in conjunction with strategic partners to automotive OEMs and vehicle upfitters. A typical system of this type is the Caliber EV 53 microprocessor-based brushless PM traction drive system for electric and hybrid vehicle application.






         PICTURE OF THE COMPANY'S SR 218H MOTOR AND CA 40-300L INVERTER





                  Fig. 1  SR 218H Motor and CA 40-300L Inverter


The system includes the UQM SR 218H PM motor and the CA 40-300L inverter with an EVPH332 microprocessor. It can be matched to the Company's proprietary single stage transaxle which accommodates either a front or rear wheel drive configuration.

Key to the design of this and other UQM motors are radially positioned high-energy permanent magnets which are mounted on a hollow rotor "cup" which is coaxial with a relatively thin narrow-slot stator winding. The stator winding is directly pierced by the flux field of the magnets and a high magnetic pole count is employed. This design approach permits the use of a multiplicity of thin narrow magnets rather than a fewer number of larger thicker magnets. This in turn reduces the thickness of the steel in the rotor cup to which the magnets are mounted as well as the thickness of the magnetic flux return path in the stator. The benefit of this arrangement (upon which several of the Company's patent claims are based) is to reduce the overall amount of iron and magnet material in the motor when compared to conventional PM motors. The reduced amount of iron lowers the electromagnetic losses (i.e., increases efficiency) and also reduces the weight and size of the motor for any given power rating. The reduced amount of magnet material results in a corresponding reduction in cost.

Of critical importance to the system are the power electronics (amplifier) required to deliver a high-frequency switched supply of electrical power to the copper windings which energize the motor, and the logic controller (microprocessor) which is the "brain" that initiates all commands to the amplifier and provides the link between the system and the operator. The total system (i.e., motor, amplifier and microprocessor) must be carefully matched to achieve optimum performance and efficiency in delivering a smooth, constant power profile from mid to high speed.

In combustion-engine vehicles constant power is achieved by progressing through gear changes in a mechanical transmission or torque converter. PM motors are traditionally considered to be constant torque devices due to the permanent magnets which deliver a fixed-amplitude magnetic field. A constant torque motor will have the inherent limitations of either insufficient torque, unacceptably low top speed or excessive (more costly) power electronics. Through the use of electronic manipulation of the current supplied to the motor, however, a constant power system can be achieved where sufficient torque, high top speed and minimal power electronics are realized. The manipulation of current to obtain constant power can be achieved by advancing the phase-angle or vector of input current to the stator which weakens its magnetic field. This allows the motor to run faster and thus deliver more power. Such field weakening techniques are typically used in AC induction motors and can be applied to PM motors. However, the Company has developed a different way to achieve the same result while avoiding some of the disadvantages of weakening the magnetic field. This technique is described as "impedance-based" and employs phase advance to "precharge" the windings prior to significant torque production. The precharge results in a generated torque that decreases as speed increases. The Company believes that its impedance-based phase advanced system driven by a six-step control possesses significant cost and performance advantages over any other PM drive system and has filed patent applications accordingly.

In addition to its high voltage product line, the Company has completed initial development of a number of PM motors from 1 kW to 10 kW and electronic controllers with nominal voltages from 12 V to 48 V. It is the Company's goal to manufacture and market these products for a variety of applications including bicycles, wheelchairs, small industrial vehicles, neighborhood vehicles, golf carts and lawn care products. To further this objective, the Company intends to expand manufacturing capability at its Golden facility. In parallel with its in-house expansion, the Company may outsource low voltage products to Taiwan UQM if and when high volume production for the KYMCO electric scooter program provides sufficient economies of scale to lower manufacturing costs. Such low cost outsourcing has the potential to enable the Company to offer low voltage traction drives to several price sensitive markets in North America that it otherwise might not be able to reach.

The Taiwan Scooter. The Company has entered into a product development and licensing agreement with Taiwan-based KYMCO to develop an advanced electric traction system for motor scooter applications. First prototypes of an advanced hub-mounted PM motor and full authority digital controller have been built and tested. Final sign-off on design specifications occurred in November 1995 and production engineered prototypes are currently being built. The Company expects to complete the development program in the fourth quarter of fiscal 1996. Pursuant to the licensing agreement, KYMCO will have, subject to certain conditions, the exclusive right to market the developed products for motor scooter applications throughout Asia, except for India and Japan, and nonexclusive rights throughout the rest of the world.

KYMCO is one of three major manufacturers of motor scooters in Taiwan and has a total annual production of over 600,000 units, a substantial portion of which are manufactured under license from Honda. It has a world class, high-quality fully integrated manufacturing facility located in Kaohsiung, Taiwan. KYMCO launched the electric scooter program in order to comply with Taiwanese regulatory mandates, and the timing for KYMCO's production launch of the electric scooter is being established to comply with such mandates. Originally, the program was geared to a regulatory mandate that beginning in 1998, required five percent of all scooters sold in Taiwan to be electric. Recently, however, the mandate was relaxed to require only two percent electric beginning in the year 2000. Battery availability and lack of charging infrastructure have been given as reasons for this modification.

With KYMCO and TLT, the Company has established a joint venture company, Taiwan UQM, to manufacture motors, controllers and related products under license from the Company. The joint venture is intended to support the commercial phase of the KYMCO electric scooter program as well as other clean vehicle programs (including cars, trucks and buses) that the Company hopes to initiate in Taiwan, Mainland China and throughout Southeast Asia. Based on KYMCO's financial support, Taiwan UQM has acquired approximately three acres of prime industrial property near Chiang Kai-Shek International Airport. Separately, KYMCO has acquired an additional three acres on an adjacent tract. Architectural drawings are currently being prepared for a motor and electronics manufacturing facility to be erected on the site and construction is scheduled to begin in April 1996. Mr. L. K. Luh has been appointed to head operations for Taiwan UQM and will oversee construction of the new facility which is expected to be completed by calendar year end. Mr. Luh came to Taiwan UQM from China Motor Corporation where he was a senior executive responsible for product development and manufacturing.

The Company and KYMCO are currently investigating other electric and electronic products which could be launched into production prior to the start of electric scooter component production.

The Ethos 3 EV. In November 1994, the Company announced its collaboration with the Pininfarina Group of Turin, Italy, in a program to solicit contracts for the design, development and manufacture of electric and hybrid electric vehicles for automotive OEMs around the world. This collaboration brings together a set of vehicular experiences and technologies which management believes is unparalleled in the automotive industry. The essence of the collaboration is based on the premise that the most cost effective and practical way to enter this emerging new market can be achieved from a partnership of innovative companies who bring technology, experience and commercial strength to a well conceived and realizable product development plan.

The full menu of services offered by Unique in collaboration with Pininfarina is exemplified by the Ethos 3 EV concept car. These services include market driven design, styling, product and process engineering, power-train development, lightweight structure technology, vehicle test and certification for all countries and a complete range of contract manufacturing operations from body build-up to component manufacture to the final assembly of complete vehicles.






                       PICTURE OF THE ETHOS 3 EV AUTOMOBILE







                              Figure 2: The Ethos 3 EV

The Ethos 3 EV is a five-passenger sedan with original styling and atypical dimensions. Very briefly, it is an aerodynamic cube having a curb weight of 726 kg without batteries. The length is 336 cm, the width 169 cm and the height 147 cm. The wheelbase is 230 cm. The wheels are positioned at the extreme corners of the bodywork, which results in minimal front and rear overhang. Other features that define the Ethos 3 EV include:

     Easy entrance and exit. There are four doors which open to 80 degrees, plus a tailgate which is split into two parts. This feature simplifies loading of luggage from above, particularly when parked bumper-to-bumper along the curb.

     Safety and comfort. Most accidents occur in urban traffic, so a car designed for use in and around town must offer a high degree of occupant protection. In this sense, the sturdy aluminum cage assures outstanding safety. Impact beams are incorporated in the doors and the front seats are fitted with dual airbags and pre-tensioned seat belts.

     Modular space. Small outside and large inside is a well-known concept in the automotive industry. The interior of the Ethos 3 EV with its smooth, uncluttered floor, can comfortably seat five passengers and a reasonable amount of cargo.

The architecture of the reticular frame is made up mainly of drawn aluminum sections assembled together with a number of seam points (joints or nodes). It creates a light cage-like structure which is extremely rigid and reliable, effectively protecting the passengers. It also comprises the platform within which the vehicle's power system and battery pack are housed.








         PICTURE OF THE ALUMINUM SPACE FRAME (INTERNAL STRUCTURAL COMPONENTS) OF THE ETHOS 3 EV AUTOMOBILE







                         Figure 3: Aluminum Space Frame


By avoiding the use of metal stamping dies, the lead time and investment in platform tooling are considerably reduced. Construction of the space frame is flexible and can be easily stretched into longer wheelbase configurations. With appropriate fixtures, it is adaptable to crated knock down (CKD) assembly. Most importantly, the light weight of aluminum (one-third less than steel) enables secondary weight savings with a corresponding reduction in the energy required to move the vehicle.

The fully-integrated power system of the Ethos 3 EV is based on more than fifteen years of technological development by Unique Mobility. The system represents the state-of-the-art in permanent magnet vehicle drives and is one of the most compact, energy efficient systems available. A block diagram of the full system is depicted in Figure 4:







         SCHEMATIC BLOCK DIAGRAM OF THE OPERATING COMPONENT SYSTEMS OF THE ETHOS 3 EV INCLUDING BATTERY, HVAC, BRAKE PUMP, DC/DC CONVERTER, POWER INVERTER, SYSTEM CONTROLLER, USER INTERFACE AND MOTOR.








                   Figure 4: Ethos 3 EV System Block Diagram



As shown in the block diagram, the vehicle power system is comprised of eight primary functional units, plus the heating, ventilating and air conditioning
(HVAC) system and the brake booster pump. At the very heart of the system is the UQM SR218H permanent magnet motor and CR40-300L controller.

The Ethos 3 EV has the capability to package twelve 12 V Electrosource "Horizon" advanced lead acid batteries or twenty-three GM Ovonic Nickel Metal Hydride batteries. The battery charger is supplied by Delco Power Systems and is capable of replenishing a fully depleted battery in approximately four hours on a 220 VAC supply. The DC/DC converter provides 12 V power for such accessories as lighting, windshield wipers, ventilation fans and audio equipment. A 12 V backup accessory battery is provided for emergency lighting.

A significant development target for the Ethos 3 EV is to achieve unrestricted cold-weather heating and summer time cooling without emissions being generated or an auxiliary gas-fired heating system being required. Because electric vehicles lack the conventional heat source (engine coolant), heat pumps that collect heat from the outside air are widely used. An innovative dehumidifying heat pump system is being developed for the Ethos 3 EV by Calsonic International, an affiliate of Nissan. The system utilizes an added heat exchanger that provides the dehumidification to permit enhanced vehicle warm up.

The Company and Pininfarina believe that the Ethos 3 EV represents a first step towards a marketable electric vehicle. It is a realistic concept that could be put into series production within 18 to 20 months. This presupposes (1) the ready availability of a good performing battery with long-term reliability at reasonable cost and (2) the installation of requisite charging infrastructure in those areas where the vehicle is to be marketed.

Because the initial market for such vehicles is likely to be small and inherently high-risk, it may be economically prudent for vehicle manufacturers to share investments and technologies across several markets to reduce costs. The Company and Pininfarina believe the Ethos 3 EV concept lends itself to such commercial partnerships although no such commercial partnership has been established to date.

Hybrid Bus Installations

The Company has developed a 25-ft. hybrid electric transit bus which it believes to be one of the first of its kind to become operable in North America. The development was funded by a consortium consisting of Alcan Aluminium Limited, the Canadian Gas Association, the Ontario Provincial Government, San Diego Gas and Electric Company, Bus Industries of America, and the New York State Energy Research and Development Authority (NYSERDA). The bus is powered by two UQM SR218 60 kW traction motors. The hybrid engine is a natural gas fueled Chevrolet 4.3 liter V6 coupled to a third SR218 motor operating as a generator. The 4.3 liter engine generator provides average motive power. Acceleration is provided by 30 12V sealed lead-acid batteries. At a curb weight of 21,540 pounds, vehicle performance exceeds industry White Book specifications.





           PICTURE OF UQM 60 KW TRACTION DRIVE AND BRAKE ASSEMBLY







             Figure 5:  UQM  60 kW Traction Drive and Brake Assembly


The hybrid electric bus was operated as an engineering test vehicle at the Company's facility in Golden for approximately two years. In October 1994, the Company received a contract from NYSERDA to upgrade vehicle electronics and to prepare the bus for leased transit service in the state of New York. From June to December 1995, the bus was made available to seven New York State transit operators for real-world demonstration as part of an ongoing research project by NYSERDA. The demonstration sites included Albany, New York City, Ithaca, Long Island, Westchester County and the Buffalo/Niagra Falls area. Each transit operation successfully ran the bus in its service territory, providing valuable operating data and rider feedback to help determine the market potential for hybrid electric buses of this type.

The Company has entered into a cooperative effort with Neoplan to explore opportunities to integrate the field-tested UQM hybrid electric propulsion system into Neoplan transit buses, including Neoplan's advanced carbon fiber composite bus. Neoplan, an affiliate of Gottlob Auwarter GmbH (Stuttgart), is located in Lamar, Colorado, and is currently the only North American supplier of lightweight carbon fiber bus bodies. Composite bus bodies achieve weight savings of up to 30 percent when compared to conventional metal frame buses. By installing the UQM hybrid electric propulsion system in a composite-bodied bus, it is possible to achieve significant reductions in engine emissions as well as increased fuel savings, lower maintenance cost, accommodation for low floor configuration and compliance with overall vehicle weight standards. Neoplan and the Company are presently cooperating to secure contract awards from major North America transit authorities for the integration of hybrid electric propulsion systems into both conventional and composite buses. However, no such contract award has been received to date.

Flywheel Energy Storage System. The Company is participating with Ford Motor Company in the U.S. Department of Energy funded Hybrid Propulsion System Development Program. Currently, the Company is producing an advanced prototype flywheel energy storage system under a cost share contract authorization from Ford. Within the second quarter of fiscal 1996, the completed prototype will begin high speed testing. A schematic drawing of this flywheel is shown below:





















                  Figure 6:  Flywheel Energy Storage System


This flywheel design integrates the Company's permanent magnet motor/alternator with a polar woven composite flywheel rotor and a flex-rim hub placed within a hermetically sealed air-evacuated housing with only electric input and output. The function of this device is to store rotational kinetic energy in the flywheel rotor and supply electrical energy to the vehicle on command. The stored energy is captured from regenerative braking energy, normally dissipated as heat, and reapplied for accelerative power. Other applications for flywheel energy storage systems include peak/off-peak load leveling for power generating plants and uninterrupted power supplies to electric utility customers who require a continuous high-quality power source.

Marketing/Markets

The Company's goal is to be a leading supplier of a new generation of intelligent, electro-mechanical products for transportation, industrial, utility and defense applications. The transition to these products is being driven by a combination of market demand for higher performance, improved efficiency and by the potential to satisfy these needs with new developments made possible by advances in materials and electronics technologies. To achieve its goal, the Company has leveraged externally-funded research and development to engineer products which the Company believes have multiple applications across several markets.

Power Products. Management believes that the Company's high efficiency, power-dense motors, generators and electronic controls are ideally suited for electric and hybrid electric cars, trucks and buses. Industrial process equipment suppliers can use the Company's high-efficiency motors and drives for a wide range of fractional and integral horsepower applications. These motors and drives are particularly well suited to high-speed spindles and machine tool positioning systems. The Company's hollow-core variable speed PM motors can be readily adapted to provide compact, energy-efficient power for air conditioners and coolers. Other PM motors can provide lightweight, space-saving power packs for auxiliary power units, servo systems and electro-mechanical actuators for many commercial, industrial and military applications.

Electric Scooter. Taiwan UQM, in which the Company has a 39 percent equity interest, see "Management Discussion and Analysis of Financial Condition" below, is planning to manufacture PM motors, controllers and related products for KYMCO under license from the Company. The Taiwan Ministry of Transportation and Communication reported that 1995 domestic sales of gasoline powered two-wheeled vehicles totaled 1,088,000 units with approximately 500,000 additional units produced for export to the People's Republic of China. KYMCO is Taiwan's leading manufacturer of such vehicles and is its largest exporter. Based on Taiwan's mandate that two percent of all scooters sold beginning in the year 2000 must be electric, these data suggest a base market in Taiwan of at least 21,760 electric scooters, with the potential of much higher levels as better batteries and extended charging infrastructure become available.

Additionally, the Company hopes to establish a similar joint venture or license of its products in India where the two and three wheeled vehicle market is several times greater than that of Taiwan and where the environmental push for clean vehicles is growing.

Vehicle Systems. The Company has teamed with Pininfarina to solicit automotive OEM contracts to develop complete electric and hybrid electric vehicle systems and to explore the commercial feasibility of producing complete vehicles and/or vehicle subsystems that may result from such contracts. Neither the Company nor Pininfarina intend to market vehicles under their own names, respectively, but rather hope to engage one or more major automotive OEM partners who might wish to outsource part or all of the design, development and/or "badged" manufacture of vehicles to the Unique/Pininfarina team. At present, there are approximately 25 major automotive OEM groups in North America, Western Europe and Japan.
These OEMs, together with several newly forming companies in Asia and Eastern Europe, constitute the global market for the products and services of the Unique-Pininfarina team.

Flywheel Energy Storage Systems. The Company's flywheel energy storage systems can extend the range of electrically powered vehicles by providing surge power for acceleration and by recovering energy normally lost in braking. In stationary applications, flywheel systems can provide uninterrupted electrical power to critical machines and computers during lightening strikes and other utility line faults. Also, such systems can solve quality problems caused by modern, high-frequency switching power supplies and can provide off-peak storage options for reducing power generating requirements to meet peak power demands.

Environmental Initiatives and Legislation

The major driving force behind the commercialization of electric vehicles in the United States is the demand for clean urban air. The federal government has responded with the Clean Air Act and other initiatives directed toward reducing vehicular emissions and with programs to encourage electric and hybrid electric vehicle development. Some state governments, California in particular, have done likewise.

In 1990, California mandated that beginning in 1998, at least two percent of all cars and light trucks offered for sale by each automaker with annual sales in California of over 35,000 vehicles must be zero emission vehicles (ZEVs). The proportion increases to five percent in 2001 and ten percent in 2003. In June 1995, the California Air Resources Board (CARB) appointed a technical advisory board to investigate and report on the state of EV battery development and commercialization to determine, in part, whether the availability of advanced batteries was sufficient to support the requirements of the ZEV mandates. The panel's November 1995 report concluded:

     low performance lead-acid and nickel cadmium batteries will be available for ZEVs in 1998, but to be competitive, EVs will have to be equipped with more advanced batteries that will not be commercially available until 2000/2001.

     several types of advanced high energy/high power batteries are emerging with the promise of satisfying the previously announced mid-term goals ofthe government/industry sponsored U.S. Advanced Battery Consortium commercial scale advanced battery production facilities will not occur, however, until battery manufacturers receive commitments from automakers for 10,000 to 40,000 battery packs per year.

In December 1995, the CARB staff proposed to suspend the current mandates for ZEVs until the year 2003 when all automakers that sell more than 3,000 vehicles in California would be required to meet the ten percent ZEV requirement. In lieu of the earlier mandates, the CARB staff is proposing a voluntary "market-based ZEV launch" whereby the automotive industry would agree to install the capacity to build a total of 5,000 ZEVs in 1996 and 1997, then 14,000 ZEVs annually from 1998-2002. Actual production within these capacity levels would be governed by market demand (not by mandate) and, in some cases, ZEVs sold before 2003 would receive credit toward the 2003 mandate. The CARB proposal is being further developed for formal consideration in March 1996.

The Company views the proposed modification of the California ZEV mandates as a positive step in the development of the EV industry. While the ZEV mandates were instrumental in jump starting the development of several new technologies, they have the potential of forcing manufacturers to offer poorly performing products at prohibitive costs that, for want of a better battery, will not be accepted in the marketplace. Such a result creates an artificial market and could seriously damage the ultimate acceptance of electric vehicles as a viable transportation alternative.

The Company believes that the global market for electric and hybrid electric vehicles has significant potential once the issues of battery performance and infrastructure are resolved. The Company further believes that Unique Mobility is well positioned to enter this market as the industry emerges. For these reasons, management has focused on the development of next generation vehicles and systems rather than rushing its advanced products to a market which is poorly conceived and characterized by underperforming products produced to meet an artificially established market driven by mandates. In the meantime, the Company will direct its focus toward the newly-established Power Products Division in a near-term effort to tap existing markets for lightweight, energy-efficient small vehicle traction applications.

Competition

The government, automotive and industrial markets into which the Company hopes to introduce and market its developed products are all highly competitive and characterized by rapid changes due to technological improvements and developments. The automotive industry, in particular, is currently being driven by legislation and other initiatives to advance the state-of-the-art, especially with respect to low emission, fuel-efficient traction drive systems. The Company is aware of efforts by many companies, including large automotive OEMs, to develop electric and hybrid electric vehicles. The Company's products will compete with existing motor and controller technologies, many of which have a longer history of commercial production and use. The Company believes its principal competitors in the automotive supply sector include Auxilec, Delco Propulsion, Hughes Electronics, Kaman Electromagnetics, SatCon Technology, Siemans and Westinghouse. Principal competitors in the industrial sector include Advanced DC, Emerson Electric, General Electric and Reliance Electric. The Company is aware of other companies, both large and small that may enter the market and expects competition to intensify either though direct competition or via alternative technologies.

Although the Company is not as well capitalized as some of its competitors and is more limited in terms of its facilities and personnel, its strategy is to compete with larger companies on the basis of technical skills, proprietary know-how and its affiliation with several large and well financed strategic partners.

Nevertheless, the industries served by the Company are highly competitive and a number of companies are involved in extensive research and development programs designed to address the technological challenges which the Company is seeking to address though its product development program.

Virtually all of the Company's revenues to date have been derived in connection with contracts for prototype development or prototype evaluation. As a result, the Company will need to develop products which address customer needs in a cost-effective and timely manner. There can be no assurance that the Company will be successful in these efforts, that products developed by other companies will not be selected or that potential customers will purchase the Company's products in a timely matter, if at all.

Patents and Trademarks

The Company filed a motor patent application with the U.S. Patent Office in December 1985, and similar applications are being prosecuted in numerous other countries throughout the world. As a result of the original U.S. Application, U.S. Patent No. 5,004,944 was issued on April 2, 1991, containing one independent claim and three dependent claims. A Continuing Application of the 1985 application was field in October 1990 to pursue subject matter that was not allowed in the original U.S. Patent. As a result, U.S. Patent 5,311,092 issued on May 10, 1994, with four independent claims and one dependent claim. Of the foreign applications, a patent has been published covering thirteen European member countries of the European Patent Office (EPO), and an Opposition thereto has been resolved. In addition, corresponding patents have been issued in Australia, Brazil, Canada, India, Israel, Mexico, New Zealand, South Africa and Taiwan. Eight other foreign applications remain pending.

In August 1989, the Company filed a separate application with the U.S. Patent Office to cover certain proprietary aspects of its electronic control circuitry. Additional claims were added by means of a Continuation in Part (CIP) filed in May 1990. In April 1992, the Company was issued U.S. Patent No. 5,107,151 as a result of the CIP Application. In August 1990, an International Patent Application corresponding to the U.S. Application and the Continuation in Part was filed under the provisions of the Patent Cooperation Treaty (PCT) which includes the EPO, Japan and South Korea, among others. National applications were also filed in eight additional countries including India, Taiwan and Israel; patents have been granted in Mexico, Taiwan and Israel. Applications remain pending in India, Ireland, Japan and Korea but the EPO Application has been withdrawn.

In March 1990, a Continuing Application was filed to claim the method of constructing the motor as disclosed in U.S. Patent No. 5,004,944. The Continuing Application resulted in U.S. Patent 5,319,844 issued June 14, 1994. In March 1991, the Company filed an International patent Application corresponding to the U.S. Application; as a result, a patent has been granted in Australia and there are eight applications pending in foreign countries and one pending application in the European Patent Office (EPO) which designates the European group of countries.

In September 1992, the Company filed a separate application with the U.S. Patent Office titled "Stator and Method of Constructing same for High Power Density Electric Motors and Generators" which has resulted in issuance of U.S. Patent 5,382,859 in January 1995. This patent embodies the Company's most recent enhancement to its motor technology which utilizes a segmented iron powder stator ring developed specifically for brushless permanent magnet stator cores. A Divisional U.S. Patent Application has been filed to pursue a second invention disclosed in the original application. Patent Applications in Canada, Europe, Japan and Korea are pending as designated in a counterpart PCT International Patent Application.

The Company currently holds a patent issued by the United States Patent Office, in August 1980, which covers certain mechanical features of the ElecTrek automobile, principally its composite unibody structure and battery trays. This patent expires in August 1997. The Company no longer produces or markets its ElecTrek automobile.

In July 1994, the Company filed an application in the U.S. Patent Office titled "Brushless DC motor using Phase Timing Advance" which embodies a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. This application is still pending. In June 1995, a counterpart PCT International Patent Application was filed.

During 1994, the Company acquired the assets of Everton Developments, Ltd. of Birmingham, England, including all rights under PCT Application WO 92/22122 published December 10, 1992, and patent applications filed thereunder are still pending in seven countries including the United States. This technology is similar to that developed by the Company but is complementary to it, thus broadening the Company's range of products.

The Company owns the trade mark "UM," which is registered with the United States Patent and Trademark Office and is subject to renewal in October 2000. This trademark is available for use in connection with the products and publications of Unique. The Company owns three U.S. Trademark Registrations for "UNIQ" (International Class 7 for Power Transducers, and Class 12 for Utility Land Vehicles and Class 16 for Publications). The Class 12 trademark is subject to renewal in June 2006; the Class 7 trademark is subject to renewal in August 2006; and the Class 16 trademark is subject to renewal in February 2007.

The Company has also initiated registration of the letters UQM and a stylized version thereof as its new trademark in the U.S. and 26 countries throughout the world. Two U.S. Trademark Registrations and a majority of the foreign registrations were obtained during 1995, directed to the same trademark classes as for the marks "UM" and "UNIQ." UQM is the American Stock Exchange code identification for the Company. The foreign trademark registrations and applications include major markets where the Company is doing business or establishing business contacts.

In November 1994, the Company and Alcan completed an assignment agreement which provided, among other things, that for so long as Alcan beneficially owns at least five percent of the Company's common stock, it shall be obligated to pay one-half of the patent application and maintenance fees (including reasonable attorney's fees related thereto) associated with the Company's PM technology in an amount not to exceed the aggregate amount of royalty revenue derived from the PM technology.

The Company's future success depends, in part, on the diligent prosecution of its issued and pending motor and electronic patents, as well as the filing and prosecution of patents on future technological advances, if any. There can be no assurance that the Company will possess the financial resources necessary to prosecute and maintain existing applications or to pursue additional patents. If the Company is not able to prosecute and maintain its existing patent applications, they will lapse. There can be no assurance that the Company's patents will not be circumvented, invalidated or infringed, or that the Company will possess the financial resources to enforce its existing patents and patent applications in the event of an infringement. Further, new technology may be developed by third parties or may already exist unknown to the Company causing the Company's proprietary technology to be obsolete.

The Company also intends to rely on the unpatented proprietary know-how it has developed and now utilizes in its products. There can be no assurance that others will not independently develop, acquire or obtain access to the Company's technology. Although the Company protects its proprietary rights by executing confidentiality agreements with its management, employees and others with access to the Company's technology, these measures may not be adequate to protect the Company from disclosure or misappropriation of its proprietary information.

License Agreements

In January 1994, the Company entered into a Product Development and License Agreement with KYMCO. This agreement provides for KYMCO to fund up to $1.25 million of development work by the Company on an electric propulsion system for a purpose built motor scooter. In December 1995, KYMCO authorized an additional $245,000 of supplemental funding for the scooter project.

After completion of the development program, KYMCO may notify the Company that it wishes to proceed with the manufacture and sale of such motor scooters, in which case a supply agreement will be negotiated between KYMCO and Taiwan UQM. In that case, the Company would grant to KYMCO a royalty free license, exclusive in Asia except Japan and India and non-exclusive elsewhere, to sell scooters with motors and controllers manufactured by Taiwan UQM using the Company's technology. The Company would similarly license its technology to Taiwan UQM for its manufacture of motors and controllers for scooters.

The Company and Alcan have entered into an agreement (Assignment Agreement) which supersedes a previous License Agreement in its entirety. The Assignment Agreement shall remain in effect until all patents issued or applied for or with a priority date prior to December 31, 1992, have either lapsed, expired or otherwise terminated. Pursuant to the Assignment Agreement, Alcan assigned to the Company all of its rights, title and interests in all technology developed, prior to the date of the Assignment Agreement, by or on behalf of Alcan pursuant to written contracts between Alcan and the Company.

The Assignment Agreement further provides that Unique shall pay to Alcan royalties on revenue derived from the manufacture and sale of products or processes embodying PM technology subject to reduction for patent expense offsets, if any.

The Company has agreed to diligently prosecute its patents in the United States, Canada, the European Patent Office countries and such other countries as may be agreed upon by the parties. For so long as Alcan beneficially owns at least five percent of the Company's common stock, it shall be obligated to pay one-half of the patent application and maintenance fees (including reasonable attorney's fees related thereto) associated with the PM technology in an amount not to exceed the aggregate amount of royalty revenue derived from the PM technology during the year. Each party has the right, but not the obligation, to bring legal action against third party infringements.

Manufacturing

To date, the Company has manufactured all of its products at its facility in Golden, Colorado. The Company anticipates investing in manufacturing equipment to further develop the manufacturing capacity at this facility. If the Company is successful in marketing its products, the Company will be required to deliver large volumes of quality products or components to its customers on a timely basis at reasonable costs to the Company. The Company has no experience in delivering large volumes of its products and does not currently have the capacity to meet high volume production requirements, although the Company believes additional manufacturing space and equipment is readily available and that the Company will be able to hire talented personnel with experience in manufacturing hardware and software products.

Backlog

At October 31, 1995, the Company had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $637,000. All such contracts are subject to amendment, modification or cancellation.

In addition, the Company had an order backlog for motors and electronic controls at October 31, 1995, with an aggregate sales value of $14,000.

Customers and Suppliers

A significant portion of the Company's revenue for the fiscal year ended October 31, 1995, was derived from three customers. Revenue of $3,258,097 or 81 percent of contract services revenue was derived from these customers.

Principal raw materials purchased by the Company include iron, steel, copper wire, neodymium boron iron alloy, fiberglass and epoxy resins. All of the above items are available from several suppliers and the Company generally relies on more than one for each item. Principal purchased products include power electronic switching devices and magnet material which are available from several suppliers.

US Government Contracts

For the year ended October 31, 1995, $2,478,350 or 62 percent of the Company's contract service revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

Substantially, all of the Company's business with the U.S. Government in fiscal 1995 was performed under cost plus fixed fee contracts which provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee. The Company's contract with Ford and the U.S. Government provides for the reimbursement of costs on a 50 percent cost sharing basis based on not-to-exceed billing rates negotiated between the Company and the U.S. Government. On firm fixed price contracts, the Company can incur an actual loss in the performance thereof if unreimbursable costs exceed the fixed fee. All U.S. Government contracts with the Company are subject to modification or cancellation at the convenience of the Government.

Employees

As of October 31, 1995, the Company had 33 full-time employees. The Company entered into employment contacts with its four executive officers which expire in December 1996. None of the company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

In addition to its full-time staff, the company from time to time engages the services of outside consultants and contract labor to meet peak workload or specialized program requirements. The Company does not anticipate any difficulty in locating additional qualified professional engineers and technicians if so required to meet expanded research and development activities.

ITEM 2.   PROPERTIES

Facilities

The Company leases a 40,000 square foot office/laboratory/warehouse building in Golden, Colorado, from a limited liability company of which the Company and an investor are equal owners. The Company has entered into a ten-year lease of the building at $21,667 per month with an option for an additional five years at the then market rate. The Company is required to pay all taxes, maintenance and insurance. The Company currently subleases 10,000 square feet of this space at a lease rate of $7,001 per month.

The Company owns a ten-acre unimproved tract near Castle Rock, Colorado. The Company also owns the basic tools and equipment, including computer hardware and software, necessary for the conduct of its limited production, research and development and vehicle prototyping activities.


ITEM 3.   LEGAL PROCEEDINGS

There is no material litigation with respect to which the Company is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote by security holders of the Company during the fourth quarter of fiscal 1995.

ITEM 5.   MARKET PRICE OF COMMON STOCK

Since May 21, 1993, the Company's common stock has been traded on the American Stock Exchange (Primary List). From March 18, 1992, to May 21, 1993, the Company's common stock traded on the American Stock Exchange (Emerging Company Marketplace). In addition, the Company's common stock has traded on the Boston Stock Exchange since October 1991. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last three years are as follows:

1995                                       High           Low
Fourth Quarter . . . . . . . . . . . . . . $5.38         $3.63
Third Quarter. . . . . . . . . . . . . . . $5.56         $3.83
Second Quarter . . . . . . . . . . . . . . $5.63         $3.75
First Quarter. . . . . . . . . . . . . . . $5.75         $4.75

1994
Fourth Quarter . . . . . . . . . . . . . . $7.00         $4.88
Third Quarter. . . . . . . . . . . . . . . $6.88         $4.88
Second Quarter . . . . . . . . . . . . . . $7.88         $5.75
First Quarter. . . . . . . . . . . . . . . $8.63         $7.00

1993
Fourth Quarter . . . . . . . . . . . . . . $8.88         $5.50
Third Quarter. . . . . . . . . . . . . . . $7.00         $5.63
Second Quarter . . . . . . . . . . . . . . $7.88         $5.88
First Quarter. . . . . . . . . . . . . . . $9.13         $4.00

On January 24, 1996, the closing price of the common stock as reported on the American Stock Exchange was $3.69 per share and there were 924 holders of record of the common stock.

The Company has not paid any cash dividends on its common stock since inception and intends for the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Board of Directors of the Company based upon consideration of the Company's earnings, capital needs and other factors then relevant.

ITEM 6.   SELECTED FINANCIAL DATA

                             Unique Mobility, Inc.
                      Consolidated Selected Financial Data

                          1995                1994                1993                1992                1991
Contract services
revenue               $ 4,011,951           1,643,203           1,461,568           2,306,070           3,093,117

Product sales          $   701,700             708,917             695,300             468,508             324,798

Operating loss         $(1,154,338)         (3,367,873)         (2,446,574)         (2,240,170)           (671,034)

Net loss               $(1,330,433)         (3,395,356)         (2,473,804)         (2,217,207)           (606,735)

Net loss per
common share           $    (.13)               (.35)               (.28)               (.33)               (.13)

Total assets           $ 7,678,599           5,903,551           7,791,826           4,700,507           3,301,187

Long-term
obligations            $   807,003             886,996             921,758           2,161,376               -0-

Cash dividend
declared per
common share           $     -0-                 -0-                 -0-                 -0-                 -0-


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company experienced growth in its contract services business and as a result reported increased revenue and lower levels of operating losses for fiscal 1995. The growth in contract services revenue was primarily attributable to the Company's participation in the U.S. Department of Energy-sponsored Hybrid Propulsion System Development Program with Ford Motor Company.

During the second half of fiscal 1995, the Company completed an offering of its common stock under Regulation S. Proceeds to the Company net of offering expenses amounted to $1,950,554. As a result, the Company's cash balances at fiscal 1995 year end improved compared to the prior fiscal year end balances.
At October 31, 1995, cash on hand and certificates of deposit were $2,115,499 compared to $1,620,115 at October 31, 1994. Working capital (current assets minus current liabilities) declined to $1,193,000 versus $2,061,612 reflecting short-term borrowings to meet the Company's capital contributions to Taiwan UQM.

In fiscal 1996, the Company intends to launch expanded manufacturing operations at its Golden, Colorado facility, continue the development of the Ethos 3 EV demonstration vehicle in collaboration with Pininfarina and make additional investments in its joint venture with KYMCO. The Company does not currently possess the financial resources to fully fund these activities. See "Liquidity and Capital Resources" below.

Accounts receivable declined to $337,849 at October 31, 1995 compared to $405,403 at the end of fiscal 1994 reflecting accelerated collections on engineering contracts through the utilization of progress payment provisions on substantially all of the Company's contracts.

Costs and estimated earnings on uncompleted contracts declined $93,669 to $262,414 at fiscal 1995 year end from the fiscal 1994 year end level of $356,083. This decline was due to accelerated billing under the progress payment provisions of the Company's contracts and lower levels of sponsored development activities for Ford Motor Company during the fourth quarter of fiscal 1995.

Inventories declined to $404,701 at fiscal 1995 year end compared to the prior year end level of $475,151. Raw material and work in process inventories declined modestly while finished products inventories accounted for $46,688 of the decrease. The decline in finished goods inventories is attributable to lower stocking levels of product inventories.

Prepaid expenses were $35,397 at October 31, 1995, a decrease of $29,280 from the fiscal 1994 year end level. The decrease is due to prepayments of trademark application costs and construction costs during fiscal 1994, which were not of a recurring nature.

The Company invested $440,079 for the acquisition of property and equipment during fiscal 1995. Of this amount, $135,000 was expended for the acquisition of the hybrid electric Orion II transit bus which was collaboratively developed by the Company and a funding consortium of companies. Following its acquisition, the bus was leased to NYSERDA and placed in service with various transit operators throughout the State of New York. The Company expects to invest additional amounts of capital for machinery and equipment in fiscal 1996 coincident to the launch of volume manufacturing operations. See also "Liquidity and Capital Resources" below.

Patent and trademark costs, net of accumulated amortization, increased $56,270 over the prior year level reflecting patent application costs associated with technology acquired from Everton Developments, Ltd. and trademark application costs arising from the registration of the mark UQM in the United States and various industrial countries around the world.

Other assets decreased to $27,831 at October 31, 1995 from $46,235 due to the sale of marketable securities previously held for investment.

Accounts payable declined $132,831 to $83,859 at the end of fiscal 1995 from $216,690 at the end of fiscal 1994 due to the acceleration of payments to vendors on commercial trade accounts and an overall reduction in the Company's operating cost base during the fourth quarter.

Other current liabilities declined to $464,186 at October 31, 1995, from $532,058 at October 31, 1994. The decrease is generally due to lower levels of accrued legal and accounting fees ($54,643) and lower levels of accrued payroll, consulting, personal property and real estate taxes ($102,793) which were partially offset by an increase in accrued interest expense($86,713) arising from borrowings from KYMCO.

Note payable increased to $1,403,493 at October 31, 1995 reflecting amounts due to KYMCO pursuant to a waiver and option agreement. Pursuant to the agreement KYMCO will fund the Company's capital call obligations to Taiwan UQM under the joint venture agreement between the Company, KYMCO and TLT arising prior to December 31, 1995.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to zero at fiscal 1995 year end from $137,247 at the end of fiscal 1994. At the end of fiscal 1995, no customers were billed in advance of the performance of the associated work on sponsored development programs.

Current portion of long-term debt rose $41,425 to $81,525 at October 31, 1995, due to increased levels of debt associated with lease financing activities conducted by the Company's wholly owned subsidiary UQM Leasing, Inc.

Long-term debt declined $79,993 during fiscal 1995 due to scheduled principal payments and a principal prepayment of $70,000 on the mortgage debt associated with the Company's facilities.

Common stock and additional paid-in capital increased to $105,720 and $18,887,886 at October 31, 1995, respectively, compared to $99,255 and $16,790,995 at October 31, 1994. The increase is primarily attributable to a sale of the Company's common stock and the acquisition of common stock upon the exercise of stock options by employees and consultants which resulted in aggregate cash proceeds to the Company, net of expenses, of $2,028,700.

Results of Operations

Operations for the year ended October 31, 1995 resulted in a net loss of $1,330,433 or $0.13 per share compared to a net loss of $3,395,356 or $0.35 per share for the year ended October 31, 1994, and a net loss of $2,473,804 or $0.28 per share for the year ended October 31, 1993.

Revenue derived from contract services for fiscal 1995 rose over two-fold to $4,011,951 from the fiscal 1994 level of $1,643,203 and the fiscal 1993 level of $1,461,568. Sales of UQM products remained flat in fiscal 1995 at $701,700 compared to the fiscal 1994 and 1993 levels of $708,917 and $695,300, respectively. The increase in revenue from contract services is primarily attributable to U.S. Department of Energy-sponsored work performed for Ford Motor Company. During the fourth quarter of fiscal 1995, the Company, in consultation with Ford, reduced its cost-share participation in the program.
The flywheel development activity, which constitutes the only ongoing work under the Ford program, is expected to be completed during the third quarter fiscal 1996. The Company's reduced participation in the Ford program was designed to lower its cost-share obligations and focus the Company's research and development activities to areas of nearer rather than longer term application of developed technologies. Total revenue for the fourth quarter of fiscal 1995 declined to $523,818 compared to total revenues of $1,629,819 for the third quarter of fiscal 1995 as a result of these decisions. Revenues from the Ford program constituted 24.1 percent and 36.6 percent of total revenue for the fourth quarter and fiscal 1995, respectively.

Gross profit margins for fiscal 1995 rose to 31.4 percent versus 14.3 percent for fiscal 1994 and 15.3 percent in fiscal 1993. The increase in gross profit margins is primarily attributable to increased absorption of overhead costs resulting from higher levels of contract services revenue.

Research and development expenditures declined to $1,292,803 for the year ended October 31, 1995, from $2,088,317 for the year ended October 31, 1994, and $1,443,631 for the year ended October 31, 1993. The decline is due to revenue arising from the contract with Ford which offset, in part, internally funded research activities.

General and administrative costs decreased to $972,410 for fiscal 1995 versus $1,331,532 and $1,095,420 for fiscal 1994 and 1993, respectively. The decrease results from lower levels of legal and business development expenditures and reduced staffing of administrative and marketing functions during fiscal 1995.

Depreciation and amortization expense increased $74,795 during fiscal 1995 to $346,567 reflecting increased levels of amortization associated with the issuance of patents covering the Company's proprietary technologies and higher levels of depreciable assets, generally.

Royalty expense was $23,423 for the year ended October 31, 1995, versus $11,458 and $39,272 for the years ended October 31, 1994 and 1993 respectively. Royalty expense was lower in fiscal 1994 and 1995 due to completion of an assignment agreement with Alcan which reduced the Company's royalty obligation.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout fiscal 1995 were adequate to meet operating needs. Cash used by operations and for the purchase of capital assets declined during fiscal 1995 compared to the fiscal 1994 and 1993 levels. Cash flows from financing activities rose during fiscal 1995 compared to fiscal 1994. This increase is primarily attributable to the completion of an offering of the Company's common stock under Regulation S. The offering, which was completed during the fourth quarter of fiscal 1995, resulted in the sale of 581,111 shares of common stock at $3.60 per share. Proceeds to the company, net of offering expenses, was $1,950,554. Principally as a result of these activities cash and cash equivalents increased to $1,796,392 at October 31, 1995, compared to $1,201,008 at October 31, 1994. Working capital (current assets minus current liabilities ) declined to $1,193,000 versus $2,061,612 primarily as a result of short-term borrowings to meet the Company's capital contributions to Taiwan UQM.

During the fourth quarter of fiscal 1995, the Company established a new business unit to commercialize low voltage traction drives and reduced its participation in the Ford research program. As a result, the Company has redirected personnel and financial resources toward the launch of the Power Products business unit. Management expects the near term impact of its reduced participation in the Ford program to result in lower levels of contract services revenue in fiscal 1996 and a corresponding reduction in the cost of those revenues. The launch of the Power Products business unit is expected to result in operating losses which will be financed in part from the proceeds of the 1995 offering. Management believes the Company currently possesses sufficient cash to fund its domestic operations for a period of at least twelve months. However, additional capital will be required to fully implement the Company's participation in its Taiwanese joint venture and commercialization of the Ethos 3 EV.

In January 1996, the Company sold to Invacare Corporation 129,032 shares of the Company's common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000, the use of which is restricted principally to certain design and production activities. Contingent upon the achievement of certain conditions, Invacare has agreed to make an additional investment in the Company through the purchase of common stock at market price. The additional investment will be in the approximate amount of 50 percent of the mutually agreed investments to be made by the Company for production tooling, equipment and product launching costs required to be made by the Company for the manufacture of products to be sold to Invacare. The Company does not currently possess the financial resources to fund its 50 percent share of the costs to launch production for Invacare; however management believes that it can acquire the capital required to meet its obligations pursuant to the agreement through commercial debt or lease financing, although it currently has no commitment for such financing.

On January 29, 1994 the Company, KYMCO and TLT entered into a joint venture agreement providing for the formation, funding and operation of Taiwan UQM, a company organized under the laws of the Republic of China. Taiwan UQM was incorporated in April 1995.

Under the initial provisions of the joint venture agreement the Company purchased 39 percent of the initial capital of Taiwan UQM for $45,082 and agreed to invest 39 percent of any additional capital calls. Pursuant to the joint venture agreement, the venturers are required to invest additional funds in Taiwan UQM as the board of directors of Taiwan UQM by unanimous vote determines to be required.

During 1995, the Company was unable to make payments for additional capital call obligations under the joint venture agreement. The Company, KYMCO and TLT entered into a waiver and option agreement on June 12, 1995, whereby KYMCO agreed to first purchase those shares of Taiwan UQM underlying the Company's additional capital call obligations in the amount of $1,403,493. Under the waiver and option agreement the Company has the option to repurchase these shares from KYMCO for the additional capital call amount plus interest at 10 percent per annum.

It is the intent of management to repurchase the shares and maintain the Company's equity interest in Taiwan UQM at 39 percent. The purchase by KYMCO of the shares related to the Company's additional capital call obligations has been accounted for as a financing arrangement. Accordingly, for financial reporting purposes, as of October 31, 1995, the Company has recorded $1,403,493 as an addition to its investment in joint venture and as a note payable to joint venture. The Company does not currently possess the financial resources to meet this obligation on a timely basis, although the Company intends to do so if capital becomes available on terms acceptable to the Company. Accordingly, the Company plans to seek an extension of the May 31, 1996 payment date to December 31, 1996. However, there can be no assurance that such date can be extended, or that if it is extended, that the Company will then possess the financial resources to maintain its ownership interest in Taiwan UQM at 39 percent.
Should the Company not meet its obligations under the joint venture agreement and the waiver and option agreement, Taiwan UQM would nevertheless be obligated to obtain a royalty-bearing license from the Company in order to gain manufacturing rights to the Company's proprietary technologies.

The Company may require additional capital beyond that discussed above to complete its long-term business plan. The Company hopes to meet future capital requirements through the issuance of equity or debt securities or a combination of both, although there can be no assurance that such financing can be
arranged.   In the event the Company is unwilling or unable to arrange such financing, management would defer, abandon or modify implementation of the Company's business plan. In addition, the Company plans to continue to pursue the commercialization of its proprietary technologies directly, if financing can be obtained or, if financing cannot be obtained or is deemed to be too costly, indirectly by means of strategic alliances or licensing arrangements with leading companies in the field.

New Accounting Standards. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

ITEM 8.  Financial Statements

                           Independent Auditors' Report

The Board of Directors and Stockholders
Unique Mobility, Inc.:

We have audited the accompanying consolidated balance sheets of Unique Mobility, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Mobility, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995 in conformity with generally accepted accounting principles.



                               "KPMG Peat Marwick LLP"
                                KPMG Peat Marwick LLP


Denver, Colorado
December 22, 1995

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 1995 and 1994



Assets                                                  1995           1994

Current assets:
  Cash and cash equivalents                        $ 1,796,392       1,201,008
  Certificates of deposit                              319,107         419,107
  Accounts receivable (notes 5 and 10)                 337,849         405,403
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                  262,414         356,083
  Inventories                                          404,701         475,151
  Prepaid expenses                                      35,397          64,677
  Other current assets                                  70,203          66,278

       Total current assets                          3,226,063       2,987,707


Property and equipment, at cost:
  Land (notes 2 and 5)                                 335,500         335,500
  Building (notes 2 and 5)                           1,364,500       1,364,500
  Molds                                                102,113         102,113
  Transportation equipment                             251,175         116,175
  Machinery and equipment                            1,763,818       1,458,739
                                                     3,817,106       3,377,027
 Less accumulated depreciation                      (1,275,530)       (942,736)

       Net property and equipment                    2,541,576       2,434,291


Investment in Taiwan joint venture (note 3)          1,432,735          41,194

Patent and trademark costs, net of
  accumulated amortization of $25,491
  and $16,995 (note 9)                                 450,394         394,124

Other assets                                            27,831          46,235

                                                   $ 7,678,599       5,903,551

                                                              (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued



Liabilities and Stockholders' Equity                   1995             1994

Current liabilities:
  Accounts payable                               $     83,859          216,690
  Other current liabilities (note 4)                  464,186          532,058
  Note payable to Taiwan joint venture
    participant (note 3)                            1,403,493
  Current portion of long-term debt (note 5)           81,525           40,100
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                  137,247

       Total current liabilities                    2,033,063          926,095


Long-term debt, less current portion (note 5)         807,003          886,996


       Total liabilities                            2,840,066        1,813,091


Minority interest in consolidated
  subsidiary (note 2)                                 389,065          391,785


Stockholders' equity (notes 7 and 8):
  Common stock, $.01 par value, 50,000,000
    shares authorized; 10,571,953 and
    9,925,545 shares issued                           105,720           99,255
  Additional paid-in capital                       18,887,886       16,790,995
  Accumulated deficit                             (14,426,536)     (13,096,103)
                                                    4,567,070        3,794,147
  Less cost of 37,341 and 31,976 shares
    of treasury stock                                 117,602           95,472

       Total stockholders' equity                   4,449,468        3,698,675

Commitment (note 3)

                                                 $  7,678,599        5,903,551


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended October 31, 1995, 1994 and 1993


                                                       1995            1994            1993
Revenue:
  Contract services (note 10)                     $  4,011,951       1,643,203       1,461,568
  Product sales                                        701,700         708,917         695,300
                                                     4,713,651       2,352,120       2,156,868

Operating costs and expenses:
  Costs of revenue                                   3,232,786       2,016,914       1,827,130
  Research and development                           1,292,803       2,088,317       1,443,631
  General and administrative                           972,410       1,331,532       1,095,420
  Depreciation and amortization                        346,567         271,772         197,989
  Royalty                                               23,423          11,458          39,272
                                                     5,867,989       5,719,993       4,603,442

     Operating loss                                 (1,154,338)     (3,367,873)     (2,446,574)


Other income (expense):
  Minority interest share of earnings of
    consolidated subsidiary                            (64,627)        (69,517)        (67,810)
  Interest income                                       50,890          98,228         145,783
  Interest expense                                    (177,051)        (73,813)       (105,735)
  Equity in loss of Taiwan joint venture               (11,952)         (3,888)
  Other                                                 26,645          21,507             532

     Net loss                                     $ (1,330,433)     (3,395,356)     (2,473,804)

     Net loss per common share                         $(.13)           (.35)           (.28)

Weighted average number of shares of common
  stock outstanding                                 10,090,778       9,763,391       8,881,643


See accompanying notes to consolidated financial statements.


UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended October 31, 1995, 1994 and 1993

                                                  Number of
                                                   common                  Additional                                 Total
                                                   shares      common       paid-in      Accumulated    Treasury   Stockholders'
                                                   issued       stock        capital       deficit        stock       equity
Balances at October 31, 1992                      7,211,784  $  72,118      8,789,076     (7,226,943)    (41,823)    1,592,428
Issuance of common stock, net of offering
  costs of $744,923                               1,000,000     10,000      4,245,077                                4,255,077
Issuance of common stock upon
  conversion of debenture and accrued
  interest thereon                                  666,666      6,667      1,193,333                                1,200,000
Issuance of common stock upon exercise
  of underwriters' overallotment option             150,000      1,500        651,000                                  652,500
Issuance of common stock upon exercise
  of Alcan preemptive right (note 7)                 49,675        497         53,661                                   54,158
Issuance of common stock upon exercise
  of underwriter warrants                           120,000      1,200        278,400                                  279,600
Issuance of common stock upon exercise
  of employee options                               257,637      2,576        324,359                                  326,935
Issuance of common stock under
  employee stock purchase plan                        5,623         56         22,299                                   22,355
Net loss                                                                                  (2,473,804)               (2,473,804)

Balances at October 31, 1993                      9,461,385     94,614     15,557,205     (9,700,747)    (41,823)    5,909,249

Issuance of common stock upon exercise
  of Alcan preemptive right (note 7)                111,395      1,114        199,397                                  200,511
Issuance of common stock upon exercise
  of underwriter warrants                            20,000        200         46,400                                   46,600
Issuance of common stock upon exercise
  of employee options                               325,133      3,251        936,996                    (53,649)      886,598
Issuance of common stock for directors'
  compensation                                        6,000         60         42,490                                   42,550
Issuance of common stock under
  employee stock purchase plan                        1,632         16          8,507                                    8,523
Net loss                                                                                  (3,395,356)               (3,395,356)

Balances at October 31, 1994                      9,925,545     99,255     16,790,995    (13,096,103)    (95,472)    3,698,675

Issuance of common stock, net of offering
  costs of $141,446                                 581,111      5,812      1,944,742                                1,950,554
Issuance of common stock upon exercise
  of employee options                                64,786        648         99,628                    (22,130)       78,146
Issuance of common stock under
  employee stock purchase plan                          511          5          2,521                                    2,526
Issuance of warrants for services                                              50,000                                   50,000
Net loss                                                                                  (1,330,433)               (1,330,433)

Balances at October 31, 1995                     10,571,953  $ 105,720     18,887,886    (14,426,536)  (117,602)  4,449,468


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, 1995, 1994 and 1993


                                                      1995             1994            1993
Cash flows from operating activities:
  Net loss                                        $(1,330,433)      (3,395,356)     (2,473,804)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization                   346,567          271,772         197,989
      Minority interest share of earnings of
        consolidated subsidiary, net of cash
        distributions                                  (2,720)           8,904           7,810
      Noncash compensation expense for
        common stock and warrants issued for
        services                                       12,500           80,050
      Equity in loss of Taiwan joint venture           11,952            3,888
      Gain on sale of investments                      (3,534)
      Change in operating assets and liabilities:
         Accounts receivable and costs and
           estimated earnings in excess of
           billings on uncompleted contracts          161,223           28,995        (329,791)
       Inventories                                     70,450           52,215        (259,515)
       Prepaid expenses and other current
         assets                                        25,355            9,933         (47,923)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts           (137,247)          74,060          63,187
       Accounts payable and other current
         liabilities                                 (163,203)         238,712           2,715
       Other                                             (466)          35,919          (8,513)

          Net cash used by operating activities    (1,009,556)      (2,590,908)     (2,847,845)


Cash used by investing activities:
   Acquisition of property and equipment             (440,079)        (413,907)       (373,482)
  Increase in patent and trademark costs              (64,766)        (131,652)       (129,644)
  Investment in Taiwan joint venture                                   (45,082)
  Purchase of certificates of deposit and
    other investments                                                                 (423,447)
  Proceeds from sale of certificates of
    deposit and other investments                     117,127                          314,479

         Net cash used by investing activities       (387,718)        (590,641)       (612,094)

                                                              (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued


                                                      1995              1994            1993
Cash flows provided by financing activities:
  Proceeds from borrowings                       $   212,337
  Repayment of debt                                 (250,905)          (36,077)        (36,827)
  Proceeds from sale of common stock, net          1,950,554                         4,255,077
  Issuance of common stock upon exercise of
    underwriters' over allotment option                                                652,500
  Issuance of common stock upon exercise
    of employee options                               78,146           886,598         326,935
  Issuance of common stock upon exercise of
    underwriter warrants                                                46,600         279,600
  Issuance of common stock upon exercise of
    Alcan preemptive right                                             200,511          54,158
  Issuance of common stock under employee stock
    purchase plan                                      2,526             8,523          22,355

        Net cash provided by financing
          activities                               1,992,658         1,106,155       5,553,798

        Increase (decrease) in cash and cash
          equivalents                                595,384        (2,075,394)      2,093,859

Cash and cash equivalents at beginning of year     1,201,008         3,276,402       1,182,543

Cash and cash equivalents at end of year         $ 1,796,392         1,201,008       3,276,402

Supplemental disclosures to the consolidated statements of cash flows:

  Cash paid for interest was $89,133, $72,638 and $113,735 in 1995, 1994 and
    1993, respectively.

  In 1995, the Company financed its additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,403,493 (see note 3).

  In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, shares of the Company's common stock held by the option holder prior to the date of the option exercise. The shares received are recorded at cost as treasury stock.

  In fiscal 1995 and 1994 the Company issued 32,130 and 24,364 shares of common stock with an exercise price of $22,130 and $53,649, respectively, for which the Company received 5,365 and 6,813 shares of common stock.

  During 1993, the Company issued 666,666 shares of common stock upon the conversion of its 8% secured convertible term notes in the amount of $1,200,000.


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 1994 and 1993


(1)    Summary of Significant Accounting Policies

       (a)   Principles and Consolidation

             The consolidated financial statements include the accounts of Unique Mobility, Inc. and those of all majority-owned or controlled subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        (b)  Contract Services

             Revenue relating to service contracts, the terms of which is one year or less, is recognized using the completed-contract method. Revenue relating to long-term fixed price contracts ios recognized using the percentage of completion method. Revenue relating to cost-plus type contracts is recognized as costs are incurred and billed to the customer.

         (c) Cash, Cash Equivalents and Certificates of Deposit

             The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents. Certificates of deposit are carried at cost. The certificate of deposit held at October 31, 1995 matures in April 1996.

         (d) Investment in Taiwan Joint Venture

             The Company's investment in a joint venture located in Taiwan is accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the joint venture as they occur. Income or loss recognition is limited to the extent of the Company's investment in, advances to and guarantees of the joint venture.

         (e) Inventories

             Inventories are stated at the lower of cost or market.
             Cost is determined by the first-in, first-out method. Inventories at October 31, consist of:



                                                  1995                  1994

             Raw materials                     $ 247,225               263,526
             Work in process                      31,525                38,986
             Finished products                   125,951               172,639

                                               $ 404,701               475,151

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(1)    Summary of Significant Accounting Policies (continued)

       (f)   Property and Equipment

              Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years except for the building which is depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

        (g)   Patent and Trademark Costs

              Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by the Company for the filing of patent and trademark applications and the maintenance of patents issued. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

        (h)   Income Taxes

              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

              Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i)   Research and Development

               Costs of researching and developing new technology or significantly altering existing technology are charged to operations as incurred.

         (j)   Loss Per Common Share

               Loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents were not included in the computations because their effect was anti-dilutive.

         (k)   Reclassifications

               Certain prior year amounts have been reclassified to conform with the October 31, 1995 presentation.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



         (2)    Limited Liability Company

                In September 1992, the Company and a private investor formed a Colorado limited liability company to acquire, own, and maintain a 40,000 square-foot facility in Golden, Colorado, and the surrounding land. This facility serves as the Company's corporate headquarters. Ownership in this limited liability company is divided equally between the Company and the private investor; however, the Company is deemed to have a controlling interest in the limited liability company by virtue of its management responsibilities and the limited liability company is, therefore, accounted for as a consolidated subsidiary. Minority interest in consolidated subsidiary represents the private investor's allocable portion of the equity of the consolidated subsidiary.

         (3)    Investment in Taiwan Joint Venture

                On January 29, 1994 the Company, Kwang Yang Motor Co. Ltd. (KYMCO), and Turn Luckily Technology Co. Ltd. (TLT), entered into a joint venture agreement (the Joint Venture Agreement) providing for the formation, funding, and operation of Taiwan UQM Electric Company, Ltd., a company organized under the laws of the Republic of China (Taiwan UQM). Taiwan UQM was incorporated in April 1995.

                Under the initial provisions of the Joint Venture Agreement for $45,082, the Company purchased 39% of the initial equity capital of Taiwan UQM in 1994 and agreed to invest 39% of any additional capital calls. Pursuant to the Joint Venture Agreement, the venturers are required to invest additional funds in Taiwan UQM, as the board of directors of Taiwan UQM by unanimous vote determines to be required.

                During 1995, the Company was unable to make payments for additional capital call obligations under the Joint Venture Agreement. The Company, KYMCO and TLT entered into a Waiver and Option Agreement (the Option Agreement) on June 12, 1995, whereby KYMCO agreed to first purchase those shares of Taiwan UQM underlying the Company's additional capital call obligations in the amount of $1,403,493. Under the Option Agreement, the Company has the option to repurchase these shares from KYMCO for the additional capital call amount, plus interest at 10% per annum. It is the intent of management of the Company to repurchase the shares and maintain the Company's equity interest in Taiwan UQM at 39%. The purchase by KYMCO of the shares related to the Company's additional capital call obligations has been accounted for as a financing arrangement. Accordingly, for financial reporting purposes, as of October 31, 1995, the Company has recorded $1,403,493 as an addition to its investment in joint venture and as a note payable to joint venture.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


         (4)    Other Current Liabilities

                Other current liabilities at October 31, consist of:



                                                       1995             1994

                Accrued subcontractor expense       $ 174,781          150,000
                Accrued interest                       93,698            6,985
                Accrued legal and accounting fees      48,611          103,254
                Accrued payroll, consulting,
                  personal property and real
                  estate taxes                         44,882          147,675
                Other                                 102,214          124,144

                                                    $ 464,186          532,058


(5)    Long-term Debt

         Long-term debt at October 31, consists of:

                                                       1995             1994


         Note payable to bank, in monthly
           installments with interest at the
           bank's prime rate plus 1.0% (9.75%
           at October 31, 1995); matures
           October 2007; secured by land and
           building                                 $ 829,714          927,096


         Note payable to bank, in monthly
           installments with interest at 12%;
           matures November 1997; secured
           by all of the Company's accounts
           at the bank and all accounts
           receivable and certain equipment            58,814

                  Total long-term debt                888,528          927,096

         Less current portio                           81,525           40,100

         Long-term debt, less current portion       $ 807,003          886,996


         Annual maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

                                 1996                     $    81,525
                                 1997                          57,676
                                 1998                          46,560
                                 1999                          51,308
                                 2000                          56,541
                                 Thereafter                   594,918

                                                            $ 888,528

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


      (6)    Income Taxes

             At October 31, 1995, temporary differences that give rise to deferred tax assets and deferred tax liabilities are principally made up of net operating loss carryforwards and research and development credit carryforwards for income tax purposes. Deferred tax assets attributable to net operating loss carryforwards and other tax credits are offset by a valuation allowance.

             At October 31, 1995, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $13.8 million. Approximately $1.2 million of the net ope rating loss carryforwards is attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. Net operating loss carryforwards are subject to certain rules limiting their annual usage. These carryforwards ex pire between 1998 and 2010.

      (7)    Stockholders' Equity

             Alcan Aluminum Limited (Alcan) and certain affiliates of Advent International Corporation (Advent) and Techno-Venture U.S.A., Inc. (Techno), significant stockholders, have preemptive rights to acquire 16.7%, 13.1% and 2.1%, respectively, of the Company's shares of common stock offered in any offering for so long as they hold any shares of the Company's common stock.

             Additionally, Alcan has the right of first refusal to purchase any private placement eq uity securities to be issued or sold to third parties if such issuance would cause such parties to become the beneficial owner of more than 5% of any class of the Company's equity securities. Separately, the Company's Chairman, who holds or has the right to acquire 805,512 shares of the Company's common stock, has granted Alcan a right of first refusal to purchase any shares to be sold or transferred by the Chairman in any public or private sale.

      (8)    Common Stock Options and Warrants

             The Company has reserved 4,104,000 shares of common stock for key employees, consultants, and key suppliers under its Incentive and Non-Qualified Option plans. Options became exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant. The maximum number of shares that may be granted to any eligible employee during the term of the Plan is 500,000 shares. The options require holders to abide by certain Company policies on the trading of Company's common stock.

             The following table summarizes activity under the plans:


                                                  Shares under     Per share
                                                     option       option price


             Outstanding at October 31, 1992        1,447,770    $ .375 - 4.25
             Granted                                  612,000      6.25 - 8.00
             Exercised                               (257,637)     .375 - 3.50
             Forfeited                                (89,268)     3.50 - 6.25


                                                            (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


(8)    Common Stock Options and Warrants (continued)

                                                   Shares under    Per share
                                                      option      option price

     Outstanding at October 31, 1993                 1,712,865   $ .375 - 8.00
     Granted                                           618,333     5.00 - 8.13
     Exercised                                        (325,133)    .375 - 3.50
     Forfeited                                         (91,532)    3.50 - 6.88

     Outstanding at October 31, 1994                 1,914,533      .50 - 8.13

     Granted                                           100,000            5.00
     Exercised                                         (64,786)     .50 - 3.50
     Forfeited                                         (97,515)    3.50 - 6.88

     Outstanding at October 31, 1995                 1,852,232      .50 - 8.13

     Exercisable at October 31, 1995                 1,488,644

     In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 250,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options vest ratably over a three-year period beginning one year from the date of grant and are exercisable for 10 years from the grant date.
     Option prices are equal to the fair market value of common shares at the date of grant.

     The following table summarizes activity under the plan:

                                                  Shares under     Per share
                                                     option      exercise price

     Outstanding at October 31, 1993
     Granted                                          48,000     $ 5.38 - 6.25
     Outstanding at October 31, 1994                  48,000       5.38 - 6.25
     Granted                                          61,333       5.00 - 5.13

     Outstanding at October 31, 1995                 109,333       5.00 - 6.25


     At October 31, 1995 options for 16,000 shares were exercisable.


     In connection with a 1991 common stock issuance, the underwriters were issued warrants to acquire 140,000 shares of the Company's common stock at $2.32 per share. During 1993, the underwriters exercised warrants for 120,000 shares of the Company's common stock. During 1994, the underwriters exercised the remaining warrants and were issued 20,000 shares of the Company's common stock.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


      In connection with a 1992 common stock issuance, the underwriters were issued warrants to acquire 100,000 shares of the Company's common stock at $6.00 per share. These warrants expired unexercised on December 2, 1995.

      In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at October 31, 1995.

      The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. Warrants to acquire 200,000 shares of common stock vested on January 20, 1994 and the remaining 100,000 shares vested on January 20,1995. The warrants were exercisable for a period of five years, expiring on January 19, 1999, at a price of $7.63 per share. Further, the warrants were redeemable on a one-time basis only through June 30, 1994, for a like number of warrants, at the then current fair market value of the Company's common stock with otherwise identical terms. On April 18, 1994, the warrants were redeemed in accordance with the above provision for a like number of warrants which are exercisable at a price of $6.00 per share. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at October 31, 1995.

      In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 21, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at October 31, 1995.

   (9)     Alcan Agreements

             The Company had previously entered into agreements with Alcan. Under terms of the agreements, the Company's then existing motor technology and technology resulting from development projects for Alcan were cross-licensed between Alcan and the Company.
             Royalties from the manufacture and sale of licensed products and a portion of royalties received from the sub-licensing of technology to third parties were payable by the licensing party to the other if the technology was commercialized. During 1994, the Company and Alcan executed another agreement, in which Alcan assigned to the Company all of its rights, title and interests in all technology developed under the original agreements between Alcan and the Company. The 1994 agreement further provides that the Company shall pay to Alcan royalties on revenue derived from the manufacture and sale of products or processes embodying the related technology. In addition, subject to certain conditions, Alcan has agreed to reimburse the Company for 50% of its patent application and maintenance expenditures, up to an amount not to
             exceed the annual royalties from the Company.   The Company  paid
             $39,272  in  1993  pursuant  to the  original  agreements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


             During 1995 and 1994, the Company recorded royalty expense of $23,423 and $11,458, respectively, all of which was applied to the reduction of patent application and maintenance expenditures.

      (10)   Significant Customers

             The Company has historically derived significant contract services revenue from a few key customers. During the year ended
             October 31, 1995, the Company derived $3,258,097 of contract services revenue from three customers, representing 81% of revenue earned from contract services. Accounts receivable from these three customers also represented 32% of total accounts receivable at October 31, 1995. In the years ended October 31, 1994 and 1993, the Company derived $966,831 and $693,592, respectively, of contract services revenue from three and two customers, respectively, representing 59% and 47%, respectively, of revenue earned from contract services. These two customers also represented 39% and 43% of total accounts receivable at October 31, 1994 and 1993, respectively.

      (11)   Employee Benefit Plans

             401(K) Plan

             The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan including the Company's common stock. The Company matches participant contributions on a dollar-for-dollar basis on the first 5% of the participant's contributions and 25% of participant contributions in excess of 5%, subject to certain limitations. These contributions vest ratably over a three year period.
             Matching contributions to the Plan by the Company were $98,441, $95,257 and $90,457 for the years ended October 31, 1995, 1994 and 1993, respectively.

             Stock Purchase Plan

             The Company has established a stock purchase plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the stock purchase plan. During the years ended October 31, 1995, 1994 and 1993, the Company issued 511, 1,632 and 5,623 shares of common stock, respectively, under the stock purchase plan.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


      (12)   Subsequent Event - Stock Purchase Agreement

             On December 7, 1995, the Company entered into a Stock Purchase Agreement with Invacare Corporation (Invacare). Pursuant to the Stock Purchase Agreement, Invacare has purchased 129,032 shares of the Company's common stock at $3.88 per share for a total capital contribution to the Company of $500,000. The use of these proceeds is restricted principally to certain design and production activities. Contingent upon the execution of a mutually acceptable Supply Agreement with respect to the sale of products by the Company to Invacare, Invacare has further agreed to make a second capital contribution at such time as the production engineering of the initial product for Invacare is completed, which event is scheduled to occur on or before April 30, 1996. The second capital contribution will be in the approximate amount of 50% of the mutually agreed investments to be made by the Company for the production tooling, capital equipment and product launching costs required to be made by the Company for the manufacture of products to be sold to Invacare.

ITEM 9.     CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


            None.

                                       PART III


Pursuant to instruction G (3) to Form 10-K, the information required in Items 10-13 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on March 20, 1996, to be filed on or about February 6, 1996, pursuant to Regulation 14A.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


        (a)   1.  Financial Statements:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets, October 31, 1995 and 1994.

                  Consolidated Statements of Operations for the years ended
                     October 31, 1995, 1994 and 1993.

                  Consolidated Statements of Stockholders' Equity for the years ended October 31, 1995, 1994 and 1993.

                  Consolidated Statements of Cash Flows for the years ended
                     October 31, 1995, 1994 and 1993.

                  Notes to Consolidated Financial Statements.


             2.   Financial Statement Schedules:

                  None.


         (b) Reports on Form 8-K:

                  None.


         (c)  Exhibits


3.1 Articles of Incorporation and Bylaws. Reference is made to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-42342), which is incorporated herein by reference.

3.2 Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of the Company's Quarter Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146) which is incorporated herein by reference.

4.1 Specimen Stock Certificate. Reference is made to Exhibit 3.1 of the Company Registration Statement on Form 10, dated February 27, 1980 (No. 0-9146) which is incorporated herein by reference.

10.1 Shareholder Agreement by and among Alcan International Limited, Ray A. Geddes and Unique Mobility, Inc. dated June 7, 1988. Reference is made to
      Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (No. 0-9146) which is incorporated herein by reference.

10.2 Unique Mobility, Inc. Incentive and Non-qualified Stock Option Plan (amended and restated effective January 1, 1988). Reference is made to
      Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (No. 0-9146).

10.3 Non-Qualified Stock Option Agreement with Simon Mencher. Reference is made to Exhibit 10.12 of the Company's Registration Statement on Form S-2 (No. 33-53376) which is incorporated herein by reference.

10.4  Unique Mobility, Inc. 1992 Stock Option Plan.  Reference is made to
      Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-47454), which is incorporated herein by reference.

10.5  Unique Mobility, Inc. Employee Stock Purchase Plan.  Reference is made to
      Exhibit 4.3 to the Company's Registration Statement on Form S-8
      (No. 33-34612), which is incorporated herein by reference.

10.6  401(k) Savings Plan of Unique Mobility, Inc.  Reference is made to Exhibit
      4.3 to the Company's Registration Statement on Form S-8 (No. 33-34613), which is incorporated herein by reference.

10.7 Note and Warrant Purchase Agreement dated March 25, 1992 between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.8 Warrant Agreements dated March 25, 1992 between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.9 Stock Restriction Agreement dated March 25, 1992 between Ray A. Geddes and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to Exhibit 19.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.10 Amendment to Shareholder Agreement dated March 25, 1992 between Unique Mobility, Inc., Ray A. Geddes and Alcan International Limited. Reference is made to Exhibit 19.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.11 Unique Building Partners, Ltd. Liability Co. Operating Agreement dated September 16, 1992. Reference is made to Exhibit 10.33 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

10.12 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to Exhibit 10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

10.13 Amended Warrant Agreements between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc.
      Reference is made to exhibits 10.1 through 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993, (No. 0-9146) which is incorporated herein by reference.

10.14 Registration agreement between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993, which is incorporated herein by reference.

10.15 Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.16 Warrant Agreement with Arnhold and S. Bleichroeder, Inc. Reference is made to Exhibit 10.41 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.17 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.18 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.19 Employment Agreement with Ray A. Geddes.  Reference is made to Exhibit
      10.1 to the Company's Quarter Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.20 Non-Qualified Stock Option Agreement with Ray A. Geddes. Reference is made to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.21 Incentive Stock Option Agreement with Ray A. Geddes.  Reference is made to
      Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.22 Employment Agreement with William G. Rankin.  Reference is made to Exhibit
      10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.23 Non-Qualified Stock Option Agreement with William G. Rankin. Reference is made to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.24 Incentive Stock Option Agreement with William G. Rankin. Reference is made to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.25 Employment Agreement with Donald A. French. Reference is made to Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.26 Non-Qualified Stock Option Agreement with Donald A. French. Reference is made to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.27 Incentive Stock Option Agreement with Donald A. French. Reference is made to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.28 Employment Agreement with Craig S. Cambier.  Reference is made to Exhibit
      10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.29 Non-Qualified Stock Option Agreement with Craig S. Cambier. Reference is made to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.30 Incentive Stock Option Agreement with Craig S. Cambier. Reference is made to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.31 Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.32 Non-Qualified Stock Option Agreement with Francis S. M. Hodsoll. Reference is made to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994 (No. 0-9146) which is incorporated herein by reference.

10.33 Amendment to the 401 (k) Savings Pan of Unique Mobility, Inc. dated January 18, 1995. Reference is made to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.34 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. dated December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.35 Waiver and Option Agreement By and Between Unique Mobility, Inc, Kwang Yang Motor Co., Ltd. and Turn-Luckily Technology Co., Ltd. dated July 31, 1995. Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.36 Stock Purchase Agreement by and among Unique Mobility, Inc. and Invacare Corporation dated December 7, 1995.

21.1  Subsidiaries of the Registrant.

24.1  Consent of KPMG Peat Marwick LLP.

         (d) Financial Statement Schedules
             None.

                                     SIGNATURE

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 26th day of January, 1996.

                                UNIQUE MOBILITY, INC.,
                                a Colorado Corporation

                                By: "Ray A. Geddes"
                                    Ray A. Geddes, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Unique Mobility, Inc., in the capacities indicted and on the date indicated.

Signature                       Title                          Date

                       Chairman of the Board of Directors
                       and President (Principal Executive
"Ray A. Geddes"        Officer)                             January 26, 1996
 Ray A. Geddes

                       Treasurer and Controller
                       (Principal Financial and
"Donald A. French"     Accounting Officer)                  January 26,1996
 Donald A. French


"William G. Rankin"    Executive Vice President-Operations  January 26, 1996
 William G. Rankin     and Director


"Francis S.M. Hodsoll" Director                             January 25, 1995
 Francis S.M. Hodsoll


"H.J. Young"           Director                             January 26, 1995
 H.J. Young


"Michel A. Bell"       Director                             January 25, 1996
 Michel A. Bell


"J.B. Richey"          Director                             January 25, 1996
 J B. Richey