Form 10-Q
period 1996-01-31
UNIQUE MOBILITY INC
filed 1996-03-14
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1996

                        Commission file number 0-9146



                             UNIQUE MOBILITY, INC.
              (Exact name of registrant as specified in its charter)



                    Colorado                        84-0579156
                (State or other jurisdiction of   (I.R.S. Employer
                 incorporation or organization)    Identification No.)



              425 Corporate Circle     Golden, Colorado        80401
              (Address of principal executive offices)      (zip code)



                                     (303) 278-2002
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at March 11, 1996 was 10,931,563.

                        PART I - FINANCIAL INFORMATION


                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                      January 31,  October 31,
Assets                                                   1996         1995
                                                      (unaudited)

Current assets:
   Cash and cash equivalents                         $ 1,749,368    1,796,392
   Certificates of deposit                               319,107      319,107
   Accounts receivable (note 7)                          370,737      337,849
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                    99,755      262,414
   Inventories (note 3)                                  344,740      404,701
   Prepaid expenses                                      136,156       35,397
   Other current assets                                   82,414       70,203
      Total current assets                             3,102,277    3,226,063

Property and equipment, at cost:
   Land                                                  335,500      335,500
   Building                                            1,364,500    1,364,500
   Molds                                                 102,113      102,113
   Transportation equipment                              251,175      251,175
   Machinery and equipment                             1,756,764    1,763,818
                                                       3,810,052    3,817,106
     Less accumulated depreciation                    (1,346,473)  (1,275,530)

       Net property and equipment                      2,463,579    2,541,576

Investment in Taiwan joint venture                     1,423,850    1,432,735

Patent and trademark costs, net of accumulated
     amortization of $29,246 and $25,491                 459,861      450,394

Other assets                                              26,512       27,831

                                                     $ 7,476,079    7,678,599


                                                          (Continued)

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets, Continued


                                                      January 31,  October 31,
Liabilities and Stockholders' Equity                     1996         1995
                                                      (unaudited)
Current liabilities:
    Accounts payable                                 $   150,800       83,859
    Other current liabilities (note 4)                   488,790      464,186
    Note payable to Taiwan joint venture
       participant                                     1,403,493    1,403,493
    Current portion of long-term debt                     84,263       81,525

       Total current liabilities                        2,127,346   2,033,063

    Long-term debt, less current portion                  785,421     807,003

       Total liabilities                                2,912,767   2,840,066

Minority interest in consolidated subsidiary              389,376     389,065

Stockholders' equity (notes 5 and 9):
    Common stock, $.01 par value, 50,000,000
    shares authorized; 10,716,172 and
    10,571,953 shares issued                              107,162     105,720
    Additional paid-in capital                         19,406,282  18,887,886
    Accumulated deficit                               (15,221,906)(14,426,536)
                                                        4,291,538   4,567,070

    Less cost of 37,341 shares of treasury stock          117,602     117,602

    Total stockholders' equity                          4,173,936   4,449,468

Commitment (note 8)
                                                     $  7,476,079   7,678,599


See accompanying notes to consolidated financial statements.

                      UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                     (unaudited)

                                                     Quarter Ended January 31,
                                                          1996        1995
Revenue:
    Contract services (note 7)                      $   188,679       842,630
    Product sales                                       115,633       185,589
                                                        304,312     1,028,219
Operating costs and expenses:
    Costs of revenue                                    344,165       837,844
    Research and development                            286,947       370,242
    General and administrative                          318,779       240,703
    Depreciation and amortization                        92,886        79,068
    Royalty                                               1,417         5,088
                                                      1,044,194     1,532,945

       Operating loss                                  (739,882)     (504,726)

Other income (expense):
    Minority interest share of earnings of
      consolidated subsidiary                           (17,147)      (16,603)
    Interest income                                      25,703        10,666
    Interest expense                                    (55,574)      (20,077)
    Equity in loss of Taiwan joint venture               (8,885)       (2,869)
    Other                                                   415         1,749

       Net loss                                     $  (795,370)     (531,860)

       Net loss per common share                    $    (.07)         (.05)


Weighted average number of shares of common
   stock outstanding (note 6)                        10,609,761     9,925,555

See accompanying notes to consolidated financial statements.

                      UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                     (unaudited)


                                                     Quarter Ended January 31,
                                                         1996        1995
Cash flows from operating activities:
    Net loss                                       $   (795,370)     (531,860)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                    92,886        79,068
        Minority interest share of earnings of
          consolidated subsidiary, net of cash
          distributions                                     311        (5,846)
        Noncash compensation expense for common
          stock and warrants issued for service           3,750        12,500
        Equity in loss of Taiwan joint venture            8,885         2,869
        Gain on sale of property and equipment             (411)          -
        Change in operating assets and liabilities:
           Accounts receivable and costs and
             estimated earnings in excess of
             billings on uncompleted contracts          129,771      (258,127)
           Inventories                                   59,961        (2,484)
           Prepaid expenses and other current asset    (112,970)      (82,627)
           Billings in excess of costs and estimated
             earnings on uncompleted contracts             -           62,921
           Accounts payable and other current
              liabilities                                91,545       131,867

        Net cash used by operating activities          (521,642)     (591,719)

Cash used by investing activities:
    Acquisition of property and equipment               (12,497)     (247,535)
    Proceeds from sale of property and equipment          3,094          -
    Increase in patent and trademark costs              (13,223)      (14,608)

        Net cash used by investing activities           (22,626)     (262,143)

Cash flows provided by financing activities:
    Proceeds from borrowings                               -          112,337
    Repayment of debt                                   (18,844)      (77,463)
    Proceeds from sale of common stock, net             500,000          -
    Issuance of common stock upon exercise of
      employee options                                   13,395          -
    Issuance of common stock under employee stock
      purchase plan                                       2,693         2,400

        Net cash provided by financing activities       497,244        37,274

        Decrease in cash and cash equivalents           (47,024)     (816,588)

Cash and cash equivalents at beginning of quarter     1,796,392     1,620,115

Cash and cash equivalents at end of quarter         $ 1,749,368       803,527

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


Supplemental disclosures to the consolidated statements of cash flows:

    Cash paid for interest was $20,750 and $20,077 for the quarter ended January 31, 1996 and 1995, respectively.

See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                    (unaudited)

(1) The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments which were solely of a normal recurring nature, necessary to a fair statement of the results for the interim period, have been made. The results for the interim period are not necessarily indicative of results to be expected for the fiscal year.

(2) Certain fiscal 1995 amounts have been reclassified for comparative purposes.

(3) Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of materials, direct labor and production overhead. Inventories consist of the following:

                                          January 31, 1996   October 31, 1995
                                             (unaudited)

        Raw materials                         $ 196,272            247,225

        Work in process                          62,482             31,525

        Finished products                        85,986            125,951

                                              $ 344,740            404,701


(4) The following table summarizes the composition of the Company's other current liabilities:

                                          January 31, 1996   October 31, 1995
                                             (unaudited)

       Accrued subcontractor expense          $ 174,781            174,781

       Accrued interest                         128,023             93,698

       Accrued legal and accounting fees         49,285             48,611

       Accrued payroll, consulting,
          personal property and real
          estate taxes                           46,240             44,882

       Other                                     90,461            102,214

                                              $ 488,790            464,186

                      UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


     (5) The Company has reserved 4,104,000 shares of common stock for key employees, consultants, and key suppliers under its Incentive and Non-Qualified Option plans. Options became exercisable as determined at the date of grant by the Board of Directors and expire within ten years from the date of grant. The maximum number of shares that may be granted to any eligible employee during the term of the Plan is 500,000 shares. The options require holders to abide by certain Company policies on the trading of the Company's common stock.

          The following table summarizes activity under the plans:

                                                 Shares Under     Per Share
                                                    Option      Exercise Price

     Outstanding at October 31, 1994              1,914,533     $  .50 - 8.13
     Granted                                        100,000              5.00
     Exercised                                      (64,786)       .50 - 3.50
     Forfeited                                      (97,515)      3.50 - 6.88

     Outstanding at October 31, 1995              1,852,232        .50 - 8.13
     Granted                                        520,000              4.13
     Exercised                                      (13,395)             1.00
     Forfeited                                      (92,615)      4.13 - 6.88

     Outstanding at January 31, 1996              2,266,222

     Exercisable at January 31, 1996              1,410,172

     In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive options in lieu of cash compensation for their services as directors. The Company has reserved 250,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options vest ratably over a three-year period beginning one year from the date of grant and are exercisable for ten years from the grant date. Option prices are equal to the fair market value of common shares at the date of grant.

     The following table summarizes activity under the plan:

                                                Shares Under      Per Share
                                                   Option      Exercise Price

     Outstanding at October 31, 1994                48,000     $ 5.38 - 6.25
     Granted                                        61,333       5.00 - 5.13

     Outstanding at October 31, 1995               109,333       5.00 - 6.25
     Granted                                          -

     Outstanding at January 31, 1996               109,333

     Exercisable at January 31, 1996                20,444

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidate Financial Statements, Continued
                                     (unaudited)

     In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at January 31, 1996.

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. Warrants to acquire 200,000 shares of common stock vested on January 20, 1994, and the remaining 100,000 shares vested on January 20, 1995. The warrants were exercisable for a period of five years, expiring on January 19, 1999, at a price of $7.63 per share. Further, the warrants were redeemable on a one-time basis only through June 30, 1994, for a like number of warrants, at the then current fair market value of the Company's common stock with otherwise identical terms. On April 18, 1994, the warrants were redeemed in accordance with the above provision for a like number of warrants which are exercisable at a price of $6.00 per share. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at January 31, 1996.

     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 21, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at January 31, 1996.

(6) Loss per common share amounts are based on the weighted average number of common shares outstanding during the first quarter of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. Fully diluted earning per share are considered equivalent to primary earnings per share.

(7) The Company has historically derived significant revenue from contract services from a few key customers. For the first three months of fiscal 1996, the Company derived $170,633 of contract services revenue from three customers, which was 90 percent of total revenue. These three customers also represented 56 percent of the total accounts receivable balance at January 31, 1996. For the three months ended January 31, 1995, the Company derived $767,448 of contract services revenue from four customers, which was 75 percent of total revenue. These four customers also represented 58 percent of the total accounts receivable balance at January 31, 1995.

(8) The Company has entered into employment agreements with four of its officers which expire December 31, 1996. The aggregate annual future compensation under these agreements through the expiration date is $459,988.

(9) During February 1996, the Company sold 181,000 shares of common stock to various overseas institutional investors at an average price of $4.69 per share under Regulation S. Net proceeds to the Company were approximately $806,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the first quarter of fiscal 1996 the Company continued to invest human and financial resources toward the commercialization of its proprietary line of permanent magnet motors and controls. Coincident with these activities the Company completed an agreement with Invacare Corporation (Elyria, OH) for the development and potential manufacture and supply of electric motors for Invacare's line of medical products. Pursuant to the agreement Invacare purchased 129,032 shares of the Company's common stock for $3.88 per share resulting in cash proceeds to the Company of $500,000. Contingent on development milestones, Invacare has further agreed to purchase additional shares at market price during the 1996 fiscal year. Primarily as a result of this transaction the Company's financial condition remained strong throughout the first quarter despite increased levels of operating losses arising from increased levels of internally funded development activities.

Throughout the remainder of fiscal 1996 the Company intends to launch expanded manufacturing operations at its Golden, Colorado facility, continue the development of the Ethos 3 EV demonstration vehicle in collaboration with Pininfarina and make additional investments in its Taiwan based joint venture with Kwang Yang Motor Co., Ltd. and Turn-Luckily Technology Co., Ltd. coincident with the construction of a manufacturing facility and launch of manufacturing operations in Taiwan. The Company does not currently possess the financial resources to fully fund these activities. See "Liquidity and Capital
Resources" below.

Cash balances at January 31, 1996 declined $47,024 to $2,068,475 compared to $2,115,499 at October 31, 1995.

Accounts receivable rose $32,888 to $370,737 at the end of the fiscal 1996 first quarter and costs and estimated earnings in excess of billings on uncompleted contracts declined $162,659 from the fiscal 1995 year end level due to the billing of subcontract costs on a contract with an agency of the U. S. Government.

Inventories declined to $344,740 at January 31, 1996 compared to $404,701 at October 31, 1995 primarily due to decreased levels of raw materials and finished products inventories which was offset, in part, by higher levels of work in process inventories.

Prepaid expenses rose $100,759 to $136,156 at the end of the first quarter of fiscal 1996 due to the prepayment of annual premiums on the Company's commercial insurance coverages which are amortized ratably over the fiscal year.

The Company invested $12,497 for the acquisition of machinery and equipment and liquidated obsolete computer hardware which resulted in a net decrease in machinery and equipment of $7,054 during the fiscal 1996 first quarter.

Patent and trademark costs rose $9,467 to $459,861 at the January 31, 1996 versus $450,394 at October 31, 1995 reflecting continued prosecution of the Company's pending patent and trademark applications.

Accounts payable rose $66,941 to $150,800 at January 31, 1996 compared to fiscal 1995 year end reflecting annual premium costs on the Company's commercial insurance coverages which were billed, but not payable in accordance with their terms, until the beginning of the second quarter.

Other current liabilities increased to $488,790 at the end of the first quarter compared to $464,186 at the end of fiscal 1995 primarily due to accrued interest on the note payable to KYMCO.

Long-term debt declined $21,582 during the first quarter of fiscal 1996 due to scheduled principal payments on the Company's mortgage debt and commercial debt associated with leasing activities by UQM Leasing, Inc.

Common stock and additional paid-in capital increased to $107,162 and $19,406,282 at January 31, 1996, respectively, compared to $105,720 and $18,887,886 at October 31, 1995. The increase is attributable to the sale of common stock to Invacare Corporation, and issuances of common stock under the Company's stock option and employee stock purchase plans.

RESULTS OF OPERATIONS

The Company's operations during the first quarter of fiscal 1996 were primarily directed toward production engineering, component sourcing, and manufacturing process engineering of low voltage commercial products. Substantially all of these activities were funded from the Company's existing cash resources and were charged to expense as incurred in accordance with generally accepted accounting principles. As a result operations for the quarter resulted in a net loss of $795,370 or $0.07 per share versus a net loss of $531,860 or $0.05 per share for the comparable quarter last year. Contract services revenue for the quarter declined substantially to $188,679 compared to $842,630 for the comparable prior year quarter. Product sales during the first quarter of fiscal 1995 were $115,633 a decline of $69,956 from the comparable prior year level of $185,589. The reduced level of product sales is due to fewer sales of prototype propulsion system hardware to original equipment manufacturers for evaluation and testing during the first quarter of fiscal 1996 versus the comparable prior year quarter.

Cost of revenues for the fiscal 1996 first quarter exceeded the revenue derived from the sale of the associated products and services by $39,853 due to cost overruns on certain sponsored research projects and writedowns of certain raw material component costs held in inventory to current market values.

Research and development expenditures declined to $286,947 for the quarter ended January 31, 1996 from $370,242 for the comparable prior year quarter due to lower levels of cost sharing expenditures under the Company's development contract with Ford Motor Company and the U. S. Department of Energy.

General and administrative costs rose $78,076 during the fiscal 1996 first quarter versus the comparable prior year quarter. The increase is primarily attributable to higher levels of legal expense, business development activities and the launch of an investor communications program.

Depreciation and amortization expense increased to $92,886 for the quarter ended January 31, 1996 primarily due to depreciation of a vehicle leased by UQM Leasing, Inc. over the three year term of the associated vehicle lease agreement.

Interest income was $25,703 for the first quarter of fiscal 1996, an increase of $15,037 over the comparable prior year quarter. The increase is attributable to higher levels of invested cash during the fiscal 1996 first quarter.

Interest expense was $55,574 for the first quarter of fiscal 1996, an increase of $35,497 over the prior year quarter. The increase is primarily attributable to interest accruals on the note payable to KYMCO.

Equity in loss of Taiwan joint venture rose to $8,885 for the three months ended January 31, 1996, reflecting the Company's 39 percent share of losses incurred by Taiwan UQM Electric Co., Ltd.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balances and liquidity throughout the first quarter of fiscal 1996 were adequate to meet operating needs. Working capital (current assets minus current liabilities) was $974,931 at January 31, 1996 versus $1,193,000 at October 31, 1995.

During the first quarter of fiscal 1996 the Company sold to Invacare Corporation 129,032 shares of the Company's common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000. Contingent upon the achievement of certain conditions, Invacare has agreed to make an additional investment in the Company through the purchase of common stock from the Company at market price. The additional investment will be in the approximate amount of 50 percent of the mutually agreed product launching costs required to be made by the Company for production tooling, equipment and product launching costs for the manufacture of products to be sold to Invacare. In addition, the proceeds from the additional investment by Invacare will be restricted as to their use. The Company does not currently possess the financial resources to fund its 50 percent share of the costs to launch production for Invacare; however management believes that it can acquire the capital required to meet its obligation pursuant to the agreement with Invacare through commercial debt or lease financing, although it currently has no commitment for such financing.

During 1994 the Company, KYMCO and TLT entered into a joint venture agreement providing for the formation, funding and operation of Taiwan UQM Electric Co., Ltd. Under the initial provisions of the joint venture agreement the Company purchased 39 percent of the initial capital of Taiwan UQM for $45,082 and agreed to invest 39 percent of any additional capital calls. During 1995 the Company was unable to make payments for additional capital call obligations under the joint venture agreement. During the third quarter of fiscal 1995 the Company, KYMCO and TLT entered into a waiver and option agreement whereby KYMCO agreed to first purchase those shares of Taiwan UQM underlying the Company's additional capital call obligations in the amount of $1,403,493. Under the waiver and option agreement the Company has the option to repurchase these shares from KYMCO for the additional capital call amount plus interest at 10 percent per annum. It is the intent of management to repurchase the shares and maintain the Company's equity interest in Taiwan UQM at 39 percent. The purchase by KYMCO of the shares related to the Company's additional capital call obligations has been accounted for as a financing arrangement. Accordingly, for financial reporting purposes the Company has recorded an investment in joint venture equal to 39 percent of the current net assets of Taiwan UQM and a note payable to joint venture equal to the amount payable to KYMCO under the waiver and option agreement including accrued interest thereon. The Company does not currently possess the financial resources to meet this obligation on a timely basis, although the Company intends to do so if capital becomes available on terms acceptable to the Company. Accordingly, the Company intends to seek an extension of the May 31, 1996 payment date to December 31, 1996. However, there can be no assurance that such an extension can be obtained, or if obtained that the Company will then possess the financial resources to maintain its ownership interest in Taiwan UQM at 39 percent. Should the Company not meet its obligation under the joint venture agreement and the waiver and option agreement, Taiwan UQM would nevertheless be obligated to obtain a royalty bearing license from the Company in order to gain manufacturing rights to the Company's proprietary technologies.

During February 1996 the Company sold 181,000 shares of common stock to various overseas institutional investors at an average price of $4.69 per share under Regulation S. Net proceeds to the Company were approximately $806,000.

The Company may require additional capital beyond that discussed above to complete its long-term business plan. The Company hopes to meet future capital requirements through the issuance of equity or debt securities or a combination of both, although, there can be no assurance that such financing can be arranged. In the event the Company is unwilling or unable to arrange such financing, management would defer, abandon or modify implementation of the Company's business plan. In addition, the Company plans to continue to pursue the commercialization of its proprietary technologies directly, if financing can be obtained, or indirectly by means of strategic alliances or licensing arrangements with leading companies in the field.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Unique Mobility, Inc.
                                         Registrant


Date:  March 14, 1996                    By:/s/ Donald A. French
                                           Donald A. French
                                           Treasurer and Controller
                                           (Principal Financial and
                                           Accounting Officer)