Form 10-Q
period 1996-04-30
UNIQUE MOBILITY INC
filed 1996-06-12
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                        FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at June 7, 1996 was 11,081,128.

                  PART I - FINANCIAL INFORMATION


              UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets

                                                    April 30,    October 31,
                                                      1996          1995
                                                   ----------    ----------
                                                  (unaudited)
Assets:
- - -------
Current assets:
   Cash and cash equivalents                     $ 1,844,905     1,796,392
   Certificates of deposit                           319,107       319,107
   Accounts receivable                               383,878       337,849
   Costs and estimated earnings in excess of
     billings on uncompleted contracts               123,852       262,414
   Inventories (note 3)                              420,247       404,701
   Prepaid expenses                                  100,304        35,397
   Other current assets                               83,193        70,203
                                                   ---------     ---------

       Total current assets                        3,275,486     3,226,063
                                                   ---------     ---------

Property and equipment, at cost:
   Land                                              335,500       335,500
   Building                                        1,364,500     1,364,500
   Molds                                             102,113       102,113
   Transportation equipment                          251,175       251,175
   Machinery and equipment                         1,781,249     1,763,818
                                                   ---------     ---------
                                                   3,834,537     3,817,106
     Less accumulated depreciation                (1,431,580)   (1,275,530)
                                                   ---------     ---------

        Net property and equipment                 2,402,957     2,541,576
                                                   ---------     ---------

Investment in Taiwan joint venture                 1,411,394     1,432,735

Patent and trademark costs, net of accumulated
  amortization of $33,002 and $25,491                498,536       450,394

Other assets                                          10,193        27,831
                                                   ---------     ---------

                                                 $ 7,598,566     7,678,599







(Continued)

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets, Continued

                                                   April 30,     October 31,
Liabilities and Stockholders' Equity                  1996           1995
- - ------------------------------------               ----------      ---------
                                                  (unaudited)
Current liabilities:
   Accounts payable                               $   321,078        83,859
   Other current liabilities (note 4)                 414,837       464,186
   Note payable to Taiwan joint venture
     participant                                    1,403,493     1,403,493
   Current portion of long-term debt                   78,227        81,525
                                                   ----------    ----------

      Total current liabilities                     2,217,635     2,033,063

   Long-term debt, less current portion               770,607       807,003
                                                   ----------    ----------

      Total liabilities                             2,988,242     2,840,066

Minority interest in consolidated subsidiary          389,729       389,065

Stockholders' equity (note 5):
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 10,944,828 and 10,571,953 shares
     issued                                           109,448       105,720
   Additional paid-in capital                      20,285,348    18,887,886
   Accumulated deficit                            (16,046,349)  (14,426,536)

                                                    4,348,447     4,567,070

   Less cost of 39,341 and 37,341 shares of
     treasury stock                                   127,852       117,602
                                                   ----------    ----------

       Total stockholders' equity                   4,220,595     4,449,468
                                                   ----------    ----------

Commitment (note 8)



                                                 $  7,598,566    7,678,599


See accompanying notes to consolidated financial statements.

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)

                                                   Quarter ended April 30,        Six Months Ended April 30,
                                                      1996        1995                1996          1995
Revenue:
   Contract services (note 7)                    $    329,985    1,248,963            518,664    2,091,593
   Product sales                                      163,260      282,832            278,893      468,421
                                                    ---------    ---------          ---------    ---------
                                                      493,245    1,531,795            797,557    2,560,014
                                                    ---------    ---------          ---------    ---------
Operating costs and expenses:
   Costs of revenue                                   419,096      838,215            763,261    1,676,059
   Research and development                           460,144      448,968            747,091      819,210
   General and administrative                         326,907      270,999            645,686      511,702
   Depreciation and amortization                       90,482       86,174            183,368      165,242
   Royalty                                              2,414        7,592              3,831       12,680
                                                    ---------    ---------          ---------    ---------
                                                    1,299,043    1,651,948          2,343,237    3,184,893
                                                    ---------    ---------          ---------    ---------

      Operating loss                                 (805,798)    (120,153)        (1,545,680)    (624,879)

Other income (expense):
   Minority interest share of earnings of
     consolidated subsidiary                          (17,189)     (16,235)            (34,336)     (32,838)
   Interest income                                     28,427        4,586              54,130       15,252
   Interest expense                                   (54,293)     (22,756)           (109,867)     (42,832)
   Equity in loss of Taiwan joint venture             (12,456)      (2,748)            (21,341)      (5,618)
   Other                                               36,866        7,624              37,281        9,373
                                                    ---------    ---------           ---------    ---------

      Net loss                                    $  (824,443)    (149,682)         (1,619,813)    (681,542)
                                                    =========    =========           =========    =========

      Net loss per common share (note 6)          $    (.08)        (.02)               (.15)        (.07)
                                                        ===          ===                 ===          ===


Weighted average number of shares of common
  stock outstanding (note 6)                       10,891,490    9,927,361         10,749,078    9,926,440
                                                   ==========    =========         ==========    =========



See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (unaudited)


                                                    Quarter Ended April 30,
                                                        1996        1995
Cash flows from operating activities:
   Net loss                                       $  (1,619,813)   (681,542)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                    183,368     165,242
       Minority interest share of earnings of
         consolidated subsidiary, net of cash
         distributions                                      664       (836)
       Noncash compensation expense for common stock
         issued for services                             29,492      12,500
       Equity in loss of Taiwan joint venture            21,341       2,046
       Gain on sale of assets                           (37,274)     (3,534)
       Change in operating assets and liabilities:
          Accounts receivable and costs and estimated
            earnings in excess of billings on
            uncompleted contracts                        92,533    (474,704)
          Inventories                                   (15,546)     66,144
          Prepaid expenses and other current assets     (77,897)    (79,563)
          Billings in excess of costs and estimated
            earnings on uncompleted contracts              -        114,993
          Accounts payable and other current
            liabilities                                 187,870     181,277
          Other                                            -            356
                                                      ---------   ---------

       Net cash used by operating activities         (1,235,262)   (697,621)

Cash used by investing activities:
   Acquisition of property and equipment                (37,283)   (283,895)
   Increase in patent and trademark costs               (55,653)    (20,039)
   Proceeds from sale of other assets                    51,563      17,110
   Proceeds from sale of property and equipment           3,394        -
                                                      ---------    --------

       Net cash used by investing activities       $    (37,979)   (286,824)
                                                      ---------   ---------






                                                              (Continued)

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (unaudited)


                                                    Quarter Ended April 30,
                                                        1996       1995
Cash flows provided (used) by financing activities:
    Proceeds from borrowings                               -       112,337
    Repayment of debt                                   (39,694)  (130,688)
    Proceeds from sale of common stock, net           1,307,619       -
    Issuance of common stock upon exercise of
      employee options                                   36,984     10,942
    Issuance of common stock under employee stock
      purchase plan                                      16,845      2,400
                                                      ---------  ---------

       Net cash provided (used) by financing
         activities                                   1,321,754     (5,009)
                                                      ---------  ---------

       Increase (decrease) in cash and cash
         equivalents                                     48,513   (989,454)

Cash and cash equivalents at beginning of period      1,796,392  1,620,115
                                                      ---------  ---------

Cash and cash equivalents at end of period          $ 1,844,905    630,661
                                                      =========  =========

Supplemental disclosures to the consolidated statements of cash flows:

Cash paid for interest was $40,873 and $42,833 for the six months ended April 30, 1996 and 1995, respectively.

In the second quarter of fiscal 1995, the Company financed its additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,403,493.

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, shares of the Company's common stock held by the option holder prior to the date of the option exercise. The shares received are recorded at cost as treasury stock. During the six months ended April 30, 1996, the Company issued 13,666 shares of common stock with an exercise price of $10,250 for which the Company received 2,000 shares of common stock.


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

(3) Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of materials, direct labor and production overhead. Inventories consist of the following:

                                 April 30, 1996   October 31, 1995
                                   (unaudited)

      Raw materials                $ 274,441           247,225

      Work in process                 72,960            31,525

      Finished products               72,846           125,951
                                     -------           -------

                                   $ 420,247           404,701
                                     =======           =======

(4) The following table summarizes the composition of the Company's other current liabilities:


                                 April 30, 1996   October 31, 1995
                                   (unaudited)

Accrued subcontractor expense      $    -              174,781

Accrued interest                     161,658            93,698

Accrued legal and accounting fees     30,457            48,611

Accrued payroll, consulting,
   personal property and real
   estate taxes                       37,316            44,882

Unearned revenue                      79,095            22,096

Other                                106,311            80,118
                                     -------           -------

                                   $ 414,837           464,186
                                     =======           =======

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

      The following table summarizes activity under the plans:

                                      Shares Under    Per Share
                                         Option     Exercise Price

      Outstanding at October 31
        1994                            1,914,533   $  .50 - 8.13
      Granted                             100,000            5.00
      Exercised                           (64,786)     .50 - 3.50
      Forfeited                           (97,515)    3.50 - 6.88
                                        ---------

      Outstanding at October 31,
       1995                             1,852,232      .50 - 8.13
      Granted                             540,000     4.13 - 4.75
      Exercised                           (50,572)     .50 - 3.50
      Forfeited                          (302,725)    3.50 - 8.13
                                        ---------

      Outstanding at April 30, 1996     2,038,935      .50 - 8.13
                                        =========

      Exercisable at April 30, 1996     1,153,640

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

      The following table summarizes activity under the plan:

                                       Shares Under    Per Share
                                          Option    Exercise Price

      Outstanding at October 31, 1994      48,000   $ 5.38 - 6.25
      Granted                              61,333     5.00 - 5.13
                                          -------

      Outstanding at October 31, 1995     109,333     5.00 - 6.25
      Granted                              32,000            4.38
                                          -------

      Outstanding at April 30, 1996       141,333     4.38 - 6.25
                                          =======

      Exercisable at April 30, 1996        36,444

              UNIQUE MOBILITY, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements, Continued
                            (unaudited)


      In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at April 30, 1996.

      The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at April 30, 1996.

      In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at April 30, 1996.

      In connection with the 1996 common stock issuance, the placement agent was issued warrants expiring February 1999, to acquire 50,000 shares of the Company's common stock at $4.75 per share. All of these warrants remain outstanding at April 30, 1996.

(6) Loss per common share amounts are based on the weighted average number of common shares outstanding during the second quarter and first half of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. Fully diluted earning per share are considered equivalent to primary earnings per share.

(7) The Company has historically derived significant revenue from contract services from a few key customers. For the quarter and six months ended April 30, 1996, the Company derived revenue of $284,738 and $410,028 representing 86 percent and 79 percent of contract services revenue from three customers, respectively. For the quarter and six months ended April 30, 1995, the Company derived revenue of $1,113,914 and $1,978,251 representing 89 percent and 95 percent of contract services revenue from four and five customers, respectively.

(8) The Company has entered into employment agreements with three of its officers which expire December 31, 1996. The aggregate annual future compensation under these agreements from April 30, 1996, through the expiration date is $268,505.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information, the discussion in this report contains forwardlooking statements that involve risks and uncertainties. The Company wishes to caution readers that the Company's actual results could differ materially from those discussed in this report. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission which contains additional information concerning important factors that could cause the Company's actual results to differ materially from the discussion in this report.

Financial Condition

During the second quarter the Company continued to invest in manufacturing engineering activities directed toward the commercialization of its proprietary products in existing and developing markets for low voltage (24v to 48v) applications. Principal among these activities are the development of manufacturing processes for high efficiency motors for application in Invacare Corporation's family of motorized wheelchair products; production engineering of the electric motor scooter power system for Kwang Yang Motor Co., Ltd.(KYMCO); development of a 10HP low voltage traction system for application in small vehicle markets; and the development of a vehicle transaxle in collaboration with Funk Manufacturing Co., a subsidiary of Deere and Company, which the company intends to offer for over- the- road vehicle applications together with its 53kW Caliber EV high efficiency traction motor and microprocessor based controller. As a result of these activities, which were primarily internally funded, research and development expense rose 60 percent to $460,144 during the second quarter from the first quarter expenditure level of $286,947.

The foregoing preproduction investments, which are charged to expense as incurred, resulted in higher levels of operating losses for the quarter. Net loss for the second quarter was $824,443 or $0.08 per share compared to a net loss of $795,370 or $0.07 per share for the first quarter and a net loss of $149,682 or $0.02 per share for the second quarter of fiscal 1995. Operations for the first half of fiscal 1996 resulted in a net loss of $1,619,813 or $0.15 per share compared to a net loss of $681,542 or $0.07 per share for the comparable prior year period.

Operations for the quarter and six months ended April 30, 1996 were financed through the sale of 181,000 shares of common stock pursuant to Regulation S to overseas mutual funds during the second quarter and from existing cash resources. Net proceeds from the offering amounted to $807,619.

The Company intends to continue to invest similar amounts of cash during the second half of fiscal 1996 toward the commercialization of its proprietary technology, including the launch of expanded manufacturing operations at its Golden, Colorado facility. The Company, however, does not currently possess the financial resources to fully fund these activities. See "Liquidity and Capital Resources" below.

Cash balances at April 30, 1996 rose $48,513 to $2,164,012 from the fiscal 1995 year end level of $2,115,499 primarily due to the private placement sale of the Company's common stock during the first half of fiscal 1996.

Accounts receivable rose $46,029 to $383,878 at April 30, 1996, and costs and estimated earnings in excess of billings on uncompleted contracts declined $138,562 from the fiscal 1995 year end level due to progress billings under certain development contracts during the period.

Inventories rose $15,546 during the first half of fiscal 1996, reflecting higher levels of raw material and work in process inventories which were offset, in part, by lower levels of finished goods inventory.

Prepaid expenses rose to $100,304 at the end of the first half compared to $35,397 at the beginning of the fiscal year due to the prepayment of annual premiums on the Company's insurance coverages which are amortized ratably over the fiscal year.

The Company invested $37,283 for the acquisition of machinery and equipment and $55,653 for the prosecution of patent and trademark applications covering its proprietary technologies during the first half of fiscal 1996. Management expects that the level of capital expenditures for machinery and equipment will rise substantially during the second half of fiscal 1996 coincident with the Company's plan to establish an expanded manufacturing capability at its Golden, Colorado facility.

Accounts payable rose to $321,078 at April 30, 1996, from $83,859 at October 31, 1995, reflecting higher levels of purchased parts for raw material and work in process inventories.

Other current liabilities declined $49,349 to $414,837 at the end of the fiscal 1996 first half, primarily due to the payment of subcontractor costs during the period which was partially offset by increases in accrued interest on the note payable to KYMCO financing the Company's investment in Taiwan UQM Electric Co., Ltd., and higher levels of deposits from customers for the purchase of UQM products.

Long-term debt declined $36,396 during the six months ended April 30, 1996, to $770,607 due to scheduled principal payments on the Company's mortgage debt for its Golden, Colorado facility and scheduled collections on a lease contract held by UQM Leasing, Inc.

Common stock and additional paid-in capital increased to $109,448 and $20,285,348 at the end of the fiscal 1996 first half, respectively, compared to $105,720 and $18,887,886 at the end of fiscal 1995, respectively. The increase is attributable to the sale of common stock to Invacare Corporation in the first quarter; the sale of common stock to overseas institutional investors in an offering under Regulation S; and the purchase of common stock upon the exercise of stock options by the Company's employees and consultants.

Results of Operations

Operations for the second quarter of fiscal 1996 resulted in a net loss of $824,443 or $0.08 per share on total revenue of $493,245 compared to a net loss of $149,682 or $0.02 per share on total revenue of $1,531,795 for the comparable prior year quarter. Operations for the first half of fiscal 1996 resulted in a net loss of $1,619,813 or $0.15 per share on total revenue of $797,557 compared to a net loss of $681,542 or $0.07 per share on total revenue of $2,560,014 for the first half of fiscal 1995.

Contract services revenue for the second quarter and first half of fiscal 1996 declined $918,978 or 74 percent and $1,572,929 or 75 percent, respectively. The decrease is attributable to a reduction in the scope of the Company's contract with the U.S. Department of Energy (DOE) and Ford Motor Company and the reassignment of the Company's personnel to internally-funded product launch activities during the first half of fiscal 1996.

Product sales for the second quarter and first half of fiscal 1996 declined $119,572 or 42 percent and $189,528 or 40 percent, respectively, reflecting lower sales levels of high voltage drive systems.

Gross profit margins declined to 15 percent for the second quarter and 4 percent for the first half of fiscal 1996 from 45 percent and 35 percent for the comparable prior year periods reflecting cost sharing on certain sponsored development contracts and higher material costs on purchased parts used in the Company's products. Gross profit margins for the first half of fiscal 1996 were additionally impacted by the write down of certain raw material component costs to current market values during the fiscal 1996 first quarter.

Research and development expenditures rose to $460,144 during the second quarter and $747,091 for the first half of fiscal 1996 compared to $448,968 and $819,210 during the comparable prior year periods, respectively. The fiscal 1996 expenditures were primarily attributable to internally funded engineering activities associated with the launch of products for Invacare Corporation and KYMCO and vehicle integration activities for the Ethos 3 EV demonstration vehicle. Substantially all of the research and development expenditures during the second quarter and first half of the prior fiscal year were attributable to cost sharing investments under the contract with the DOE and Ford Motor Company.

General and administrative costs rose to $326,907 for the second quarter versus $270,999 for the comparable prior year quarter and to $645,686 for the first half versus $511,702 for the comparable prior year period. The increase is primarily attributable to an arbitration award compensating a consultant for unauthorized work performed on the Ford/DOE program for which the company was unable to seek reimbursement under the contract. Higher levels of business development activities and the initiation of an investor communications program, also contributed to the increase.

Depreciation and amortization expense increased to $90,482 and $183,368 for the quarter and six months ended April 30, 1996, compared to $86,174 and $165,242 for the comparable prior year periods, reflecting generally higher levels of depreciable assets and amortizable patents and trademark expenditures in fiscal 1996.

Interest income for the second quarter and first half of fiscal 1996 rose from the comparable fiscal 1995 levels due to higher balances of cash available for investment during the fiscal 1996 period.

Interest expense rose $31,537 and $67,035 for the quarter and six months ended April 30, 1996, compared to the prior year, reflecting interest accrual on the Company's note payable to its Taiwan joint venture partner.

Liquidity and Capital Resources

The Company's cash balances and liquidity were adequate to meet operating requirements throughout the first half of fiscal 1996.

During the first quarter of fiscal 1996 the Company sold to Invacare Corporation 129,032 shares of the Company's common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000. Contingent upon the achievement of certain conditions, Invacare has agreed to make an additional investment in the Company through the purchase of common stock at the then prevailing market price. The additional investment, if completed, will be in the approximate amount of 50 percent of the mutually agreed capital costs for the manufacture of products to be sold to Invacare. The proceeds from the additional investment by Invacare will be restricted to such mutually agreed costs. The Company believes that the second investment by Invacare will be completed during the third quarter at which time the Company intends to dedicate approximately $1 million of its existing cash resources to meet its obligations with respect to the Invacare product launch.

During the second quarter of fiscal 1996 the Company completed the sale of 181,000 shares of its common stock with two institutional funds in Italy in an offering under Regulation S of the Securities and Exchange Act. The common stock was sold at the market price on the date of purchase acceptance and averaged $4.69 per common share. Net proceeds to the Company after deducting the expenses of the offering was $807,619.

During fiscal 1995, the Company,  KYMCO and  Turn-Luckily  Technology  Co., Ltd.
(TLT) entered into a Waiver and Option Agreement whereby KYMCO agreed to fund Unique's capital call obligations pursuant to the Joint Venture Agreement giving Unique the right to purchase a 39 percent equity in Taiwan UQM Electric Co., Ltd. (Taiwan UQM). Pursuant to the Agreement, KYMCO contributed $1,403,493 to Taiwan UQM and acquired ownership of the shares of Taiwan UQM issued in exchange therefore. Further, the Agreement granted Unique the option to repurchase these shares from KYMCO at any time prior to May 31, 1996, for $1,403,493 plus interest at 10 percent per annum. The purchase of the shares by KYMCO has been accounted for as a financing arrangement. Accordingly, for financial reporting purposes the Company has recorded an investment in joint venture equal to 39 percent of the current net assets of Taiwan UQM and a note payable to Taiwan joint venture participant equal to the amount payable to KYMCO under the Waiver and Option Agreement excluding accrued interest thereon. On May 6, 1996, the Company, KYMCO and TLT completed an amendment to the Waiver and Option Agreement. Under the amendment, the Company's option to repurchase the shares was extended from May 31, 1996, to October 21, 1996, and certain provisions relating to the minimum number of shares subject to repurchase by the Company were eliminated. The Company does not currently possess the financial resources to meet its obligation under the amended Waiver and Option Agreement, although the Company intends to secure capital to meet this obligation should such capital be available on terms acceptable to the Company. In the event the Company is unable to secure the capital necessary to meet its existing obligation under the amended Waiver and Option Agreement, the Company may seek an additional extension of time to preserve its ownership interest in Taiwan UQM. However, there can be no assurance that such an extension can be obtained, or if obtained that the Company will then possess the financial resources to maintain its ownership interest in Taiwan UQM at 39 percent. Should the Company not meet its obligation under the Joint Venture Agreement and the amended Waiver and Option Agreement, Taiwan UQM would nevertheless be obligated to obtain a royalty bearing license from the Company in order to gain manufacturing rights to the Company's proprietary technologies.

The Company may require additional capital beyond that discussed above to complete its long-term business plan. The Company hopes to meet future capital requirements through the issuance of equity or debt securities or a combination of both, although, there can be no assurance that such financing can be arranged. In the event the Company is unwilling or unable to arrange such financing, management would defer, abandon or modify implementation of the Company's business plan. The Company plans to continue to pursue the commercialization of its proprietary technologies directly, if financing can be obtained, or indirectly by means of strategic alliances or licensing arrangements with leading companies in the field, or a combination of both.

                    PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of Unique Mobility, Inc. was held on March 20, 1996. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1:  Election of Directors
                                                     Withhold
                                         For         Authority

             Ray A. Geddes            8,150,422       125,263
             Michel A. Bell           8,095,242       180,443
             Frank Hodsoll            8,151,422       124,263
             William G. Rankin        8,200,968        74,717
             H. J. Young              8,176,409        99,276
             J. B. Richey             8,203,422        72,263

Proposal 2: Proposal to ratify the  appointment  of KPMG Peat Marwick LLP as the Independent Auditors of the Company.

                          For           Against        Abstain

                      8,213,718         44,226          17,741

Total votable shares: 10,678,831

Total shares represented in person and by proxy: 8,275,685

Percentage of votable shares voted: 77.5%


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.1 Cooperation Agreement between Unique Mobility, Inc. and Northrop Grumman Corporation.

         10.2 Amendment to the Waiver and Option Agreement between Unique Mobility, Inc., Kwang Yang Motor Co., Ltd. and Turn-Luckily Technology Co., Ltd.

         10.3 Amendment to the Stock Purchase Agreement by and among Unique Mobility, Inc. and Invacare Corporation.

         27   Financial Data Schedule

    (b)  Reports on Form 8-K

         Cooperation Agreement with Northrop Grumman Corporation dated March 19, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Unique Mobility, Inc.
                                    Registrant


Date: June 12, 1996                 By:/s/ Donald A. French
                                       Donald A. French
                                       Treasurer and Controller
                                       (Principal Financial and
                                       Accounting Officer)