Form 10-Q
period 1996-07-31
UNIQUE MOBILITY INC
filed 1996-09-16
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                  FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1996

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at September 11, 1996 was 11,243,092.

                       PART I - FINANCIAL INFORMATION


                   UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets



                                                        July 31,     October 31,
Assets                                                   1996           1995
                                                      (unaudited)
Current assets
   Cash and cash equivalents                          $ 1,974,492     1,796,392
   Certificates of deposit                                  -           319,107
   Accounts receivable                                    547,325      337,849
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                    165,911       262,414
   Inventories (note 3)                                   426,905       404,701
   Prepaid expenses                                        76,507        35,397
   Other current assets                                    82,080        70,203
      Total current assets                              3,273,220     3,226,063

Property and equipment, at cost:
   Land                                                   335,500       335,500
   Building                                             1,364,500     1,364,500
   Molds                                                  102,113       102,113
   Transportation equipment                               258,675       251,175
   Machinery and equipment                              1,859,138     1,763,818
                                                        3,919,926     3,817,106

         Less accumulated depreciation                 (1,521,013)   (1,275,530)

       Net property and equipment                       2,398,913     2,541,576

Investment in Taiwan joint venture                      1,402,181     1,432,735

Patent and trademark costs, net of accumulated
  amortization of $36,757 and $25,491                     515,174       450,394

Other assets                                                8,873        27,831

                                                      $ 7,598,361     7,678,599






                                                          (Continued)

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets, Continued



                                                        July 31,    October 31,
Liabilities and Stockholders' Equity                      1996          1995
                                                       (unaudited)
Current liabilities:
   Accounts payable                                   $   225,481        83,859
   Other current liabilities (note 4)                     414,530       464,186
   Note payable to Taiwan joint venture participant     1,403,493     1,403,493
   Current portion of long-term debt                       72,183        81,525

      Total current liabilities                         2,115,687     2,033,063

   Long-term debt, less current portion                   758,945       807,003

      Total liabilities                                 2,874,632     2,840,066

Minority interest in consolidated subsidiary              390,039       389,065

Stockholders' equity (note 5):
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 11,125,178 and 10,571,953 shares
       issued                                             111,252       105,720
   Additional paid-in capital                          20,942,425    18,887,886
   Accumulated deficit                               (16,592,135)   (14,426,536)
                                                        4,461,542     4,567,070

   Less cost of 39,341 and 37,341 shares of
     treasury stock                                       127,852       117,602

       Total stockholders' equity                       4,333,690     4,449,468

Commitment (note 8)





                                                     $  7,598,361     7,678,599


See accompanying notes to consolidated financial statements.

                         UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                                      (unaudited)



                                                        Quarter Ended July 31,    Nine Months Ended July 31,
                                                              1996        1995           1996        1995
Revenue:
   Contract services (note 7)                         $   598,746   1,464,089      1,117,410   3,555,682
   Product sales                                          177,249     165,730        456,142     634,151
                                                          775,995   1,629,819      1,573,552   4,189,833

Operating costs and expenses:
   Costs of revenue                                       520,629   1,102,576      1,283,890   2,778,635
   Research and development                               405,106     140,393      1,152,197     959,603
   General and administrative                             251,090     267,252        896,776     778,954
   Depreciation and amortization                           94,857      89,774        278,225     255,016
   Royalty                                                  3,687       7,258          7,518      19,938
                                                        1,275,369   1,607,253      3,618,606   4,792,146

      Operating earnings (loss)                          (499,374)     22,566     (2,045,054)   (602,313)

Other income (expense):
   Minority interest share of earnings of
     consolidated subsidiary                              (17,146)    (15,613)       (51,482)    (48,451)
   Interest income                                         26,171     10,593          80,301      25,845
   Interest expense                                       (54,582)   (24,139)       (164,449)    (66,971)
   Equity in loss of Taiwan joint venture                  (9,212)    (1,665)        (30,553)     (7,283)
   Other                                                    8,357      9,486          45,638      18,859

      Net earnings (loss)                             $  (545,786)      1,228     (2,165,599)   (680,314)

      Net earnings (loss) per common share (note 6)   $    (.05)         -            (.20)       (.07)


Weighted average number of shares of common
  stock outstanding (note 6)                           11,081,455  10,013,125     10,860,679   9,955,653



See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                      Nine Months Ended July 31,
                                                           1996        1995
Cash flows from operating activities:
   Net loss                                           $ (2,165,599)   (680,314)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
       Depreciation and amortization                       278,225     255,016
       Minority interest share of earnings of
         consolidated subsidiary, net of cash
         distributions                                         974      (2,060)
       Noncash compensation expense for common stock
         issued for services                                37,436      12,500
       Equity in loss of Taiwan joint venture               30,554       2,244
       Gain on sale of assets                              (37,623)     (3,534)
       Change in operating assets and liabilities:
          Accounts receivable and costs and estimated
            earnings in excess of billings on
            uncompleted contracts                         (112,973)   (209,334)
          Inventories                                      (22,204)     65,937
          Prepaid expenses and other current assets        (52,987)      4,216
          Billings in excess of costs and estimated
            earnings on uncompleted contracts                 -       (137,247)
          Accounts payable and other current liabilities    91,966     141,363
          Other                                               -            374

       Net cash used by operating activities            (1,952,231)   (550,839)

Cash provided (used) by investing activities:
   Acquisition of property and equipment                  (123,021)   (433,374)
   Increase in patent and trademark costs                  (76,046)   (49,147)
   Proceeds from sale of property and equipment             62,860     17,110
   Proceeds from sale of certificates of deposit           319,107    419,107
   Purchase of certificates of deposits                       -      (319,107)

       Net cash provided (used) by investing
         activities                                      $ 182,900   (365,411)








                                                             (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                     Nine Months Ended July 31,
                                                          1996        1995
Cash flows provided by financing activities:
   Proceeds from borrowings                          $      -          212,337
   Repayment of debt                                     (57,400)     (187,881)
   Proceeds from sale of common stock, net             1,905,816     1,437,333
   Issuance of common stock upon exercise of
     employee options                                     81,984        15,565
   Issuance of common stock under employee stock
     purchase plan                                        17,031         2,526

      Net cash provided by financing activities        1,947,431     1,479,880

      Increase in cash and cash equivalents              178,100       563,630

Cash and cash equivalents at beginning of period       1,796,392     1,201,008

Cash and cash equivalents at end of period           $ 1,974,49      1,764,638


Supplemental disclosures to the consolidated statements of cash flows:

Cash paid for interest was $60,865 and $66,971 for the nine months ended July 31, 1996 and 1995, respectively.

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, shares of the Company's common stock held by the option holder prior to the date of the option exercise. The shares received are recorded at cost as treasury stock. During the nine months ended July 31, 1996, the Company issued 13,666 shares of common stock with an exercise price of $10,250 for which the Company received 2,000 shares of common stock.


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

(3) Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of materials, direct labor and production overhead. Inventories consist of the following:

                                      July 31, 1996   October 31, 1995
                                       (unaudited)

     Raw materials                     $ 283,071           247,225

     Work in process                      84,439            31,525

     Finished products                    59,395           125,951
                                       $ 426,905           404,701


(4) The following table summarizes the composition of the Company's other current liabilities:

                                      July 31, 1996   October 31, 1995
                                       (unaudited)

     Accrued subcontractor expense     $    -              174,781

     Accrued interest                    196,555            93,698

     Accrued legal and accounting fees    39,217            48,611

     Accrued payroll, consulting,
        personal property and real
        estate taxes                      45,379            44,882

     Unearned revenue                     62,460            22,096

     Other                                70,919            80,118

                                       $ 414,530           464,186

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

     The following table summarizes activity under the plans:

                                           Shares Under    Per Share
                                              Option     Exercise Price

     Outstanding at October 31, 1994        1,914,533   $  .50 - 8.13
     Granted                                  100,000            5.00
     Exercised                                (64,786)     .50 - 3.50
     Forfeited                                (97,515)    3.50 - 6.88

     Outstanding at October 31, 1995        1,852,232      .50 - 8.13
     Granted                                  540,000     4.13 - 4.75
     Exercised                                (70,572)     .50 - 3.50
     Forfeited                               (307,465)    3.50 - 8.13

     Outstanding at July 31, 1996           2,014,195      .50 - 8.13

     Exercisable at July 31, 1996           1,398,750

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

     The following table summarizes activity under the plan:

                                           Shares Under    Per Share
                                              Option     Exercise Price

     Outstanding at October 31, 1994           48,000   $ 5.38 - 6.25
     Granted                                   61,333     5.00 - 5.13

     Outstanding at October 31, 1995          109,333     5.00 - 6.25
     Granted                                   32,000            4.38

     Outstanding at July 31, 1996             141,333     4.38 - 6.25

     Exercisable at July 31, 1996              47,111

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)


     In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at July 31, 1996.

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at July 31, 1996.

     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at July 31, 1996.

     In connection with the first 1996 common stock issuance, the placement agent was issued warrants expiring February 1999, to acquire 50,000 shares of the Company's common stock at $4.75 per share. All of these warrants remain outstanding at July 31, 1996.

     In connection with the second 1996 common stock issuance, the investor was issued warrants expiring May 1998, to acquire 38,100 shares of the Company's common stock at $5.00 per share. All of these warrants remain outstanding at July 31, 1996.

(6) Loss per common share amounts are based on the weighted average number of common shares outstanding during the third quarter and first nine months of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. Fully diluted earning per share are considered equivalent to primary earnings per share.

(7) The Company has historically derived significant revenue from contract services from a few key customers. For the quarter and nine months ended July 31, 1996, the Company derived revenue of $542,179 and $911,594 representing 91 percent and 84 percent of contract services revenue from five customers, respectively. For the quarter and nine months ended July 31, 1995, the Company derived revenue of $1,328,542 and $3,311,293 representing 91 percent and 93 percent of contract services revenue from four and five customers, respectively.

(8) The Company has entered into employment agreements with three of its officers which expire December 31, 1996. The aggregate annual future compensation under these agreements from July 31, 1996, through the expiration date is $167,816.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that the Company's actual results could differ materially from those discussed in this report. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission which contains additional information concerning important factors that could cause the Company's actual results to differ materially from the discussion in this report.

Financial Condition

During the third quarter the Company continued to invest in manufacturing engineering activities directed toward the commercialization of its proprietary products in existing and developing markets for low voltage (24v to 48v) applications. Principal among these activities are the development of manufacturing processes for high efficiency motors for application in Invacare Corporation's family of motorized wheelchair products; production engineering of the electric motor scooter power system for Kwang Yang Motor Co., Ltd.(KYMCO); and the development of a fully functional purpose built prototype electric vehicle with Pininfarina. As a result of these activities, which were primarily internally funded, research and development expense rose over three-fold to $405,106 during the third quarter from the comparable prior year expenditure of $140,393.

Net loss for the third quarter was $545,786 or $0.05 per share compared to net earnings of $1,228 for the comparable quarter last year. Operations for the first nine months of fiscal 1996 resulted in a net loss of $2,165,599 or $0.20 per share compared to a net loss of $680,314 or $0.07 per share for the comparable prior year period.

Operations for the quarter ended July 31, 1996 were financed through the sale of 156,300 shares of common stock at the then prevailing market price pursuant to Regulation S and from existing cash resources. Net proceeds from the offering amounted to $598,197. See also "Liquidity and Capital
Resources" below.

The Company intends to continue to invest similar amounts of cash during the remainder of fiscal 1996 on the commercialization of its proprietary technology, including the launch of expanded manufacturing operations at its Golden, Colorado facility. The Company, however, does not currently possess the financial resources to fully fund these activities. See "Liquidity and Capital Resources" below.

Cash balances at July 31, 1996, was $1,974,492 compared to $2,115,499 at the end of fiscal 1995. Operating losses throughout fiscal 1996 have been funded primarily from cash raised from the sale of the Company's common stock.

Accounts receivable rose $209,476 to $547,325 at July 31, 1996, and costs and estimated earnings in excess of billings on uncompleted contracts declined $96,503 from the fiscal 1995 year end level due to progress billings under certain development contracts during the period.

Inventories rose $22,204 during the first nine months of fiscal 1996, reflecting higher levels of raw material and work in process inventories which were offset, in part, by lower levels of finished goods inventory.

Prepaid expenses rose to $76,507 at July 31, 1996, compared to $35,397 at the beginning of the fiscal year due to the prepayment of annual premiums on the Company's insurance coverages which are amortized ratably over the fiscal year.

The Company invested $123,021 for the acquisition of machinery and equipment and $76,046 for the prosecution of patent and trademark applications covering its proprietary technologies during the first nine months of fiscal 1996. Management expects that the level of capital expenditures for machinery and equipment will rise substantially during the fourth quarter of fiscal 1996 continuing through the first half of fiscal 1997 coincident with the Company's plan to establish an expanded manufacturing capability at its Golden, Colorado facility.

Accounts payable rose to $225,481 at July 31, 1996, from $83,859 at October 31, 1995, reflecting higher levels of purchased parts for raw material and work in process inventories.

Other current liabilities declined $49,656 to $414,530 July 31, 1996, primarily due to the payment of subcontractor costs during the period which was partially offset by increases in accrued interest on the note payable to KYMCO financing the Company's investment in Taiwan UQM Electric Co., Ltd., and higher levels of deposits from customers for the purchase of UQM products.

Long-term debt declined $48,058 during the nine months ended July 31, 1996, to $758,945 due to scheduled principal payments on the Company's mortgage debt for its Golden, Colorado facility and scheduled collections on a lease contract held by UQM Leasing, Inc.

Common stock and additional paid-in capital increased to $111,252 and $20,942,425 at July 31, 1996, respectively, compared to $105,720 and $18,887,886 at the end of fiscal 1995, respectively. The increase is attributable to the sale of common stock to Invacare Corporation in the first quarter; the sale of common stock to overseas institutional investors in various offerings under Regulation S; and the purchase of common stock upon the exercise of stock options by the Company's employees and consultants.

Results of Operations

Operations for the third quarter of fiscal 1996 resulted in lower levels of operating losses compared to the previous two fiscal 1996 quarters. The lower level of operating losses is attributable to higher levels of contract services revenue during the third quarter. Operations for the fiscal 1996 third quarter resulted in a net loss of $545,786 or $0.05 per share on total revenue of $775,995 compared to net earnings of $1,228 on total revenue of $1,629,819 for the comparable prior year quarter. Operations for the nine months ended July 31, 1996, resulted in a net loss of $2,165,599 or $0.20 per share on total revenue of $1,573,552 compared to a net loss of $680,314 or $0.07 per share on total revenue of $4,189,833 for the comparable prior year period.

Contract services revenue for the third quarter and nine months ended July 31, 1996, declined $865,343 or 59 percent and $2,438,272 or 69 percent, respectively. The decrease is attributable to a reduction in the scope of the Company's contract with the U.S. Department of Energy (DOE) and Ford Motor Company and the reassignment of the Company's personnel to internally-funded product launch activities during fiscal 1996.

Product sales for the third quarter and first nine months of fiscal 1996 rose nominally to $177,249 and declined $178,009 or 28 percent, respectively, reflecting lower sales levels of high voltage drive systems.

Gross profit margins for the third quarter improved to 33 percent while gross profit margins for the nine months ended July 31, 1996 declined to 18 percent compared to 32 percent and 34 percent for the comparable prior year periods. Gross profit margins for the nine months ended July 31, 1996, were generally lower than the comparable prior year period due to higher material costs on purchased parts used in the Company's products and the write down of certain raw material components costs to current market values during the fiscal 1996 first quarter.

Research and development expenditures rose to $405,106 during the third quarter and $1,152,197 for the nine months ended July 31, 1996, compared to $140,393 and $959,603 during the comparable prior year periods, respectively. The fiscal 1996 expenditures were primarily attributable to internally funded engineering activities associated with the launch of products for Invacare Corporation and KYMCO and vehicle integration activities for the Ethos 3 EV demonstration vehicle. Substantially all of the research and development expenditures during the third quarter and nine months period of the prior fiscal year were attributable to cost sharing investments under the contract with the DOE and Ford Motor Company.

General and administrative costs declined to $251,090 for the third quarter versus $267,252 for the comparable prior year quarter and rose to $896,776 for the nine months ended July 31, 1996, versus $778,954 for the comparable prior year period. The increase in the year to date expense is primarily attributable to an arbitration award compensating a consultant for unauthorized work performed on the Ford/DOE program for which the company was unable to seek reimbursement under the contract.

Depreciation and amortization expense increased to $94,857 and $278,225 for the quarter and nine months ended July 31, 1996, compared to $89,774 and $255,016 for the comparable prior year periods, reflecting generally higher levels of depreciable assets and amortizable patents and trademark expenditures in fiscal 1996.

Interest income for the third quarter and first nine months of fiscal 1996 rose from the comparable fiscal 1995 levels due to higher balances of cash available for investment during the fiscal 1996 period.

Interest expense rose $54,582 and $164,449 for the quarter and nine months ended July 31, 1996, compared to the prior year, reflecting interest accrual on the Company's note payable to its Taiwan joint venture partner.

Liquidity and Capital Resources

The Company's cash balances and liquidity were adequate to meet operating requirements throughout the first nine months of fiscal 1996.

During the first quarter of fiscal 1996 the Company sold to Invacare Corporation 129,032 shares of the Company's common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000. Contingent upon the achievement of certain conditions, Invacare has agreed to make an additional investment in the Company through the purchase of common stock at the then prevailing market price. The additional investment, if completed, will be in the approximate amount of 50 percent of the mutually agreed capital costs for the manufacture of products to be sold to Invacare. The proceeds from the additional investment by Invacare will be restricted to such mutually agreed costs. The Company believes that the second investment by Invacare will be completed during the fourth quarter at which time the Company intends to dedicate approximately $1 million of its existing cash resources to meet its obligations with respect to the Invacare product launch.

During the third quarter of fiscal 1996 the Company completed the sale of 156,300 of its common stock with an institutional fund and a private investor in Europe pursuant to an offering under Regulation S of the Securities and Exchange Act. Of the shares placed, 114,300 shares were at the market price on the date of purchase acceptance or $4.38 per common share and included two year warrants to acquire an additional 38,100 shares at an exercise price of $5.00 per share. The remaining 42,000 shares were placed at the market price for the five trading days preceding the date of purchase acceptance or $3.60 per share. Net proceeds to the Company after deducting the expenses of the sales amounted to $598,197.

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

                          PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None.

        27   Financial Data Schedule

   (b)  Reports on Form 8-K

        None.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Unique Mobility, Inc.
                                                   Registrant


Date: September 13, 1996                           By:/s/ Donald A. French
                                                      Donald A. French
                                                      Treasurer and Controller
                                                      Accounting Officer)