Form 10-K
period 1996-10-31
UNIQUE MOBILITY INC
filed 1997-01-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended October 31, 1996

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-10869

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

          Name of each exchange on which registered:
                    American Stock Exchange
                     Boston Stock Exchange
                     Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

The aggregate market value of the voting stock held by nonaffiliates of the registrant (9,435,876 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of January 24, 1997:

                          $38,922,989

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of January 24, 1997:

                    11,711,665 shares of the
                   registrant's common stock,
                        $.01 par value.

              DOCUMENTS INCORPORATED BY REFERENCE
         In Part III certain documents are incorporated by reference from other documents

ITEM 1.     BUSINESS

General

Unique Mobility, Inc. ("Unique" or the "Company") was organized in 1967 and presently develops and manufactures high efficiency permanent magnet (PM) motors and controls for automotive, industrial and aerospace applications. Since 1990, the Company's focus has been to apply its products to several types of electric
(EV) and hybrid electric vehicle (HEV) propulsion systems. The Company's objective is to leverage its technology base and name recognition to serve a number of high potential niche markets in the near-term, and automotive mass markets in the longer-term. The Company's common stock trades on the American, Boston and Pacific Stock Exchanges under the symbol "UQM".

Historically, the Company's revenue has been derived from contract research and development services. These sponsored research and development activities have supplemented internally funded product development programs and have added significantly to the Company's technology base. Now, the Company, its affiliates and its licensees hope to begin commercial production of products that the Company hopes will generate a more consistent and greater revenue stream than that of prior years. The Company's future commercial products are expected to include:

   Wheelchair Motors: Proprietary PM wheelchair motors that are compact and energy efficient for application in motorized wheelchair products.

   Scooter Motors: Advanced hub-mounted PM traction motors and controls for motor scooter applications. These matched systems deliver high performance over a wide power range with programmable control and regenerative braking. They will be manufactured in Taiwan by the Company's licensee for Kwang Yang Motor Co., Ltd. (KYMCO), one of the world's largest producers of motor scooters.

   Golf Cart Motors: Higher power (5-10 kW) variations of the scooter motor and controller designed to reach existing markets for small electric vehicles such as golf carts, light industrial vehicles and lawn care products.

   EV and HEV Motors: The UQM PowerPhase System, has been developed for on-road EV and HEV applications and is currently offered for sale on a prototype low volume basis. The system includes a 53 kW PM motor, matching controller and single stage transaxle with differential gearing and parking lock. Larger versions (63-100 kW) are currently offered or under development for bus and truck applications.

Management believes that the innovative designs, carefully selected materials and advanced manufacturing processes used in UQM products provide a number of benefits. These benefits include high power density (packageability), high efficiency over a wide range of operation, and simplified construction that is capable of achieving cost benefits at higher production levels. High power density and efficiency are critical attributes in any application where space is at a premium and the energy supply is limited.

Unique's relationships with major original equipment manufacturers (OEMs) and other industry leaders has enabled the Company to obtain partial funding for product development while still retaining substantially all rights to its intellectual property. In some cases, these funding sources are, or are expected to become, manufacturing partners, customers or licensees of the developed products. Such is the case with KYMCO, co-funder and licensee of the Company's electric scooter power system, who is also the Company's partner in a Taiwan based joint venture company.

The Company intends to continue to advance its technology base and to develop new products that have a high potential for commercialization. Key among these are the development of 75 and 100 kW traction drive systems for trucks and buses; an advanced high speed motor for flywheels, spindle drives and vacuum pumps; electric and hybrid electric passenger car conversion projects for customers in Korea and Taiwan; and the application of the Company's electric scooter power system to small vehicles for customers in India and Italy. In addition, the UQM powered Ethos 3 EV electric car has been completed and is being demonstrated to potential licensees in collaboration with the Pininfarina Group of Turin, Italy (Pininfarina).

During fiscal 1996, the Company placed 1,057,708 shares of its common stock with institutional and private investors in Europe pursuant to offerings under Regulation S of the Securities and Exchange Act. Net proceeds to the Company from the above placements, after deducting expenses, amounted to an aggregate of $3,909,379. To date, the Company has used a portion of these proceeds to fund product development and to meet capital calls for its Taiwan joint venture
See also "Liquidity and Capital Resources" below.

Unique believes that its technology, its developed products, its cadre of strategic partners and its key management and technical personnel have positioned the Company to potentially capitalize on existing niche markets and global mass markets, should they develop, for energy-efficient clean vehicles and related products.

Recent Developments

During fiscal 1996, the Company continued to strengthen its strategic relationships with Invacare Corporation (Invacare), KYMCO, and Pininfarina, all of which management deems critical to future manufacturing programs.
In addition, the Company was awarded several contracts during the year by various other organizations and agencies of the U.S. Government. Recent developments pertaining to these relationships and contract awards are summarized below:

Strategic Alliance with Invacare: In January 1996, Invacare became a shareholder of the Company with the purchase of 129,032 shares of the Company's common stock at $3.88 per share for a total capital contribution of $500,000. Proceeds of the issuance were applied to the development of an advanced wheelchair motor. Invacare is a leading U.S. based manufacturer and marketer of home medical equipment with products that include a complete line of wheelchairs, patient aids, seating and positioning products, home and institutional beds, and respiratory assistance products. Concurrent with Invacare's stock purchase, Mr. J. B. Richey became a member of the Company's board of directors. Mr. Richey is Invacare's top technical executive and holds the dual positions of Senior Vice President-Total Quality Management and President of Invacare Technologies, a wholly owned subsidiary of Invacare.

Taiwan Joint Venture: During the fourth fiscal quarter of 1996, Taiwan UQM Electric Co., Ltd. (Taiwan UQM), a Taiwan corporation owned jointly by the Company, KYMCO and Turn Luckily Technology Co., Ltd. (TLT), began construction of a factory for the manufacture of products under license from the Company. The 45,000 square foot facility and adjacent 25,000 square foot office building is being constructed on approximately three acres of prime industrial property that was acquired in 1995 pursuant to a Taiwanese government incentive program. Construction is expected to be completed in April 1997 to support the commencement of manufacturing operations in June 1997. Initial production will be confined to the manufacture of conventional starter motors and generators for KYMCO and other automotive customers. Taiwan UQM plans to later expand into the manufacture of electric scooter power systems for KYMCO and eventually a full line of UQM motors and controllers for other Asian automotive and industrial customers.

Previously, the Company, KYMCO and TLT had entered into an agreement whereby KYMCO funded the Company's capital call obligations required to maintain its equity in Taiwan UQM. Pursuant to the agreement, KYMCO purchased 3,783,000 shares of Taiwan UQM for the amount of NT$33,783,000 (U.S.$1,403,493) and granted the Company the option to purchase the shares for a like amount plus interest at 10 percent per annum. In November 1996, the Company exercised its option to purchase the shares for the agreed upon purchase price (including interest and transfer taxes)of NT$44,175,505 (U.S.$1,612,539) with funds obtained from its recent Regulation S financing. Upon completion of the transaction, the equity positions of the Company and KYMCO were equal at 39 percent, with the remaining 22 percent held by TLT. See also "Liquidity and Capital Resources" below.

The Pininfarina Ethos 3 EV: With its partner Pininfarina, the Company has developed the Ethos 3 EV electric car demonstrator that was completed in September 1996. Since that time, the Ethos project team has been investigating new body configurations, battery chemistries, powertrain options and low cost assembly methods. It is the objective of the Unique/Pininfarina collaboration to secure one or more funded programs to create a family of "clean" vehicles that can be industrialized, and distributed by automotive clients for sale to the general public in several models in many markets.

The Ethos 3 EV demonstrator made its public debut in October at the 13th International Electric Vehicle Symposium (EVS-13) in Osaka, Japan. Following EVS-13, the car was shipped to Taipei at the invitation of the Taiwanese government which, together with Asia Pacific Investment Corporation (APIC), a collaboration of over 200 corporate investors under the auspices of the Taiwan government, is preparing plans to establish a domestic automobile industry. Private demonstrations were also conducted during this period for several Detroit and Japanese automakers. In December 1996, the Ethos 3 EV participated in an industry sponsored ride and drive session at the North American Electric Vehicle and Infrastructure Conference in San Diego, California.

Throughout these demonstrations the Ethos 3 EV received many favorable comments. Its performance, drivability and comfort were highly regarded. The car reaches 60 mph in 11.2 seconds and can accelerate quickly up a six percent grade through 70 mph. It is maneuverable in traffic and with its nickel metal-hydride batteries, can carry four passengers approximately 150 miles between charges at an average speed of 45 m.p.h. Early in 1997, the Ethos 3 EV will be transported to Italy where Pininfarina will demonstrate the vehicle to interested European automakers.

Neither Unique nor Pinanfarina intends to sell and service vehicles directly to the retail market.

Research and Development Contracts: In October 1996, the Company was awarded two cost share contracts totaling $680,000 by the U.S. Department of Defense Advanced Research Projects Agency (DARPA) for high speed flywheel testing and development of a 75 kW vehicle traction motor. Separately, Koyo Seiko Co., Ltd. (Japan) authorized the Company to begin a $150,000 project to build and test a custom designed high speed PM flywheel motor and drive.

In November 1996, Kia Motor Corporation (KIA) authorized the Company to begin a $645,000 project to convert five Kia Sephia sedans to electric drive using the UQM PowerPhase system. Kia is the second largest Korean automobile company.

In October 1996, the Company received a $360,000 contract from Pan Asia Technology Co., Ltd. (Taiwan)(Pan Asia) to develop an experimental hybrid electric passenger car for test and evaluation. Pan Asia is a subsidiary of APIC. The Formosa Plastic Group, Taiwan's largest industrial conglomerate, is APIC's largest shareholder and Mr. Y.C. Wang, chairman of Formosa Plastic, is also chairman of APIC.

In December 1996, the U.S. Agency for International Development (US AID) authorized a $100,000 project to study the feasibility of applying the Company's electric scooter power system to three wheeled "Autorickshaw" passenger vehicles manufactured by Bajaj Auto Ltd. (India). Separately, the Company received a $35,000 contract from Piaggio Veicoli S.p.A. (Italy) to install an electric power system in a Piaggio scooter.

In January 1997, the Company received a $1.23 million contract from the Metropolitan Transit Authority of Harris County Texas (Houston Metro) to supply an advanced traction drive system for the "Advanced Technology Transit Bus" being developed collaboratively by Northrop Grumman Corporation, Houston Metro and the U.S. Department of Transportation. The contract involves a sixteen month effort to develop a 107 kW state-of-the-art PM motor, controller, gear reduction and braking system capable of supplying motive power not only for transit buses but also for heavy duty vehicles of all types.

Patents and Trademarks: During fiscal 1996, the Company was awarded a patent for a new compact, highly efficient PM motor by the European Patent Office. Motors covered by this patent could be used for heavy duty military applications and large off-highway industrial vehicles. The corresponding U.S. patent application is pending. See also "Patents and Trademarks" below.

Products/Technology

The Company has an aggressive strategy to commercialize its technologies and develop products to provide for future growth. Initial product offerings are being directed primarily toward near term markets for low voltage small vehicle traction applications and will be followed by an expansion into the markets, should they develop, for larger, high voltage vehicle propulsion systems. Small vehicle applications include wheelchairs, motor scooters, small industrial vehicles, golf carts and lawn care products that generally require power levels from 1 kW to 10 kW at voltages from 12 Vdc to 48 Vdc. Large vehicle applications include electric and hybrid electric passenger cars, commercial trucks and urban transit buses that generally require power levels from 20 kW to 100 kW at voltages from 96 Vdc to 400 Vdc.

The Company's current product offerings typically utilize a number of proprietary technologies, several of which are patented, including high pole-count PM motor design with six step commutation and phase advanced control.
The high pole-count, together with a relatively large air-gap diameter, creates a higher torque, lower speed motor than that of more conventional architectures. Higher torque at lower speed allows for a lower gear ratio, fewer mechanical losses and higher efficiency at light "cruising" loads. These designs have excellent heat rejection capability, high copper utilization (i.e. tight end turns), and a "hollow" profile that provides room to package other components inside the motor. Six step commutation enables the use of low cost rotor positioning sensing mechanisms and reduces switching losses to improve inverter efficiency. Phase advanced control is a technique for manipulating current to allow the motor to run faster and thus deliver more power without having to increase the current supply.

Currently developed products include:

Wheelchair Motor: A proprietary PM motor has been developed for the Invacare powered wheelchair product line. The motor is compact and energy efficient. While it was developed specifically for powered wheelchair applications, management believes that scaled-up versions of the motor can serve several other markets for electrically powered vehicles. The Company is currently negotiating with Invacare to manufacture motors for its wheelchairs; however, there can be no assurance that such negotiations will be successful.


   Fig. 1  Invacare  Storm' Wheelchair and PM Wheelchair Motor


Scooter Motor and Controller: A 3.6 kW hub-mounted PM motor and full authority 48 kW controller with integrated charger and dc-dc converter has been developed for the KYMCO electric scooter product line. This system is air-cooled, compact and efficient over a wide operating range. It delivers torque at a wide range of speeds and provides regenerative braking down to zero rpm. While the scooter motor system was developed for KYMCO's exclusive use in most Asian markets, the Company has reserved commercial rights in Japan and India and in all markets outside Asia.

  FIG. 2  KYMCO  Prototype Electric Scooter and Traction System


Golf Cart Motor and Controller: A higher power (5-10 kW) variation of the KYMCO scooter motor and controller is being developed to reach existing markets for small electric vehicles such as golf carts, light industrial vehicles and lawn care products. The golf cart motor is longer in dimension than the scooter motor, but has the same diameter stator core and can be built from the same tooling. Its features of merit are similar to those of the scooter motor, but at power levels up to 10 kW. Management believes this product can be marketed as an aftermarket replacement motor as well as original equipment, and for this reason universal motor mounts have been designed for easy "drop-in" installation.


                  Fig. 3  Golf Cart Motor


PowerPhase System: A high power modular traction drive system for on-road electric and hybrid electric vehicle applications. The PowerPhase system was initially developed for the Ethos 3 EV demonstrator vehicle, but has application as a power system for all types of passenger cars and light trucks. The system includes a matched set of components composed of a 53 kW liquid cooled PM motor, a 180-400 Vdc microprocessor based programmable controller with phase advance control, and a single stage transaxle with differential and a mechanical parking lock. The transaxle connects the output shaft of the motor to the road wheels in a variety of front or rear wheel drive configurations. A 63 kW motor and controller of the same frame size is offered with in-line gear reduction for bus and heavy truck applications.

                  Fig. 4   53 kW PowerPhase   System


Ethos 3 EV Demonstrator

In partnership with Pininfarina the Company has developed the system architecture for the Ethos 3 EV electric car. The Ethos 3 EV is a four-door, four-passenger hatchback sedan, styled as a wedge-like aerodynamic cube. It has a rectangular base, short in length, but wide and tall to provide a roomy interior. The split tailgate simplifies the loading of cargo from above, particularly when the car is parked bumper to bumper along the curb. The McPherson-type front suspension has telescoping arms and coil springs, while the rear suspension has interconnected trailing arms. Steering is by rack and pinion and the braking system incorporates full regenerative braking supplemented by discs on the front and drums on the rear.


        Fig. 5   Ethos 3 EV Demonstrator and Space Frame Structure


The Ethos 3EV is built on an extruded aluminum space frame that forms a sturdy cage to give a high level of occupant protection. Impact beams are incorporated in the doors. The front seats are fitted with pre-tensioned seat belts and a driver's side air bag. Instruments and controls include a speedometer, a battery state-of-charge gauge, shift lever, an engine-on light, and a main power disconnect switch. Integrated into the dash panel is an efficient heating, cooling and ventilating system specially developed for the Ethos 3 EV by Calsonic International, one of the world's largest suppliers of automotive climate control systems.

At the heart of the Ethos 3 EV is the front mounted UQM PowerPhase traction drive system that provides 53 kW maximum power and 150 Nm of continuous torque. The motor drives through a 6.8 to 1 single stage transaxle with a mechanical differential and parking brake. Electric current is supplied to the motor by a 400 Vdc, 300 Amp inverter using IGBT power switching modules with digital microprocessor control. Proprietary software provides for smooth, quick acceleration with phase advance control for extended power and full regenerative braking for extended range.

The UQM PowerPhase system is matched to a high-performance energy storage system that uses 26 Ovonic nickel metal-hydride (NiMH) batteries. NiMH batteries are characterized by high power, long cycle life, no memory effect, few maintenance problems and they are totally recyclable. GM Ovonic, a joint venture between General Motors and Ovonic Battery Company is the manufacturing agent.
In the Ethos 3 EV, the batteries are housed in three compartments, two under the front seats and one under the rear cargo area. They have a specific energy of 70 Wh/kg, a specific power of 220 W/kg and are connected in series to provide 312 Vdc with 85 Amp hours of capacity. This system permits the Ethos 3 EV to travel more than twice as far per charge as would lead-acid batteries of the same size and weight, or approximately 150 miles at 45 mph.

Marketing/Markets

The Company's marketing strategy is to build on its technology base to become a leading supplier of advanced vehicle power systems for energy efficient, environmentally clean surface transportation throughout the world. In the near term, the Company's focus is being directed toward existing markets for low-voltage systems used in small vehicles such as wheelchairs, electric scooters, golf carts, light industrial vehicles and lawn care equipment. This effort will be followed by initiatives to reach the market for larger, high-voltage systems required for on-road passenger cars, trucks and buses, should such a market develop.

Near Term Markets

Wheelchair Motors: The Company hopes to manufacture wheelchair motors for Invacare. Powered wheelchairs typically require two motors. Invacare is the country's largest manufacturer of home health care and mobility products. It holds the No. 1 position in powered wheelchairs with approximately 60 percent of the market and is No. 2 in Europe. The Company is currently negotiating with Invacare to manufacture motors for its wheelchairs; however, there can be no assurance that such negotiations will be successful.

Scooter Motors and Controllers: The Company's electric scooter power system is expected to be manufactured by Taiwan UQM for KYMCO and possibly for other scooter manufacturers in markets where KYMCO does not have exclusive rights (i.e., Japan, India and all markets outside Asia). KYMCO is Taiwan's largest producer of two-wheeled vehicles with approximately one third of the market. Timing for the production launch of the KYMCO electric scooter has not as yet been released, but the launch is scheduled to occur no later than 1999 to meet a government mandate requiring two percent of all scooters sold in Taiwan to be electric. There can be no assurance that the government mandates will not be modified or rescinded.

The Taiwan Ministry of Transportation and Communication reports that 1994 domestic sales of gasoline powered two-wheeled vehicles totaled 1,192,503 units with approximately 500,000 additional units being produced for export, primarily to the People's Republic of China. This would indicate a Taiwanese market of 23,850 electric scooters by the year 2000, assuming a flat sales rate from now until then. Other potential markets for electric scooters and/or power system components include China, India and Indonesia, all of which have larger usage of two-wheeled vehicles than Taiwan.

Golf Cart Motors and Controllers: Motors used to power golf carts are also used for other commercial vehicle applications. To better understand the potential, the Company commissioned Markowitz & McNaughton, Inc., a Reston, Virginia, consulting firm, to define and quantify the U.S. market for golf cart motors and controllers.

The golf cart market is defined as vehicles sold to golf courses, golf communities and resorts for the transport of one or more persons around a golf course or residential community. Also included are golf carts operating as utility vehicles for on-site and in-plant materials transport and security patrol vehicles. The domestic market for golf carts is approximately 190,000 units annually, with 65,000 being electric. Environmental concerns are expected to rapidly increase the percentage of electric models in future years.

Neighborhood electric vehicles (NEVs) are an outgrowth of electric golf carts. They are used for personal transportation, primarily to carry two or four persons around closed residential subdivisions, resorts, and town centers. Current market size is estimated at 15,000 units annually, with most being some type of modified golf cart. Growth of this segment is expected to come from the (retired) residential community market that is being served by a combination of new NEV manufacturers and the golf cart industry.

Industrial personnel and cargo carriers also represent a market for golf cart motors. These vehicles are used for towing, materials handling and people transport in plants, industrial parks, warehouses and other close proximity manufacturing and industrial settings. Generally, they are electrically driven by brushed dc motors that often require expensive brush replacement maintenance during the life of the vehicle. Market size of this segment is estimated at 6,000 units annually.

Lawn tractors, riding mowers and turf equipment are used for residential or commercial groundskeeping. They are almost exclusively gasoline powered and current vehicle design is not oriented toward electric motor use. However, the demand for electric equipment could escalate with environmental regulation and advances in battery technology. Electric versions would require at least two motors, one or more for the cutting blade and one for propulsion. Current U.S. market size is estimated at 135,000 riding mowers and 1,000,000 riding tractors, not including farm equipment.

At present, the Company does not have distribution channels in place to reach the described markets for golf cart motors and controllers. It is the Company's goal, however, to establish distribution either directly or by a joint venture or licensing arrangement with a major original equipment manufacturer during calendar 1997.

Emerging Growth Markets

In a world that produces over 50 million cars, trucks and buses every year, the Company believes that the potential for electric and hybrid electric vehicle power systems is substantial, especially in those markets that place a premium on fuel efficiency and good air quality. The Company's long term goal has been, and is, to become a leading provider to this emerging segment of the automotive industry. However, the electric vehicle market has been slow to develop and the hybrid electric vehicle market could take even longer. Early product offerings are costly, advanced batteries are not yet in mass production and battery charging infrastructure is virtually non-existent.

Recently, a joint study by the Electric Vehicle Association of the Americas
(EVAA) and the Electric Transportation Coalition (ETC) attempted to project a timetable for the emergence of a sustainable market for electric vehicles. The conclusions drawn from this study reveal an anticipated three-phase growth pattern:

     Phase I: Entry of electric vehicles into limited early markets, primarily fleets; time frame 1996-1998 with production of low thousands of units over the period.

     Phase II: Expansion to additional markets with improved technology (batteries); time frame 1999-2002 with production of tens of thousands of units over the period.

     Phase III: Broad based market launch of commercially competitive electric vehicles; time frame 2003-2006 with production of 50,000 units or more.

Several market drivers such as advanced battery development, government incentives and the degree to which the market accepts early product offerings could speed up or slow down this timetable, making accurate forecasting extremely difficult. The Company believes that its technology, as evidenced by the Ethos 3 EV and the UQM PowerPhase system, has positioned it well to capitalize on this potential, should such a market develop.

Environmental Initiatives and Legislation

The major driving force behind the commercialization of electric and hybrid electric vehicles in the United States is the demand for clean urban air. The federal government has responded with the Clean Air Act, the Energy Policy Act and other initiatives directed toward reducing vehicular emissions. Some state governments, California, Massachusetts and New York in particular, have done likewise. California, for example, mandated that beginning in 1998, at least two percent of all cars and light trucks offered for sale by major automakers must be zero emission vehicles (ZEVs). The requirement was to increase to five percent in 2001 and to ten percent in 2003. Massachusetts and New York adopted similar regulations.

During 1996, California canceled the mandates for ZEVs until 2003 when all automakers that sell more than 3,000 vehicles in California will be required to meet the ten percent ZEV requirement. Massachusetts has announced its intention to follow California, but New York has not. In lieu of the earlier mandates, the California Air Resources Board (CARB) opted for a market-based approach whereby the major automakers agreed to install limited ZEV manufacturing capacity prior to 2003, and CARB would grant credit for early ZEV sales toward the 2003 mandate. As of December 31, 1996, six manufacturers --- GM, Ford, Chrysler, Toyota, Nissan and Honda --- have announced plans to market limited numbers of ZEVs beginning in the first quarter of 1997.

Also during 1996, the U.S. Department of Energy modified its rules governing how certain state government and utility/fuel provider fleets covered by the Energy Policy Act of 1992 must comply with the Act's requirements for the use of alternative fuels. Under the modified rules, covered fleets must make increasingly higher purchases of alternatively fueled light duty vehicles (which may include electric) over the 1997-2001 period. A fleet is covered by the Act if the fleet has 50 or more light-duty vehicles (under 8,500 GVW). The current fleet acquisition formula is as follows:

             Model              Utility/Fuel     State Government
             Year              Provider Fleets        Fleets

             1997                     30%               10%
             1998                     50%               15%
             1999                     70%               25%
             2000                     90%               50%
             2001                     90%               75%

The Company views the relaxation of the California ZEV mandates as a positive step in the development of the EV industry. While the ZEV mandates were instrumental in jump starting the development of several new technologies, they have the potential to force manufacturers to offer poorly performing products at prohibitive costs that may not be accepted in the marketplace. Management believes such a result would create an artificial market and would seriously
damage the ultimate acceptance of electric vehicles.   There can be no assurance
that the state and federal mandates will not be further modified or rescinded.

License Agreements

The Company and Alcan Aluminium Limited (Alcan) have entered into an agreement (Assignment Agreement) wherein Alcan assigned to the Company all of its rights, title and interest in all technology previously developed by the Company for or on behalf of Alcan. The Assignment Agreement further provides that the Company shall pay to Alcan royalties on revenue derived from the manufacture and sale of products or processes embodying PM technology, subject to an offset in the amount of one-half of the Company's patent application and maintenance fees related to the PM technology.

In May 1996, the Company entered into a License and Technical Assistance Agreement with Taiwan UQM, a joint venture company in which the Company has a 39 percent equity interest. Pursuant to the agreement, Taiwan UQM was granted a license to make, use and sell the Company's electric motors and controls exclusively in Taiwan, exclusively in the People's Republic of China with respect to the propulsion system developed for KYMCO, and non-exclusively throughout Asia. The license is royalty bearing except for propulsion systems manufactured by Taiwan UQM for KYMCO.

In November 1996, KYMCO entered into a supply agreement with Taiwan UQM relating to the purchase from Taiwan UQM of propulsion systems developed by the Company. With the execution of the supply agreement, the grant of license contained in the Company's Product Development and License Agreement with KYMCO became effective. Pursuant thereto, KYMCO has a worldwide, royalty-free license, exclusive in Asia except for Japan and India, to sell scooters with propulsion systems manufactured by Taiwan UQM using the Company's technology.

Competition

The automotive, industrial and commercial markets into which the Company hopes to introduce and market its products are all highly competitive and characterized by rapid changes due to technological improvements. The automotive industry, in particular, is currently being driven by legislation and other initiatives to develop low-emission, fuel efficient vehicle propulsion systems. The Company is aware of efforts by many companies, including large automotive OEMs, to develop electric and hybrid electric vehicles. The Company believes that its principal competitors in the automotive supply sector include Auxilec, Delco Power Electronics, Fuji Electric, Hitachi, Matsushita and Siemans. Principal competitors in the industrial and commercial sectors include Advanced DC, Emerson Electric, General Electric and the Reliance Division of Rockwell International. The Company is aware of other companies, both large and small, that have entered or may enter the market and expects competition to intensify as demand increases for high efficiency PM motors.

Although the Company is not as well capitalized as many of its competitors, its strategy is to compete with larger companies on the basis of technical skills, proprietary know-how and its affiliation with large and well-financed strategic partners.

Patents and Trademarks

The Company filed a motor patent application with the U.S. Patent Office in December 1985, and similar applications are being prosecuted in many other countries throughout the world. As a result of the original U.S. Application, U.S. Patent No. 5,004,944 was issued on April 2, 1991, containing one independent claim and three dependent claims. A Continuing Application of the 1985 application was filed in October 1990 to pursue subject matter that was not allowed in the original U.S. Patent. As a result, U.S. Patent 5,311,092 issued on May 10, 1994, with four independent claims and one dependent claim. Of the foreign applications, a patent has been published covering thirteen European member countries of the European Patent Office (EPO), and an opposition thereto has been resolved. In addition, corresponding patents have been issued in Australia, Brazil, Canada, India, Israel, South Korea, Mexico, New Zealand, South Africa and Taiwan. Several other foreign applications remain pending, three of which have been indicated to be allowable.

In August 1989, the Company filed a separate application with the U.S. Patent Office to cover certain proprietary aspects of its electronic control circuitry. Additional claims were added by means of a Continuation in Part (CIP) filed in May 1990. In April 1992, the Company was issued U.S. Patent No. 5,107,151 as a result of the CIP Application. In August 1990, an International Patent Application corresponding to the U.S. Application and the CIP was filed under the provisions of the Patent Cooperation Treaty (PCT) which includes the EPO, Japan and South Korea, among others. National applications were also filed in eight additional countries including India, Taiwan and Israel; patents have been granted in Mexico, Taiwan, India and Israel. Applications remain pending in Japan and Korea but the EPO Application has been withdrawn.

In March 1990, a Continuing Application was filed to claim the method of constructing the motor as disclosed in U.S. Patent No. 5,004,944. The Continuing Application resulted in U.S. Patent 5,319,844 issued June 14, 1994. In March 1991, the Company filed an International Patent Application corresponding to the U.S. Application; as a result, a patent has been granted in Australia and there are eight applications pending in foreign countries and one pending application in the EPO which designates the European group of countries.

In September 1992, the Company filed a separate application with the U.S. Patent Office titled "Stator and Method of Constructing Same for High Power Density Electric Motors and Generators" which has resulted in issuance of U.S. Patent 5,382,859 in January 1995. This patent embodies the Company's most recent enhancement to its motor technology which utilizes a segmented iron power stator ring developed specifically for brushless permanent magnet stator cores. A Divisional U.S. Patent Application has been filed to pursue a second invention disclosed in the original application; that divisional application has been allowed and the patent is expected to issue in February 1997. Patent Applications in Canada, Europe, Japan and Korea are pending as designated in a counterpart PCT International Patent Application.

The Company currently holds a patent issued by the United States Patent Office, in August 1980, which covers certain mechanical features of the ElecTrek automobile, principally its composite unibody structure and battery trays. This patent expires in August 1997. The Company no longer produces or markets its ElecTrek automobile.

In July 1994, the Company filed an application in the U.S. Patent Office titled "Brushless DC Motor using Phase Timing Advance" which embodies a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. This application is still pending. In June 1995, a counterpart PCT International Patent Application was filed and various foreign country patent applications are now being filed.

During 1994, the Company acquired the assets of Everton Developments of Birmingham, England, including all rights under PCT Application WO 92/22121 published December 10, 1992, and patent applications filed thereunder are still pending in five countries including the United States. Corresponding patents have been granted in Australia and in Europe where the patent is effective as to France, Germany, Italy, Switzerland, Liechtenstein and the United Kingdom. This technology is similar to that developed by the Company but is complementary to it, thus broadening the Company's range of products.

The Company owns the trademark "UM," which is registered with the United States Patent and Trademark Office and is subject to renewal in October 2000. This trademark is available for use in connection with the products and publications of Unique. The Company owns three U.S. Trademark Registrations for "UNIQ" (International Class 7 for Power Transducers, Class 12 for Utility Land Vehicles and Class 16 for Publications). The Class 12 trademark is subject to renewal in June 2006; the Class 7 trademark is subject to renewal in August 2006; and the Class 16 trademark is subject to renewal in February 2007.

The Company has also initiated registration of the letters UQM and a stylized version thereof as its new trademark in the U.S. and 26 countries throughout the world. Two U.S. Trademark Registrations and 20 out of 26 of the foreign countries have granted registrations or indicated them to be allowable. These trademarks are directed to the same trademark classes as for the marks "UM" and "UNIQ." The foreign trademark registrations and applications include major markets where the Company is doing business or anticipates doing business.

An application for trademark registration of the "PowerPhase" mark was filed in the United States in September 1996 and is still pending. The Company expects to file similar applications seeking registration of this mark in major foreign markets in the near future.

In November 1994, the Company and Alcan completed an assignment agreement which provided, among other things, that for so long as Alcan beneficially owns at least five percent of the Company's common stock, it shall be obligated to pay one-half of the patent application and maintenance fees (including reasonable attorney's fees related thereto) associated with the Company's PM technology in an amount not to exceed the aggregate amount of royalty revenue derived from the PM technology. See also "License Agreements" above.

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

Manufacturing

To date, the Company has manufactured all of its products at its facility in Golden, Colorado. The Company anticipates investing in manufacturing equipment to further develop the manufacturing capacity at this facility at such time as the Company secures a commitment for the volume purchase of its products.
The Golden facility has current available capacity of approximately 15,000 square feet which can be dedicated to manufacturing operations without significant alteration. Although the Company has no prior experience in delivering large volumes of its products, it is currently in the process of establishing the capacity to meet such high volume production requirements and has retained talented personnel with experience in motor manufacturing to assist in the launch of such operations. The Company believes additional manufacturing space and equipment is readily available.

Backlog

At January 28,1997, the Company had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $2,750,000. All such contracts are subject to amendment, modification or cancellation.

In addition, the Company had an order backlog for motors and electronic controls at January 28, 1997, with an aggregate sales value of approximately $70,000.

Customers and Suppliers

A significant portion of the Company's revenue for the fiscal year ended October 31, 1996, was derived from Hyundai Corporation, Ford Motor Company, Pentastar Electronics Company, and KYMCO. Revenue of $911,533 or 63 percent of contract services revenue was derived from these customers.

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

US Government Contracts

For the year ended October 31, 1996, $800,208 or 56 percent of the Company's contract service revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

Some of the Company's business with the U.S. Government was performed on a cost plus fixed fee basis. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee. Certain other contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost sharing basis based on not-to-exceed billing rates negotiated between the Company and the U.S. Government. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, the Company can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All U.S. Government contracts with the Company are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of October 31, 1996, the Company had 31 full-time employees. The Company has entered into employment contracts with its three executive officers which expire in December 1999. None of the company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

In addition to its full-time staff, the company from time to time engages the services of outside consultants and contract labor to meet peak workload or specialized program requirements. The Company does not anticipate any difficulty in locating additional qualified professional engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

ITEM 2.   PROPERTIES

Facilities

The Company leases a 40,000 square foot office/laboratory/warehouse building in Golden, Colorado, from a limited liability company of which the Company and an investor are equal owners. The Company has entered into a ten-year lease of the building at $21,667 per month with an option for an additional five years at the then market rate. The Company is required to pay all taxes, maintenance and insurance. The Company currently subleases 12,500 square feet of this facility for $7,031 per month plus an allocable share of taxes, maintenance and insurance costs. The Company believes its existing facilities are adequate to meet its operational needs for the foreseeable future.

The Company also owns the basic tools and equipment, including computer hardware and software, necessary for the conduct of its production, research and development and vehicle prototyping activities.


ITEM 3.   LEGAL PROCEEDINGS

There is no material litigation with respect to which the Company is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote by security holders of the Company during the fourth quarter of fiscal 1996.

ITEM 5.   MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Boston and Pacific Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last three years are as follows:

1996                                                     High       Low
Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .$5.19     $3.81
Third Quarter . . . . . . . . . . . . . . . . . . . . . .$5.00     $3.50
Second Quarter. . . . . . . . . . . . . . . . . . . . . .$5.13     $4.19
First Quarter . . . . . . . . . . . . . . . . . . . . . .$4.50     $3.31

1995
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . $5.38     $3.63
Third Quarter. . . . . . . . . . . . . . . . . . . . . . $5.56     $3.83
Second Quarter . . . . . . . . . . . . . . . . . . . . . $5.63     $3.75
First Quarter. . . . . . . . . . . . . . . . . . . . . . $5.75     $4.75

1994
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . $7.00     $4.88
Third Quarter. . . . . . . . . . . . . . . . . . . . . . $6.88     $4.88
Second Quarter . . . . . . . . . . . . . . . . . . . . . $7.88     $5.75
First Quarter. . . . . . . . . . . . . . . . . . . . . . $8.63     $7.00


On January 24, 1997 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $4.13 per share and there were 908 holders of record of the common stock.

The Company has not paid any cash dividends on its common stock since inception and intends for the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Board of Directors of the Company based upon consideration of the Company's earnings, capital needs and other factors then relevant.


ITEM 6.        SELECTED FINANCIAL DATA


                      Unique Mobility, Inc.
              Consolidated Selected Financial Data


                  1996           1995         1994         1993        1992
Contract
Services
Revenue        $ 1,436,484    4,031,951    1,643,203    1,461,568   2,306,070

Product
Sales          $   611,213      701,700      708,917      695,300     468,508

Operating
Loss           $(2,744,606)  (1,134,338)  (3,367,873)  (2,446,574) (2,240,170)

Net Loss       $(2,904,743)  (1,330,433)  (3,395,356)  (2,473,804) (2,217,207)

Net Loss
Per Common
Share          $   (.26)        (.13)         (.35)         (.28)      (.33)

Total
Assets        $ 8,712,649     7,626,178    5,903,551    7,791,826   4,700,507

Long-term
Obligations   $   744,389       807,003      886,996      921,758   2,161,376

Cash Divi-
dend Declared
Per Common
Share         $     -0-           -0-          -0-          -0-         -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and any documents incorporated herein by reference, as well as, in the Company's Registration Statement on Form S-3 dated October 10, 1996. These forward-looking statements represent the Company's judgment as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The Company has changed its fiscal year end from October 31 to March 31. This change results in a five month transition period for financial reporting purposes commencing on November 1, 1996, and ending on March 31, 1997. During the transition period the Company will report on operations for the quarter ended January 31, 1997, through the filing of a quarterly report on Form 10-Q This will be followed by a transition period report on Form 10-K for the five month period ended March 31, 1997. The Company will also defer its annual meeting of shareholders until the summer of 1997 in order to conform the meeting date to the new fiscal year end. Relevant information normally contained in the Company's year end proxy statement may be found in Part III of this Form 10-K below.

Throughout fiscal 1996, the Company invested significant amounts of capital in the development of a proprietary motor for powered wheelchairs for Invacare as well as in the development of manufacturing processes and facility layout necessary for its manufacture. Primarily as a result, research and development expenditures rose 26 percent to $1,628,646 for fiscal year 1996 compared to $1,292,803 for fiscal 1995.

Financial Condition

The Company's financial condition strengthened somewhat during fiscal 1996 as a result of capital raising activities conducted throughout the year. During fiscal 1996, the company received net proceeds from the sale of common stock in the amount of $4,060,211. Shareholders' equity rose from $4,397,047 to $5,592,876. Current assets rose to $4,453,461 from $3,173,642. Working capital (the excess of current assets over current liabilities) increased from $1,140,579 to $2,469,197. Cash and certificates of deposit were $3,230,246 at fiscal 1996 year end compared to $2,115,499 at fiscal 1995 year end.

Accounts receivable rose to $569,562 at October 31, 1996, compared to $337,849 at the prior year end, reflecting slower than expected collection on certain commercial and government accounts.

Costs and estimated earnings on uncompleted contracts declined $82,931 to $179,483 from the fiscal 1995 year end level of $262,414. The decline was due to accelerated billings on certain commercial contracts.

Finished products inventories declined approximately 38 percent due to lower stocking levels. Raw material and work in process inventories rose, reflecting somewhat higher production levels and stockpiling of long lead time parts.

The Company invested $182,011 for the acquisition of property and equipment during fiscal 1996 compared to $440,079 and $413,907 in each of the prior two fiscal years, respectively. The decrease was generally attributable to reduced purchases of computer hardware and test equipment.

Investment in Taiwan joint venture declined to $1,366,540 at fiscal 1996 year end from $1,432,735 at the beginning of the fiscal year. The decrease was due to foreign currency exchange rate fluctuations and operating losses of Taiwan UQM, which are recorded using the equity method of accounting for the Company's minority ownership position.

Patent and trademark costs, net of accumulated amortization, increased $69,572 over the prior year level. The increase reflects prosecution of patent applications in the United States and Europe and the worldwide registration costs associated with the trademark UQM .

Other assets declined to $7,552 due to the sale of a parcel of real estate previously held by the Company for investment.

Accounts payable rose to $121,790 from $83,859 at the end of fiscal 1995 due to purchases of components and materials for projects in process in the normal course of operation.

Other current liabilities declined to $400,574 at October 31, 1996, from $464,186 at October 31, 1995. The decrease was attributable to a reduction in accrued amounts due to subcontractors on a contract with the U.S. Government. Accrued interest rose to $214,002 from $93,698 reflecting interest accruals under the waiver and option agreement with KYMCO. See also "Liquidity and Capital Resources" below.

Note payable to Taiwan joint venture participant declined to $1,375,121 at October 31, 1996, from $1,403,493 at the prior year end. The decline was solely due to foreign currency exchange rate fluctuations between the respective balance sheet dates.

Billings in excess of costs and estimated earnings on uncompleted contracts rose to $25,685 at fiscal 1996 year end due to billings in advance of the performance of the associated work.

Long-term debt declined $62,614 during fiscal 1996 due to scheduled principal payments on the mortgage debt associated with the Company's facility.

Common stock and additional paid-in capital increased to $117,514 and $23,021,339 at October 31, 1996, respectively, compared to $105,720 and $18,887,886 at October 31, 1995. The increases were due to sales of common stock to institutional investors of $3,909,379; sales of common stock to employees through the company's benefit plans of $150,832; and the issuance of common stock for services of $61,391.

Results of Operations

Operations for the year ended October 31, 1996, resulted in a net loss of $2,904,743 or $0.26 per share. This compares to a net loss of $1,330,433 or $0.13 for the year ended October 31,1995, and a net loss of $3,395,356 or $0.35 per share of the year ended October 31, 1994.

Revenue derived from contract services in fiscal 1996 declined 64 percent or $2,595,467 from the fiscal 1995 level, and 13 percent or $206,719 from the fiscal 1994 level. The decrease in revenue from fiscal 1995 was attributable principally to a reduced level of work performed for Ford Motor Company and the U.S. Department of Energy.

Product sales during fiscal 1996 declined 13 percent from the fiscal 1995 level and 14 percent from the fiscal 1994 level. The decrease is attributable to price reductions on the Company's high voltage prototype products and decreased sales to the solar racing market.

Gross profit margins for fiscal 1996 declined to 20.9 percent compared to 31.7 percent for fiscal 1995 and were 6.6 percent higher than the fiscal 1994 margin of 14.3 percent. The fiscal 1996 decline is attributable to price reductions in the Company's high voltage product line and decreased absorption of overhead costs on sponsored development contracts.

Research and development expenditures in fiscal 1996 rose $335,843 over the fiscal 1995 level and declined $459,671 from the amount expended during fiscal 1994. The fiscal 1996 increase is attributable primarily to production and facilitization engineering activities associated with the planned launch of volume manufacturing operations for Invacare. The decrease from fiscal 1994 expenditures is attributable to a decline in "cost sharing" development contracts.

General and administrative expense for fiscal 1996 rose $185,417 over the fiscal 1995 level and declined $173,705 from the amount expended in fiscal 1994. The fiscal 1996 increase was primarily attributable to higher levels of professional services costs, commission expenses associated with the sublease of a portion of the Company's facility, and an adverse arbitration award. The decrease from the fiscal 1994 expenditure level was primarily attributable to lower levels of legal expenses and reduced staffing of administrative functions.

Depreciation and amortization expense increased to $375,590 during fiscal 1996. The increase reflects depreciation of a commercial vehicle owned and leased by the Company's leasing subsidiary and the amortization of intellectual property in an expanded number of countries.

Royalty expense declined to $9,497 in fiscal 1996 reflecting lower levels of royalty bearing content in the sale of products and services.

Interest income increased to $113,582 in fiscal 1996 compared to $50,890 and $98,228 for fiscal 1995 and 1994, respectively. The increases were primarily attributable to higher levels of invested cash during fiscal 1996.

Interest expense rose to $202,798 during fiscal 1996 due to increased loan value underlying leases issued by UQM Leasing, Inc. and interest accruals under the waiver and option agreement with KYMCO. See also "Liquidity and Capital Resources" below.

Equity in loss of Taiwan joint venture rose to $45,164 in fiscal 1996 compared to $11,952 and $3,888 for fiscal 1995 and 1994, respectively. The increases were due to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Other income rose to $43,643 in fiscal 1996 primarily as a result of a gain on the sale of real estate held for investment and foreign currency exchange gains.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout fiscal 1996 were adequate to meet operating needs. Net cash used by operating activities rose to $2,584,034 in fiscal 1996, compared to $940,459 in fiscal 1995, due primarily to higher operating losses. Cash requirements were funded primarily through the sale of common stock.

In January 1996, Invacare purchased 129,032 shares of common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000, all of which were applied to fund the development of a wheelchair motor for Invacare. Contingent on development milestones, Invacare has further agreed to purchase additional shares at market price the proceeds of which would be used, in part, to fund the Company's anticipated capital investment in motor manufacturing tools and equipment.

During fiscal 1996, the Company also completed two offerings of its common stock to overseas individual and institutional investors under Regulation S. Pursuant to the offerings, the Company placed 1,057,708 shares of common stock and received cash proceeds, net of offering expenses, of $3,909,379.

In fiscal 1994, the Company, KYMCO and TLT entered into a joint venture agreement which provided for the formation, capitalization and operation of Taiwan UQM, a company organized under the laws of the Republic of China. The Company purchased 39 percent of the initial stock of Taiwan UQM for NT$1,170,000 (US$45,082 on the transaction date). Pursuant to the joint venture agreement, the venture partners are obligated to meet future capital calls as the Board of Directors of Taiwan UQM, by unanimous vote, determines. During fiscal 1995, the company was unable to fund its capital call obligations. In June 1995, the Company, KYMCO and TLT entered into a waiver and option agreement pursuant to which KYMCO agreed to purchase those shares of Taiwan UQM underlying the Company's capital call obligations. The purchase price of such shares was NT$37,830,000 (U.S.$1,403,493 at October 31, 1995). The Company was granted the option to repurchase the shares for the original capital call amount plus
10 percent interest and associated transfer taxes. In November 1996, the Company exercised its option and subsequently repurchased the shares from KYMCO, thus maintaining the Company's ownership position at 39 percent of the then outstanding shares of Taiwan UQM. The repurchase price plus interest and taxes totaled NT$44,175,505 (US$1,612,539 on the transaction date).

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto is NT$37,050,000 (US$1,347,879 as of December 31, 1996), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation is due and payable in two equal installments on March 1, 1997 and June 1, 1997.

The Company does not currently possess the financial resources to meet its capital call obligations to Taiwan UQM, although it is management's intent to meet such obligations if capital becomes available on terms acceptable to the Company. Accordingly, during the first quarter of fiscal 1997, the Company will record an increase in its investment in the Taiwan joint venture and will record a note payable to the joint venture in an amount equal to the capital call obligation. There can be no assurance that the Company can secure the capital required to meet this obligation. Should the Company be unable to do so, the remaining joint venture partners have the right to purchase the shares otherwise designated for sale to the Company. In that event the Company's equity interest would be reduced from 39 percent to approximately 20 percent.

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare, should Invacare elect to purchase motors from the Company. Anticipated capital expenditures for production tooling and fixtures, production machinery, equipment, computer hardware and software are expected to exceed $1.5 million. There can be no assurance, however, that the Company will launch volume manufacturing operations for Invacare or others. The Company does not currently possess sufficient cash to make the capital investment necessary to launch manufacturing operations and there can be no assurance that the Company can obtain the capital it requires on terms acceptable to the Company.

The Company believes that it has cash sufficient to fund non-manufacturing operations through July 31, 1997.

The Company hopes to meet its future cash requirements for Taiwan UQM, the launch of manufacturing operations, and non-manufacturing operations through sponsored research and development activities, the issuance of equity or debt securities, or a combination thereof, although there can be no assurance that such sponsorship or financing can be arranged.

In the event the Company is unwilling or unable to arrange such sponsorship or financing, management would defer, or forego its future cash contributions to Taiwan UQM, as well as its expected investment in the launch of manufacturing operations, and modify non-manufacturing operations to a level commensurate with the then available cash resources.

                         Independent Auditors' Report




The Board of Directors and Stockholders
Unique Mobility, Inc.:


We have audited the accompanying consolidated balance sheets of Unique Mobility, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Mobility, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.




                                       KPMG Peat Marwick LLP


Denver, Colorado
January 10, 1997

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 1996 and 1995


Assets                                                  1996           1995

Current assets:
   Cash and cash equivalents                        $ 3,230,246      1,796,392
   Certificates of deposit                                -            319,107
   Accounts receivable (notes 7 and 12)                 569,562        337,849
   Costs and estimated earnings in excess of
     billings on uncompleted contracts (note 2)         179,483        262,414
   Inventories (note 3)                                 408,145        404,701
   Prepaid expenses                                      37,848         35,397
   Other current assets                                  28,177         17,782

         Total current assets                         4,453,461      3,173,642

Property and equipment, at cost (note 7):
   Land (note 4)                                        335,500        335,500
   Building (note 4)                                  1,364,500      1,364,500
   Molds                                                102,113        102,113
   Transportation equipment                             258,675        251,175
   Machinery and equipment                            1,918,128      1,763,818
                                                      3,978,916      3,817,106
   Less accumulated depreciation                     (1,613,786)    (1,275,530)

         Net property and equipment                   2,365,130      2,541,576

Investment in Taiwan joint venture (note 5)           1,366,540      1,432,735

Patent and trademark  costs,  net of  accumulated
   amortization of $40,030 and $25,491 (note 11)        519,966        450,394
 Other assets                                             7,552         27,831

                                                    $ 8,712,649      7,626,178

                                                                   (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued



Liabilities and Stockholders' Equity                      1996          1995

Current liabilities:
   Accounts payable                                 $    121,790        83,859
   Note payable to Taiwan joint venture                1,375,121     1,403,493
       participant (note 5)
   Other current liabilities (note 6)                    400,574       464,186
   Current portion of long-term debt (note 7)             61,094        81,525
   Billings in excess of costs and estimated
       earnings on uncompleted contracts (note 2)         25,685         -

         Total current liabilities                     1,984,264     2,033,063

Long-term debt, less current portion (note 7)            744,389       807,003

         Total liabilities                             2,728,653     2,840,066

Minority interest in consolidated subsidiary (note 4)    391,120       389,065

Stockholders' equity (notes 9 and 10):
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 11,751,365 and 10,571,953 shares        117,514       105,720
     issued
   Additional paid-in capital                         23,021,339    18,887,886
   Accumulated deficit                               (17,331,279)  (14,426,536)
   Notes receivable from officers                        (65,816)      (52,421)
   Cumulative translation adjustment                     (21,030)        -
   Treasury stock, at cost, 39,341 and 37,341 shares    (127,852)     (117,602)


         Total stockholders equity                    5,592,876     4,397,047

Commitments (notes 5, 14 and 15)

                                                    $  8,712,649     7,626,178


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended October 31, 1996, 1995 and 1994


                                           1996          1995          1994
Revenue:
   Contract services (note 12)         $  1,436,484     4,031,951    1,643,203
   Product sales                            611,213       701,700      708,917
                                          2,047,697     4,733,651    2,352,120

Operating costs and expenses:
   Costs of revenue                       1,620,743     3,232,786    2,016,914
   Research and development               1,628,646     1,292,803    2,088,317
   General and administration             1,157,827       972,410    1,331,532
   Depreciation and amortization            375,590       346,567      271,772
   Royalty (note 11)                          9,497        23,423       11,458
                                          4,792,303     5,867,989    5,719,993

       Operating loss                    (2,744,606)   (1,134,338)  (3,367,873)

Other income (expense):
   Minority interest share of earnings of
      consolidated subsidiary               (69,400)      (64,627)     (69,517)
   Interest income                          113,582        50,890       98,228
   Interest expense                        (202,798)     (177,051)     (73,813)
   Equity in loss of Taiwan joint
      venture (note 5)                      (45,164)      (11,952)      (3,888)
   Other                                     43,643         6,645       21,507
                                           (160,137)     (196,095)     (27,483)

       Net loss                        $ (2,904,743)   (1,330,433)  (3,395,356)

       Net loss per common share           $(.26)         (.13)        (.35)

Weighted average number of shares of
  common stock outstanding               11,021,742    10,090,778    9,763,391


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended October 31, 1996, 1995 and 1994

                                                                                                       Notes
                                               Number of          Additional  Cumulative  Accumu-   receivable          Total
                                                shares    Common    paid-in   translation  lated     due from  Treasury stockholders
                                                issued     stock    capital   adjustment  deficit    officers  stock     equity
Balances at October 31, 1993                  9,461,385 $  94,614 15,557,205     -       (9,700,747) (31,944) (41,823)  5,877,305

Issuance of common stock upon exercise
    of Alcan preemptive right (note 9)          111,395     1,114     199,397     -         -           -        -         200,511
Issuance of common stock upon exercise
    of underwriter warrants (note 10)           20,000       200      46,400     -         -           -        -          46,600
Issuance of common stock upon exercise
    of employee options                        325,133     3,251     936,996     -         -         (18,727) (53,649)    867,871
Issuance of common stock for directors'
    compensation                                 6,000        60      42,490     -         -           -        -          42,550
Issuance of common stock under
    employee stock purchase plan                 1,632        16       8,507     -         -           -        -           8,523
Net loss                                         -            -        -         -     (3,395,356)     -        -      (3,395,356)
Balances at October 31, 1994                 9,925,545    99,255  16,790,995     -    (13,096,103)   (50,671)  (95,472) 3,648,004

Issuance of common stock, net of offering costs
     of $141,446                               581,111     5,812   1,944,742     -         -           -        -       1,950,554
Issuance of common stock upon exercise of
     employee options                           64,786       648      99,628     -         -          (1,750)  (22,130)    76,396
Issuance of common stock under employee stock
     purchase plan                                 511         5       2,521     -         -           -         -          2,526
Issuance of warrants for services                -            -       50,000     -         -           -         -         50,000
Net loss                                         -            -        -         -     (1,330,433)     -         -     (1,330,433)

Balances at October 31, 1995                10,571,953   105,720  18,887,886     -    (14,426,536)   (52,421)  (117,602)4,397,047

Issuance of common stock, net of offering costs
     of $247,309                             1,057,708    10,577   3,898,802     -         -           -         -      3,909,379
Issuance of common stock upon exercise of
     employee options                          100,542     1,005     153,205     -         -         (13,395)   (10,250)  130,565
Issuance of common stock under employee  stock
     purchase plan                               6,668        67      20,200     -         -           -          -        20,267
Issuance of common stock for services           14,494       145      61,246     -         -           -          -        61,391
Cumulative translation adjustment                -            -        -       (21,030)    -           -          -       (21,030)
Net loss                                         -            -        -         -      (2,904,743)    -          -    (2,904,743)

Balances at October 31, 1996                11,751,365 $ 117,514  23,021,339   (21,030)(17,331,279)  (65,816)  (127,852)5,592,876

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended October 31, 1996, 1995 and 1994


                                              1996         1995        1994

Cash  flows from (used  by) operating
    activities:
   Net loss                                $(2,904,743) (1,330,433) (3,395,356)
   Adjustments to reconcile net loss to
     net cash used by operating
     activities:
       Depreciation and amortization           375,590     346,567     271,772
       Minority interest share of earnings
          of consolidated subsidiary            69,400      64,627      69,517
       Noncash compensation expense for
          common stock and warrants issued
          for services                          61,391      50,000      42,550
       Equity in loss of Taiwan joint
          venture                               45,164      11,952       3,888
       Gain on sale of property and
          equipment                            (45,676)     (3,534)       -
       Other                                   (20,092)       (466)     35,919
       Change in operating assets and
          liabilities:
         Accounts receivable and costs
           and estimated earnings in excess
           of billings on uncompleted
           contracts                          (148,782)    161,223      28,995
         Inventories                            (3,444)     70,450      52,215
         Prepaid expenses and other
            current assets                     (12,846)     27,105      28,660
         Accounts payable and other
            current liabilities                (25,681)   (200,703)    276,212
         Billings in excess of costs and
            estimated earnings on
            uncompleted contracts               25,685    (137,247)     74,060

              Net cash used by operating
                 activities                 (2,584,034)   (940,459) (2,511,568)

Cash from (used by) investing activities:
   Acquisition of property and equipment      (182,011)   (440,079)   (413,907)
   Increase in patent and trademark costs      (92,390)    (64,766)   (131,652)
   Investment in Taiwan joint venture            -           -         (45,082)
   Proceeds from sale of certificates of
      deposit and other investments            319,107     117,127       -
   Proceeds from sale of property and
      equipment                                 63,361       -           -
              Net cash from (used by)
                investing activities           108,067    (387,718)   (590,641)


                                                                    (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued


                                               1996          1995        1994
Cash flows provided by financing
  activities:
   Proceeds from borrowings                  $   -          212,337      -
   Repayment of debt                           (83,045)    (250,905)   (36,077)
   Proceeds from sale of common stock, net   3,909,379    1,950,554      -
   Issuance of common stock upon exercise
     of employee options                       130,565       76,396    867,871
   Issuance of common stock under
      employee stock purchase plan              20,267        2,526      8,523
     purchase plan
   Issuance of common stock upon exercise
     of underwriter warrants                     -            -         46,600
   Issuance of common stock upon  exercise
     of Alcan preemptive right                   -            -        200,511
   Distributions paid to holders of
     minority interest                         (67,345)     (67,347)   (60,613)
            Net cash provided by financing
              activities                     3,909,821    1,923,561  1,026,815
            Increase (decrease) in cash
              and cash equivalents           1,433,854      595,384 (2,075,394)
Cash and cash equivalents at beginning of
   year                                      1,796,392    1,201,008  3,276,402

Cash and cash equivalents at end of year   $ 3,230,246    1,796,392  1,201,008

Interest paid in cash during the year      $    82,494       89,133     72,638

Non-cash investing and financing transactions:

   In 1995, the Company financed its additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,403,493 (see note 5).

   In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of 6 months prior to the date of the option exercise. The shares received are recorded at cost as treasury stock. In fiscal 1996, 1995 and 1994, the Company issued 13,666, 32,130 and 24,364 shares of common stock for options exercised for an aggregate exercise price of $10,250, $22,130 and $53,649, respectively, for which the Company received 2,000, 5,365 and 6,813 shares of common stock.

   In accordance with the provisions of the Company's stock options plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders equity in the consolidated financial statements. In fiscal 1996, 1995 and 1994, the Company issued 13,395, 2,900 and 48,352 shares of common stock with an aggregate exercise price of $13,395, $1,750 and $18,727, respectively, for which the Company received promissory notes for the same amount.


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies

      (a) General Business

          Unique Mobility, Inc. and Subsidiaries (the "Company") is engaged in the research, development and commercialization of electric and hybrid electric vehicles, propulsion systems for such vehicles, as well as other non-automotive applications of its technologies. The Company's revenue is derived primarily from contract research and development services and sales of products developed from such technology.

          The Company's operations are based in the United States with a significant investment in a joint venture in Taiwan.

      (b) Principles of Consolidation

          The consolidated financial statements include the accounts of Unique Mobility, Inc. and those of all majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The minority interests as of October 31, 1996 and 1995, consisted of the other stockholders' ownership interests in a subsidiary of the Company.

      (c) Cash, Cash Equivalents and Certificates of Deposit

          The Company  considers  cash on hand and  investments  with original
          maturities  of  three  months  or  less  to  be  cash   equivalents.
          Certificates of deposit are carried at cost.

      (d) Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

      (e) Property and Equipment

          Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years except for the building which is depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

      (f) Investment in Taiwan Joint Venture

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

      (h) Long-Lived Assets

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 in 1996 and the adoption of SFAS 121 did not have an effect on the Company's financial statements.

      (i) Contract Services

          Revenue relating to service contracts, the terms of which is one year or less, is recognized using the completed-contract method. Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Revenue relating to cost-plus type contracts is recognized as costs are incurred and billed to the customer. Revenue related to milestone billing contracts is recognized upon the completion of certain stages of the project based upon previously agreed amounts.

      (j) Income Taxes

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      (k) Research and Development

          Costs of researching and developing new technology or significantly altering existing technology are charged to operations as incurred.

      (l) Foreign Currency Translation

          The net assets of the foreign investment of the Company is translated at the appropriate period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated in a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense).

      (m) Loss Per Common Share

          Loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents were not included in the computations because their effect was anti-dilutive.

      (n) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (o) Reclassifications

          Certain prior year amounts have been reclassified to conform to the 1996 presentation.

 (2)  Revenue in Excess of Billings and Billings in Excess of Revenue

      At October 31, 1996, the estimated period to complete contracts in process ranges from one to eight months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      The following summarizes contracts in process at October 31:

                                                    1996         1995

           Costs incurred on uncompleted
              contracts                        $ 1,081,352      904,934
           Estimated earnings                      596,765      272,851
                                                 1,678,117    1,177,785

           Less billings to date                 1,524,319      915,371

                                               $   153,798      262,414

           Included in the accompanying
             balance sheets as follows:
                Costs and estimated earnings
                   in excess of billings on
                   on uncompleted contracts    $   179,483      262,414
                Billings in excess of costs
                   and estimated earnings on
                   estimated earnings on
                   uncompleted contracts           (25,685)       -

                                               $   153,798      262,414

 (3)  Inventories

      Inventories at October 31, consists of:

                                                    1996         1995

               Raw materials                     $ 273,527      247,225
               Work in process                      55,996       31,525
               Finished products                    78,622      125,951

                                                 $ 408,145      404,701

 (4)  Limited Liability Company

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



 (5)  Investment in Taiwan Joint Venture

      On January 29, 1994 the Company, Kwang Yang Motor Co. Ltd. ("KYMCO"), and Turn Luckily Technology Co. Ltd. ("TLT"), entered into a joint venture agreement (the "Joint Venture Agreement") providing for the formation, funding, and operation of Taiwan UQM Electric Company, Ltd., a company organized under the laws of the Republic of China ("Taiwan UQM"). Taiwan UQM was incorporated in April 1995.

      In 1994, the Company purchased 39% of the initial equity capital of Taiwan UQM for $45,082, and agreed to invest 39% of any additional capital calls. Pursuant to the Joint Venture Agreement, the venturers are required to invest additional funds in Taiwan UQM, as the board of directors of Taiwan UQM by unanimous vote determines to be required.

      During  1995,  the Company was unable to make  payments  for  additional capital call obligations under the Joint Venture Agreement. The Company, KYMCO and TLT entered into a Waiver and Option Agreement (the "Option Agreement") on June 12, 1995, whereby KYMCO agreed to first purchase those shares of Taiwan UQM underlying the Company's additional capital call obligations in the amount of $1,403,493. Under the Option Agreement, the Company has the option to repurchase these shares from KYMCO for the additional capital call amount, plus interest at 10% per annum. It was the intent of management of the Company to repurchase the shares and maintain the Company's equity interest in Taiwan UQM at 39%. The purchase by KYMCO of the shares related to the Company's additional capital call obligations has been accounted for as a financing arrangement. Accordingly, for financial reporting purposes, as of October 31, 1995, the Company recorded $1,403,493 as an addition to its investment in the joint venture and as a note payable to the joint venture participant. The note payable remained outstanding at October 31, 1996, with the decrease in its recorded value to $1,375,121 due to exchange rate fluctuations.

      The Company exercised its option prior to the November 30, 1996 expiration date of the option and tendered cash to repay the principal amount due to the joint venture participant. The related interest and taxes due under the Option Agreement were also paid in conjunction with the payment of the principal amount. The exercise of the option to repurchase the shares of Taiwan UQM from KYMCO and the payment of the amounts due allowed the Company to maintain its 39% equity interest in Taiwan UQM.

      Summarized unaudited financial information for Taiwan UQM is as follows:

          Financial Position                             October 31, 1996

          Current assets                                    $   330,826
          Noncurrent assets - land and construction           3,196,300
          in process

                Total assets                                $ 3,527,126


                                                                   (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



          Current liabilities                               $    19,816
          Noncurrent liabilities                                  3,361
          Stockholders' equity                                3,503,949

                Total liabilities and equity                $ 3,527,126

                                                            Year ended
          Results of Operations                          October 31, 1996

          Revenue                                            $     -
          Expenses                                              128,214

          Net loss                                            $(128,214)

 (6)  Other Current Liabilities

      Other current liabilities at October 31, consists of:
                                                           1996          1995

          Accrued subcontractor expense                $    -          174,781
          Accrued interest                                214,002       93,698
          Accrued legal and accounting fees                45,237       48,611
          Accrued payroll, consulting,  personal
          property and real estate taxes                   52,585       44,882
          Other                                            88,750      102,214

                                                        $ 400,574      464,186

 (7)  Long-term Debt

      Long-term debt at October 31, consists of:            1996        1995

      Note  payable to bank, in  monthly installments
         with interest at the bank's prime rate plus
         1.0% (9.25% at October 31, 1996); matures
         October 2007; secured by land and building      $ 789,793     829,714
         with a net book value of $1,521,304
      Note payable to bank, in monthly installments
         with interest at 12%; matures November 1997;
         secured by all of the  Company's accounts at
         the bank and all accounts receivable and           15,690      58,814
         certain equipment with a net book value of
         $644,562

               Total long-term debt                        805,483     888,528

         Less current portion                               61,094      81,525

               Long-term debt, less current portion      $ 744,389     807,003

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


      Effective December 1, 1996, the Company refinanced its note payable to the bank (maturing October 2007). The full amount of the outstanding note balance was refinanced with a new note payable bearing interest at a fixed rate of 9.1% per annum.

      Considering the effects of this refinancing, the annual aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

                   1997                                 $  59,485
                   1998                                    47,681
                   1999                                    52,271
                   2000                                    57,303
                   2001                                    62,819
                   Thereafter                             525,924

                                                        $ 805,483

 (8)  Income Taxes

      At October 31, 1996, temporary differences that give rise to deferred tax assets and deferred tax liabilities principally include net operating loss carryforwards and research and development credit carryforwards for income tax purposes. Deferred tax assets attributable to net operating loss carryforwards and other tax credits are offset in full by a valuation allowance.

      At October 31, 1996, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $17.1 million. Approximately $1.4 million of the net operating loss carryforwards is attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. Net operating loss carryforwards are subject to certain rules limiting their annual usage. These carryforwards will expire in varying amounts between 1998 and 2011.

 (9)  Stockholders' Equity

      Alcan Aluminum Limited (Alcan) and certain affiliates of Advent International Corporation (Advent) and Techno-Venture U.S.A., Inc. (Techno), significant stockholders, have preemptive rights to acquire
      16.7%, 13.1% and 2.1%, respectively, of the Company's shares of common stock offered in any offering for so long as they hold any shares of the Company s common stock.

      Additionally, Alcan has the right of first refusal to purchase any private placement equity securities to be issued or sold to third parties if such issuance would cause such parties to became the beneficial owner of more than 5% of any class of the Company's equity securities. Separately, the Company's Chairman, who holds or has the right to acquire 904,438 shares of the Company's common stock, has granted Alcan a right of first refusal to purchase any shares to be sold or transferred by the Chairman in any public or private sale.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(10)  Common Stock Options and Warrants

      Incentive and Non-Qualified Option Plans

      The Company has reserved 4,104,000 shares of common stock for key employees, consultants, and key suppliers under its Incentive and Non-Qualified Option plans. Options become exercisable as determined by the Board of Directors and expire within 10 years from the date of grant. The maximum number of shares that may be granted to any eligible employee during the term of the Plan is 500,000 shares. The options require holders to abide by certain Company policies on the trading of Company's common stock.

      The following table summarizes activity under the plans:
                                                   Shares under      Per share
                                                      option       option price

      Outstanding at October 31, 1993                 1,712,865   $ .375 - 8.00
      Granted                                           618,333     5.00 - 8.13
      Exercised                                        (325,133)    .375 - 3.50
      Forfeited                                         (91,532)    3.50 - 6.88

      Outstanding at October 31, 1994                 1,914,533      .50 - 8.13
      Granted                                           100,000            5.00
      Exercised                                         (64,786)     .50 - 3.50
      Forfeited                                         (97,515)    3.50 - 6.88

      Outstanding at October 31, 1995                 1,852,232      .50 - 8.13
      Granted                                           590,000     4.13 - 4.75
      Exercised                                        (100,542)     .50 - 3.50
      Forfeited                                        (315,978)    3.50 - 8.13

      Outstanding at October 31, 1996                 2,025,712      .50 - 8.13

      Exercisable at October 31, 1996                 1,616,820

      Non-Employee Director Stock Option Plan

      In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 250,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options vest ratably over a three-year period beginning one year from the date of grant and are exercisable for 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(10)  Common Stock Options and Warrants (continued)

      The following table summarizes activity under the plan:

                                                         Shares     Per share
                                                          under     exercise
                                                         option       price

          Granted during 1994 and outstanding at
             October 31, 1994                             48,000    5.38 - 6.25
          Granted                                         61,333    5.00 - 5.13

          Outstanding at October 31, 1995                109,333    5.00 - 6.25
          Granted                                         32,000    4.38

          Outstanding at October 31, 1996                141,333    4.38 - 6.25

      At October 31, 1996 options to purchase 52,444 shares were exercisable.

      Warrants

      In connection with a 1991 common stock issuance, the underwriters were issued warrants to acquire 140,000 shares of the Company's common stock at $2.32 per share. During fiscal 1993, the underwriters exercised warrants for 120,000 shares of the Company's common stock. During fiscal 1994, the underwriters exercised the remaining warrants and were issued 20,000 shares of the Company's common stock.

      In connection with a 1992 common stock issuance, the underwriters were issued warrants to acquire 100,000 shares of the Company's common stock at $6.00 per share. These warrants expired unexercised on December 2, 1995.

      In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at October 31, 1996.

      The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company.
      Warrants to acquire 200,000 shares of common stock vested on January 20, 1994 and the remaining 100,000 shares vested on January 20, 1995. The warrants were exercisable for a period of five years, expiring on January 19, 1999, at a price of $7.63 per share. Further, the warrants were redeemable on a one-time basis only through June 30, 1994, for a like number of warrants.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      at the then  current  fair market  value of the  Company's  common stock with otherwise identical terms. On April 18, 1994, the warrants were redeemed in accordance with the above provision for a like number of warrants which are exercisable at a price of $6.00 per share. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at October 31, 1996.

      In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 21, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at October 31, 1996.

      In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's stock at $4.75 per share on February 27, 1996, 38,100 shares of the Company's stock at $5.00 per share on May 31, 1996 and 50,000 shares at $4.25 per share on September 30, 1996, being the market price of the common stock of the Company at the date of each respective grant. The warrants expire three years from the date of issuance. All of these warrants remain outstanding at October 31, 1996.

      Financial Accounting Standards No. 123

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25 and will make the pro forma disclosures of net income and earnings per share required by SFAS 123 beginning with its annual financial statements for fiscal 1997.

(11)  Alcan Agreements

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      During fiscal 1996, 1995 and 1994, the Company recorded royalty expense of $9,497, $23,423 and $11,458, respectively, all of which was applied to the reduction of patent application and maintenance expenditures.

(12)  Significant Customers

      The Company has historically derived significant contract services revenue from a few key customers. During the year ended October 31, 1996, the Company derived $911,533 of contract services revenue from four customers, representing 63% of revenue earned from contract services. Accounts receivable from these four customers also represented 38% of total accounts receivable at October 31, 1996.

      In the years ended October 31, 1995 and 1994, the Company derived $3,258,097 and $966,831, respectively, of contract services revenue from three and three customers, respectively, representing 81% and 59%, respectively, of revenue earned from contract services. These three customers also represented 32% and 39% of total accounts receivable at October 31, 1995 and 1994, respectively.

      Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $800,208 and $2,478,350 for the years ended October 31, 1996 and 1995, respectively.

(13)  Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash  and  cash  equivalents,   certificates  of  deposit,  accounts
          receivable,   notes  payable  to  joint  venture  participant,   and
          accounts payable:

          The carrying amounts approximate fair value because of the short maturity of these instruments.

          Long-term debt:

          The carrying amount of the Company's long-term debt approximates fair value since the interest rate on the debt is at a variable rate.

(14)  Employee Benefit Plans

      401(k) Plan

      The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan including the Company's common stock. The Company matches participant contributions on a dollar-for-dollar basis on the participant's contributions up to 5% of the participant's

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      salary and 25% of participant contributions in excess of this limit, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $90,935, $98,441 and $95,257 for the years ended October 31, 1996, 1995 and 1994, respectively.

      Stock Purchase Plan

      The Company has established a stock purchase plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the stock purchase plan. During the years ended October 31, 1996, 1995 and 1994, the Company issued 6,668 shares, 511 shares and 1,632 shares of common stock, respectively, under the stock purchase plan.

(15)  Subsequent Events

      Additional Capital Call

      In November 1996, the board of directors of Taiwan UQM resolved to make an additional capital call on all joint venture partners due December 1, 1996. The Company's additional capital call obligation approximates $1.35 million as of December 1, 1996. The Company has reached an agreement with the joint venture partners to meet this call obligation by paying 50% of the obligation by March 1, 1997 and the remaining 50% by June 1, 1997. The Company will pay interest at 10% per annum to Taiwan UQM on the outstanding capital call obligation. Should the Company be unable to meet these call obligations, the remaining joint venture participants have the right to purchase the shares otherwise designated for sale to the Company. In that event, the Company's equity interest would be reduced from 39% to 20%. It is the intent of the management of the Company to meet these revised capital call payments and maintain the Company's equity interest in Taiwan UQM at 39%.

      Stock Option Grant

      Effective as of January 1, 1997, the Company entered into three-year employment agreements with its three executive officers, Messrs. Geddes, Rankin and French. In conjunction with these employment agreements, the Company issued 78,000, 127,459 and 94,541 options to Messrs. Geddes, Rankin and French, respectively, under its 1992 Stock Option Plan. The options vest equally on the anniversary date of the agreements over the three-year vesting period; provided that if a change of control event occurs and each individual remains continually employed by the Company through the date of such event, then all options that have not vested will become vested as of the date of such event.

ITEM 9.   CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


          None.

                             PART III


ITEM 10.  Directors and Executive Officers of the Registrant

The following table contains information concerning the members of the Board of Directors of the Company:

                                         Officer
                   Position with       or Director
  Name      Age     the Company           Since        Business Experience

Ray A.      64    Chairman of the Board    1981      President from 1991 through
Geddes            and Chief Executive                1995, Chairman of the Board
                  Officer; Member of                 of Directors and Chief
                  Executive Committee                Executive Officer since
                  and Compensation &                 1984
                  Benefits Committee


Frank       58   Director and Member       1993      Consultant to industry and
Hodsoll          of Compensation and                 government since 1992;
                 Benefits Committee,                 Deputy Director for Manage-
                 Stock Option Committee              ment and Budget (Washington
                 and Audit Committee                 D. C.) from 1991 through
                                                     1992; Executive Associate
                                                     Director and Chief
                                                     Financial Officer, United
                                                     States Office of
                                                     Management and Budget
                                                     from 1989 through 1991;
                                                     Chairman, National
                                                     Endowment for the Arts
                                                     from 1981 through 1989.

William    53    Director, President       1992      President and Chief
G. Rankin        and Chief Operating                 Operating Officer since
                 Officer                             January 1996; Executive
                                                     Vice President-Operations
                                                     from 1992 through 1995;
                                                     General Manager-Deere Tech
                                                     Services, a division of
                                                     Deere and Company
                                                     (Moline, IL), a
                                                     manufacturer of
                                                     agricultural,
                                                     construction and
                                                     consumer equipment from
                                                     1986 through 1992.

H. J.       67   Director and Member      1994      Senior Counselor, Kearns
Young            of Executive Committee,            & West (Washington, D. C.),
                 Compensation & Benefits            an international public
                 Committee, and Audit               relations firm since 1994;
                 Committee                          Senior Vice President,
                                                    Edison Electric Institute
                                                    (Washington, D.C.) from
                                                    1982 through 1994.

J. B.       60   Director, Member of      1995      President, Invacare
Richey           Executive Committee,               Technologies & Senior
                 Stock Option Committee             Management, Invacare
                                                    Corporation, since 1992,
                                                    Senior Vice-President and
                                                    American Operations,
                                                    Invacare Corporation, from
                                                    1989 to 1992 and Senior
                                                    Vice President-Product
                                                    Development, Invacare
                                                    Corporation, from 1984 to
                                                    1992. Director, Invacare
                                                    Corporation, Steris
                                                    Corporation and Royal
                                                    Appliance Manufacuring
                                                    Company.


No family relationship exists between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer.

There are no arrangements or understandings between any director and any other person pursuant to which any director was nominated as a director except as follows:

The Company has executed a note and warrant purchase agreement with affiliates of Advent International Corporation ("Advent Group") and Techno-Venture U.S.A., Inc. (Techno) whereby the Company has agreed to nominate and recommend for election to the Company's Board of Directors one person designated by the Advent Group and Techno for so long as warrants convertible into not less than 5 percent of the Company's common stock are outstanding. The Advent Group and Techno have waived their right pursuant to this agreement.

The Company has executed a stock purchase agreement with Invacare Corporation whereby the Company has agreed to nominate and recommend for election to the Company's Board of Directors one person designated by Invacare for so long as Invacare owns at least 100,000 shares of the Company's common stock and is not in default of certain agreements. Mr. Richey currently serves on the Board of Directors pursuant to this agreement.

MANAGEMENT

The executive officers of the Company are:

Name                   Age       Position

Ray A. Geddes          64        Chairman of the Board of Directors and
                                 Chief Executive Officer

William G. Rankin      53        Director, President and Chief
                                 Operating Officer

Donald A. French       41        Treasurer, Controller and Chief
                                 Financial Officer


Ray A. Geddes, a director since 1981, joined the Company as Chairman of the Board, Chief Executive Officer and Treasurer in 1984. From 1991 through 1995, Mr. Geddes held the additional office of President. Prior to joining the Company, Mr. Geddes was an independent consultant to the automotive industry from 1974 through 1984. For twelve years prior to that, Mr. Geddes was employed by Ford Motor Company in various management capacities including Executive Vice President of Ford's Italian Automobile Group where he was responsible for the production and marketing of the Ford Pantera sports car and Program Manager for the production, marketing, and field support activities for several specialty vehicles, including the Shelby Mustang, Ford Cobra and Ford GT sports racing car. Mr. Geddes holds a Masters in Business Administration and Juris Doctor Degree from the University of Michigan. He is Treasurer and a member of the board of directors of the Electric Vehicle Association of the Americas and a member of The Society of Automotive Engineers.

William G. Rankin, President and Chief Operating Officer since January 1996, Executive Vice President-Operations and member of the Board of Directors from 1994 through 1995, joined the Company in 1992. Prior to joining the Company, Mr. Rankin held a variety of management positions with Deere and Company, a manufacturer of agricultural, construction, and consumer equipment. From 1986 to 1992, Mr. Rankin served as General Manager of Deere Tech Services, a division of Deere and Company which developed, installed and marketed computer integrated manufacturing technologies; from 1982 through 1986, as Manager of Computer-Aided Manufacturing Services; and from 1976 through 1982, as Manager of Materials Management Research and Planning.

Donald A. French, Treasurer, Controller and Chief Financial Officer, joined the Company in 1987. Mr. French served as Corporate Secretary from 1987 through 1988. Prior to joining the Company, Mr. French was a practicing Certified Public Accountant from 1985 to 1986. Prior to that Mr. French served as Vice President and General Manager of Gaechter, Inc., an importer and distributor of apparel and eyewear from 1983 to 1984. From 1981 to 1982, Mr. French served as Supervisor of Financial Accounting for Husky Oil Company, a multinational oil and gas company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than 10 percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission, the American Stock Exchange, the Boston Stock Exchange and the Pacific Stock Exchange. The Company is required to report in this statement any failure to file timely reports during fiscal 1996. All such required reports were timely filed during fiscal 1996.

ITEM 11.  Executive Compensation

The following table sets forth information concerning compensation earned by the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 for each of the last three fiscal years:


                    Summary Compensation Table

                                           Long-term
                                          Compensation
                                             Awards
                                           Number of
                                           Securities
Name of                                    Underlying
Individual       Fiscal       Annual         Options        Other
and Position      Year     Compensation      Granted       Compensation
                         Salary     Bonus

Ray A. Geddes,
Chairman and      1996   $162,533   $ -0-     98,926       $17,870 (1)
Chief Executive   1995   $152,375   $ -0-      -0-         $16,975 (1)
Officer           1994   $151,556   $ -0-    150,000       $17,107 (1)

William G.
Rankin,
Director, and     1996   $136,873   $ -0-     80,478       $ 6,978 (2)
Chief Operat-     1995   $123,960   $ -0-      -0-         $ 7,128 (2)
ing Officer       1994   $123,300   $ -0-    100,000       $ 6,600 (2)


(1) Represents matching contributions to the Company's 401(k) Savings Plan and Company paid car allowance.

(2) Represents matching contributions to the Company's 401(k) Savings Plan.


The foregoing compensation tables do not include certain fringe benefits made available on a non-discriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave.

                Options Grants During Fiscal 1996

                                                                 Potential
                                                                Realizable
                                                                 Value at
                                Percentage                       Assumed
                                of Total                        Annual Rates
                 Number of       Options                         of Stock
                Securities      Granted to                         Price
Name of         of Underlying   Employees   Exercise   Expira-  Appreciation
Individual        Options       in Fiscal   Price Per   tion       for the
and Position     Granted(1)       1996       Share      Date     Option Term
                                                              5%(2)      10%(3)

Ray A. Geddes
Chairman and
Chief Execu-
tive Officer      98,926          18.0      $4.13   12-07-05  $267,439  $651,641

William G.
Rankin
Director,
President and
Chief Operat-
ing Officer       80,478          14.6       $4.13  12-07-05  $209,431  $531,121


(1) Represents options granted pursuant to the 1992 Stock Option Plan. The options granted vest as to one-third of the aggregate number of underlying shares on December 8, 1996, December 8, 1997 and December 8, 1998, respectively. Additionally, the options are subject to forfeiture and have limitations as to marketability.

(2) The market capitalization of the Company, as determined by multiplying the outstanding number of shares of common stock at fiscal 1996 year end by the potential realizable share value achieved by applying the price appreciation methodology utilized in this table, would be approximately $79 million versus a market capitalization of approximately $54 million at October 31, 1996. Accordingly, the potential realizable value at assumed annual rates of stock price appreciation over the ten-year term to all shareholders is approximately $25 million assuming no increase in the number of shares of common stock outstanding over the ten-year term.

(3) The market capitalization of the Company, as determined by multiplying the outstanding number of shares of common stock at fiscal 1996 year end by the potential realizable share value achieved by applying the price appreciation methodology utilized in this table, would be approximately $126 million versus a market capitalization of approximately $54 million at October 31, 1996. Accordingly, the potential realizable value at assumed annual rates of stock price appreciation over the ten-year term to all shareholders is approximately $72 million assuming no increase in the number of shares of common stock outstanding over the ten-year term.

          Aggregate Option Exercises in Fiscal Year 1996
         and Option Values at the End of Fiscal Year 1996

                                                               Value of
                                    Number of Securities      Unexercised
                                     Underlying Unexer-       in-the-money
                                      cised Options at        Options at
              Number of               Fiscal Year End       Fiscal Year End
  Name of       Shares
 Individual    Acquired      Value    Exer-    Unexer-     Exer-     Unexer-
and Position   on Exercise  Realized  cisable  cisable     cisable   cisable

Ray A. Geddes,
Chairman and
Chief Executive
Officer          -0-          -0-    330,936   148,926     $304,803  $ 49,463

William G.
Rankin,
Director,
President and
Chief Operat-
ing Officer        -0-        -0-    330,124   113,811     $388,362  $ 40,239



                  Compensation and Benefits Committee and
          Stock Option Committee Report on Executive Compensation 1


This report combines reports of both the Compensation and Benefits Committee and the Stock Option Committee.

The Compensation and Benefits Committee of the Board of Directors is responsible for establishing Company policy regarding executive compensation. The Compensation and Benefits Committee currently consists of Messrs. Young, Geddes, and Hodsoll.

The Stock Option Committee administers the 1992 Stock Option Plan and determines how many options will be granted to executive officers and other employees of the Company as a group. The Stock Option Committee currently consists of Messrs. Hodsoll, Richey and Young.

The Compensation and Benefits Committee determines all elements of executive compensation except grants of stock options. Mr. Geddes does not participate in deliberations regarding the grant of options to executive officers or other employees of the Company. Mr. Geddes also does not participate in Compensation and Benefit Committee deliberations and recommendations as to his own compensation.

                               Policy

The Company's compensation program for its Chief Executive Officer is based on beliefs and principles designed to align compensation with business strategy, company values, and management initiatives. The program:

     Rewards the Chief Executive Officer for long-term strategic management and the enhancement of shareholder value by cash remuneration and by delivering appropriate ownership in the Company through the grant of options.

     Integrates compensation programs with both the Company's annual and longer-term strategic planning processes.

     Supports a performance-oriented environment that rewards performance with respect to Company goals.

     Attracts and retains key executives critical to the long-term success of the Company.

The Company's Compensation package for employees generally and executive officers in particular consists of both cash remuneration and equity based compensation. The Company maintains a variety of benefit programs which are designed to allow the Company to attract and retain talented individuals in a variety of disciplines. All employees may participate in the following benefit plans upon the attainment of certain entrance requirements:

     Unique Mobility Health Benefit Plan
     401(K) Savings Plan of Unique Mobility, Inc.
     Unique Mobility, Inc. Stock Purchase Plan (not available to Mr. Geddes)

In addition, employees may be eligible for participation in the following benefit plans at the discretion of the Company's Board of Directors:

     Unique Mobility, Inc. 1992 Stock Option Plan
     Unique Mobility, Inc. Employee Stock Bonus Plan

The Board of Directors believes that equity based compensation is critical to the Company's ability to attract and retain qualified employees. The Company's equity based compensation plans are designed to encourage and create ownership in the Company's common stock, not only by executive officers, but by all employees generally. The Board believes that the equity based plans of the Company meet the objective of aligning key employees' long-range interests with those of shareholders by providing key employees with the opportunity to build a meaningful stake in the Company. The principal Company plans used to facilitate this objective are the 1992 Stock Option Plan and the Employee Stock Purchase Plan. Under the 1992 Stock Option Plan, employees are granted the right to acquire shares of the Company's common stock at a fixed price over a term not to exceed ten years. To further the Company's goal of encouraging equity ownership, all options granted under the 1992 Stock Option Plan since October 1994 provide that option holders may not sell stock received through employee benefit programs if the sale of such stock exceeds 10% of the total trading volume of the stock on the date of sale by the option holder on any stock exchange and in the over-the-counter market. The 1992 Stock
Option Plan also provides for incremental vesting of stock options and restricts trading by option holders to specified periods throughout the Company's fiscal year.

          Performance Evaluation of Chief Executive Officer

The Compensation and Benefits Committee meets at least once with respect to each fiscal year, without the Chief Executive Officer present, to evaluate his performance.

The Chief Executive Officer's performance is evaluated based principally on the following criteria:

  The achievement of the Company's long-term business goals and objectives during the immediately preceding one year period.

  The achievement of specified individual and overall Company objectives durin the immediately preceding one year period.

  The performance of the Company's common stock during the preceding one year period.

In view of the Company's stage of development, the measure of achievement against goals and objectives tends to be subjective and the performance of the Company's common stock in the marketplace tends to be based on factors other than the widely-recognized financial performance measures of product sales, net profits and dividends. Accordingly, the Committee has relied in its review of the Chief Executive Officer's compensation on the following objective measures of performance against goals and objectives, which are listed below in descending order of importance:

  The number and quality of strategic alliances initiated and/or completed as measured against targeted goals. It is the Company's plan to form strategic alliances with one or more major companies in order to develop products and commercialize developed products as a means of accelerating the Company's growth in existing commercial markets and the high investment, high risk market for mass produced vehicle traction drives for the automotive sector. During fiscal 1996, the Company initiated discussions with several prospective
  strategic alliance   partners and entered into a strategic alliance with
  Northrop Grumman Corporation and Invacare Corporation. The Company also continued to participate actively in its strategic alliance with KYMCO for the development and commercialization of an electric propulsion system for application to motor scooters and the establishment of manufacturing operations for such systems and conventional starters and alternators through a Taiwanese joint venture company, Taiwan UQM. Further, the Company successfully extended its agreement with KYMCO which allowed the Company to defer its previously required investments in Taiwan UQM until the first quarter of fiscal 1997. In addition, the Company continued its relationship with Pininfarina, leading to the successful development and demonstration of the Ethos 3 EV vehicle to automotive manufacturers around the world.

  The capitalization and financial resources available to the Company as measured against targeted objectives. The Company completed two offerings of its common stock under Regulation S during fiscal 1996 which resulted in net proceeds to the Company of $3,909,379. From these proceeds, the Company exercised its option to maintain its 39 percent ownership interest in Taiwan
  UQM.  In addition, the   Company generally maintained an adequate
  capitalization and possessed adequate financial resources to support operations throughout fiscal 1996.

  The number and quality of sponsored development programs and their
  contribution   to the technical objectives of the Company. The Company
  achieved lower levels of   revenue from sponsored development programs during
  fiscal 1996.  However, this   reduction was attributable, in great part, to
  the Company's focus on accepting contracts which, upon completion of the development activity, have product manufacturing opportunities.

  Technology advances and enhancements arising during the measurement period from internally funded research and development activities. The Company successfully extended its high voltage and low voltage product offerings
  during fiscal 1996   as a result of internally funded, and sponsored research
  and development activities.  The Compensation and Benefits Committee also
  reviewed other   technological advances that are not the subject of patents and that the Company chooses not to make public at this time because they are confidential business information, the disclosure of which would have an adverse effect on the Company.

Based on these factors, the Compensation and Benefits Committee elected to renew the employment contract of the Chief Executive Officer for an additional three-year term, increase the Chief Executive Officer's salary five percent to $172,793 and grant the Chief Executive Officer options to acquire 78,000 shares of the Company's common stock at the prevailing market price on the date of grant under the 1992 Stock Option Plan.

                       Additional Information

The compensation of the executive officers other than the Chief Executive Officer is set by the Compensation and Benefits Committee and Stock Option Committee based on the recommendations of the Chief Executive Officer, who evaluates subjectively and objectively their performance against assigned responsibilities and tasks.

The Company has executed employment agreements with two executive officers and Mr. Geddes. The employment agreements provide for the payment of severance benefits to the executive officers if the executive is terminated "without cause", (as such term is defined in the employment agreements)(see also "Employment Agreements" below). The Compensation and Benefits Committee believes it advisable to provide compensation to executive managers upon termination of employment to encourage the executive to commit his services for the longer duration of the Employment Agreements. The Compensation and Benefits Committee established the salaries in the employment agreements applying the criteria discussed above, and the employment agreements themselves were not a factor in determining salaries.

During fiscal 1996 the Stock Option Committee granted options to acquire 500,000 shares of common stock to employees of the Company, of which options to acquire, 300,000 shares of common stock, or 60 percent, were granted to executive officers as a group. In addition, the Company granted options to acquire 90,000 shares of common stock to consultants. All options granted during fiscal 1996 to employees and consultants are exercisable at an amount equal to the fair market value of the Company's common stock on the date of grant.

The Compensation and Benefits Committee of the Board of Directors:

  Jack Young
  Ray A. Geddes
  Frank Hodsoll

The Stock Option Committee of the Board of Directors:

  Frank Hodsoll
  J. B. Richey
  Jack Young

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation and Benefits Committee currently consists of three directors (Messrs. Geddes, Young and Hodsoll) and the Stock Option Committee currently consists of three outside directors (Messrs. Hodsoll, Young and Richey). The purpose of the Compensation and Benefits Committee is to determine compensation and benefits for executive officers of the Company (except stock options). The Compensation and Benefits Committee held one meeting during fiscal 1996. The purpose of the Stock Option Committee is to administer the Company's Stock Option Plans and make recommendations to the Board of Directors on the grant of stock options. The Stock Option Committee met three times during fiscal 1996.

Mr. Geddes is Chairman of the Board and Chief Executive Officer.

Mr. Young is a consultant to Kearns & West, a public relations firm retained by the Company periodically. In fiscal 1996, the Company paid $22,563 to this firm for consulting services.

Mr. Richey is an officer and director of Invacare, which owns 1.10 percent of the Company's common stock.

                       Employment Agreements

The Company has entered into Employment Agreements with Messrs. Geddes, Rankin and French pursuant to which each has agreed to serve in his present capacity for a term expiring December 31, 1999. The Employment Agreements provide that Messrs. Geddes, Rankin and French will receive an annual base salary of $172,793, $146,428 and $108,612, respectively. Messrs. Geddes and Rankin also receive the use of an automobile. Messrs. Geddes, Rankin and French may receive bonuses and stock options and were granted 78,000, 127,459 and 94,541 options, respectively, upon execution of the employment agreements.

If employment is terminated by the Company without cause during or after the term of the agreement (after three months' notice) or upon retirement after age 65, the officer shall receive one month's salary for each year of full-time employment, but not less than 12 months salary and not more than 24 months salary. If the officer terminates employment, he shall receive three months salary, unless the Company is in default, which shall be considered termination by the Company without cause. On a termination by the Company following a change of control of the Company, the officer shall have the option of receiving all amounts remaining due in the agreement or twice the payment due on a termination by the Company in the absence of a change of control. If an officer dies during employment, his estate shall receive three months compensation.

The employment agreements further provide that the Company shall maintain at its expense, life insurance coverage on Messrs. Geddes, Rankin and French payable to their designees in an amount equal to three times the annual compensation payable to each executive.

Pursuant to the Employment Agreements, Messrs. Geddes, Rankin and French have agreed to at no time disclose to others any confidential information relating to the business affairs of the Company for any purpose other than the conduct of the Company's business and each has agreed to assign to the Company all right, title and interest in any inventions and patents developed in whole or in part by them, individually or with others, at any time during the term of the Employment Agreements, or six months thereafter, which relate to the business of the Company.

The Employment Agreements further provide that Messrs. Geddes, Rankin and French, for a period of one year after the term of their respective Employment Agreements, will not become affiliated with any person, firm or corporation whose business is similar to or in competition with the Company nor, for a period of one year after such term, induce or attempt to induce any employee of the Company to leave the employ of the Company; nor will they induce or attempt to induce any customer, supplier or licensee to cease doing business with the Company.

                  BOARD OF DIRECTORS COMPENSATION

In fiscal 1993, the Board of Directors of the Company established the Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors which is designed to encourage directors to participate in the ownership of the Company and therefore to more closely align their interests with those of the Company's shareholders. The plan was approved by the Company's shareholders in February 1994. Directors of the Company who are not officers may elect to receive an annual retainer of $12,000 in cash or the grant of options to acquire 16,000 shares of the Company's common stock in accordance with the terms of the Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors, plus reimbursement for ordinar and necessary expenses of attending meetings. In addition, directors upon their initial election to the Board of Directions, are awarded 2,000 shares of the Company's common stock at a purchase price of $0.01 per share. Directors who are full-time officers of the Company are not entitled to additional compensation for their service as directors.

The following table sets forth information concerning remuneration to directors of the Company during fiscal 1996:

                    Number of
                    Securities
                    Underlying                                    Share of
                     Options        Price      Expiration       Common Stock
Name of Director    Granted(3)    Per Share      Date             Awarded

Ray A. Geddes(1)        -             -           -                 -

Frank Hodsoll        16,000        $4.38       3-19-06              -

H. J. Young          16,000        $4.38       3-19-06              -

J. B. Richey(2)         -             -           -                 -

William G. Rankin(1)    -             -           -                 -

Michel A. Bell(3)       -             -           -                 -

(1) Serves without compensation in his capacity as an officer of the Company.

(2) Serves without compensation in his capacity as a representative of Invacare Corporation.

(3) Served without compensation in his capacity as a representative of Alcan until his resignation on September 15, 1996.

All directors who were eligible to receive compensation as a director for the term of service beginning March 20, 1996, elected to receive stock options in lieu of cash payments.

Performance Graph

The following graph represents the yearly percentage change in the cumulative total return on the common stock of Unique Mobility, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from 1991 through 1996:

                            Graph of the following information:
                                       Indexed Returns
                                        Years Ending
                            Base
                           Period
Company/Index              Oct91   Oct92    Oct93    Oct 94    Oct 95    Oct 96
Unique Mobility, Inc.       100    254.78   509.56   326.44    234.84    294.59
Electrical Equipment        100    111.66   136.85   143.87    182.97    271.75
S & P 500 Index             100    109.95   126.39   131.27    165.98    205.97


ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following table shows the ownership of the Company's $0.01 par value common stock by (i) beneficial owners of 5 percent or more of the Company's common stock (ii) each director, (iii) the Chief Executive Officer, (iv) each executive officer whose annual salary and bonus exceeds $100,000 and (v) all directors and executive officers as a group, as of January 24, 1997. Unless otherwise noted, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned:

                                           Number of
                                         Common Shares        Percent of
Name of Shareholder                    Beneficially Owned      Class (1 )

Alcan Aluminum Limited (2)                 1,401,925             11.97%
Adval Limited Partnership (3)                182,379              1.54%
Advent Future Limited Partnership (4)        398,947              3.34%
Adwest Limited Partnership (5)               227,972              1.92%
Advent Performance Materials
  Limited Partnership (6)                    227,973              1.92%
Advent Omnibus Limited Partnership (7)       102,591               .87%
Ray A. Geddes (8)                            874,101              7.13%
William G. Rankin                            573,311              4.67%
Frank Hodsoll                                 50,000               .43%
Jack Young                                    50,000               .40%
J. B. Richey (9)                              47,333                - %

Directors and Executive
  Officers as a Group (6 persons)          1,915,982             14.48%

(1) Calculated separately for each holder on the basis of the actual number of outstanding shares as of January 24, 1997. Assumes that shares issuable upon exercise of options and warrants held by such person (but not by anyone else) and exercisable within 60 days from the date of this document have been issued as of such date.

(2) Alcan's principal executive offices are located at 1188 Sherbrook Street West, Montreal, Quebec, Canada H3A 3G2.

(3) Member of the Advent Group, which beneficially owns 1,139,862 shares (9.21%). Its address is c/o Advent International Corporation, 101 Federal Street, Boston, MA 02110. Includes 105,335 shares issuable upon the exercise of warrants.

(4) Member of The Advent Group, which beneficially owns 1,139,862 shares (9.21%). Its address is c/o Advent International Corporation, 101 Federal Street, Boston MA 02110. Includes 230,412 shares issuable upon the exercise of warrants.

(5) Member of The Advent Group, which owns 1,139,862 shares (9.21%). Its address is c/o Advent International Corporation, 101 Federal Street, Boston, MA 02110. Includes 131,667 shares issuable upon the exercise of warrants.

(6) Member of The Advent Group, which beneficially owns 1,139,862 shares (9.21%). Its address is c/o Advent International Corporation, 101 Federal Street, Boston MA 02110. Includes 131,668 shares issuable upon the exercise of warrants.

(7) Member of The Advent Group, which owns 1,139,862 shares (9.21%). Its address is c/o Advent International Corporation, 101 Federal Street, Boston, MA 02110. Includes 59,251 shares issuable upon the exercise of warrants.

(8) Mr. Geddes' address is 425 Corporate Circle, Golden, Colorado 80401.

(9) Mr. Richey is an affiliate of Invacare Corporation which owns 129,032 shares (1.10%). Mr. Richey disclaims beneficial ownership of Invacare Corporation's shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation" above.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)   1. Financial Statements:

             Independent Auditors' Report.

             Consolidated Balance Sheets, October 31, 1996 and 1995.

             Consolidated Statements of Operations for the years ended
                     October 31, 1996, 1995 and 1994.

              Consolidated Statements of Stockholders' Equity for the years ended October 31, 1996, 1995 and 1994.

              Consolidated Statements of Cash Flows for the years ended
                      October 31, 1996, 1995 and 1994.

              Notes to Consolidated Financial Statements.


             2.  Financial Statement Schedules:

              None.

       (b)   Reports on Form 8-K:

              Report detailing Cooperation Agreement with Northrop Grumman
                Corporation dated March 19, 1996

              Report detailing change in the Company's fiscal year end
                from October 31 to March 31.

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

10.3  Unique Mobility, Inc. 1992 Stock Option Plan.  Reference is made to
      Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-47454), which is incorporated herein by reference.

10.4  Unique Mobility, Inc. Employee Stock Purchase Plan.  Reference is made to
      Exhibit 4.3 to the Company's Registration Statement on Form S-8
      (No. 33-34612), which is incorporated herein by reference.

10.5  401(k) Savings Plan of Unique Mobility, Inc.  Reference is made to Exhibit
      4.3 to the Company's Registration Statement on Form S-8 (No. 33-34613), which is incorporated herein by reference.

10.6 Note and Warrant Purchase Agreement dated March 25, 1992 between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.7 Warrant Agreements dated March 25, 1992 between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.8 Stock Restriction Agreement dated March 25, 1992 between Ray A. Geddes and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to Exhibit 19.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.9 Amendment to Shareholder Agreement dated March 25, 1992 between Unique Mobility, Inc., Ray A. Geddes and Alcan International Limited. Reference is made to Exhibit 19.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

10.10 Unique Building Partners, Ltd. Liability Co. Operating Agreement dated September 16, 1992. Reference is made to Exhibit 10.33 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

10.11 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to Exhibit 10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

10.12 Amended Warrant Agreements between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc.
      Reference is made to exhibits 10.1 through 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993, (No. 0-9146) which is incorporated herein by reference.

10.13 Registration agreement between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993, which is incorporated herein by reference.

10.14 Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.15 Warrant Agreement with Arnhold and S. Bleichroeder, Inc. Reference is made to Exhibit 10.41 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.16 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.17 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.18 Amendment to the 401(k) Savings Plan of Unique Mobility, Inc. dated January 18, 1995. Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.19 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. dated December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.20 Stock Purchase Agreement by and among Unique Mobility, Inc. and Invacare Corporation dated December 7, 1995. Reference is made to exhibit 10.36 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, (No. 1-10869)which is incorporated herein for reference.

10.21 Amendment to the Stock Purchase Agreement by and among Unique Mobility Inc. and Invacare Corporation. Referenced is made to exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, (No. 0-9146) which is incorporated herein by reference.

23    Consent of KPMG Peat Marwick LLP.

27    Financial Data Schedule

    (d) Financial Statement Schedules

       None.

                              SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 28th day of January, 1997.

                       UNIQUE MOBILITY, INC.,
                       a Colorado Corporation

                    By: "Ray A. Geddes"
                        Ray A. Geddes, Chairman of
                         the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Unique Mobility, Inc., in the capacities indicted and on the date indicated.

Signature                            Title                           Date


                         Chairman of the Board of Directors
"Ray A. Geddes"          (Principal Executive Officer)         January 28, 1997
 Ray A. Geddes

                         Treasurer and Controller
                         (Principal Financial and
"Donald A. French"       Accounting Officer)                   January 28, 1997
 Donald A. French


"William G. Rankin"      President and Director                January 28, 1997
 William G. Rankin


"Francis S.M. Hodsoll"   Director                              January 27, 1997
 Francis S.M. Hodsoll


"H. J. Young"            Director                              January 27, 1997
 H. J. Young


"J. B. Richey"           Director                              January 27, 1997
 J. B. Richey