Form 10-QT
period 1997-01-31
UNIQUE MOBILITY INC
filed 1997-03-17
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON,  D.C.  20549

                               FORM 10-Q

       [ ]     Quarterly report pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

       [X]     Transition Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 1997

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




 (Registrant's telephone number, including area code) (303) 278-2002




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at March 11, 1997 was 13,081,603.
                 PART I - FINANCIAL INFORMATION


             UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets



                                                     January 31,   October 31
Assets                                                  1997          1996
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                         $ 1,082,582   3,230,246
   Accounts receivable (note 9)                          639,486     569,562
   Costs and estimated earnings in excess of
    billings on uncompleted contracts (note 3)           268,593     179,483
   Inventories (note 4)                                  378,272     408,145
   Prepaid expenses                                      153,913      37,848
   Other current assets                                   19,447      28,177
      Total current assets                             2,542,293   4,453,461

Property and equipment, at cost:
   Land                                                  335,500     335,500
   Building                                            1,438,090   1,364,500
   Molds                                                 102,113     102,113
   Transportation equipment                              258,675     258,675
   Machinery and equipment                             1,935,400   1,918,128
                                                       4,069,778   3,978,916
   Less accumulated depreciation                     (1,707,973)  (1,613,786)

     Net property and equipment                        2,361,805   2,365,130

Investment in Taiwan joint venture (note 5)            2,695,379   1,366,540

Patent and trademark costs, net of accumulated
   amortization of $43,724 and $40,030                   530,250     519,966

Other assets                                               5,233       7,552


                                                     $ 8,134,960   8,712,649




                                                          (Continued)

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets, Continued



                                                     January 31,   October 31,
Liabilities and Stockholders' Equity                    1997           1996
                                                     (unaudited)
Current liabilities:
   Accounts payable                                  $   209,528     121,790
   Note payable to Taiwan joint venture                1,350,472   1,375,121
   Other current liabilities (note 6)                    292,341     400,574
   Current portion of long-term debt                     124,004      61,094
   Billings in excess of costs and estimated earnings
     on uncompleted contracts (note 3)                   145,951      25,685

       Total current liabilities                       2,122,296   1,984,264

Long-term debt, less current portion                     734,377     744,389

       Total liabilities                               2,856,673   2,728,653

Minority interest in consolidated subsidiary             390,514     391,120

Stockholders' equity (notes 7 and 11):
      Common stock, $.01 par value, 50,000,000 shares
        authorized; 11,772,315 and 11,751,365
        shares issued                                    117,723     117,514
   Additional paid-in capital                         23,040,409  23,021,339
   Accumulated deficit                               (18,035,564)(17,331,279)
   Notes receivable from officers                        (83,646)    (65,816)
   Cumulative translation adjustment                     (23,297)    (21,030)
   Treasury stock at cost, 39,341 shares                (127,852)   (127,852)

       Total stockholders' equity                      4,887,773   5,592,876

Commitments (notes 5 and 10)





                                                     $ 8,134,960  8,712,649


See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)



                                                    Quarter Ended January 31,
                                                        1997        1996
Revenue:
   Contract services (note 9)                       $    417,275   188,679
   Product sales                                          74,790   115,633
                                                         492,065   304,312
Operating costs and expenses:
   Costs of revenue                                      405,579   344,165
   Research and development                              333,550   286,947
   General and administrative                            275,544   318,550
   Depreciation and amortization                          99,201    92,886
   Royalty                                                 2,376     1,417
                                                       1,116,250 1,043,965

      Operating loss                                   (624,185)  (739,653)

Other income (expense):
   Minority interest share of earnings of
     consolidated subsidiary                            (16,231)   (17,147)
   Interest income                                       27,230     25,703
   Interest expense                                     (61,920)   (55,574)
    Equity in loss of Taiwan joint venture (note 5)     (16,773)    (8,885)
   Other                                                (12,406)       186
                                                        (80,100)   (55,717)
      Net loss                                      $  (704,285)   795,370)

      Net loss per common share                     $    (.06)      (.07)

Weighted average number of shares of common
   stock outstanding (note 8)                        11,755,692 10,609,761




See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (unaudited)



                                                    Quarter Ended January 31,
                                                         1997       1996
Cash flows from (used by) operating activities:
   Net loss                                            (704,285)  (795,370)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
       Depreciation and amortization                     99,201     92,886
       Minority interest share of earnings of
         consolidated subsidiary                         16,231     17,148
       Noncash compensation expense for common stock
         issued for services                              1,449      3,750
       Equity in loss of Taiwan joint venture            16,773      8,885
       Gain on sale of property and equipment              -          (411)
       Other                                              9,381         -
       Change in operating assets and liabilities:
          Accounts receivable and costs and estimated
            earnings in excess of billings on
            uncompleted contracts                      (159,034)   129,771
          Inventories                                    29,873     59,961
          Prepaid expenses and other current assets    (107,335)   (99,575)
          Accounts payable and other current
             liabilities                                (20,495)    91,545
          Billings in excess of costs and estimated
            earnings on uncompleted contracts           120,266      -

       Net cash used by operating activities           (697,975)  (491,410)

Cash from (used by) investing activities:
   Acquisition of property and equipment                (90,862)   (12,497)
   Increase in patent and trademark costs               (13,979)   (13,223)
   Proceeds from sale of property and equipment            -         3,094

       Net cash used by investing activities           (104,841)   (22,626)




(Continued)

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows, Continued
                          (unaudited)



                                                    Quarter Ended January 31,
                                                          1997       1996
Cash flows provided (used) by financing activities:
Proceeds from borrowings                                 94,330         -
Repayment of debt                                       (41,432)     (18,844)
Repayment of note payable to Taiwan joint
  venture participant                                (1,380,909)        -
Proceeds from sale of common stock, net                    -         500,000
Issuance of common stock under employee stock
purchase plan                                              -           2,693
   Distribution paid to holders of minority interest    (16,837)     (16,837)

Net cash provided (used) by financing activities     (1,344,848)     467,012

Decrease in cash and cash equivalents                (2,147,664)     (47,024)

Cash and cash equivalents at beginning of quarter     3,230,246    1,796,392

Cash and cash equivalents at end of quarter         $ 1,082,582    1,749,368

Interest paid in cash during quarter                $   261,164       20,750




Non-cash investing and financing transactions:

In December 1996, the Company financed its additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,347,879 (see note 5).

In accordance with the provisions of the Company's stock options plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. In the first quarter of fiscal 1997 and 1996, the Company issued 20,105 and 13,395 shares of common stock with an aggregate exercise price of $17,830 and $13,395, respectively, for which the Company received promissory notes for the same amount.

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

(2) Certain fiscal 1996 amounts have been reclassified for comparative purposes.

(3) The estimated period to complete contracts in process ranged from one to sixteen months at January 31, 1997, and from one to eight months at October 31, 1996. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. Contracts in process consist of the following:

                                         January 31, 1997  October 31, 1996
                                           (unaudited)
    Costs incurred on uncompleted
       contracts                          $ 1,394,723         1,081,352
    Estimated earnings                        695,752           596,765
                                            2,090,475         1,678,117

    Less billings to date                   1,967,833         1,524,319

                                          $   122,642           153,798

    Included in the accompanying
      balance sheets as follows:
         Costs and estimated earnings
           in excess of billings on
            uncompleted contracts         $   268,593           179,483
         Billings in excess of costs
            estimated earnings on
            uncompleted contracts            (145,951)          (25,685)

                                          $   122,642           153,798


(4) Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of materials, direct labor and production overhead. Inventories consist of the following:

                                      January 31, 1997   October 31, 1996
                                          (unaudited)

     Raw materials                         $ 235,353           273,527

     Work in process                          80,364            55,996

     Finished products                        62,555            78,622
                                           $ 378,272           408,145

              UNIQUE MOBILITY, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued
                           (unaudited)


(5) On January 29, 1994, the Company, Kwang Yang Motor Co. Ltd. ("KYMCO"), and Turn Luckily Technology Co. Ltd. ("TLT"), entered into a joint venture agreement (the "Joint Venture Agreement") providing for the formation, funding, and operation of Taiwan UQM Electric Company, Ltd., a company organized under the laws of the Republic of China ("Taiwan UQM"). Taiwan UQM was incorporated in April 1995.

     In 1994, the Company purchased 39 percent of the initial equity capital of Taiwan UQM and agreed to invest 39 percent of any additional capital calls. Pursuant to the Joint Venture Agreement, the venturers are required to invest additional funds in Taiwan UQM, as the board of directors of Taiwan UQM by unanimous vote determines to be required.

     In November 1996, the Board of Directors of Taiwan UQM resolved to make an additional capital call on all joint venture partners due December 1, 1996. The Company's additional capital call obligation approximates $1.35 million as of January 31, 1997. The Company has reached an agreement with the joint venture partners to meet this call obligation by paying 50 percent of the obligation by March 1, 1997, and the remaining 50 percent by June 1, 1997. The Company will pay interest at 10 percent per annum to Taiwan UQM on the outstanding capital call obligation. It is the intent of management of the Company to maintain the Company's equity interest in Taiwan UQM at 39 percent. The additional capital call obligation has been accounted for as a financing arrangement. Accordingly, for financial reporting purposes, the Company recorded $1,347,879 as an addition to its investment in the joint venture and as a note payable to the joint venture. The note payable remained outstanding at January 31, 1997, with the increase in its recorded value to $1,350,472 due to exchange rate fluctuations.

     Summarized unaudited financial information for Taiwan UQM is as follows:

     Financial Position                 January 31, 1997   October 31, 1996

     Current assets                       $ 2,166,393             330,826
     Noncurrent assets:
        Property and equipment-net          4,956,687           3,160,467
        Other                                 141,474              35,833

             Total assets                   7,264,554           3,527,126

     Current liabilities                      350,850              19,816
     Noncurrent liabilities                     2,476               3,361
     Stockholders' equity                   6,911,228           3,503,949

             Total liabilities
               and equity                 $ 7,264,554           3,527,126

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements, Continued
                             (unaudited)


                                         Quarter Ended      Quarter Ended
     Results of Operations              January 31, 1997  January 31, 1996

     Revenue                             $      -                  -
     Expenses                                 43,008             22,782

     Net loss                            $   (43,008)           (22,782)

(6) The following table summarizes the composition of the Company's other current liabilities:

                                       January 31, 1997   October 31, 1996
                                           (unaudited)

     Accrued interest                      $  29,078           214,002

     Accrued legal and accounting fees        70,254            45,237

     Accrued payroll, consulting,
        personal property and real
        estate taxes                          45,529            52,585

     Other                                   147,480            88,750
                                           $ 292,341           400,574

     (7) The Company has reserved 4,104,000 shares of common stock for key employees, consultants, and key suppliers under its Incentive and Non-Qualified Option plans. Options become exercisable as determined by the Board of Directors and expire within 10 years from the date of grant. The maximum number of shares that may be granted to any eligible employee during the term of the Plan is 500,000 shares.
          The options require holders to abide by certain Company policies on the trading of Company's common stock.

     The following table summarizes activity under the plans:

                                           Shares Under    Per Share
                                              Option      Option Price

     Outstanding at October 31, 1995        1,852,232     $ .50 - 8.13
     Granted                                  590,000      4.13 - 4.75
     Exercised                               (100,542)      .50 - 3.50
     Forfeited                               (315,978)     3.50 - 8.13

     Outstanding at October 31, 1996        2,025,712       .50 - 8.13
     Granted                                  500,000             3.31
     Exercised                                (20,105)      .75 - 1.00
     Forfeited                                   -

     Outstanding at January 31, 1997        2,505,607       .50 - 8.13

     Exercisable at January 31, 1997        1,606,715

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

     The following table summarizes activity under the plan:

                                           Shares Under   Per Share
                                              Option    Exercise Price

     Outstanding at October 31, 1995          109,333   $ 5.00 - 6.25
     Granted                                   32,000            4.38

     Outstanding at October 31, 1996          141,333     4.38 - 6.25
     Granted                                     -

     Outstanding at January 31, 1997          141,333     4.38 - 6.25

     Exercisable at January 31, 1997           56,889

     In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower $2.40 per share or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at January 31, 1997.

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at $6.00 per share and expire January 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at January 31, 1997.

     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at January 31, 1997.

     In connection with the first 1996 common stock issuance, the placement agent was issued warrants expiring February 1999 to acquire 50,000 shares of the Company's common stock at $4.75 per share. All of these warrants remain outstanding at January 31, 1997.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
                              (unaudited)

     In connection with the second 1996 common stock issuance, an investor was issued warrants expiring May 1998, to acquire 38,100 shares of the Company's common stock at $5.00 per share. All of these warrants remain outstanding at January 31, 1997.

     In connection with the third 1996 common stock issuance, the placement agent was issued warrants expiring September 1999 to acquire 50,000 shares of the Company's common stock at $4.25 per share. All of these warrants remain outstanding at January 31, 1997.

(8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the first quarter of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

(9) The Company has historically derived significant revenue from contract services from a few key customers. For the first quarter of fiscal 1997, the Company derived $244,588 of contract services revenue from two customers, representing 59 percent of revenue earned from contract services. These two customers also represented 61 percent of the total accounts receivable balance at January 31, 1997. For the quarter ended January 31, 1996, the Company derived $170,633 of contract services revenue from three customers, representing 90 percent of revenue earned from contract services. These three customers also represented 56 percent of the total accounts receivable balance at January 31, 1996.

(10) The Company has entered into employment agreements with three of its officers which expire December 31, 1999. The aggregate annual future compensation under these agreements through the expiration date is $1,247,847.

(11) In March 1997, the Company completed the placement of 1,289,288 shares of its $0.01 par value common stock at $3.50 per share pursuant to offerings under Regulation S and Regulation D. Net proceeds to the Company amounted to $4,241,758.

     In connection with the offering, the placement agents were issued warrants to acquire 225,625 shares of the Company's stock at $3.50 per share and warrants to acquire 50,000 shares of common stock at $4.20 per share. The warrants expire in March 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

The Company has changed its fiscal year end from October 31 to March 31. This change results in a five month transition period for financial reporting purposes which commenced on November 1, 1996 and ends on March 31, 1997.
This Report covers the quarterly period from November 1, 1996 through January 31, 1997. This quarterly report will be followed by a transition period report on Form 10-K for the five month period ending March 31, 1997.

Financial Condition

The Company's financial condition remained satisfactory throughout the quarter although liquidity during the quarter decreased due to the investment of $1.4 million of available cash resources in its Taiwan based joint venture company. Cash and cash equivalents declined $2,147,664 to $1,082,582 at January 31, 1997 from $3,230,246 at October 31, 1996 and working capital ( the excess of current assets over current liabilities) declined from $2,469,197 at the beginning of the quarter to $419,997 at the end of the quarter.

Accounts receivable rose to $639,486 at January 31, 1997 from $569,562 at October 31, 1996 reflecting slower than expected collection on certain international trade receivables.

Costs and estimated earnings on uncompleted contracts rose $89,110 to $268,593 at the end of the first quarter due to milestone billing arrangements on certain commercial and government projects.

Raw material and finished product inventories declined while work in process inventory rose during the quarter resulting in an overall decline in inventory levels from $408,145 at the beginning of the quarter to $378,272 at January 31, 1997. The decrease in raw material and finished products inventories is attributable to transfers to work in process and product sales, respectively, during the quarter.

During the first quarter of fiscal 1997 the Company invested $90,862 for the acquisition of property and equipment and $13,979 in the prosecution of its trademarks and patent applications throughout the world. Capital expenditures during the quarter were primarily directed toward improvements to the Company's Golden, Colorado facility.

Investment in Taiwan joint venture rose to $2,695,379 at January 31, 1997 compared to $1,366,540 at October 31, 1996 reflecting the recording of future capital call obligations associated with Taiwan UQM. See also "Liquidity and Capital Resources" below.

Accounts payable rose to $209,528 at the end of the first quarter compared to $121,790 at fiscal 1996 year end. The increase is primarily attributable to increased component purchases for an internally funded development program throughout the quarter.

Note payable to Taiwan joint venture was $1,350,472 at January 31, 1997 compared to $1,375,121 at October 31, 1996. In November 1996 the Company exercised its option and subsequently tendered cash in the amount of $1,380,909 to a joint venture participant. The exercise of the option to repurchase the shares and the payment of the amount due allowed the Company to maintain its 39 percent equity interest in Taiwan UQM. Also in November, 1996 the board of directors of Taiwan UQM venture issued an additional capital call to the Company in the amount of NT$37,050,000 (U.S.D. $1,350,472 at January 31, 1997) which is due in two equal installments on March 1, 1997 and June 1, 1997 plus accrued interest of 10 percent per annum from December 1, 1996 until the date of payment.

Other current liabilities declined to $292,341 at the end of the first quarter compared to $400,574 at fiscal 1996 year end. The decrease was primarily attributable to the payment of accrued interest arising on the note payable to Taiwan UQM which was paid in December of 1996.

Billings in excess of costs and estimated earnings on uncompleted contracts rose to $145,951 at January 31, 1997 from $25,685 at October 31, 1996 due to billings in advance of the performance of the associated work on certain sponsored development programs.

Long-term debt declined $10,012 during the first quarter due to scheduled principal payments on the mortgage debt associated with the Company's facility.

Common stock and additional paid-in capital increased to $117,723 and $23,040,409 at January 31, 1997, respectively, compared to $117,514 and $23,021,339 at October 31, 1996. The increases were due to the issuance of common stock upon the exercise of stock options by employees and consultants of the company and the issuance of common stock to a consulting firm for services.

Results of Operations

Operations for the quarter ended January 31, 1997, resulted in a net loss of $704,285 or $0.06 per share compared to a net loss of $795,370 or $0.07 per share for the comparable quarter last year.

Revenue derived from contract services was $417,275 for the fiscal 1997 first quarter versus $188,679 for the comparable prior year quarter. The increase is attributable to increased levels of sponsored development activities.

Product sales declined to $74,790 during the first quarter of fiscal 1997 from $115,633 for the prior year quarter. The decrease is primarily attributable to decreased product sales to the solar racing market.

Gross profit margins for the first quarter of fiscal 1997 rose to 17.6 percent compared to a negative margin of 13.1 percent for the first quarter of fiscal 1996. The improvement in margins is attributable to improved absorption of overhead costs.

Research and development expenditures during the first quarter of fiscal 1997 rose $46,603 to $333,550 compared to $286,947 for the comparable period last year. The increase is attributable primarily to production and facilitization engineering activities associated with the planned launch of volume manufacturing operations for Invacare.

General and administrative expenses for the quarter ended January 31, 1997 declined to $275,544 from the prior year level of $318,550 due to lower levels of consulting, legal and travel costs.

Depreciation and amortization expense increased to $99,201 compared to $92,886 in the prior year quarter. The increase is due to depreciation on higher levels of property and equipment and the amortization of intellectual property in an expanded number of countries.

Equity in loss of Taiwan joint venture rose to $16,773 for the quarter ended January 31, 1997 compared to $8,885 during the comparable quarter last year. The increase is attributable to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter of fiscal 1997 were adequate to meet operating needs.Net cash used by operating activities rose to $697,975 during the first quarter of fiscal 1997, compared to $491,410 in the comparable prior year quarter, due primarily to higher levels of accounts receivable and other current assets. Cash requirements during the quarter were funded primarily from existing cash balances.

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

On March 12, 1997 the Company completed the placement of 1,289,288 shares of its common stock with various institutional investors and an individual investor in Europe and Canada in offerings under Regulation S and Regulation D of the Securities and Exchange Act. The common stock was sold at $3.50 per share which was the average closing price of the common stock on the American Stock Exchange for the ten days prior to the pricing date of February 24, 1997. Net proceeds to the Company after deducting placement agent fees of $270,750 was $4,241,758.

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

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto is NT$37,050,000 (US$1,350,472 as of January 31, 1997), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation is due and payable in two equal installments on March 1, 1997 and June 1, 1997. At the date of this report the ompany has not yet funded its March 1, 1997 capital call obligation, although it anticipates doing so in the next several weeks from existing cash balances.

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare, should Invacare elect to purchase motors from the Company. Anticipated capital expenditures for production tooling and fixtures, production machinery, equipment, computer hardware and software are expected to exceed $1.5 million. There can be no assurance, however, that the Company will launch volume manufacturin operations for Invacare or others. The Company expects to fund any such investment requirements from existing cash balances and bank facilities.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

     10.1 Employment Agreement with Ray A. Geddes.

     10.2 Amendment to 401 (k) Savings Plan of Unique Mobility, Inc.

     10.3 Amendment to the Unique Mobility, Inc. 1992 Stock Option Plan

     27   Financial Data Schedule

    (b)   Reports on Form 8-K

          Current Report dated March 13, 1997 regarding completion of offerings of common stock pursuant to Regulation S and Regulation D.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Unique Mobility, Inc.
                                           Registrant

     Date:  March 15, 1997                 By:/s/ Donald A. French
                                              Donald A. French
                                              Treasurer and Controller
                                              (Principal Financial and
                                              Accounting Officer)