Form 10-K/A
period 1996-10-31
UNIQUE MOBILITY INC
filed 1997-06-17
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

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


     Phase I: Entry of electric vehicles into limited early markets, primarily fleets; time `frame 1996-1998 with production of low thousands of units over the period.


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


Backlog


At January 28, 1997, the Company had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $2,750,000. Of this amount, the Company expects to complete approximately $700,000 of these service contracts during the five month transition period ending March 31, 1997 and the balance during the fiscal year ending March 31, 1998. All such contracts are subject to amendment, modification or cancellation. At October 31, 1995, the Company had unperformed service contracts from customers of approximately $637,000.


In addition, the Company had an order backlog for motors and electronic controls at January 28, 1997, with an aggregate sales value of approximately $70,000. The Company expects to ship backlog products during the transition period ending March 31, 1997. At October 31, 1995, the Company had an order backlog for motors and electronic controls of approximately $14,000.



Customers and Suppliers


The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived and the percentage of total contract services revenue is summarized in the following table:

                                    Year ended October 31,
                               1996        1995        1994
Ford Motor Company,            $378,640    $1,720,347  $316,740
Kwang Yang Motor Co., Ltd.      202,343       880,420   369,595
Pentastar Electronics, Inc.     194,600
Hyundai Motor Company           135,950
Naval Air Systems Command                      657,330
Walt Disney Imagineering                                280,469
                                911,533      3,258,097  966,831
Percentage of total contract
 services revenue                 63%            81%      59%

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

The Company has changed its fiscal year end from October 31 to March 31. This change results in a five month transition period for financial reporting purposes commencing on November 1, 1996, and ending on March 31, 1997. During the transition period the Company will report on operations for the quarter ended January 31, 1997, through the filing of a quarterly report on Form 10-Q. This will be followed by a transition period report on Form 10-K for the five month period ended March 31, 1997. The Company will also defer its annual meeting of shareholders until the summer of 1997 in order to conform the meeting date to the new fiscal year end. Relevant information normally contained in the Company's year end proxy statement may be found in Part III of this Form 10-K below.

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

Accounts receivable rose to $569,562 at October 31, 1996, compared to $337,849 at the prior year end, reflecting slower than expected collection on certain commercial and government accounts. As a result, the accounts receivable balance at fiscal 1996 year end represented approximately
102 days revenue compared to an average accounts receivable balance of approximately 87 days revenue throughout fiscal 1996. Despite the increase in revenue days outstanding, management believes the amounts outstanding at October 31, 1996 are collectible and that no allowance for doubtful accounts is necessary.


Costs and estimated earnings on uncompleted contracts declined $82,931 to $179,483 from the fiscal 1995 year end level of $262,414. The decline was due to accelerated billings on certain commercial contracts. Estimated earnings on contracts in process rose to $596,765 at October 31, 1996 on total contracts in process of $1,678,117 compared to estimated earnings on contracts in process of $272,851 on total contracts in process of $1,177,785 at October 31, 1995. This increase is attributable to the performance of substantially all fiscal 1996 contracts within budget and anticipated margins compared to cost overruns on three out of nine programs in fiscal 1995 with aggregate cost overruns of $71,777 representing approximately 19.7 percent of the contract value of the overrun programs.

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

Revenue derived from contract services in fiscal 1996 declined 64 percent or $2,595,467 from the fiscal 1995 level, and 13 percent or $206,719 from the fiscal 1994 level. The decrease in revenue from fiscal 1995 was attributable principally to a reduced level of work performed for Ford Motor Company and the U.S. Department of Energy which accounted for $1,526,445 or 59 percent of the decrease in revenue. The decrease in revenue from fiscal 1994 was also primarily attributable to a reduced level of work performed under the product development agreement with KYMCO which accounted for $167,252 or 81 percent of the decrease in revenue.

Product sales during fiscal 1996 declined 13 percent from the fiscal 1995 level and 14 percent from the fiscal 1994 level. The decrease is attributable to price reductions on the Company's high voltage prototype products and decreased sales to the solar racing market.

Gross profit margins for fiscal 1996 declined to 20.9 percent compared to 31.7 percent for fiscal 1995 and were 6.6 percent higher than the fiscal 1994 margin of 14.3 percent. The fiscal 1996 decline is attributable to price reductions in the Company's high voltage product line and decreased absorption of overhead costs on sponsored development contracts. Gross profit on contract services was 25.4 percent for fiscal 1996 compared to 34.2 percent in fiscal 1995 and 12.3 percent in fiscal 1994. Gross profit on product sales was 9.9 percent for fiscal 1996 compared to 17.5 percent in fiscal 1995 and
18.7 percent in fiscal 1994.


Research and development expenditures in fiscal 1996 rose $335,843 over the fiscal 1995 level and declined $459,671 from the amount expended during fiscal 1994. The fiscal 1996 increase is attributable primarily to production and facilitization engineering activities associated with the planned launch of volume manufacturing operations for Invacare which accounted for approximately $745,000 or 48 percent of internally-funded research and development expenditures. The decrease from fiscal 1994 expenditures is attributable to a decline in "cost sharing" development contracts which amounted to approximately $420,000 in fiscal 1996 compared to $695,000 for fiscal 1994.


General and administrative expense for fiscal 1996 rose $185,417 over the fiscal 1995 level and declined $173,705 from the amount expended in fiscal 1994. The fiscal 1996 increase was primarily attributable to higher levels of professional services costs ($20,369), commission expenses associated with the sublease of a portion of the Company's facility ($53,483), and an adverse arbitration award ($41,945). The decrease from the fiscal 1994 expenditure level was primarily attributable to lower levels of legal expenses ($56,952) and reduced staffing of administrative functions ($62,535). During the second quarter of fiscal 1996 an arbitrator awarded compensation and legal fees to a consultant of the Company for work the consultant asserted was performed at the Company's request on its contract with Ford Motor Company and the U.S. Department of Energy. The Company was unable to secure reimbursement of the consultant's costs under the Ford/DOE contract and therefore recorded such costs as general and administrative expense including the legal costs of the arbitration proceeding. The foregoing award represented a complete settlement of all claims by the consultant against the Company.


Depreciation and amortization expense increased to $375,590 during fiscal 1996. The increase reflects depreciation of a commercial vehicle owned and leased by the Company's leasing subsidiary and the amortization of intellectual property in an expanded number of countries. UQM Leasing, Inc. provides leases on the Company's products to qualified customers to facilitate the purchase of such products. To date, its operations have been limited to providing lease financing on a prototype vehicle with annual lease payments of $48,000 per year. The operations of UQM Leasing, Inc. are immaterial to the Company's overall operations and as a result the Company has elected to omit the more expansive disclosures of leasing operations required by generally accepted accounting principles.

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

Other income rose to $43,643 in fiscal 1996 primarily as a result of a gain on the sale of real estate held for investment ($38,124) and foreign currency exchange gains ($5,700).

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

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare, should Invacare elect to purchase motors from the Company. Anticipated capital expenditures for production tooling and fixtures, production machinery, equipment, computer hardware and software are expected to exceed $1.5 million. There can be no assurance, however, that the Company will launch volume manufacturing operations for Invacare or others. The Company does not currently possess sufficient cash to make the capital investment necessary to launch manufacturing operations and there can be no assurance that the Company can obtain the capital it requires on terms acceptable to the Company. The Company has cash sufficient to fund non-manufacturing operations through July 31, 1997.
The Company hopes to meet its future cash requirements for Taiwan UQM, the launch of manufacturing operations and non-manufacturing operations through sponsored research and development activities, the issuance of equity or debt securities, or a combination thereof, although there can be no assurance that such sponsorship or financing can be arranged.

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES


Consolidated Statements of Operations


Years Ended October 31, 1996, 1995 and 1994



                                           1996          1995          1994
Revenue:
   Contract services (note 12)         $  1,436,484     4,031,951    1,643,203
   Product sales                            611,213       701,700      708,917
                                          2,047,697     4,733,651    2,352,120


Operating costs and expenses:

   Costs of contract services             1,070,224     2,653,771    1,440,374
   Costs of product sales                   550,519       579,015      576,540

   Research and development               1,628,646     1,292,803    2,088,317
   General and administration             1,157,827       972,410    1,331,532
   Depreciation and amortization            375,590       346,567      271,772
   Royalty (note 11)                          9,497        23,423       11,458
                                          4,792,303     5,867,989    5,719,993


       Operating loss                    (2,744,606)   (1,134,338)  (3,367,873)


Other income (expense):
   Minority interest share of earnings of
      consolidated subsidiary               (69,400)      (64,627)     (69,517)
   Interest income                          113,582        50,890       98,228
   Interest expense                        (202,798)     (177,051)     (73,813)
   Equity in loss of Taiwan joint
      venture (note 5)                      (45,164)      (11,952)      (3,888)
   Other                                     43,643         6,645       21,507
                                           (160,137)     (196,095)     (27,483)


       Net loss                        $ (2,904,743)   (1,330,433)  (3,395,356)


       Net loss per common share           $(.26)         (.13)        (.35)


Weighted average number of shares of
  common stock outstanding               11,021,742    10,090,778    9,763,391



See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES


Consolidated Statements of Stockholders' Equity


Years Ended October 31, 1996, 1995 and 1994

                                                                                                       Notes

                                               Number of          Additional  Cumulative  Accumu-   receivable          Total
                                                shares    Common    paid-in   translation  lated     due from  Treasury stockholders
                                                issued     stock    capital   adjustment  deficit    officers  stock     equity
Balances at October 31, 1993                  9,461,385 $  94,614 15,557,205     -       (9,700,747) (31,944) (41,823)  5,877,305


Issuance of common stock upon exercise
    of Alcan preemptive right (note 9)          111,395     1,114     199,397     -         -           -        -         200,511
Issuance of common stock upon exercise
    of underwriter warrants (note 10)            20,000       200      46,400     -         -           -        -          46,600
Issuance of common stock upon exercise
    of employee options                         325,133     3,251     936,996     -         -         (18,727) (53,649)    867,871
Issuance of common stock for directors'
    compensation                                 6,000        60      42,490     -         -           -        -          42,550
Issuance of common stock under
    employee stock purchase plan                 1,632        16       8,507     -         -           -        -           8,523
Net loss                                         -            -        -         -     (3,395,356)     -        -      (3,395,356)
Balances at October 31, 1994                 9,925,545    99,255  16,790,995     -    (13,096,103)   (50,671)  (95,472) 3,648,004


Issuance of common stock in private
     offerings, net of offering costs
     of $141,446 (note 9)                      581,111     5,812   1,944,742     -         -           -        -       1,950,554
Issuance of common stock upon exercise of
     employee options                           64,786       648      99,628     -         -          (1,750)  (22,130)    76,396
Issuance of common stock under employee stock
     purchase plan                                 511         5       2,521     -         -           -         -          2,526
Issuance of warrants for services (note 10)      -            -       50,000     -         -           -         -         50,000
Net loss                                         -            -        -         -     (1,330,433)     -     (1,330,433)


Balances at October 31, 1995                10,571,953   105,720  18,887,886     -    (14,426,536)   (52,421)  (117,602)4,397,047


Issuance of common stock in private
     offerings, net of offering costs
     of $247,309 (note 9)                    1,057,708    10,577   3,898,802     -         -           -         -      3,909,379
Issuance of common stock upon exercise of
     employee options                          100,542     1,005     153,205     -         -         (13,395)   (10,250)  130,565
Issuance of common stock under employee  stock
     purchase plan                               6,668        67      20,200     -         -           -          -        20,267
Issuance of common stock for services           14,494       145      61,246     -         -           -          -        61,391
Cumulative translation adjustment                -            -        -       (21,030)    -           -          -       (21,030)
Net loss                                         -            -        -         -      (2,904,743)    -          -    (2,904,743)


Balances at October 31, 1996                11,751,365 $ 117,514  23,021,339   (21,030)(17,331,279)  (65,816)  (127,852)5,592,876


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


          The minority interests as of October 31, 1996 and 1995, consisted of the other stockholders' ownership interests in a subsidiary of the Company. See Note 4.


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


      (i) Contract Services Revenue and Cost Recognition


          Revenue relating to service contracts, the terms of which is one year or less, is recognized using the completed-contract method. Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage-of-completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs.

          Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined.

          Contract costs include all direct materials, subcontract and labor costs. General and administrative costs and other indirect costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

          The aggregate of costs incurred and estimated earnings recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings on uncompleted contracts in excess of costs incurred and estimated earnings is shown as a current liability.

          Revenue relating to cost-plus type contracts is recognized as costs are incurred. Revenue relating to milestone billing contracts is recognized upon completion of the various stages (milestones) of the project, based upon the contractual amounts.


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


 (4)  Limited Liability Company


      In September 1992, the Company and a private investor formed a Colorado limited liability company to acquire, own, and maintain a 40,000 square-foot facility in Golden, Colorado, and the surrounding land.
      This   facility   serves  as  the  Company's   corporate   headquarters.
      Ownership in this limited liability company is divided equally between the Company and the private investor. However, the Company is deemed to have a controlling interest in the limited liability company by virtue of the operating agreement which authorizes the Company to make all decisions with respect to the business of the limited liability company, Subject only to certain protective rights of the private investor, and by virtue of the lease agreement with the limited liability company covering the entire facility. The limited liability company is, therefore, accounted for as a consolidated subsidiary. Minority interest in consolidated subsidiary represents the private investor's allocable portion of the equity of the consolidated subsidiary.

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


                                                        $ 805,483


 (8)  Income Taxes


     Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the US federal income tax rate of 34% as a result of the following:

	                               Year Ended October 31
	                        1996	      1995	      1994

Computed expected tax benefit   $(987,613)    (452,347)	      (1,154,421)
Increase (decrease) in taxes
    resulting from:
	Increase in valuation
        allowance for net
        deferred tax assets	  985,132      450,383         1,142,656
	Other, net		    2,481        1,964            11,765

Income tax benefit		$     - 	   - 		    -


The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
	                                                 October 31
	                                              1996	1995
Deferred tax assets -
    Research and development credit
    carryforwards                             $    179,965	   179,965
    Net operating loss carryforwards   		15,650,685	12,753,240
		Total deferred tax assets	15,830,650	12,933,205
Less valuation allowance	        	15,830,650	12,933,205

		Deferred tax assets,
                  net of valuation allowance	$      -   	    -



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


Private Placement

During fiscal 1995, the Company completed three private placements of common stock with institutions outside of the United States. In total, 581,111 shares of common stock at $3.60 per share were privately placed, with offering costs of $141,446.

During fiscal 1996, the Company completed nine private placements of common stock with institutional and private investors outside of the United States. In total 928,676 shares were placed at between $3.30 and $4.75 per share.
In addition, 129,032 shares of common stock were sold to Invacare Corporation in a private placement, at $3.88 per share.

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


      In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share, being the market value of the Company's stock at the time of issuance or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at October 31, 1996.


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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES


Notes to Consolidated Financial Statements, Continued





      at the then  current  fair market  value of the  Company's  common stock with otherwise identical terms. On April 18, 1994, the warrants were redeemed in accordance with the above provision for a like number of warrants which are exercisable at a price of $6.00 per share, the market price of the common stock of the Company at the date of redemption.
      The warrants   contain   transfer   restrictions   and  provisions  for
      the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at October 31, 1996.
      The estimated fair value of the warrants issued of $50,000 was recorded as compensation for the investment banking services rendered in 1995.


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


(11)  Alcan Agreements


      The Company had previously entered into agreements with Alcan. Under terms of the agreements, the Company's then existing motor technology and technology resulting from development projects for Alcan were cross-licensed between Alcan and the Company. Royalties from the manufacture and sale of licensed products and a portion of royalties received from the sub-licensing of technology to third parties were payable by the licensing party to the other if the technology was commercialized. During 1994, the Company and Alcan executed another agreement, in which Alcan assigned to the Company all of its rights, title and interests in all technology developed under the original agreements between Alcan and the Company. The 1994 agreement further provides that the Company shall pay to Alcan royalties of 1/2 of
      one percent on  revenue derived  from  the   manufacture  and  sale  of
      products or processes embodying the related technology (the Technology). The Company has also agreed to offer to Alcan a first right of refusal to acquire any and all intellectual and proprietary property related to the Technology prior to consummating and assignment or sale of any Technology. In addition, subject to certain conditions, Alcan has agreed to reimburse the Company for 50% of its patent application and maintenance expenditures, up to an amount not to exceed the annual royalties from the Company.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES


Notes to Consolidated Financial Statements, Continued





      During fiscal 1996, 1995 and 1994, the Company recorded royalty expense of $9,497, $23,423 and $11,458, respectively, all of which was applied to the reduction of patent application and maintenance expenditures.


(12)  Significant Customers


     The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived, and the percentage of this revenue as a percentage of total contract services revenue is summarized as follows:

	                                        Year Ended October 31
	                              1996	1995	    1994

	Customer A		    $ 378,640   1,720,347   316,740
	B		              202,343	  880,420   369,595
	C		              194,600	     -         -
	D		              135,950	     -         -
	E		                 -        657,330      -
	F		                 - 	    -       280,496

		                    $ 911,533	3,258,097   966,831

	Percentage of total revenue        63%	       81%	 59%

These customers, in total, also represented 38%, 32% and 39% of total accounts receivable at October31, 1996, 1995 and 1994, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $800,208, $2,478,350 and $331,440 for the years ended October 31, 1996, 1995 and 1994, respectively.


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


(15)  Subsequent Events


      Additional Capital Call


      In November 1996, the board of directors of Taiwan UQM resolved to make an additional capital call on all joint venture partners due December 1, 1996. The Company's additional capital call obligation approximates $1.35 million as of December 1, 1996. The Company has reached an agreement with the joint venture partners to meet this call obligation by paying 50% of the obligation by March 1, 1997 and the remaining 50% by June 1, 1997. The Company will pay interest at 10% per annum to Taiwan UQM on the outstanding capital call obligation. Should the Company be unable to meet these call obligations, the remaining joint venture participants have the right to purchase the shares otherwise designated for sale to the Company. In that event, the Company's equity interest would be reduced from 39% to 20%. If the Company's equity interest is reduced to 20 percent. It is the belief of the Company that it would continue to exercise significant influence if its equity influence was diluted to 20%. It is the intent of the management of the Company to meet these revised capital call payments and maintain the Company's equity interest in Taiwan UQM at 39%.


      Stock Option Grant


      Effective as of January 1, 1997, the Company entered into three-year employment agreements with its three executive officers, Messrs. Geddes, Rankin and French. In conjunction with these employment agreements, the Company issued options to purchase 78,000, 127,459 and 94,541 shares of common stock at $3.31 per share to Messrs. Geddes, Rankin and French, respectively, under its 1992 Stock Option Plan. The exercise price of the options issued represents the market value of the Company's common stock at the date of grant. The options vest equally on the anniversary date of the agreements over the three-year vesting period; provided that if a change of control event occurs and each individual remains continually employed by the Company through the date of such event, then all options that have not vested will become vested as of the date of such event.

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



The Board of Directors is not classified, and each director serves for a term of one year and thereafter until his successor is duly elected and qualified. No family relationship exists between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer.


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



ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT


The following table shows the ownership of the Company's $0.01 par value common stock by (i) beneficial owners of 5 percent or more of the Company's common stock, (ii) each director, (iii) the Chief Executive Officer, (iv) each executive officer whose annual salary and bonus exceeds $100,000 and (v) all directors and executive officers as a group, as of January 24, 1997. Unless otherwise noted, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned:


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


23    Consent of KPMG Peat Marwick LLP.


27*     Financial Data Schedule

----------
* Filed with original filing of Form 10-K.

    (d) Financial Statement Schedules


       None.

                              SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Amendment No. 1 to
Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 13th day of June, 1997.


                       UNIQUE MOBILITY, INC.,
                       a Colorado corporation

                       By: /s/ Donald A. French
                           Donald A. French, Treasurer