Form 10-QT/A
period 1997-01-31
UNIQUE MOBILITY INC
filed 1997-06-17
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON,  D.C.  20549

                               FORM 10-QT/A

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

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)




                                                    Quarter Ended January 31,
                                                        1997        1996
Revenue:
   Contract services (note 9)                       $    417,275   188,679
   Product sales                                          74,790   115,633
                                                         492,065   304,312
Operating costs and expenses:

   Costs of contract services                            341,814   214,848
   Costs of product sales                                 63,765   129,317

   Research and development                              333,550   286,947
   General and administrative                            275,544   318,550
   Depreciation and amortization                          99,201    92,886
   Royalty                                                 2,376     1,417
                                                       1,116,250 1,043,965

      Operating loss                                   (624,185)  (739,653)


Other income (expense):
   Minority interest share of earnings of
     consolidated subsidiary                            (16,231)   (17,147)
   Interest income                                       27,230     25,703
   Interest expense                                     (61,920)   (55,574)
    Equity in loss of Taiwan joint venture (note 5)     (16,773)    (8,885)
   Other                                                (12,406)       186
                                                        (80,100)   (55,717)
      Net loss                                      $  (704,285)   795,370)

      Net loss per common share (note 8)            $    (.08)      (.07)


Weighted average number of shares of common
   stock outstanding (note 8)                        11,755,692 10,609,761






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


     In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower $2.40 per share, being the market value of the Company's stock at the time of issuance, or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at January 31, 1997.


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


(8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the first quarter of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. The fair value of the preemptive rights arising from the issuance of employee stock options during the first quarter of fiscal 1997 has been treated in a manner similar to a preferred stock dividend in the calculation of net loss per common share. The estimated aggregate fair value of these rights was $201,000.


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

Costs and estimated earnings on uncompleted contracts rose $89,110 to $268,593 at the end of the first quarter due to milestone billing arrangements on certain commercial and government projects. Estimated earnings on contracts in process rose to $695,752 at January 31, 1997 on total contracts in process of $2,090,475 compared to estimated earnings on contracts in process of $596,765 on total contracts in process of $1,678,117. The increase is attributable to the performance of substantially all of the contracts in process at January 31, 1997 within budget and the performance of one contract in process at above budgeted margins.

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

Gross profit margins for the first quarter of fiscal 1997 rose to 17.6 percent compared to a negative margin of 13.1 percent for the first quarter of fiscal 1996. The improvement in margins is attributable to improved absorption of overhead costs. Gross profit on contract services was 18.1 percent for the quarter ended January 31, 1997 compared to a negative margin of 13.9 percent for the comparable period last year. Gross profit on product sales was 14.7 percent for the first quarter of fiscal 1997 compared to a negative margin of 11.8 percent for the first quarter last year.


Research and development expenditures during the first quarter of fiscal 1997 rose $46,603 to $333,550 compared to $286,947 for the comparable period last year. The increase is attributable primarily to production and facilitization engineering activities associated with the planned launch of volume manufacturing operations for Invacare which accounted for approximately $246,189 or 86 percent of internally-funded research and development expenditures.


General and administrative expenses for the quarter ended January 31, 1997 declined to $275,544 from the prior year level of $318,550 due to lower levels of consulting ($18,274), legal ($15,341) and travel costs ($7,227).

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

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter of fiscal 1997 were adequate to meet operating needs. Net cash used by operating activities rose to $697,975 during the first quarter of fiscal 1997, compared to $491,410 in the comparable prior year quarter, due primarily to higher levels of accounts receivable and other current assets. Cash requirements during the quarter were funded primarily from existing cash balances.

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

In fiscal 1994, the Company, KYMCO and TLT entered into a joint venture agreement which provided for the formation, capitalization and operation of Taiwan UQM, a company organized under the laws of the Republic of China. The Company purchased 39 percent of the initial stock of Taiwan UQM for NT$1,170,000 (US$45,082 on the transaction date). Pursuant to the joint venture agreement, the venture partners ]are obligated to meet future capital calls as the Board of Directors of Taiwan UQM, by unanimous vote, determines. During fiscal 1995, the company was unable to fund its capital call obligations. In June 1995, the Company, KYMCO and TLT entered into a waiver and option agreement pursuant to which KYMCO agreed to purchase those shares of Taiwan UQM underlying the Company's capital call obligations. The purchase price of such shares was NT$37,830,000 (U.S.$1,403,493 at October 31, 1995). The Company was granted the option to repurchase the shares for the original capital call amount plus 10 percent interest and associated transfer taxes. In November 1996, the Company exercised its option and subsequently repurchased the shares from KYMCO, thus maintaining the Company's ownership position at 39 percent of the then outstanding shares of Taiwan UQM. The repurchase price plus interest and taxes totaled NT$44,175,505 (US$1,612,539 on the transaction date).

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto is NT$37,050,000 (US$1,350,472 as of January 31, 1997), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation is due and payable in two equal installments on March 1, 1997 and June 1, 1997. At the date of this report the Company has not yet funded its March 1, 1997 capital call obligation, although it anticipates doing so in the next several weeks from existing cash balances.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

     10.1* Employment Agreement with Ray A. Geddes.

     10.2* Amendment to 401 (k) Savings Plan of Unique Mobility, Inc.

     10.3* Amendment to the Unique Mobility, Inc. 1992 Stock Option Plan

     27*   Financial Data Schedule

     ------------------
     Filed with original filing of Form 10-Q.

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


                                           Unique Mobility, Inc.
                                           Registrant

     Date:  June 13, 1997                 By:/s/ Donald A. French
                                              Donald A. French
                                              Treasurer and Controller
                                              (Principal Financial and
                                              Accounting Officer)