Form 10-KT
period 1997-03-31
UNIQUE MOBILITY INC
filed 1997-06-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

           [ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from
                  November 1, 1996, to March 31, 1997

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

              Name of each exchange on which registered:
                        American Stock Exchange
                         Boston Stock Exchange
                         Pacific Stock Exchange
                         Chicago Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant (11,700,585 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 25, 1997:

                              $81,904,095

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of June 25, 1997:

                        13,355,435 shares of the
                       registrant's common stock,
                            $.01 par value.

                  DOCUMENTS INCORPORATED BY REFERENCE
     In Part III certain information is incorporated by reference from the Company's definitive Proxy Statement for the August 19, 1997 Annual Meeting of Shareholders

ITEM 1.     BUSINESS

General

Unique Mobility, Inc. ("Unique" or the "Company") was organized in 1967 and presently develops and manufactures high efficiency permanent magnet (PM) motors and controls for automotive, industrial and aerospace applications. Since 1990, the Company's focus has been to apply its products to several types of electric
(EV) and hybrid electric vehicle (HEV) propulsion systems. The Company's objective is to leverage its technology base and name recognition to serve a number of high potential niche markets in the near-term, and automotive mass markets in the longer-term. The Company's common stock trades on the American, Boston, Pacific and Chicago Stock Exchanges under the symbol "UQM".

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

     Bicycle Motors: Proprietary PM motors, controllers and chargers for application in electrically powered bicycles.

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

     EV and HEV Motors: Power ranges from 30-100 kW. Typical is the UQM PowerPhase System, developed for on-road EV and HEV applications and is currently offered for sale on a prototype low volume basis. The system includes a 53 kW PM motor, matching controller and single stage transaxle with differential gearing and parking lock. Larger versions (63-100 kW) are currently offered or under development for bus and truck applications.

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

The Company intends to continue to advance its technology base and to develop new products that have a high potential for commercialization. Key among these are the development of 75 and 100 kW traction drive systems for trucks and buses; an advanced high speed motor for flywheels, spindle drives and vacuum pumps; electric and hybrid electric passenger car conversion projects for customers in Korea and Taiwan; and the application of the Company's electric scooter power system to small vehicles for customers in Asia and Europe. In addition, the UQM powered Ethos 3 EV electric car is being demonstrated to potential licensees in collaboration with the Pininfarina Group of Turin, Italy (Pininfarina).

Unique believes that its technology, its developed products, its cadre of strategic partners and its key management and technical personnel have positioned the Company to potentially capitalize on existing niche markets an global mass markets, should they develop, for energy-efficient clean vehicles and related products.

Recent Developments

During fiscal 1997, the Company continued to strengthen its strategic relationships with Invacare Corporation (Invacare), KYMCO and Pininfarina. The Company also formed a new strategic relationship with EV Global Motors, a new company formed by former Chrysler Chairman, Lee A. Iacocca, to market light electric vehicles.

Invacare Relationship: The design for manufacture of the Invacare wheelchair motor has been completed and prototypes have been delivered to Invacare for in-chair testing. Invacare is a leading U.S. based manufacturer and marketer of home medical equipment with products that include a complete line of wheelchairs, patient aids, seating and positioning products, home institutional beds, and respiratory assistance products. Mr. J. B. Richey, Invacare's top technical executive, is a member of the Company's board of directors. The Company is currently negotiating with Invacare (1) to manufacture wheelchair motors pursuant to a long-term supply agreement and (2) to grant Invacare an exclusive worldwide royalty bearing license to make, use and sell other of the Company's motors for application in medical products. There can be no assurance, however, that such negotiations will be successful.

Taiwan Joint Venture: During fiscal 1997, Taiwan UQM Electric Co., Ltd. (Taiwan
UQM), a Taiwan corporation owned jointly by the Company, KYMCO and Turn-Luckily Technology (TLT), completed construction of a factory for the manufacture of products under license from the Company. Taiwan UQM is currently installing semi-automated manufacturing equipment and is planning to launch the production of conventional starter motors and generators in August 1997 pursuant to a supply agreement with KYMCO. Taiwan UQM plans to launch production of electric power systems for KYMCO scooters in 1999 and eventually will produce a full line of UQM products for other Asian automotive and industrial customers.

The Pininfarina Ethos 3 EV: The Company has continued to demonstrate the Ethos 3 EV electric car to automotive OEMs and other interested parties with its partner Pininfarina. During fiscal 1997, product presentations and demonstrations were conducted in Italy for Audi, BMW, Fiat, Mercedes-Micro Compact Car, Rover and Saab. Upon its return to the U.S., the vehicle was showcased at the Denver "Summit of the Eight." Other demonstrations are planned in Denver and in Italy throughout the remainder of calendar 1997. It is the objective of these demonstrations to secure one or more funded programs leading to the development of a global family of "clean" vehicles that can be industrialized and distributed by third party automotive clients for sale to the general public in several models in many markets worldwide.

EV Global Motors: In June 1997, the Company entered into a strategic partnership with EV Global Motors Company (EVG), a new entity recently formed by former Chrysler Chairman Lee Iacocca to develop and market light electric transportation systems such as bicycles, scooters and electric cars. EVG purchased 1,151,925 shares of the Company's stock in a private transaction from Alcan Aluminum Limited and purchased warrants from other sources for an additional 350,000 shares. Separately, the Company and EVG entered into a Stock Purchase Agreement whereby the Company has agreed to purchase 400,000 shares of EVG's common stock in exchange for 200,000 newly-issued shares of the Company's common stock. Upon completion of the latter transaction, EVG's beneficial ownership will represent approximately 12.2 percent of the Company's outstanding shares, making EVG the Company's largest shareholder. Concurrently, it is contemplated that Mr. Iacocca will join the Company's board of directors and Mr. Ray A. Geddes, the Company's chairman and Chief Executive Officer, will join the board of EVG.

Also in June 1997, the Company, EVG, KYMCO, TLT and Taiwan UQM entered into a memorandum of understanding for the formation of an international strategic alliance to develop and market KYMCO electric scooters in North and South America.

Products/Technology

The Company has an aggressive strategy to commercialize its technologies and develop products to provide for future growth. Initial product offerings are being directed primarily toward near term markets for low voltage small vehicle traction applications and will be followed by an expansion into the markets, should they develop, for larger, high voltage vehicle propulsion systems. Small vehicle applications include wheelchairs, bicycles, motor scooters, small industrial vehicles, golf carts and lawn care products that generally require power levels from 1 kW to 10 kW at voltages from 12 Vdc to 48 Vdc. Large vehicle applications include electric and hybrid electric passenger cars, commercial trucks and urban transit buses that generally require power levels from 20 kW to 250 kW at voltages from 96 Vdc to 400 Vdc.

The Company's current product offerings typically utilize a number of proprietary technologies, several of which are patented, including high pole-count PM motor design with six step commutation and phase advanced control.
The high pole-count, together with a relatively large air-gap diameter, create a higher torque, lower speed motor than that of more conventional architectures. Higher torque at lower speed allows for a lower gear ratio, fewer mechanical losses and higher efficiency at light "cruising" loads. These designs have excellent heat rejection capability, high copper utilization (i.e. tight end turns), and a "hollow" profile that provides room to package other components inside the motor. Six step commutation enables the use of low cost rotor positioning sensing mechanisms and reduces switching losses to improve inverter efficiency. Phase advanced control is a technique for manipulating current to allow the motor to run faster and thus deliver more power without the cost of having to increase the current supply.

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

               Picture of Wheelchair and Motor

     Fig. 1  Invacare  Storm' Wheelchair and PM Wheelchair Motor


Scooter Motor and Controller: A 3.6 kW hub-mounted PM motor and full authority 48 Vdc controller with integrated charger and dc-dc converter has been developed for the KYMCO electric scooter product line. This system is air-cooled, compact and efficient over a wide operating range. It delivers torque at a wide range of speeds and provides regenerative braking down to zero rpm. While the scooter motor system was developed for KYMCO's exclusive use in most Asian markets, the Company has reserved commercial rights in Japan and India and in all markets outside Asia.

                Picture of Prototype Electric Scooter

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

                       Picture of Golf Cart Motor

                    Fig. 3  Golf Cart Motor


PowerPhase System: A high power, modular traction drive system for on-road electric and hybrid electric vehicle applications. The PowerPhase system was initially developed for the Ethos 3 EV demonstrator vehicle, but has application as a power system for all types of passenger cars and light trucks. The system includes a matched set of components composed of a 53 kW liquid cooled PM motor, a 180-400 Vdc microprocessor based programmable controller with phase advance control, and a single stage transaxle with differential and a mechanical parking lock. The transaxle connects the output shaft of the motor to the road wheels in a variety of front or rear wheel drive configurations. A 63 kW motor and controller of the same frame size is offered with in-line gear reduction for bus and heavy truck applications.


                    Picture of Unique PowerPhase System

                    Fig. 4   53 kW PowerPhase System


Ethos 3 EV Demonstrator

In partnership with Pininfarina, the Company has developed the system architecture for the Ethos 3 EV electric car. The Ethos 3 EV is a four-door, four-passenger hatchback sedan, styled as a wedge-like aerodynamic cube. It has a rectangular base, short in length, but wide and tall to provide a roomy interior. The split tailgate simplifies the loading of cargo from above, particularly when the car is parked bumper to bumper along the curb. The McPherson-type front suspension has telescoping arms and coil springs, while the rear suspension has interconnected trailing arms. Electric power steering is by rack and pinion and the braking system incorporates full regenerative braking supplemented by discs on the front and drums on the rear.

           Picture of Ethos e EV Demonstrator and Space Frame Structure

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

Marketing/Markets

The Company's marketing strategy is to build on its technology base to become a leading supplier of advanced vehicle power systems for energy efficient, environmentally clean surface transportation throughout the world. In the near term, the Company's focus is being directed toward existing markets for low-voltage systems used in small vehicles such as wheelchairs, bicycles, electric scooters, golf carts, light industrial vehicles and lawn care equipment. This effort will be followed by initiatives to reach the market for larger, high-voltage systems required for on-road passenger cars, trucks and buses, should such a market develop.

Near Term Markets

Wheelchair Motors: The Company hopes to manufacture wheelchair motors for Invacare. Each powered wheelchair requires two motors. Invacare is the country's largest manufacturer of home health care and mobility products. It holds the No. 1 position in powered wheelchairs with approximately 60 percent of the market and is No. 2 in Europe. The Company is currently negotiating with Invacare to manufacture motors for its wheelchairs; however, there can be no assurance that such negotiations will be successful.

Scooter Motors and Controllers: The Company's electric scooter power system is expected to be manufactured by Taiwan UQM for KYMCO and possibly for other scooter manufacturers in markets where KYMCO does not have exclusive rights (i.e., Japan, India and all markets outside Asia). KYMCO is Taiwan's largest producer of two-wheeled vehicles with approximately one third of the market. Timing for the production launch of the KYMCO electric scooter has not as yet been released, but the launch is scheduled to occur no later than 1999 to meet a government mandate requiring, by the year 2000, that two percent of all scooters sold in Taiwan be electric. There can be no assurance that the government mandates will not be modified or rescinded.

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

The golf cart market is defined as vehicles sold to golf courses, golf communities and resorts for the transport of one or more persons around a golf course or residential community. Also included are golf carts operating as utility vehicles for on-site and in-plant materials transport and security patrol vehicles. The domestic market for golf carts is approximately 190,000 units annually, with 65,000 being electric. Environmental concerns are expected to increase the percentage of electric models in future years.

Neighborhood electric vehicles (NEVs) are an outgrowth of electric golf carts. They are used for personal transportation, primarily to carry two or four persons around closed residential subdivisions, resorts, and town centers. Current market size is estimated at 15,000 units annually, with most being some type of modified golf cart. Growth of this segment is expected to come from the retired residential community market that is being served by a combination of new NEV manufacturers and the golf cart industry.

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

Lawn tractors, riding mowers and turf equipment are used for residential or commercial grounds keeping. They are almost exclusively gasoline powered and current vehicle designs are not oriented toward electric motor use. However, the demand for electric equipment could escalate with environmental regulation and advances in battery technology. Electric versions would require at least two motors, one or more for the cutting blade and one for propulsion. Current U.S. market size is estimated at 135,000 riding mowers and 1,000,000 riding tractors, not including farm equipment.

At present, the Company does not have distribution channels in place to reach the described markets for golf cart motors and controllers. It is the Company's goal, however, to establish distribution channels either directly or by a joint venture or licensing arrangement with a major original equipment manufacturer during calendar 1997, although, there can be no assurance that it will be successful.

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

       Phase I: Entry of electric vehicles into limited early markets, primarily fleets; time frame 1996-1998 with production of low thousand
       of units over        the period.

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

In May 1996, the Company entered into a License and Technical Assistance Agreement with Taiwan UQM, a joint venture company in which the Company has a 39 percent equity interest. Pursuant to the agreement, Taiwan UQM was granted an exclusive license in Taiwan to make, use and sell the Company's electric motors and controls an exclusive license in the People's Republic of China with respect to the propulsion system developed for KYMCO and a nonexclusive license throughout the rest of Asia (except India and Japan) for the Company's electric motors and controls. The license is royalty bearing except for propulsion systems manufactured by Taiwan UQM for KYMCO.

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

Patents and Trademarks

The Company filed a motor patent application with the U.S. Patent office in December 1985, and similar applications are being prosecuted in many other countries throughout the world. As a result of the original U.S. Application, U.S. Patent No. 5,004,944 was issued on April 2, 1991 containing one independent claim and three dependent claims. A Continuing Application of the 1985 application was filed in October 1990 to pursue subject matter that was not allowed in the original U.S. Patent. As a result, U.S. Patent 5,311,092 issued on May 10, 1994 with four independent claims and one dependent claim. Of the foreign applications, a patent has been published covering thirteen European member countries of the European Patent Office (EPO), and an opposition thereto has been resolved. In addition, corresponding patents have issued in Australia, Brazil, Canada, India, Israel, South Korea, Mexico, New Zealand, South Africa and Taiwan. Seven other foreign applications remain pending, three of which have been indicated to be allowable.

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

In March 1990, a Continuing Application was filed to claim the method of constructing the motor as disclosed in U.S. Patent No. 5,004,944. The Continuing Application resulted in U.S. Patent 5,319,844 issued June 14, 1994. In March 1991 the Company filed an International Patent Application corresponding to the U.S. Application; as a result a patent has been granted in Australia and there are seven applications pending in foreign countries and one pending application in the European Patent Office (EPO) which designates the European group of countries.

In September 1992, the Company filed a separate application with the U.S. Patent Office titled "Stator and Method of Constructing Same for High Power Density Electric Motors and Generators" which has resulted in issuance of U.S. Patent 5,382,859 in January, 1995. This patent embodies the Company's most recent enhancement to its motor technology which utilizes a segmented iron powder stator ring developed specifically for brushless permanent magnet stator cores. A Divisional U.S. Patent Application has been filed to pursue a second invention disclosed in the original application; that divisional application has resulted in U.S. Patent 5,592,731 issued January 14, 1997. Patent Applications in Canada,Europe, Japan and Korea are pending as a result of a counterpart PCT International Patent Application.

In July 1994 the Company filed an application in the U.S. Patent office titled "Brushless DC motor using Phase Timing Advance" which embodies a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. This application has been allowed and the company is awaiting issuance of the patent. In June 1995 a counterpart PCT International Patent Application was filed and various foreign country patent applications are now being filed.

During 1994 the Company acquired the assets of Everton Developments of Birmingham, England including all rights under PCT Application WO 92/22121 published December 10, 1992. Patent applications filed thereunder are still pending in four countries. The United States application has been allowed and the company is awaiting issuance of the patent. Corresponding patents have been granted in Australia and in Europe where the patent is effective as to France, Germany, Italy, Switzerland, Liechtenstein and United Kingdom.
The Company elected to write-off the costs associated with this patent during the five months ended March 31, 1997, due to the uncertainty of applying the underlying technology to commercial markets in the near term. See also "Management Discussion and Analysis of Financial Condition and Result of Operations" below.

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

The Company currently holds a patent issued by the United States Patent Office, in August 1980, which covers certain mechanical features of the ElecTrek automobile, principally its composite unibody structure and battery trays.
This patent expires in August 1997. The Company no longer produces or market its ElecTrek automobile.

The Company has also initiated registration of the letters UQM and a stylized version thereof as its new trademark in the U.S. and 26 countries throughout the world. Two U.S. Trademark Registrations and 22 out of 26 of the foreign countries have granted registrations or indicated them to be allowable. These trademarks are directed to the same trademark classes as for the marks "UM" and "UNIQ". UQM is the American Stock Exchange code identification for the Company. The foreign trademark registrations and applications include major markets where the Company is doing business or establishing business contacts.

The Company has recently begun using "POWERPHASE" as a trademark to identify its modular brushless permanent magnet electric motor traction drives for electric and hybrid electric vehicles. An application for trademark registration in the United States was filed in September 1996 and is still pending. Corresponding applications for trademark registration have been filed in 11 countries and the European community.

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

Backlog

At May 31, 1997, the Company had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $2,875,000. All such contracts are subject to amendment, modification or cancellation.

In addition, the Company had an order backlog for motors and electronic controls at May 31, 1997, with an aggregate sales value of approximately $158,000.

Customers and Suppliers

A significant portion of the Company's revenue for the five months ended March 31, 1997, was derived from General Motors Corporation, Kia Motors, and Pan Asia Technology, Co., Ltd. Contract services revenue of $452,478 or 65 percent of total contract services revenue was derived from these customers.

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

US Government Contracts

For the five months ended March 31, 1997, $78,532 or 11 percent of the Company's contract service revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

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

Employee and Labor Relations

As of March 31,1997, the Company had 32 full-time employees. The Company has entered into employment contracts with its three executive officers which expire in December 1999. None of the Company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote by security holders of the Company during the five months ended March 31, 1997.


ITEM 5.     MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Boston, Pacific and Chicago Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last three years, the quarter ended January 31, 1997, and the five months ended March 31, 1997, are as follows:

1997                                          High      Low
Two Months Ended March 31, 1997. . . . .  .  $4.50     $3.18
Quarter Ended January 31, 1997. . . . . .  . $4.88     $3.18

1996
Fourth Quarter. . . . . . . . . . . . . . . .$5.19     $3.81
Third Quarter . . . . . . . . . . . . . . . .$5.00     $3.50
Second Quarter. . . . . . . . . . . . . . . .$5.13     $4.19
First Quarter . . . . . . . . . . . . . . . .$4.50     $3.31

1995
Fourth Quarter . . . . . . . . . . . . . . . $5.38     $3.63
Third Quarter. . . . . . . . . . . . . . . . $5.56     $3.83
Second Quarter . . . . . . . . . . . . . . . $5.63     $3.75
First Quarter. . . . . . . . . . . . . . . . $5.75     $4.75

1994
Fourth Quarter . . . . . . . . . . . . . . . $7.00     $4.88
Third Quarter. . . . . . . . . . . . . . . . $6.88     $4.88
Second Quarter . . . . . . . . . . . . . . . $7.88     $5.75
First Quarter. . . . . . . . . . . . . . . . $8.63     $7.00

On June 25, 1997 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $7.00 per share and there were 891 holders of record of the common stock.

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


ITEM 6.          SELECTED FINANCIAL DATA


                      Unique Mobility, Inc.
               Consolidated Selected Financial Data

               Five Months
                  Ended
                 March 31,
                  1997(1)      1996       1995         1994         1993          1992
Contract
Services
Revenue      $   700,132    1,436,484    4,031,951    1,643,203    1,461,568     2,306,070

Product
Sales        $   152,016      611,213      701,700      708,917      695,300      468,508

Operating
Loss         $(1,120,900)  (2,744,      (1,134,338)  (3,367,873)  (2,446,574)  (2,240,170)

Net Loss     $(1,201,085)  (2,904,743)  (1,330,433)  (3,395,356)  (2,473,804)  (2,217,207)

Net Loss
Per Common
Share        $   (.12)        (.26)         (.13)        (.35)        (.28)       (.33)

Total
Assets       $12,370,699    8,712,649    7,626,178    5,903,551    7,791,826    4,700,507

Long-term
Obligations  $   726,218      744,389      807,003      886,996      921,758    2,161,376

Cash Divi-
dend Declared
Per Common
Share        $    -0-           -0-          -0-          -0-          -0-         -0-

(1) Prior to March 31, 1997, the Company's fiscal year ended on October 31. Effective March 31, 1997, the Company changed its fiscal year to end on March 31. The following table sets forth unaudited consolidated selected financial data for the unaudited five months ended March 31, 1996:

     Contract Services Revenue                  $   331,761
     Product Sales                              $   216,325
     Operating Loss                             $(1,313,705)
     Net Loss                                   $(1,367,261)
     Net Loss per Common Share                  $   (0.13)
     Total Assets                               $ 7,799,981
     Long-Term Obligations                      $   774,248
     Cash Divident declared per Common Share    $         0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and any documents incorporated herein by reference, as well as, in the Company's Registration Statement on Form S-3 (file no. 23843). These forward-looking statements represent the Company's judgment as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The Company has changed its fiscal year end from October 31 to March 31. This change results in a five month transition period for financial reporting purposes commencing on November 1, 1996, and ending on March 31, 1997. This report covers the Company's financial condition at March 31, 1997 and October 31, 1996 and results of operations, changes in stockholders' equity and changes in cash flows for the five months ended March 31, 1997, and the fiscal years ended October 31, 1996, 1995 and 1994, respectively.

Financial Condition

The Company's financial condition strengthened during five months ended
March 31, 1997, due to the sale of 1,289,288 shares of common stock pursuant to offerings under Regulation S and Regulation D of the Exchange Act of 1934.
Cash proceeds to the Company from the offering, net of offering costs, amounted to $4,146,820. Primarily as a result thereof, cash and cash equivalents rose to $5,713,557 at March 31, 1997 compared to $3,230,246 at fiscal 1996 year end and shareholders' equity rose to $8,574,799 at March 31, 1997, from $5,592,876 at October 31, 1996. Working capital (the excess of current assets over current liabilities) increased to $4,174,184 at March 31, 1997 from $2,469,197 at October 31, 1996.

Accounts receivable declined to $389,314 at March 31, 1997 from $569,562 at October 31, 1996, reflecting collection of certain overdue trade receivables. Accordingly, the accounts receivable balance at March 31, 1997, represented approximately 69 days revenue compared to 102 days revenue at fiscal 1996 year end.

Costs and estimated earnings on uncompleted contracts increased $12,402 to $191,885 at March 31, 1997 from the fiscal 1996 year end level of $179,483. The increase was due to increased levels of contract services in process.
Estimated earnings on contracts in process decreased to $490,407 at March 31, 1997 on total contracts in process of $3,649,111 compared to estimated earnings on contracts in process of $596,765 on total contracts in process of $1,678,117 at October 31, 1996. The decrease is attributable to two contracts, representing 9 percent of total contracts in process at March 31, 1997, which have cost overruns of approximately $119,000 in the aggregate and a greater proportion of material costs in contracts in process at March 31, 1997.

Raw materials and work in process inventories rose to $283,155 and $69,460, respectively, at March 31, 1997 compared to $273,527 and $55,996, respectively, at October 31, 1996. The increase is attributable to increased demand for the Company's PowerPhase drive system. Finished products inventories declined $5,846 to $72,776 at March 31, 1996 due to increased product sales and product utilization in contract services contracts during the five months ended
March 31, 1997.

The Company invested $118,608 for the acquisition of property and equipment during the five months ended March 31, 1997, compared to $22,279 for the comparable five month period ended March 31, 1996. The increase in capital expenditures is primarily attributable to improvements to the Company's Golden, Colorado, facility by Unique Building Partners. The Company expended $47,865 on the prosecution of its trademark and patent applications during the five months ended March 31, 1997.

Investment in Taiwan joint venture rose to $2,677,730 at March 31, 1997, from $1,366,540 at October 31, 1996, reflecting the recording of future capital call obligations to Taiwan UQM. The capital call obligation to Taiwan UQM was funded in April 1997 from the proceeds of the Company's sale of common stock completed in March, 1997. See also "Liquidity and Capital Resources" below.

Patent and trademark costs, net of accumulated amortization, was $502,297 at March 31, 1997 a decrease of $17,669 from October 31, 1996. The decrease represents the net effect of the write-off of a patent acquired from Everton Developments Limited in fiscal 1995. The write-off of the patent costs reflects the Company's assessment that the revenue realizable from the technology encompassed under the patent over the near term would be insufficient to support the carrying cost of the associated technology asset.

Accounts payable rose to $169,403 at March 31, 1997 from $121,790 at October 31, 1996, due to increased levels of purchased components and materials for projects in process in the normal course of operation.

Other current liabilities increased to $459,223 at March 31, 1997, from $400,574 at October 31, 1996. The increase was primarily attributable to an overpayment by a participant in the Company's March 1997 common stock offering.

Billings in excess of costs and estimated earnings on uncompleted contracts rose to $659,807 at March 31, 1997 from $25,685 at October 31, 1996 primarily due to a substantial prepayment by an overseas customer on a development program.

Long-term debt declined $18,171 during the five months ended March 31, 1997, due to scheduled principal payments on the mortgage debt associated with the Company's facility.

Common stock and additional paid-in capital increased to $130,430 and $27,094,170 at March 31, 1997, respectively, compared to $117,514 and $23,021,339 at October 31, 1996. The increases were due to the sale of common stock to institutional investors and an individual investor in the amount of $4,146,820; sales of common stock to employees and consultant's through the company's benefit plans of $45,000; and the issuance of common stock for services of $3,949.

Results of Operations

Five months ended March 31, 1997

Operations for the five months ended March 31, 1997, resulted in a net loss of $1,201,085 or $0.12 per share compared to a net loss of $1,367,261 or $0.13 per share for the comparable five month period last year.

Revenue derived from contract services was $700,132 for the five months ended March 31, 1997 versus $331,761 for the comparable period last year. The increase is attributable to increased levels of sponsored development activities.

Product sales during the five months ended March 31, 1997, declined to $152,016 compared to $216,325 for the comparable five month period last year due principally to price reductions and lower unit volumes of high voltage products and decreased sales to the solar race car market.

Gross profit margins for the five months ended March 31, 1997, increased to
15.6 percent compared to a negative margin of 2.3 percent for the comparable five month period last year. Gross profit on contract services was 15.2 percent for the five months ended March 31, 1997, compared to a negative margin of 3.3 percent for the comparable period last year. Gross profit on product sales for the five months ended March 31, 1997, was 17.3 percent compared to a negative margin of .7 percent for the comparable period last year. The increase in contract services margins for the five months ended March 31, 1997, is attributable to increased absorption of overhead costs. The increase in margins on product sales is attributable to lower overhead allocations and improvement in purchased material costs.

Research and development expenditures for the five months ended March 31, 1997, decreased $120,785 to $489,442 for the five months ended March 31, 1997 from the amount expended during the comparable period last year of $610,227. The decrease is attributable to lower levels of internally-funded production and facilitization engineering activities associated with the launch of volume manufacturing operations at the Company's Golden, Colorado facility and lower levels of "cost sharing" type contracts during the five months ended
March 31, 1997.

General and administrative expense for the five months ended March 31, 1997, rose $65,204 over the amount expended during the comparable period last year to $600,446. The increase during the five months ended March 31, 1997, was due primarily to the impairment of patent costs which were written off during the period of approximately $55,000 and commission costs on the production design phase of the KYMCO development program of approximately $30,000 which were recorded during the five months ended March 31, 1997.

Depreciation and amortization expense was $159,473 during the five months ended March 31, 1997, compared to $153,106 for the five month period ended
March 31, 1996. The increase is due to depreciation of additional property and equipment and the amortization of patent and trademark costs in an expanded number of countries.

Interest income increased to $54,802 during the five months ended March 31, 1997, compared to $46,214 for the comparable period last year. The increase is attributable to higher levels of invested cash and improved yields on short-term investment instruments.

Interest expense decreased to $84,704 during the five months ended March 31, 1997, compared to $91,780 for the comparable period last year due primarily to a lower interest rate achieved through refinancing of the mortgage loan on the Company's facility.

Equity in loss of Taiwan joint venture rose to $24,121 for the five months ended March 31, 1997 compared to $16,682 for the comparable period last year. The increase is due to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Effect of Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which will be effective for interim and annual periods ending after December 15, 1997, and changes the computation and disclosure requirements for earnings per share. Had earnings per share been reported under the provisions of SFAS 128 for the five months ended March 31, 1997, basic earnings per share would have been $0.12 per share. The effect of the adoption of SFAS 128 is not expected to have a material effect on the earnings per share disclosures.

Fiscal years ended October 31, 1996, 1995 and 1994

Operations for the year ended October 31, 1996, resulted in a net loss of $2,904,743 or $0.26 per share. This compares to a net loss of $1,330,433 or $0.13 for the year ended October 31,1995, and a net loss of $3,395,356 or $0.3 per share of the year ended October 31, 1994.

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

Product sales during fiscal 1996 declined 13 percent from the fiscal 1995 leve and 14 percent from the fiscal 1994 level. The decrease is attributable to price reductions on the Company's high voltage prototype products anddecreased sales to the solar racing market.

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

Liquidity and Capital Resources

The Company's cash balances and liquidity during the five months ended March 31, 1997, were adequate to meet its operating needs. Net cash used by operating activities was $104,769 for the five month period ended March 31, 1997 compared to net cash used by operations for the comparable period last year of $1,371,427. The decrease is primarily attributable to a reduction in trade accounts receivable and prepayments by customers for contract services reflected as an increase in billings in excess of costs and estimated earnings on uncompleted contracts. Cash requirements during the period were funded primarily through the sale of common stock.

In January 1996, Invacare purchased 129,032 shares of common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000, all of which were applied to fund the development of a wheelchair motor for Invacare. Contingent upon achieving development milestones, Invacare further agreed to purchase additional shares at the then market price, the proceeds of which would be used, in part, to fund the Company's anticipated capital investment in motor anufacturing tools and equipment. The Company is currently negotiating with Invacare to manufacture motors for its wheelchairs. During the course of these negotiations, Invacare has informed the Company that they would prefer to invest directly in the assets required to launch production, such as tooling and dedicated manufacturing equipment in lieu of the second investment envisioned in the original stock purchase agreement. Accordingly, the Company does not anticipate any further sales of its equity securities to Invacare. There can be no assurance that negotiations will lead to the completion of a definitive supply agreement.

During the five months ended March 31, 1997, the Company completed the placement of 1,289,288 shares of its common stock to various institutional investors and an individual investor in offerings under Regulation S and Regulation D of the Securities and Exchange Act. The common stock was sold at $3.50 per share which was the average closing price of the common stock on the American Stock Exchange for the ten days prior to the offering pricing date. Net proceeds to the Company, after deducting offering costs of $365,688, was $4,146,820. The Company also completed two offerings of its common stock to overseas individual and institutional investors under Regulation S in fiscal 1996. Pursuant to these offerings, the Company placed 1,057,708 shares of common stock and received cash proceeds, net of offering expenses, of $3,909,379.

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

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto is NT$37,050,000 (US$1,348,300 as of December 1, 1996), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation was due and payable in two equal installments on March 1, 1997 and June 1, 1997. In April, the Company elected to fund the entire capital call obligation in one payment and remitted approximately $1,384,000 including accrued interest of approximaterly $40,000 in complete satisfaction of its capital call obligation. The Company believes that Taiwan UQM is adequately capitalized to meet its operating cash requirements over the next twelve months. Accordingly, the Company does not anticipate any additional capital calls by Taiwan UQM in fiscal 1998.

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare, should Invacare elect to purchase motors from the Company. Anticipated capita expenditures for working capital, production machinery, equipment, computer hardware and software are expected to exceed $1.5 million. The Company is negotiating to sell motors to Invacare, a leading wheelchair manufacturer. There can be no assurance that a final agreement will be reached. The Company expects to fund this investment requirement through a combination of existing cash resources and short-term bank lines-of-credit. Although the Company has, to-date, not entered into formal arrangements for such bank lines-of-credit, Management believes bank lines-of-credit are readily available to the Company on terms acceptable to the Company. There can, however, be no assurance that the Company will launch volume manufacturing operations for Invacare or others. The Company believes it has cash resources, in addition to those required to launch volume manufacturing operations, sufficient to fund non-manufacturing operations through at least March 31, 1998.

ITEM 8.    Financial Statements


                  Independent Auditors' Report

The Board of Directors
Unique Mobility, Inc.:

We have audited the accompanying consolidated balance sheets of Unique Mobility, Inc. and subsidiaries as of March 31, 1997 and October 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the five months ended March 31, 1997 and each of the years in the three-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Taiwan UQM Electric Co., Ltd., (a 39% percent owned investee company). The Company's investment in Taiwan UQM Electric Co., Ltd. at March 31, 1997 was $2,677,730, and its equity in the losses of Taiwan UQM Electric Co., Ltd were $(24,121) for the five months ended March 31, 1997. The financial statements of Taiwan UQM Electric Co., Ltd. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Taiwan UQM Electric Co., Ltd. for the five months ended March 31, 1997 is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Mobility, Inc. and subsidiaries as of March 31, 1997 and October 31, 1996, and the results of their operations and their cash flows for the five months ended March 31, 1997 and each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.



                                   KPMG Peat Marwick LLP
Denver, Colorado
June 26, 1997

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets



                                                March 31,       October 31,
Assets                                            1997             1996

Current Assets
   Cash and cash equivalents                 $  5,713,557       3,230,246
   Accounts receivable (note 12)                  389,314         569,562
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 2)                                     191,885         179,483
   Inventories (note 3)                           425,391         408,145
   Prepaid expenses                               115,260          37,848
   Other current assets                            17,675          28,177

           Total current assets                 6,853,082       4,453,461

Property and equipment, at cost:
   Land (notes 4 and 7)                           335,500         335,500
   Building (notes 4 and 7)                     1,438,090       1,364,500
   Molds                                          102,113         102,113
   Transportation equipment                       258,675         258,675
   Machinery and equipment                      1,963,146       1,918,128
                                                4,097,524       3,978,916
   Less accumulated depreciation               (1,764,288)     (1,613,786)

           Net property and equipment           2,333,236       2,365,130

Investment in Taiwan joint venture (note 5)     2,677,730       1,366,540

Patent and trademark costs, net of
  accumulated amortization of $45,551
  and $40,030 (note 11)                           502,297         519,966

Other assets                                        4,354           7,552

                                             $ 12,370,699       8,712,649

                                                               (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued



                                                March 31,        October 31,
Liabilities and Stockholders' Equity               1997              1996

Current liabilities:
   Accounts payable                         $    169,403           121,790
   Note payable to Taiwan joint venture
     (note 5)                                  1,345,285         1,375,121
   Other current liabilities (note 6)            459,223           400,574
   Current portion of long-term
     debt (note 7)                                45,180            61,094
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 2)                          659,807            25,685

          Total current liabilities            2,678,898         1,984,264

Long-term debt, less current portion
  (note 7)                                       726,218           744,389

           Total liabilities                   3,405,116         2,728,653

Minority interest in consolidated
  subsidiary (note 4)                            390,784           391,120

Stockholders' equity (notes 9 and 10)
   Common stock, $.01 par value, 50,000,000
     shares authorized; 13,042,964 and
     11,751,365 shares issued                    130,430           117,514
   Additional paid-in capital                 27,094,170        23,021,339
   Accumulated deficit                       (18,532,364)      (17,331,279)
   Notes receivable from officers                (83,646)          (65,816)
   Cumulative translation adjustment             (33,791)          (21,030)
   Treasury stock, at cost                          -             (127,852)

           Total stockholders' equity          8,574,799         5,592,876

Commitments (notes 5 and 14)

                                            $ 12,370,699         8,712,649


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

<caption

                                          Five Months
                                             Ended
                                            March 31,            Year Ended October 31,
                                              1997          1996          1995          1994
Revenue:
   Contract services (note 12)           $    700,132      1,436,484    4,031,951     1,643,203
   Product sales                              152,016        611,213      701,700       708,917
                                              852,148      2,047,697    4,733,651     2,352,120

Operating costs and expenses:
   Costs of contract services                 593,891      1,070,224    2,653,771     1,440,374
   Costs of product sales                     125,719        550,519      579,015       576,540
   Research and development                   489,442      1,628,646    1,292,803     2,088,317
   General and administrative                 600,446      1,157,827      972,410     1,331,532
   Depreciation and amortization              159,473        375,590      346,567       271,772
   Royalty (note 11)                            4,077          9,497       23,423        11,458
                                            1,973,048      4,792,303    5,867,989     5,719,993

           Operating loss                  (1,120,900)    (2,744,606)  (1,134,338)   (3,367,873)

Other income (expense):
   Interest income                             54,802        113,582       50,890        98,228
   Interest expense                           (84,704)      (202,798)    (177,051)      (73,813)
   Equity in loss of Taiwan joint
     venture (note 5)                         (24,121)       (45,164)     (11,952)       (3,888)
   Minority interest share of earnings
     of consolidated subsidiary               (27,725)       (69,400)     (64,627)      (69,517)
   Other                                        1,563         43,643        6,645        21,507
                                              (80,185)      (160,137)    (196,095)      (27,483)

           Net loss                      $ (1,201,085)    (2,904,743)   1,330,433)   (3,395,356)

           Net loss per common share
             (note 1n)                       $ (.12)          (.26)       (.13)          (.35)

Weighted average number of shares
  of common stock outstanding              12,043,481     11,021,742  10,090,778      9,763,391

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                           Number of                                                Notes
                                            common             Additional  Cumulative    Accumu-  receivable              Total
                                            shares    Common    paid-in    translation    lated    due from  Treasury  stockholders'
                                            issued     stock    capital    adjustment    deficit   officers   stock      equity
Balances at October 31, 1993              9,461,385  $ 94,614  15,557,205      -      (9,700,747)  (31,944)  (41,823)  5,877,305

Issuance of common stock upon exercise
  of Alcan preemptive right (note 9)        111,395     1,114     199,397      -           -          -         -        200,511
Issuance of common stock upon exercise
  of underwriter warrants                    20,000       200      46,400      -           -          -         -         46,600
Issuance of common stock upon exercise
  of employee options                       325,133     3,251     936,996      -           -       (18,727)  (53,649)    867,871
Issuance of common stock for directors'
  compensation                                6,000        60      42,490      -           -          -         -         42,550
Issuance of common stock under
  employee stock purchase plan                1,632        16       8,507      -           -          -         -          8,523
Net loss                                       -         -           -                (3,395,356)     -         -     (3,395,356)

Balances at October 31, 1994              9,925,545    99,255  16,790,995      -     (13,096,103)  (50,671)  (95,472)  3,648,004

Issuance of common stock in private
  offerings, net of offering costs
  of $141,446 (note 9)                      581,111     5,812   1,944,742      -           -          -         -      1,950,554
Issuance of common stock upon exercise
  of employee options                        64,786       648      99,628      -           -        (1,750)  (22,130)     76,396
Issuance of common stock under
  employee stock purchase plan                  511         5       2,521      -           -          -         -          2,526
Issuance of warrants for service (note 10)     -         -         50,000      -           -          -         -         50,000
Net loss                                       -         -           -         -      (1,330,433)     -         -     (1,330,433)

Balances at October 31, 1995             10,571,953   105,720  18,887,886      -     (14,426,536)  (52,421) (117,602)  4,397,047

Issuance of common stock in private
  offerings, net of offering costs
  of $247,309 (note 9)                    1,057,708    10,577   3,898,802      -           -          -         -      3,909,379
Issuance of common stock upon
  exercise of employee options              100,542     1,005     153,205      -           -       (13,395)  (10,250)    130,565
Issuance of common stock under
  employee stock purchase plan                6,668        67      20,200      -           -          -         -         20,267
Issuance of common stock for
  services                                   14,494       145      61,246      -           -          -         -         61,391
Cumulative translation adjustment              -         -           -      (21,030)       -          -         -        (21,030)
Net loss                                       -         -           -         -      (2,904,743)     -         -     (2,904,743)

Balances at October 31, 1996             11,751,365   117,514  23,021,339   (21,030) (17,331,279)  (65,816) (127,852)  5,592,876

Issuance of common stock in private
  offerings, net of offering costs
  of $365,688 (note 9)                    1,289,288    12,893   4,133,927      -           -          -         -      4,146,820
Issuance of common stock upon
  exercise of employee options               40,105       401      62,429      -           -       (17,830)     -         45,000
Issuance of common stock for
  services                                    1,547        15       3,934      -           -          -         -          3,949
Cumulative translation adjustment              -         -           -      (12,761)       -          -         -        (12,761)
Retirement of treasury stock                (39,341)     (393)   (127,459)                                   127,852         -
Net Loss                                       -         -           -         -      (1,201,085)     -         -     (1,201,085)

Balances at March 31, 1997               13,042,964  $130,430  27,094,170   (33,791) (18,532,364)  (83,646)     -      8,574,799

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                     Five Months
                                                        Ended
                                                       March 31,               Year Ended October 31,
                                                         1997           1996          1995             1994
Cash flows provided by (used by) operating
  activities:
   Net loss                                        $ (1,201,085)     (2,904,743)    (1,330,433)     (3,395,356)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
        Depreciation and amortization                   159,473         375,590        346,567         271,772
        Minority interest share of earnings of
          consolidated subsidiary                        27,725          69,400         64,627          69,517
        Noncash compensation expense for
          common stock and warrants issued
          for services                                    3,949          61,391         50,000          42,550
        Equity in loss of Taiwan joint venture           24,121          45,164         11,952           3,888
        Gain on sale of property and equipment             -            (45,676)        (3,534)           -
        Write-off of patent costs                        55,529            -              -               -
        Other                                             1,210         (20,092)          (466)         35,919
        Change in operating assets and liabilities:
           Accounts receivable and costs and
             estimated earnings in excess of
             billings on uncompleted contracts          167,846        (148,782)       161,223          28,995
           Inventories                                  (17,246)         (3,444)        70,450          52,215
           Prepaid expenses and other current
             assets                                     (66,910)        (12,846)        27,105          28,660
           Accounts payable and other current
             liabilities                                106,497         (25,681)      (200,703)        276,212
           Billings in excess of costs and
             estimated earnings on uncompleted
             contracts                                  634,122          25,685       (137,247)         74,060

                 Net cash used by operating
                    activities                         (104,769)     (2,584,034)      (940,459)     (2,511,568)

Cash provided by (used by)investing activities:
   Acquisition of property and equipment               (118,608)       (182,011)      (440,079)       (413,907)
   Increase in patent and trademark costs               (47,865)        (92,390)       (64,766)       (131,652)
   Investment in Taiwan joint venture                (1,375,121)           -              -            (45,082)
   Proceeds from sale of certificates of deposit
     and other investments                                 -            319,107        117,127            -
   Proceeds from sale of property and equipment            -             63,361            -              -

                Net cash provided by (used by)
                  investing activities             $ (1,541,594)        108,067       (387,718)       (590,641)



      (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

                                                      Five Months
                                                        Ended
                                                       March 31,               Year Ended October 31,
                                                         1997             1996          1995            1994
Cash flows provided by financing activities:
   Proceeds from borrowings                        $        -               -          212,337            -
   Repayment of debt                                     (34,085)        (83,045)     (250,905)        (36,077)
   Proceeds from sale of common stock, net             4,146,820       3,909,379     1,950,554            -
   Issuance of common stock upon exercise
     of employee options                                  45,000         130,565        76,396         867,871
   Issuance of common stock under employee
     stock purchase plan                                    -             20,267         2,526           8,523
   Issuance of common stock upon exercise of
     underwriter warrants                                   -               -             -             46,600
   Issuance of common stock upon exercise of
     Alcan preemptive right                                 -               -             -            200,511
   Distributions paid to holders of minority
      interest                                           (28,061)        (67,345)      (67,347)        (60,613)

               Net cash provided by financing
                 activities                            4,129,674       3,909,821     1,923,561       1,026,815

               Increase (decrease) in cash and
                 cash equivalents                      2,483,311       1,433,854       595,384      (2,075,394)

Cash and cash equivalents at beginning of period       3,230,246       1,796,392     1,201,008       3,276,402

Cash and cash equivalents at end of period           $ 5,713,557       3,230,246     1,796,392       1,201,008

Interest paid in cash during the period              $   276,591          82,494        89,133          72,638

Non-cash investing and financing transactions:

   In December 1996, the Company financed an additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,345,285 (see note 5).

   In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the five months ended
   March 31, 1997, there were no such transactions.  For the years ended
   October 31, 1996, 1995 and 1994, the Company issued 13,666, 32,130 and
   24,364 shares of common stock for options exercised for an aggregate exercise price of $10,250, $22,130 and $53,649, respectively, for which the Company received 2,000, 5,365 and 6,813 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired. In accordance with the provisions of the Company's stock option plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the five months ended March 31, 1997, the Company issued 20,105 shares of common stock for an aggregate exercise price of $17,830 for which the Company received promissory notes for the same amount. For the years ended
   October 31, 1996, 1995 and 1994, the Company issued 13,395, 2,900 and 48,352 shares of common stock for an aggregate exercise price of $13,395, $1,750 and $18,727, respectively, for which the Company received promissory notes for the same amount.

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

      The minority interests as of March 31, 1997, and October 31, 1996, consisted of the other stockholders' ownership interests in a subsidiary of the Company. See Note 4.

     (c)  Cash and Cash Equivalents

      The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

     (d)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

      (e)  Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years, except for the building which is depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

      (f)  Investment in Taiwan Joint Venture

      The Company's investment in a joint venture located in Taiwan is accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the joint venture. Income or loss recognition is limited to the extent of the Company's investment in, advances to and guarantees of the joint venture. Commencing with the five months ended March 31, 1997, due to timing considerations, the financial position and results of operations

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      for the Taiwan joint venture are included in the Company's consolidated financial statements on a three-month time lag. Accordingly, the consolidated statements of operations, stockholders' equity and cash flows include activity of the Taiwan joint venture for the two months ended December 31, 1996, and the twelve months ended October 31, 1996, 1995 and 1994. Similarly, the accompanying consolidated balance sheets and related footnote disclosures as of March 31, 1997, and October 31, 1996, include the financial position of the Taiwan joint venture as of December 31, 1996, and October 31, 1996, respectively. The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture were calculated using the average rates in effect during the respective two and twelve month periods ended December 31, 1996, and October 31, 1996, 1995 and 1994, respectively and the spot rates in effect at the respective December 31, 1996, and October 31, 1996, balance sheet dates.

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

      Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined.

      Contract costs include all direct materials, subcontract and labor costs. General and administrative costs and other indirect costs are

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

      Revenue relating to cost-plus type contracts is recognized as costs are incurred. Revenue relating to "milestone billing" contracts is recognized upon completion of the various stages (milestones) of the project, based upon the contractual amounts.


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

     (l)   Equity Instruments Issued for Non-Employee Services

      The Company periodically issues common stock to non-employees for services rendered. The cost of these services is recorded based upon the fair market value of the Company's common stock on the date of issuance.

      (m)  Foreign Currency Translation

      The net assets of the foreign investment of the Company is translated at the appropriate period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense).

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      (n)  Loss Per Common Share

      Loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents were not included in the computations because their effect was anti-dilutive. The fair value of the pre-emptive rights arising from the issuance of employee stock options during the five months ended March 31, 1997, has been treated in a manner similar to a preferred stock dividend in the calculation of net loss per common share. The estimated aggregate fair value of these rights was $201,000.

      (o)  Use of Estimates

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

      (p)  Reclassifications

      Certain prior year amounts have been reclassified to conform to the current period presentation.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(2)  Revenue in Excess of Billings and Billings in Excess of Revenue

     At March 31, 1997, the estimated period to complete contracts in process ranged from 1 to 15 months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 1997, within one year.

     The following summarizes contracts in process at March 31, 1997, and October 31, 1996:

                                                 March 31,       October 31,
                                                   1997              1996
      Costs incurred on uncompleted
         contracts                            $ 3,158,704        1,081,352
      Estimated earnings                          490,407          596,765
                                                3,649,111        1,678,117

       Less billings to date                   (4,117,033)      (1,524,319)

                                              $  (467,922)         153,798

       Included in the accompanying balance
         sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts             $  191,885          179,483
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts               (659,807)         (25,685)

                                               $ (467,922)         153,798

(3)   Inventories

      Inventories at March 31, 1997, and
        October 31, 1996 consists of:
                                                 March 31,      October 31,
                                                   1997             1996

            Raw materials                      $  283,155          273,527
            Work in process                        69,460           55,996
            Finished products                      72,776           78,622

                                               $  425,391          408,145

(4)   Limited Liability Company

   In September 1992, the Company and a private investor formed a Colorado limited liability company to acquire, own and maintain a 40,000 square-foot facility in Golden, Colorado, and the surrounding land. This facility serves

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



   as the Company's corporate headquarters. Ownership in this limited liability company is divided equally between the Company and the private investor. However, the Company is deemed to have a controlling interest in the limited liability company by virtue of the operating agreement which authorizes the Company to make all decisions with respect to the business of the limited liability company, subject only to certain protective rights of the private investor, and by virtue of the lease agreement with the limited liability company covering the entire facility. The limited liability company is, therefore, accounted for as a consolidated subsidiary. Minority interest in consolidated subsidiary represents the private investor's allocable portion of the equity of the consolidated subsidiary.

(5)   Investment in Taiwan Joint Venture

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

   During 1995, the Company was unable to make payments for additional capital call obligations under the Joint Venture Agreement. The Company, KYMCO and TLT entered into a Waiver and Option Agreement (the "Option Agreement") on June 12, 1995, whereby KYMCO agreed to first purchase those shares of Taiwan UQM underlying the Company's additional capital call obligations in the amount of $1,403,493. Under the Option Agreement, the Company had the option to repurchase these shares from KYMCO for the additional capital call amount, plus interest at 10% per annum. The purchase by KYMCO of the shares related to the Company's additional capital call obligations was accounted for as a financing arrangement. Accordingly, for financial reporting purposes, at October 31, 1995, the Company recorded $1,403,493 as an addition to its investment in the joint venture and as a note payable to the joint venture participant. The note payable remained outstanding at October 31, 1996, with the decrease in its recorded value to $1,375,121 due to exchange rate fluctuations.

   The Company exercised its option prior to the November 30, 1996, expiration date of the option and tendered cash to repay the principal amount due to the joint venture participant. The related interest and taxes due under the Option Agreement were also paid in conjunction with the payment of the principal amount.

   In December 1996, Taiwan UQM made an additional capital call which was payable in two equal installments due March 1, 1997, and June 1, 1997, with interest accruing at 10% per annum. The Company's 39% share of the December
   1996 capital  call was  $1,345,285.   Although 50%  of the  Company's

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




   obligation was payable March 1, 1997, it was not paid until April 17, 1997, at which time the entire obligation plus accrued interest was paid. Therefore, the note payable remained outstanding at March 31, 1997.

   Summarized unaudited financial information for Taiwan UQM is as follows:

                                                  December 31,    October 31,
        Financial Position                            1996           1996

        Current assets                           $   889,881        330,826
        Noncurrent assets-land and
          construction in process                  4,542,142      3,196,300

               Total assets                        5,432,023      3,527,126

        Current liabilities                          607,453         19,816
        Noncurrent liabilities                          -             3,361
        Stockholders' equity                       4,824,570      3,503,949

               Total liabilities and equity      $ 5,432,023      3,527,126


                                                  Two Months
                                                     Ended        Year Ended
                                                  December 31,    October 31,
        Results of Operations                         1996            1996

        Revenue                                  $    10,123           -
        Expenses                                      56,403        128,214

        Net loss                                 $   (46,280)      (128,214)



(6) Other Current Liabilities

    Other current liabilities at March 31, 1997, and October 31, 1996, consists of:
                                                     March 31,      October 31,
                                                      1997             1996

       Accrued interest                            $  39,218        214,002
       Accrued legal and accounting fees              37,171         45,237
       Accrued payroll, consulting,
         personal property taxes and real
         estate taxes                                 67,207         52,585
       Refund of overpayment                         250,005           -
       Other                                          65,622         88,750

                                                   $ 459,223        400,574

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




(7) Long-term Debt

    Long-term debt at March 31, 1997, and October 31, 1996, consists of:

                                                     March 31,     October 31,
                                                       1997            1996
       Note payable to bank, payable in
          monthly installments with interest at
          9.1%; matures October 2007; secured
          interest at a by land and building
          with a net book value of
          $1,575,420                                 $ 771,398        789,793

      Note payable to bank, payable in
          monthly installments with
          interest at 12%; repaid
          in March 1997                                   -            15,690

               Total long-term debt                    771,398        805,483

        Less current portion                            45,180         61,094

               Long-term debt, less current
                 portion                             $ 726,218        744,389

   The annual aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

                   1998                         $  45,180
                   1999                            49,528
                   2000                            54,597
                   2001                            59,523
                   2002                            65,255
                   Thereafter                     497,315

                                                $ 771,398

(8)   Income Taxes

   Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




                                  March 31,       Year Ended October 31,
                                    1997       1996       1995        1994

   Computed "expected" tax
       benefit                  $ (408,369)  (987,613)  (452,347) (1,154,421)
   Increase (decrease) in
       taxes resulting from:
          Increase in
            valuation
            allowance for
            net deferred
            tax assets             407,443    985,132    450,383   1,142,656
          Other, net                   926      2,481      1,964      11,765

     Income tax benefit         $     -           -          -           -

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                        March 31,        October 31,
                                           1997              1996

       Deferred tax assets:
          Research & development
             credit carryforwards    $     61,188            61,188
           Net operating loss
             carryforwards              5,728,676         5,321,233

                 Total deferred
                   tax assets           5,789,864         5,382,421

        Less valuation allowance        5,789,864         5,382,421

                 Deferred tax assets,
                   net of valuation
                   allowance         $       -               -

    As of March 31, 1997, the Company had net operating loss carryforwards
   (NOL) of approximately $18.3 million for US income tax purposes which expire in varying amounts through 2012. Approximately $1.4 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. At October 21, 1991, the Company experienced an ownership change for purposes of Section 382 subjecting approximately $2.8 million in NOLs to an annual usage limitation of approximately $0.9 million. The amount of this annual limitation is sufficient to allow for the utilization of the entire amount of these NOLs prior to expiration should sufficient taxable income be generated.

    Future ownership changes under Section 382 could occur that would result in an additional Section 382 limitation which would further restrict the use of NOLs. In addition, the Section 382 limitation could be reduced to zero if

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



    the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(9) Stockholders' Equity

    Alcan

    Alcan Aluminum Limited (Alcan) and certain affiliates of Advent International Corporation (Advent) and Techno-Venture U.S.A., Inc. (Techno), significant stockholders, have preemptive rights to acquire 16.7%, 13.1% and 2.1%, respectively, of the Company's shares of common stock offered in any offering for so long as they hold any shares of the Company's common stock. In June 1997, Advent and Techno sold their holding in the Company to various investors and the preemptive rights granted to Advent and Techno were terminated.

    Additionally, Alcan has the right of first refusal to purchase any private placement equity securities to be issued or sold to third parties if such issuance would cause such parties to become the beneficial owner of more than 5% of any class of the Company's equity securities. Separately, the Company's Chairman, who holds or has the right to acquire 982,438 shares of the Company's common stock, has granted Alcan a right of first refusal to purchase any shares to be sold or transferred by the Chairman in any public or private sale.

    Private Placement

    During fiscal 1995, the Company completed three private placements of common stock with institutions outside of the United States. In total, 581,111 shares of common stock were privately placed at $3.60 per share.

    During fiscal 1996, the Company completed several private placements of common stock with institutional and private investors outside of the United States. In total 928,676 shares were placed at between $3.30 and $4.75 per share. In addition, 129,032 shares of common stock were sold to Invacare Corporation in a private placement, at $3.88 per share.

    During the five months ended March 31, 1997, the Company completed one private placement of common stock with institutional and private investors outside of the United States. In total 1,289,288 shares of common stock were privately placed at $3.50 per share.

(10) Common Stock Options and Warrants

     The Company has three stock option plans, the 1982 and 1992 Incentive and Non-Qualified Stock Option Plans and the Non-Employee Director Stock Option Plan. In October 1995, the Financial Accounting Standards Board issued

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This standard defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has elected to continue to account for its employee stock compensation plans using the method prescribed by APB 25 and, accordingly, because the Company grants its options at or above the current market value, no compensation cost has been recognized for stock options granted under the Company's stock option plans. Had the Company reported compensation cost as determined by the fair value method of accounting for option grants under its stock option plans as prescribed by SFAS 123, net loss and net loss per common share would have been the proforma amounts indicated.

                                           Five Months
                                             Ended            Year Ended
                                         March 31, 1997     October 31, 1996

        Net loss - as reported          $ (1,201,085)        (2,904,743)
        Net loss - pro forma            $ (1,462,974)        (3,243,964)
        Net loss per common share -
           as reported                       $(.12)              (.26)
        Net loss per common share -
           pro forma                         $(.14)              (.29)

     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following assumptions:

                                          Five Months
                                             Ended            Year Ended
                                         March 31, 1997     October 31, 1996

        Expected volatility                  47.6%              49.1%
        Expected dividend yield               0.0%               0.0%
        Risk free interest rate               6.4%               5.6%
        Expected life of options
           granted                           6 years            6 years
        Fair value of options granted
          as computed under the Black
          Scholes option pricing model   $1.79 per share    $2.22 per share

     Pro forma net loss reflects only options granted in the five months ended March 31, 1997, and the year ended October 31, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option vesting periods (ranging from 1 to 3 years) and compensation cost for options granted prior to November 1, 1995, is not considered.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     Incentive and Non-Qualified Option Plans

     The Company reserved 4,104,000 shares of common stock for key employees, consultants and key supplier under its Incentive and Non-Qualified Option Plans of 1992 and 1982. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three year period. The maximum number of shares that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 500,000 shares. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

     The following table summarizes activity under the plans during the last three fiscal years and the five months ended March 31, 1997:

                                            Shares Under     Weighted-Average
                                               Option         Exercise Price

        Outstanding at October 31, 1994      1,914,533            $5.02
        Granted                                100,000             5.00
        Exercised                              (64,786)            1.55
        Forfeited                              (97,515)            5.38

        Outstanding at October 31, 1995      1,852,232             5.12
        Granted                                590,000             4.15
        Exercised                             (100,542)            1.53
        Forfeited                             (315,978)            5.63

        Outstanding at October 31, 1996      2,025,712             4.94
        Granted                                500,000             3.31
        Exercised                              (40,105)            1.57
        Expired                                (30,000)            5.00
        Forfeited                               (4,151)             3.31

        Outstanding at March 31, 1997        2,451,456             4.66

        Exercisable at March 31, 1997        1,566,715             4.97

     The following table presents summarized information about stock options outstanding at March 31, 1997:

                                Options Outstanding                   Options Exercisable
                                     Weighted
                       Number         Average         Weighted         Number       Weighted
      Range of      Outstanding      Remaining         Average       Exercisable     Average
  Exercise Prices   at 3/31/97   Contractual Life   Exercise Price   at 3/31/97   Exercise Price
   $0.50 - 1.00        113,117       3.0 years          $0.79          113,117        $0.79
    2.25 - 3.31        649,849       8.6 years           3.06          154,000         2.25
    3.50 - 5.00        884,555       7.5 years           4.03          595,663         3.99
    5.38 - 8.13        803,935       6.8 years           7.20          703,935         7.07
    0.50 - 8.13      2,451,456       7.4 years           4.66        1,566,715         4.97

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

     The following table summarizes activity under the plan:

                                               Shares under     Per share
                                                 option       exercise price

     Granted during 1994 and outstanding at
       October 31, 1994                           48,000       $ 5.38 - 6.25
     Granted                                      61,333         5.00 - 5.13

      Outstanding at October 31, 1995            109,333         5.00 - 6.25
      Granted                                     32,000         4.38

     Outstanding at October 31, 1996
       and March 31, 1997                        141,333         4.38 - 6.25

     At March 31, 1997, options to purchase 83,556 shares were exercisable.

     Warrants

     In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share, being the market value of the Company's stock at the time of issuance or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire August 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. All of these warrants remain outstanding at March 31, 1997.

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. Warrants to acquire 200,000 shares of common stock vested on January 20, 1994, and the remaining 100,000 shares vested on January 20, 1995. The warrants were exercisable for a period of five years, expiring on January 19, 1999, at a price of $7.63 per share. Further, the warrants were redeemable on a one-time basis only through June 30, 1994, for a like number of warrants, at the then current fair market value of the Company's common stock with otherwise identical terms. On April 18, 1994, the warrants were redeemed in accordance with the above provision for a like

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     number of warrants which are exercisable at a price of $6.00 per share, the market price of the common stock of the Company at the date of redemption. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at March 31, 1997. The estimated fair value of the warrants issued of $50,000 was recorded as compensation for the investment banking services rendered in 1995.

     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July 21, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at March 31, 1997.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share on February 27, 1996, 38,100 shares of the Company's common stock at $5.00 per share on May 31, 1996, and 50,000 shares at $4.25 per share on September 30, 1996, being the market price of the common stock of the Company at the date of each respective grant. The warrants expire three years from the date of issuance. All of these warrants remain outstanding at March 31, 1997.

     In connection with the 1997 private placement, the placement agents were issued warrants to acquire 225,625 shares of the Company's stock at $3.50 per share on February 27, 1997, being the average of the closing price of the Company' stock for the ten days preceding the closing of such placement. The agents were also issued warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share on February 27, 1997, being 120% of the average closing price of the Company's common stock for the ten days preceding the closing of the placement. All of these warrants remain outstanding at March 31, 1997.

(11) Alcan Agreements

     The Company had previously entered into agreements with Alcan. Under terms of the agreements, the Company's then existing motor technology and technology resulting from development projects for Alcan were cross-licensed between Alcan and the Company. Royalties from the manufacture and sale of licensed products and a portion of royalties received from the sub-licensing of technology to third parties were payable by the licensing party to the other if the technology was commercialized. During 1994, the Company and Alcan executed another agreement, in which Alcan assigned to the Company all of its rights, title and interests in all technology developed under the original agreements between Alcan and the Company. The 1994 agreement further provides that the Company shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology (the Technology). The Company has also agreed to offer to Alcan a first right of refusal to acquire any and all intellectual and proprietary property related to the Technology prior to consummating and assignment or sale of any Technology. In addition, subject to certain conditions, Alcan has agreed to reimburse the Company for 50% of its

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     patent application and maintenance expenditures, up to an amount not to exceed the annual royalties from the Company.

     For the five months ended March 31, 1997, and for the years ended October 31, 1996, 1995 and 1994, the Company recorded royalty expense of $4,077, $9,497, $23,423 and $11,458, respectively, all of which was applied as a reduction of patent application and maintenance expenditures.

(12) Significant Customers

     The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived and the percentage of this revenue as a percentage of total contract services revenue is summarized as follows:

                              Five Months
                                 Ended              Year Ended October 31,
                             March 31, 1997      1996       1995       1994

         Customer A          $ 162,500             -           -         -
                  B            113,229             -           -         -
                  C            176,749             -           -         -
                  D               -             378,640   1,720,347   316,740
                  E               -             202,343     880,420   369,595
                  F               -             194,600        -         -
                  G               -             135,950        -         -
                  H               -                -        657,330      -
                  I               -                -           -      280,496

                             $ 452,478          911,533   3,258,097   966,831

         Percentage of
           contract services
           revenue                65%              63%         81%       59%


     These customers, in total, also represented 49% and 38% of total accounts receivable at March 31, 1997 and October 31, 1996, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $78,532 for the five months ended March 31, 1997, and $800,208, $2,478,350 and $331,440 for the years ended October 31, 1996,
     1995 and 1994, respectively.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

     Long-term debt:

        The carrying amount of the Company's long-term debt approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to the Company.

(14) Employee Benefit Plans

     401(k) Plan

     The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan including the Company's common stock.The Company matches participant contributions on a dollar-for-dollar basis on the participant's contributions up to 5 percent of the participant's salary and 25% of participant contributions in excess of this limit, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $39,535, $90,935, $98,441 and $95,257 for the five months ended March 31, 1997, and for the years ended October 31, 1996, 1995 and 1994, respectively.

     Stock Purchase Plan

     The Company has established a stock purchase plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the stock purchase plan. During the five months ended March 31, 1997, the Company did not issue any shares under the Stock Purchase Plan. During the years ended October 31, 1996, 1995 and 1994, the Company issued 6,668 shares, 511 shares and 1,632 shares of common stock, respectively, under the stock purchase plan.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




(15) Transition Period Comparative Financial Information (Unaudited)

     The following table sets forth certain unaudited statement of operations data for the five months ended March 31, 1996:

         Revenue:
            Contract services                           $   331,761
            Product sales                                   216,325
                                                            548,086
            Operating costs and expenses:
            Costs of contract services                      342,779
            Costs of product sales                          217,800
            Research and development                        610,227
            General and administrative                      535,242
            Depreciation and amortization                   153,106
            Royalty                                           2,637
                                                          1,861,791

                    Operating loss                       (1,313,705)

         Other income (expense):
            Interest income                                  46,214
            Interest expense                                (91,780)
            Equity in loss of Taiwan joint
              venture                                       (16,682)
            Minority interest share of earnings
              of consolidated subsidiary                    (28,588)
            Other                                            37,280
                                                            (53,556)

                    Net loss                            $(1,367,261)

                    Net loss per common share           $   (.13)

         Weighted average number of shares
           of common stock outstanding                   10,708,645



(16) Subsequent Event

     In June of 1997, the Company entered into a strategic relationship with EV Global Motors Company (EVG) to develop and market light electrical transportation products. EVG purchased 1,151,925 shares of the Company's common stock in a private transaction from Alcan and purchased warrants to acquire an additional 350,000 shares of common stock from other sources. Separately, the Company and EVG entered into a stock purchase agreement whereby the Company agreed to purchase 400,000 shares of EVG common stock in exchange for 200,000 shares of the Company's common stock.

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.

                             PART III


Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is hereby incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholder to be held on August 19, 1997, to be filed on or about July 7, 1997, pursuant to Regulation 14A.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)   1. Financial Statements:

                Unique Mobility, Inc. (included in Part II):

                   Independent Auditors' Report.

                   Consolidated Balance Sheets, March 31, 1997 and October 31,
                     1996.

                   Consolidated Statements of Operations for the five months
                     ended March 31, 1997 and each of the years in the three year period ended October 31, 1996.

                   Consolidated Statements of Stockholders' Equity for the five months ended March 31, 1997, and each of the years in the three year period ended October 31, 1996.

                   Consolidated Statements of Cash Flows for five months ended
                     March 31, 1997 and each of the years in the three year period ended October 31, 1996.

                   Notes to Consolidated Financial Statements.

                Taiwan UQM Electric Co., Ltd. (included in Part IV):

                   Independent Auditors' Report.

                   Balance Sheets, December 31, 1996 and 1995.

                   Statements of Income for the year ended December 31, 1996, and the period January 17, 1995 to December 31, 1995.

                   Statement of Changes in Shareholders' Equity for the year
                     ended December 31, 1996 and the period January 17, 1995, to December 31, 1995.

                   Statements of Cash Flows, for the year ended December 31,
                     1996 and the period January 17, 1995 to December 31, 1995.

                   Notes to Financial Statements.


           2. Financial Statement Schedules:

                   INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders of
Taiwan UQM Electric Co., Ltd.

We have examined the balance sheets of Taiwan UQM Electric Co., Ltd. as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1996 and the period January 17, 1995 to December 31, 1995. Our examinations were made in accordance with auditing standards generally accepted in the Republic of China and the regulations governing such examinations and, accordingly, included such tests of accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of Taiwan UQM Electric Co., Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period January 17, 1995 to December 31, 1995, in conformity with accounting principles generally accepted in the Republic of China applied on a consistent basis.


Horwath & Company

Taipei, Republic of China
January 16, 1997

                          TAIWAN UQM ELECTRIC CO., LTD.
                                 BALANCE SHEETS
                             (In Development Stage)
                           December 31, 1996 and 1995
                    (Amounts Expressed in New Taiwan Dollars)

                                                      December 31
                                              1996                     1995
ASSETS                               Amounts         %      Amounts         %

CURRENT ASSETS
   Cash and cash equivalents
     (Notes 2 & 3)                $ 22,510,890    15.08  $ 17,633,984     17.77
   Other receivables                 1,880,181     1.25        64,511      0.06
   Other current assets                 69,657     0.05        26,235      0.03
   Total Current Assets             24,460,728    16.38    17,724,730     17.86

PROPERTY AND EQUIPMENT
   (Notes 2, 4 & 7)
   Cost                                980,842      0.66        -            -
   Less: accumulated depreciation     (108,473)    (0.07)       -            -
   Add: construction in progress
     and prepayment for land       122,507,538     82.04   81,114,412     81.74
   Net                             123,379,907     82.63   81,114,412     81.74

OTHER ASSETS
   Deferred income tax assets
     (Notes 2 & 6)                   1,472,828      0.99      391,844      0.40


TOTAL ASSETS                      $149,313,463    100.00 $ 99,230,986    100.00


                                                      December 31
LIABILITIES AND                               1996                    1995
SHAREHOLDERS' EQUITY                 Amounts         %       Amounts        %

CURRENT LIABILITIES
   Notes payable                   $     4,014       -    $      -          -
   Other notes payable              15,915,177     10.66         -          -
   Accrued expenses (Note 7)           703,820      0.47      392,729      0.01
   Other current liabilities            74,440      0.05       13,788      0.40
   Total Current Liabilities        16,697,451     11.18      406,517      0.41

SHAREHOLDERS' EQUITY
   Common stock-$10 par value,      10,000,000
     shares authorized and issued  100,000,000     66.97  100,000,000    100.77
   Capital received in advance      37,050,000     24.81        -           -
   Deficit in development stage
     (Note 5)                       (4,433,988)    (2.96)  (1,175,531)    (1.18)

   Total Shareholders' Equity      132,616,012     88.82   98,824,469     99.59

TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY        $149,313,463    100.00 $ 99,230,986    100.00

(See accompanying notes to financial statements)

                         TAIWAN UQM ELECTRIC CO., LTD.
                             STATEMENTS OF INCOME
                            (In Development Stage)
                     For the Year Ended December 31 ,1996
              and the Period January 17, 1995 to December 31,1995
                   (Amounts Expressed in New Taiwan Dollars)

                                                             January 17,1995 to
                                 1996            1995         December 31, 1996
NET SALES                      $    -          $   -            $    -

COST OF GOODS SOLD                  -              -                 -

GROSS PROFIT                        -              -                 -

OPERATING EXPENSES (Note 7)    (4,617,699)    (1,819,488)       (6,437,187)

OPERATING LOSS                 (4,617,699)    (1,819,488)       (6,437,187)

NON-OPERATING INCOME
   Interest income                278,258        252,113           530,371
INCOME BEFORE INCOME TAX       (4,339,441)    (1,567,375)       (5,906,816)

INCOME TAX
   (Notes 2 & 6)
   Current tax expense              -              -                 -
   Deferred tax benefit         1,080,984        391,844         1,472,828

NET LOSS                      $(3,258,457)   $(1,175,531)      $(4,433,988)

EARNINGS PER SHARE
   Net loss                   $     (0.33)   $     (0.31)


(See accompanying notes to financial statements)

                         TAIWAN UQM ELECTRIC CO., LTD.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In Development Stage)
                      For the Year Ended December 31,1996
              and the Period January 17, 1995 to December 31,1995
                   (Amounts Expressed in New Taiwan Dollars)

                                  Common Stock Issued
                                                          Capital     Deficit in
                                                          Received   Development
                                  Shares      Amounts    in Advance     Stage

INITIAL PAID-IN CAPITAL,
  JANUARY 17,1995                2,500,000 $ 25,000,000 $    -       $    -

Capital increase by cash         7,500,000   75,000,000      -            -

Net loss for the period
  January 17, 1995 to
  December 31,1995                   -           -           -       (1,175,531)

BALANCE, DECEMBER 31,1995       10,000,000  100,000,000      -       (1,175,531)

Capital received in advance          -            -      37,050,000            -

Net loss for 1996                    -            -                  (3,258,457)

BALANCE, DECEMBER 31, 1996      10,000,000 $100,000,000 $37,050,000 $(4,433,938)

               (See accompanying notes to financial statements)

                       TAIWAN UQM ELECTRIC CO., LTD.
                         STATEMENTS OF CASH FLOWS
                          (In Development Stage)
                        For the Year Ended December 31, 1996
             and the Period January 17, 1995 to December 31, 1995
                 (Amounts Expressed in New Taiwan Dollars)

                                                            January 17, 1995 to
                                          1996        1995    December 31,1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $(3,258,457) $(1,175,531)   $ (4,433,988)
  Adjustments:
     Depreciation                         108,473         -            108,473
     Net changes in:
       Other receivables               (1,815,670)     (64,511)     (1,880,181)
       Other current assets               (43,422)     (26,235)        (69,657)
       Deferred income tax assets      (1,080,984)    (391,844)     (1,472,828)
       Notes payable                        4,014          -             4,014
       Accrued expenses                   311,091      392,729         703,820
       Other current liabilities           60,652       13,788          74,440
  Net Cash Used in Operating
    Activities                         (5,714,303)  (1,251,604)     (6,965,907)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and
     equipment                        (26,458,791) (81,114,412)   (107,573,203)

CASH FLOWS FROM FINANCING ACTIVITIES
   Initial paid-in capital and
     capital increase by cash                -     100,000,000     100,000,000
   Increase in capital received
     in advance                        37,050,000         -         37,050,000
   Net Cash Provided by
     Financing Activities              37,050,000  100,000,000     137,050,000

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                          4,876,906   17,633,984      22,510,890

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 17,633,984       -                 -

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                       $22,510,890  $17,633,984    $ 22,510,890

               (See accompanying notes to financial statements)

                  TAIWAN UQM ELECTRIC CO., LTD.
                  NOTES TO FINANCIAL STATEMENTS
                      (In Development State)
                    December 31, 1996 and 1995
            (Amounts Expressed in New Taiwan Dollars)


1.   ORGANIZATION AND NATURE OF BUSINESS

     Taiwan UQM Electric Co., Ltd. (the Company) was incorporated on January 17, 1995, as a company limited by shares under the Company Law of the Republic of China. The Company is mainly engaged in the manufacture and sale of motors, motor controllers and related components. However, the Company was still in development stage as of December 31, 1996, and was mainly engaged in financial planning, recruitment and training, factory construction, etc.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies conform with accounting principles generally accepted in the Republic of China.

   1)     Cash and cash equivalents

     The statements of cash flows are prepared on the basis of cash and cash equivalents. Cash equivalents are short-term and highly liquid investments with original maturities of three months or less.

   2)     Property and equipment

     Property and equipment are stated at cost. Major additions, replacements and betterments are capitalized, while maintenance and repairs are expensed currently.

     Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets. Property and equipment which are depreciated to residual values and are still in use will be depreciated over their remaining useful lives. When assets are retired or disposed of, their cost and related accumulated depreciation are removed from the respective accounts. Any resulting gain or loss is credited or charged to income, and the gain after deducting the applicable income tax is transferred to capital surplus in the following year.

   3)     Income tax

     The Company provides income tax in accordance with Statement of Financial Accounting standards 22 "Accounting for Income Tax." The tax effects of taxable temporary differences are recognized as deferred income tax liabilities, while those of deductible temporary differences, loss carryover and tax credits are recognized as deferred income tax assets. The valuation allowance is provided on the basis of the estimated realizability of deferred income tax assets.

3.   CASH AND CASH EQUIVALENTS
                                                         December 31
                                                   1996             1995

     Cash on hand                            $     26,130    $     8,379
     Checking accounts                             18,647            -
     Demand deposits                           22,466,113      3,625,605
     Time deposits                                  -         14,000,000
     Total                                   $ 22,510,890    $17,633,984


4.   PROPERTY AND EQUIPMENT
                                                        December 31
                                                   1996             1995
     Cost
       Transportation equipment               $   746,306    $      -
       Furniture and fixtures                     234,536           -
       Construction in progress                38,093,247           -
       Prepayment for land                     84,414,291     84,414,412
                                              123,488,380     84,414,412
     Accumulated Depreciation                      82,923           -
       Transportation equipment
       Furniture and fixtures                      25,550           -
                                                  108,473           -
     Net                                     $123,379,907    $84,414,412

     As of December 31, 1996, the Company has signed contracts with Everlight Electric Industrial Co., Ltd. to purchase land and factory, aggregating $86,563,756 and $96,000,000, respectively. The Company has paid $84,414,291 for the land and $36,396,275 for the factory. To secure the transactions, the Company has obtained certain collateral's from Everlight Electric Industrial Co., Ltd. and its affiliate.


5.   RETAINED EARNINGS

     The Company's Articles of Incorporation provide that 10% of annual net income shall be appropriated as legal reserve, and 5% of the remainder shall be appropriated as employees' bonus, the remainder shall be appropriated at the shareholders' meeting in the following year.

6.   INCOME TAX

     1)   Summary of deferred income tax assets or liabilities

                                                        December 31
                                                    1996           1995

     a)Total deferred income tax liabilities  $     -          $   -
     b)Total deferred income tax assets        1,472,828        391,844
     c)Valuation allowance for deferred
          income tax assets                         -              -
     d)Tax effects of temporary differences
                                                      December 31, 1996
                                                    Amounts     Tax effects
      Deferred Organization Cost                  $5,891,311     $1,472,828

                                                      December 31, 1995
                                                    Amounts     Tax effects
      Deferred Organization Cost                  $1,567,375     $  391,844

   2)     Classification of deferred income tax assets and liabilities

                                                         December 31
                                                     1996           1995
     Deferred income tax assets - noncurrent      $1,472,828       $391,844
     Valuation allowance                               -              -
                                                  $1,472,828     $  391,844

     Deferred income tax liabilities - noncurrent      -              -
     Net deferred income tax assets - noncurrent  $1,472,828     $  391,844


   3)     Income tax

                                                         December 31
                                                     1996           1995
     Current income tax expense                   $    -         $    -
     Deferred income tax benefit
     Deferred organization cost                    1,080,984        391,884
     Net                                          $1,080,984     $  391,884

7.   RELATED PARTIES TRANSACTIONS

   1)     Related parties and relationship


               Related parties                      Relationship
     Kymco Motor Co., Ltd.                    Major shareholder

     Turn Luckily Technology Co., Ltd.        Major shareholder

     Everlight Electric Industrial Co., Ltd.  Its major shareholder is the director of the Company

     DJ ATO Components Corp.                  Invested by the Company's
                                              major shareholder

   2)     Significant transactions with related parties

     a) Rental expense and related payable
                                          1996                        1995
                                  Rental                    Rental
                                  expense       Payable     expense    Payable
     Turn Luckily Technology
       Co., Ltd.                  $ 40,000     $    -     $181,500    $85,575
     DJ ATO Components Corp.       257,143          -        -           -
     Total                        $297,143     $    -     $181,500    $85,575

     b) Property and equipment
                                          1996               Amount Paid as of
                               Transactions  Total amount    December 31, 1996
     Everlight Electric          Purchase
        Industrial Co. Ltd.       of land    $86,563,756        $84,414,291
                                             plus land value
                                             increment tax
     Everlight Electric
        Industrial Co., Ltd.    Purchase of   $96,000,000
                                factory                          $36,396,275

                                          1995                Amount paid as of
        Everlight Electric     Transactions  Total Amount     December 31, 1995
        Industrial Co., Ltd    Purchase of   $87,994,507        $81,114,412
                                   land      Plus land value
                                             increment tax

  (b)   Reports on Form 8-K:

               Report regarding Memorandum of Understanding for the formation of a strategic alliance to import, distribute and market electric scooters dated June 18, 1997.

               Report regarding completion of offering of common stock pursuant to Regulation S and Regulation D dated March 31, 1997.

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

          10.6 Amendment to Shareholder Agreement dated March 25, 1992 between Unique Mobility, Inc., Ray A. Geddes and Alcan International Limited. Reference is made to Exhibit 19.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.

          10.6 Unique Building Partners, Ltd. Liability Co. Operating Agreement dated September 16, 1992. Reference is made to Exhibit 10.33 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

          10.8 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to
               Exhibit 10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

          10.9 Amended Warrant Agreements between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno Venture U.S.A., Inc. Reference is made to exhibits 10.1 through
               10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993, (No. 0-9146) which is incorporated herein by reference.

          10.10 Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

          10.11 Warrant Agreement with Arnhold and S. Bleichroeder, Inc. Reference is made to Exhibit 10.41 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended
                October 31, 1993 which is incorporated herein by reference.

          10.12 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

          10.13 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994
                (No. 0-9146) which is incorporated herein by reference.

          10.14 Amendment to the 401(k) Savings Plan of Unique Mobility, Inc. dated January 18, 1995. Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

          10.15 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. dated December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

          10.16 Stock Purchase Agreement by and among Unique Mobility, Inc. and Invacare Corporat on dated December 7, 1995. Reference is made to exhibit 10.36 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, (No. 1-10869)which is incorporated herein for reference.

          10.17 Amendment to the Stock Purchase Agreement by and among Unique Mobility Inc. and Invacare Corporation. Referenced is made to exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, (No. 0-9146) which is incorporated herein by reference.

          21    Subsidiaries of the Company

          23.1  Consent of KPMG Peat Marwick LLP.

          23.2  Consent of Horwath & Co. (Taiwan)

          27    Financial Data Schedule

   (d) Financial Statement Schedules

                None.

                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 26th day of June, 1997.

                      UNIQUE MOBILITY, INC.,
                      a Colorado Corporation

                   By: "Ray A. Geddes"
                       Ray A. Geddes
                       Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Unique Mobility, Inc., in the capacities indicted and on the date indicated.

Signature                  Title                          Date


                         Chairman of the Board of Directors
"Ray A. Geddes"          (Principal Executive Officer)         June 26, 1997
 Ray A. Geddes

                          Treasurer and Controller
                          (Principal Financial and
"Donald A. French"        Accounting Officer)                  June 26, 1997
 Donald A. French


"William G. Rankin"       President and Director               June 26, 1997
 William G. Rankin


"Francis S.M. Hodsoll"    Director                             June 26, 1997
 Francis S.M. Hodsoll


"H. J. Young"             Director                             June 26, 1997
 H. J. Young


"J. B. Richey"            Director                            June 26, 1997
 J. B. Richey