Form 10-Q
period 1997-06-30
UNIQUE MOBILITY INC
filed 1997-08-14
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON,  D.C.  20549

                        FORM 10-Q

       [X]     Quarterly report pursuant to Section 13 or 15 (d)
           of the Securities Exchange Act of 1934

       [ ]     Transition Report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1997

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at August 12, 1997 was 13,827,424.

                 PART I - FINANCIAL INFORMATION


             UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets


                                                       June 30,    March 31,
Assets                                                   1997        1997
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $  3,230,518  5,713,557
   Accounts receivable (note 9)                           434,271    389,314
   Costs and estimated earnings in excess of
     billings on uncompleted contracts (note 3)           419,502    191,885
   Inventories (note 4)                                   392,887    425,391
   Prepaid expenses                                        86,498    115,260
   Other current assets                                    16,294     17,675
      Total current assets                              4,579,970  6,853,082

Property and equipment, at cost:
   Land                                                   335,500    335,500
   Building                                             1,438,090  1,438,090
   Molds                                                  102,113    102,113
   Transportation equipment                               235,575    258,675
   Machinery and equipment                              2,037,338  1,963,146
                                                        4,148,616  4,097,524
   Less accumulated depreciation                       (1,850,039)(1,764,288)
       Net property and equipment                       2,298,577  2,333,236

Investment in Taiwan joint venture (note 5)             2,637,542  2,677,730

Patent and trademark costs, net of accumulated
  amortization of $49,383 and $45,551                     558,119    502,297

Other assets                                            1,003,034      4,354




                                                     $ 11,077,242  2,370,699





                                                          (Continued)

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets, Continued




                                                       June 30,     March 31,
Liabilities and Stockholders' Equity                     1997         1997
                                                      (unaudited)
Current liabilities:
   Accounts payable                                  $   251,631     169,403
   Note payable to Taiwan joint venture                     -      1,345,285
   Other current liabilities (note 6)                    227,107     459,223
   Current portion of long-term debt                      45,978      45,180
   Billings in excess of costs and estimated earnings
     on uncompleted contracts (note 3)                   102,224     659,807

       Total current liabilities                         626,940   2,678,898

Long-term debt, less current portion                     714,647     726,218

       Total liabilities                               1,341,587   3,405,116

Minority interest in consolidated subsidiary             390,394     390,784

Stockholders' equity (notes 7 and 11):
      Common stock, $.01 par value, 50,000,000 shares
        authorized; 13,516,094 and 13,042,964
        shares issued                                    135,161     130,430
   Additional paid-in capital                         28,130,910  27,094,170
   Accumulated deficit                               (18,777,712)(18,532,364)
   Notes receivable from officers                        (83,646)    (83,646)
   Cumulative translation adjustment                     (59,452)    (33,791)

       Total stockholders' equity                      9,345,261   8,574,799

Commitments (note 10)





                                                    $ 11,077,242 12,370,699


See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)


                                                       Quarter Ended June 30,
                                                         1997         1996

Revenue:
   Contract services (note 9)                       $  1,029,611    444,281
   Product sales                                         227,551    191,306
                                                       1,257,162    635,587
Operating costs and expenses:
   Cost of contract services                             869,991    318,826
   Cost of product sales                                 158,381    174,698
   Research and development                               98,239    396,122
   General and administrative                            316,761    268,441
   Depreciation and amortization                          51,724     52,952
   Royalty                                                 6,036      2,921
                                                       1,501,132  1,213,960

      Operating loss                                    (243,970)  (578,373)

Other income (expense):
   Interest income                                        51,673     25,970
   Interest expense                                      (24,079)   (54,612)
   Equity in loss of Taiwan joint venture (note 5)       (14,527)    (9,639)
   Minority interest share of earnings of
     consolidated subsidiary                             (16,447)   (17,201)
   Other                                                   2,002        357
                                                          (1,378)   (55,125)
      Net loss                                      $   (245,348)  (633,498)

      Net loss per common share                     $      (.02)     (.06)

Weighted average number of shares of common
  stock outstanding (note 8)                          13,084,151 11,020,857




See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (unaudited)


                                                        Quarter Ended June 30,
                                                           1997       1996
Cash flows used by operating activities:
   Net loss                                          $  (245,348)  (633,498)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation and amortization                     90,902     93,062
        Minority interest share of earnings of
          consolidated subsidiary                         16,447     17,201
        Noncash compensation expense for common stock
          issued for services                               -         7,270
        Equity in loss of Taiwan joint venture            14,527      9,639
        Gain on sale of property and equipment              -          (350)
        Change in operating assets and liabilities:
          Accounts receivable and costs and estimated
             earnings in excess of billings on
             uncompleted contracts                      (272,574)   (31,687)
          Inventories                                     32,504    (35,480)
          Prepaid expenses and other current assets       30,143     26,272
          Accounts payable and other current liabilities(149,888)   (90,936)
          Billings in excess of costs and estimated
            earnings on uncompleted contracts           (557,583)   (73,952)

              Net cash used by operating activitie    (1,040,870)  (712,459)

Cash provided by (used by) investing activities:
   Acquisition of property and equipment                 (51,092)   (58,622)
   Increase in patent and trademark costs                (59,653)   (25,530)
   Investment in Taiwan joint venture                 (1,345,285)      -
   Proceeds from sale of assets                             -           350
   Proceeds from sale of certificates of deposit
     and other investments                                  -       319,107

              Net cash used by investing activities  $(1,456,030)   235,305




                                                                   (Continued)

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows, Continued
                                (unaudited)


                                                       Quarter Ended June 30,
                                                        1997           1996
Cash flows provided by financing activities:
   Repayment of debt                                 $  (10,773)   (20,790)
   Proceeds from sale of common stock, net                 -       598,411
   Issuance of common stock upon exercise of
     employee options                                    30,259     45,000
   Issuance of common stock under employee stock
     purchase plan                                       11,212     14,152
   Distributions paid to holders of minority interest   (16,837)    (16,836)

             Net cash provided by financing activities   13,861     619,937

Increase (decrease) in cash and cash equivalents     (2,483,039)    142,783

Cash and cash equivalents at beginning of quarter     5,713,557   2,001,028

Cash and cash equivalents at end of quarter         $ 3,230,518   2,143,811

Interest paid in cash during the quarter            $    57,336      20,718


Non-cash investing and financing transactions:

 During the quarter ended June 30, 1997 and 1996 the Company recorded unrealized foreign currency losses related to its investment in Taiwan UQM in the amount of $25,661 and $5,257, respectively.

 In June, 1997, a warrant holder exercised warrants to acquire 395,000 shares of common stock on a cashless exchange basis resulting in the issuance of 249,154 shares of common stock based upon a fair market value of the commmon stock on the date of exchange of $6.50 per share.

 In June, 1997 the Company exchanged 200,000 shares of its common stock for 400,000 shares of EV Global Motors Company. The aggregate value of the shares on the date of exchange was $1,000,000.

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

(2) Certain financial statement amounts have been reclassified for comparative purposes.

(3) The estimated period to complete contracts in process ranged from one to twelve months at June 30, 1997, and from one to fifteen months at March 31, 1997. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. Contracts in process consist of the following:

                                          June 30, 1997    March 31, 1997
                                           (unaudited)
    Costs incurred on uncompleted
      contracts                           $ 1,810,046         3,158,704
    Estimated earnings                        604,948           490,407
                                            2,414,994         3,649,111

    Less billings to date                  (2,097,716)       (4,117,033)

                                          $   317,278          (467,922)

    Included in the accompanying
      balance sheets as follows:
         Costs and estimated earnings
           in excess of billings on
            uncompleted contracts         $   419,502           191,885
         Billings in excess of costs
            and estimated earnings on
            uncompleted contracts            (102,224)         (659,807)

                                          $   317,278          (467,922)


(4) Inventories consist of:

                                          June 30, 1997     March 31, 1997
                                           (unaudited)

     Raw materials                        $  203,001           283,155

     Work in process                         105,495            69,460

     Finished products                        84,391            72,776

                                           $ 392,887           425,391

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

     In December 1996, Taiwan UQM made an additional capital call which was payable in two equal installments due March 1, 1997, and June 1, 1997, with interest accruing at 10% per annum. The Company's 39% share of the December 1996 capital call was $1,345,285. Although 50% of the Company's obligation was payable March 1, 1997, it was not paid until April 17, 1997, at which time the entire obligation plus accrued interest was paid.

     Summarized unaudited financial information for Taiwan UQM is as follows:


     Financial Position                 March 31, 1997    December 31, 1996
                                          (unaudited)

     Current assets                      $ 1,349,704             889,881
     Noncurrent assets-
       land and construction in process    5,502,953           4,542,142

             Total assets                  6,852,657           5,432,023

     Current liabilities                      42,903             607,453
     Noncurrent liabilities                   46,826                -
     Stockholders' equity                  6,762,928           4,824,570

             Total liabilities
               and equity                $ 6,852,657           5,432,023



                                          Quarter Ended      Quarter Ended
     Results of Operations                March 31, 1997     March 31, 1996
                                           (unaudited)        (unaudited)

     Revenue                              $    32,895              4,741
     Expenses                                 (70,144)           (29,456)

     Net loss                             $   (37,249)           (24,715)

              UNIQUE MOBILITY, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued
                            (unaudited)


(6)  Other current liabilities consist of:

                                       June 30, 1997    March 31, 1997
                                        (unaudited)

     Accrued interest                   $   5,769            39,218

     Accrued legal and accounting fees     27,162            37,171

     Accrued payroll, consulting,
       personal property and real
       estate taxes                        89,340            67,207

     Refund of overpayment                   -              250,005

     Other                                104,836            65,622

                                        $ 227,107           459,223


(7) The Company reserved 4,104,000 shares of common stock for key employees, consultants and key supplier under its Incentive and Non-Qualified Option Plans of 1992 and 1982. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three year period. The maximum number of shares that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 500,000 shares. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

               UNIQUE MOBILITY, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements, Continued
                            (unaudited)


The following table summarizes activity under the plans during the last two fiscal years, the five months ended March 31, 1997 and the three months ended June 30,1997:

                                           Shares Under  Weighted Average
                                              Option     Exercise Price

     Outstanding at October 31, 1995        1,852,232         5.12
     Granted                                  590,000         4.15
     Exercised                               (100,542)        1.53
     Forfeited                               (315,978)        5.63

     Outstanding at October 31, 1996        2,025,712         4.94
     Granted                                  500,000         3.31
     Exercised                                (40,105)        1.57
     Expired                                  (30,000)        5.00
     Forfeited                                 (4,151)        3.31

     Outstanding at March 31, 1997          2,451,456         4.66

     Exercised                                (20,000)        2.25

     Outstanding at June 30, 1997           2,431,456         4.69

     Exercisable at June 30, 1997           1,646,715         5.20

     The following table presents summarized information about stock options outstanding at June 30, 1997:

                                Options Outstanding                   Options Exercisable
                                     Weighted
                       Number         Average         Weighted         Number       Weighted
      Range of      Outstanding      Remaining         Average       Exercisable     Average
  Exercise Prices   at 6/30/97   Contractual Life   Exercise Price   at 6/30/97   Exercise Price

   $0.50 - 1.00        113,117       2.7 years          $0.79          113,117        $0.79
    2.25 - 3.31        629,849       8.5 years           3.08          134,000         2.25
    3.50 - 5.00        884,555       7.3 years           4.03          595,663         3.99
    5.38 - 8.13        803,935       6.6 years           7.20          803,935         7.07
    0.50 - 8.13      2,431,456       7.1 years           4.66        1,646,715         4.97



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

               UNIQUE MOBILITY, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements, Continued
                            (unaudited)


     The following table presents summarized activity under the plan:

                                           Shares Under   Per Share
                                              Option    Exercise Price

     Granted during 1994 and
       outstanding at October 31, 1994         48,000   $ 5.38 - 6.25
     Granted                                   61,333   $ 5.00 - 5.13

     Outstanding at October 31, 1995          109,333   $ 5.00 - 6.25
     Granted                                   32,000   $ 4.38

     Outstanding at June 30, 1997             141,333   $ 4.38 - 6.25

     At June 30, 1997, options to purchase 94,223 shares were exercisable.


     In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share, being the market value of the Company's stock at the time of issuance or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants expire in August, 1997, and allow for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price. On June 19, 1997, warrants to acquire 395,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 249,154 shares of common stock. The remaining warrants as to 395,000 shares of common stock remain outstanding at June 30, 1997.

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. Warrants to acquire 200,000 shares of common stock vested on January 20, 1994, and the remaining 100,000 shares vested on January 20, 1995. The warrants were exercisable for a period of five years, expiring in January, 1999, at a price of $7.63 per share. Further, the warrants were redeemable on a one-time basis only through June, 1994, for a like number of warrants, at the then current fair market value of the Company's common stock with otherwise identical terms. In fiscal 1994, the warrants were redeemed in accordance with the above provision for a like number of warrants which are exercisable at a price of $6.00 per share, the market price of the common stock of the Company at the date of redemption. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. The estimated fair value of the warrants issued of $50,000 was recorded as compensation for the investment banking services rendered in fiscal 1995. All of these warrants remain outstanding at June 30, 1997.

               UNIQUE MOBILITY, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements, Continued
                            (unaudited)


     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. All of these warrants remain outstanding at June 30, 1997.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share on February 27, 1996, 38,100 shares of the Company's common stock at $5.00 per share on May 31, 1996, and 50,000 shares at $4.25 per share on September 30, 1996, being the market price of the common stock of the Company at the date of each respective grant. The warrants expire three years from the date of issuance. All of these warrants remain outstanding at June 30, 1997.

     In connection with the 1997 private placement, the placement agents were issued warrants to acquire 225,625 shares of the Company's stock at $3.50 per share on February 27, 1997, being the average of the closing price of the Company's stock for the ten days preceding the closing of such placement. The agents were also issued warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share on February 27, 1997, being 120% of the average closing price of the Company's common stock for the ten days preceding the closing of the placement. All of these warrants remain utstanding at June 30, 1997.

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

(9) The Company has historically derived significant revenue from contract services from a few key customers. The customers from which this revenue has been derived and the percentage of this revenue as a percentage of total contract services revenue is summarized as follows:

                                                       Quarter Ended June 30,
                                                         1997        1996

     Customer: Kia Motors Corporation                 $ 424,881        -
               Koyo Seiko Company                       122,874        -
               Asia Pacific Technology Co., Ltd.        147,575        -
               Ford Motor Company                          -        147,107
               Kwang Yang Motor Co., Ltd.                  -        126,142
                                                      $ 695,330     273,249


     Percentage of contract services revenue              68%         62%

               UNIQUE MOBILITY, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements, Continued
                            (unaudited)


     These customers, in total, also represented 36% and 30% of total accounts receivable at June 30, 1997, and June 30, 1996, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $133,621 and $118,371 for the quarter ended June 30, 1997 and June 30, 1996, respectively.


(10) The Company has entered into employment agreements with three of its officers which expire December 31, 1999. The aggregate annual future compensation under these agreements through the expiration date is $1,069,583.


(11) In June, 1997, the Company entered into a strategic relationship with EV Global Motors Company (EVG) to develop and market light electrical transportation products. EVG purchased 1,151,925 shares of the Company's common stock and warrants to acquire an additional 350,000 shares of common stock in private transactions. Separately, the Company and EVG completed a stock purchase transaction pursuant to which the Company purchased 400,000 shares of EVG common stock in exchange for 200,000 shares of the Company's common stock.

     On July 31, 1997, EVG exercised warrants to acquire 175,000 shares of common stock on a cashless basis resulting in the issuance of 116,053 shares of common stock based upon a fair market value of the common sock on the date Of exchange of $7.13 per share. Warrants to acquire 175,000 shares of common stock remain outstanding which expire on August 25, 1997.

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

Financial Condition

During the first quarter of fiscal 1998 the Company strengthened its strategic relationships and reported improved financial performance.

In April, the Company completed an additional investment of $1.35 million in Taiwan UQM, a Taiwan based manufacturer of electric motors and controls owned jointly by Unique, KYMCO and TLT. This investment raised Unique's total investment in the joint venture to $2.79 million representing 39 percent of the total capitalization of the venture. Unique's investment was coincident with the completion and occupancy by Taiwan UQM of a 45,000 square foot manufacturing facility and adjoining 25,000 square foot office building. Initial manufacturing operations of starter motors and AC generators under a supply agreement with KYMCO are expected to commence later this summer. However, there can be no assurance that the commencement of manufacturing operations will not be delayed.

In June, the Company signed a memorandum of understanding with former Chrysler Chairman Lee Iacocca's new company, EV Global Motors Company (EVG), KYMCO, Taiwan UQM and TLT for the formation of an international strategic relationship to import, distribute and market electric motor scooters in North and South America.

Also in June the Company announced a strategic relationship with EVG to develop electric drive systems for bicycles, scooters and other light vehicles. EVG purchased 1,151,925 shares of the Company's common stock in a private transaction from Alcan Aluminium Limited and purchased warrants from other sources for an additional 350,000 shares. Separately, EVG acquired 200,000 shares of the Company's common stock in exchange for 400,000 shares of EVG common stock raising EVG's beneficial ownership to 12.2% of the Company, makin EVG Unique's largest shareholder. Mr. Iacocca joined Unique's Board of Directors, effective July 1, 1997, and Mr. Geddes, Unique's Chairman and Chief Executive Officer will sit on EVG's Board.

Subsequent to the end of the quarter, the Company announced that it had executed a license and supply agreement to build electric motors for Invacare Corporation (Invacare), the world's leading manufacturer and distributor of home health care products and mobility products for people with disabilities, including power wheelchairs. The motors will be manufactured pursuant to a renewable two-year supply agreement with Unique Power Products, Inc., a newly formed, wholly owned subsidiary of the company. Concurrent with the supply agreement, Unique granted Invacare an exclusive worldwide license covering the commercial use of other Unique designed motors for application in the general field of medical and health care products.

The Company's financial condition remained satisfactory throughout the quarter. Cash and cash equivalents declined $2,483,039 to $3,230,518 at June 30, 1997 from $5,713,557 at March 31, 1997 due principally to the application of cash to operations during the quarter of $1,040,870 and the Company's additional equity investment in Taiwan UQM in the amount of $1,345,285. Working capital (the excess of current assets over current liabilities) declined from $4,174,184 at the beginning of the quarter to $3,953,030 at the end of the quarter.

Accounts receivable rose to $434,271 at June 30, 1997 from $389,314 at March 31, 1997 reflecting higher levels of contract services revenue. The accounts receivable balance at June 30, 1997, represented approximately 35 days revenue compared to 69 days revenue at March 31, 1997.

Costs and estimated earnings on uncompleted contracts rose $227,617 to $419,502 at the end of the first quarter due to milestone billing arrangements on certain commercial and government projects and increased levels of contract services programs generally. Estimated earnings on contracts in process increased $114,541 to $604,948 at June 30, 1997 on total contracts in process of $1,810,046 compared to estimated earnings on contracts in process of $490,407 on total contracts in process of $3,158,704 at March 31, 1997. The increase in estimated earnings is attributable to a greater proportion of contracts with commercial customers and a decline in services applied to "cost-share" type contracts with the U.S. Government. The decrease in total contracts in process is attributable to higher levels of revenue realization during the quarter.

Work in process and finished product inventories rose while raw materials inventory declined during the quarter resulting in an overall decline in inventory levels from $425,391 at the beginning of the quarter to $392,887 at June 30, 1997. The decrease in raw materials inventory is primarily attributable to the transfer of raw materials to work in process during the quarter.

During the first quarter of fiscal 1997 the Company invested $51,092 for the acquisition of property and equipment and $59,653 in the prosecution of its trademarks and patent applications throughout the world compared to $58,622 and $25,530, respectively, for the comparable prior year quarter. The increase in capital expenditures during the quarter was primarily attributable to the construction of a new high power dynamometer test laboratory at the Company's Golden, Colorado facility. The increase in patent and trademark costs is primarily attributable to prosecution of the mark "PowerPhase " throughout the world and ongoing patent continuation fees.

Investment in Taiwan joint venture declined to $2,637,542 at June 30, 1997 reflecting the Company's recording of its proportionate share of the operating losses of Taiwan UQM during the quarter.

Other assets rose to $1,003,034 at the end of the first quarter compared to $4,354 at the beginning of the quarter. The increase is attributable to the Company's acquisition of 400,000 shares of the common stock of EVG in exchange for 200,000 shares of the Company's common stock.

Accounts payable rose to $251,631 at the end of the first quarter compared to $169,403 at March 31, 1997. The increase is primarily attributable to increased component purchases for sponsored development programs and the construction of a new dynamometer test laboratory.

Note payable to Taiwan joint venture declined $1,345,285 during the quarter reflecting the Company's funding of its capital call obligation to Taiwan UQM.

Other current liabilities declined to $227,107 at June 30, 1997 compared to $459,223 at March 31, 1997. The decrease was primarily attributable to the repayment during the first quarter of an inadvertent overpayment submitted by a customer in the prior quarter ended March 31, 1997.

Billings in excess of costs and estimated earnings on uncompleted contracts declined to $102,224 at June 30, 1997 from $659,807 at March 31, 1997 reflecting performance of work on certain sponsored development programs against advance payments deposited by the customer with the Company.

Long-term debt declined $11,571 during the first quarter due to scheduled principal payments on the mortgage debt associated with the Company's facility.

Common stock and additional paid-in capital increased to $135,161 and $28,130,910 at June 30, 1997, respectively, compared to $130,430 and $27,094,170 at March 31, 1997. The increases were due to the issuance of common stock upon the exercise of stock options by employees and consultants of the company, the issuance of common stock under the Company's employee stock purchase program, the cashless exercise of certain warrants and the issuance of common stock associated with the Company's investment in EVG.

Results of Operations

Operations for the quarter ended June 30, 1997, resulted in a net loss of $245,348 or $0.02 per share compared to a net loss of $633,498 or $0.06 per share for the comparable quarter last year.

Revenue derived from contract services was $1,029,611 for the fiscal 1998 first quarter versus $444,281 for the comparable prior year quarter. The increase is attributable to increased levels of sponsored development activities.

Product sales rose to $227,551 during the first quarter of fiscal 1997 from $191,306 for the prior year quarter. The increase is primarily attributable to increased sales of the Company's PowerPhase system.

Gross profit margins for the first quarter of fiscal 1998 declined to 18.2 percent compared to 22.4 percent for the comparable quarter last year. The decline in margins is attributable to lower than expected margins in the Company's contract services business. Gross profit margins from contract services declined to 15.5 percent for the first quarter of fiscal 1998 compared to 28.2 percent for the comparable quarter last year. The decrease in contract services margins is generally attributable to increased material content in sponsored development programs and cost overruns on two commercial sponsored development programs. Gross profit margins on product sales rose to 30.4 percenT during the first quarter compared to 8.7 percent for the comparable prior year quarter. The improvement in product sales margins is attributable to increased sales of the PowerPhase system which carry higher gross margins.

Research and development expenditures during the first quarter of fiscal 1998 declined $297,883 to $98,239 compared to $396,122 for the comparable quarter last year. The decrease is attributable to the deployment of technical personnel on sponsored development activities resulting in the deferral of certain internally funded development activities. Management expects higher levels of research and development costs commencing in the second quarter associated with production planning and launch of volume manufacturing operations.

General and administrative expenses for the quarter ended June 30, 1997 rose to $316,761 from the prior year level of $268,441 due to higher levels of business development, legal and accounting expenditures.

Interest income rose to $51,673 for the quarter ended June 30, 1997 compared to $25,970 during the comparable prior year quarter. The increase is attributable to higher levels of invested cash throughout the quarter.

Interest expense declined to $24,079 for the first quarter of fiscal 1998 compared to $54,612 for the comparable quarter last year. The decrease is attributable elimination of interest costs on the Company's capital call obligations to Taiwan UQM upon extinguishment of the obligation during the quarter.

Equity in loss of Taiwan joint venture rose to $14,527 for the quarter ended June 30, 1997 compared to $9,639 during the comparable quarter last year. The increase is attributable to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity during the quarter ended June 30, 1997, were adequate to meet its operating needs. Net cash used by operating activities was $1,040,870 for the quarter ended June 30, 1997 compared to net cash used by operations for the comparable period last year of $712,459. The decrease is primarily attributable to the performance of sponsored development activities against cash prepayments from customers on deposit with the company increased levels of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and the repayment of an overpaymen to a customer. Cash requirements during the period were funded primarily from cash on hand.

In January 1996, Invacare purchased 129,032 shares of common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000, all of which were applied to fund the development of a wheelchair motor for Invacare. Contingent upon achieving development milestones, Invacare further agreed to purchase additional shares at the then market price, the proceeds of which would be used, in part, to fund the Company's anticipated capital investment in motor manufacturing tools and equipment. In August, the Company completed agreements with Invacare to manufacture motors for its wheelchairs. Coincident to these agreements Invacare will purchase directly the assets required to launch production, such as tooling and dedicated manufacturing equipment in lieu of completing the second investment originally envisioned in the stock purchase agreement. Accordingly, the Company does not anticipate any further sales of its equity securities to Invacare.

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

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto is NT$37,050,000 (US$1,348,300 as of December 1, 1996), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation was due and payable in two equal installments on March 1, 1997 and June 1, 1997. During the first quarter of fiscal 1998, the Company elected to fund the entire capital call obligation in one payment and remitted approximately $1,384,000 including accrued interest of approximately $40,000 in complete satisfaction of its capital call obligation. The Company believes that Taiwan UQM is adequately capitalized to meet its operating cash requirements over the next twelve months. Accordingly, the Company does not anticipate any additional capital calls by Taiwan UQM in fiscal 1998. However, there can be no assurance that additional capital will not be required.

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare. Anticipated capital expenditures for working capital, production machinery, equipment, computer hardware and software are expected to exceed $1.5 million. The Company expects to fund this investment requirement through a combination of existing cash resources and short-term bank lines-of-credit. Although the Company has, to-date, not yet received a commitment for such bank lines-of-credit, Management believes bank lines-of-credit are readily available to the Company on terms acceptable to the Company. The Company believes it has cash resources, over and above those required to launch volume manufacturing operations, sufficient to fund non-manufacturing operations through at least March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        27 Financial data schedule

   (b)  Reports on Form 8-K

        Current Report dated June 18, 1997 regarding a memorandum of understanding to import, distribute and market electric scooters.

        Current Report dated June 30, 1997 regarding a strategic alliance with EV Global Motors Company.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Unique Mobility, Inc.
                                   Registrant


Date: June 13, 1996                By:/s/ Donald A. French
                                      Donald A. French
                                      Treasurer and Controller

                                     (Principal Financial and
                                     Accounting Officer)