Form 10-K/A
period 1996-10-31
UNIQUE MOBILITY INC
filed 1997-09-10
CIK 315449

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

License Agreements

The Company and Alcan Aluminum Limited (Alcan) have entered into an agreement (Assignment Agreement) wherein Alcan assigned to the Company all of its rights, title and interest in all technology previously developed by the Company for or on behalf of Alcan. The Assignment Agreement further provides that the Company shall pay to Alcan royalties on revenue derived from the manufacture and sale of products or processes embodying PM technology, subject to an offset in the amount of one-half of the Company's patent application and maintenance fees related to the PM technology.

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



Customers and Suppliers


The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived and the percentage of total contract services revenue is summarized in the following table:

                                    Year ended October 31,
                               1996        1995        1994
Ford Motor Company,            $378,640    $1,720,347  $316,740
Kwang Yang Motor Co., Ltd.      202,343       880,420   369,595
Pentastar Electronics, Inc.     194,600
Hyundai Motor Company           135,950
Naval Air Systems Command                      657,330
Walt Disney Imagineering                                280,496
                                911,533      3,258,097  966,831
Percentage of total contract
 services revenue                 63%            81%      59%

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


Throughout fiscal 1996, the Company invested significant amounts of capital in the development of a proprietary motor for powered wheelchairs for Invacare as well as in the development of manufacturing processes and facility layout necessary for its manufacture. Primarily as a result, research and development expenditures rose 31 percent to $1,698,352 for fiscal year 1996 compared to $1,298,311 for fiscal 1995.


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


Gross profit margins for fiscal 1996 declined to 15.1 percent compared to 28.7 percent for fiscal 1995 and were 4.2 percent higher than the fiscal 1994 margin of 10.9 percent. The fiscal 1996 decline is attributable to price reductions in the Company's high voltage product line and decreased absorption of overhead costs on sponsored development contracts. Gross profit on contract services was
18.6 percent for fiscal 1996 compared to 31.0 percent in fiscal 1995 and 8.6 percent in fiscal 1994. Gross profit on product sales was 6.7 percent for fiscal 1996 compared to 15.2 percent in fiscal 1995 and 16.3 percent in fiscal 1994.



Research and development expenditures in fiscal 1996 rose $400,041 over the fiscal 1995 level and declined $428,429 from the amount expended during fiscal 1994. The fiscal 1996 increase is attributable primarily to production and facilitization engineering activities associated with the planned launch of volume manufacturing operations for Invacare which accounted for approximately $780,000 or 46 percent of internally-funded research and development expenditures. The decrease from fiscal 1994 expenditures is attributable to a decline in "cost sharing" development contracts which amounted to approximately $440,000 in fiscal 1996 compared to $710,000 for fiscal 1994.



General and administrative expense for fiscal 1996 rose $161,683 over the fiscal 1995 level and declined $142,915 from the amount expended in fiscal 1994. The fiscal 1996 increase was primarily attributable to higher levels of professional services costs ($20,369), commission expenses associated with the sublease of a portion of the Company's facility ($53,483), and legal fees associated with an adverse arbitration award ($15,623). The decrease from the fiscal 1994 expenditure level was primarily attributable to lower levels of legal expenses ($56,952) and reduced staffing of administrative functions ($62,535). During the second quarter of fiscal 1996 an arbitrator awarded compensation and legal fees to a consultant of the Company for work the consultant asserted was performed at the Company's request on its contract with Ford Motor Company and the U.S. Department of Energy. The Company was unable to secure reimbursement of the consultant's costs under the Ford/DOE contract and therefore recorded such costs as a cost of contract services. Legal costs of the arbitration proceeding were recorded as general and administrative expense. The foregoing award represented a complete settlement of all claims by the consultant against the Company.


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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES


Consolidated Statements of Operations


Years Ended October 31, 1996, 1995 and 1994



                                           1996          1995          1994
Revenue:
   Contract services (note 12)         $  1,436,484     4,031,951    1,643,203
   Product sales                            611,213       701,700      708,917
                                          2,047,697     4,733,651    2,352,120


Operating costs and expenses:


   Costs of contract services              1,168,757     2,781,866    1,501,919
   Costs of product sales                    570,481       594,782      593,665

   Research and development                1,698,352     1,298,311    2,126,781
                                           ====================================
   General and administration              1,354,713     1,193,030    1,497,628
                                           ====================================

                                          4,792,303     5,867,989    5,719,993


       Operating loss                    (2,744,606)   (1,134,338)  (3,367,873)


Other income (expense):
   Minority interest share of earnings of
      consolidated subsidiary               (69,400)      (64,627)     (69,517)
   Interest income                          113,582        50,890       98,228
   Interest expense                        (202,798)     (177,051)     (73,813)
   Equity in loss of Taiwan joint
      venture (note 5)                      (45,164)      (11,952)      (3,888)
   Other                                     43,643         6,645       21,507
                                           (160,137)     (196,095)     (27,483)


       Net loss                        $ (2,904,743)   (1,330,433)  (3,395,356)



       Net loss per common share           $(.26)         (.13)        (.35)


Weighted average number of shares of
  common stock outstanding               11,021,742    10,090,778    9,763,391



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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES


Notes to Consolidated Financial Statements, Continued





 (1)  Summary of Significant Accounting Policies (continued)

      (g) Patent and Trademark Costs



          Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by the Company for the filing of patent and trademark applications and the annual fees paid to maintain the patents in good standing . Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.


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


                                                        $ 805,483


 (8)  Income Taxes


     Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the US federal income tax rate of 34% as a result of the following:

                                      Year Ended October 31

                                1996          1995            1994

Computed expected tax benefit   $(987,613)    (452,347)       (1,154,421)
Increase (decrease) in taxes
    resulting from:
        Increase in valuation
        allowance for net
        deferred tax assets       985,132      450,383         1,142,656
        Other, net                  2,481        1,964            11,765

Income tax benefit              $     -            -                -


The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
                                                         October 31

                                                      1996      1995

Deferred tax assets -
    Research and development credit
    carryforwards                             $      61,188     61,188
                                               =======================
    Net operating loss carryforwards              5,321,233  4,336,102
                                             =========================
                Total deferred tax assets         5,382,421  4,397,290
                                             =========================
Less valuation allowance                          5,382,421  4,397,290
                                             =========================


                Deferred tax assets,
                  net of valuation allowance    $      -            -




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


These customers, in total, also represented 38%, 32% and 39% of total accounts receivable at October 31, 1996, 1995 and 1994, respectively.

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


(15)  Subsequent Events


      Additional Capital Call


      In November 1996, the board of directors of Taiwan UQM resolved to make an additional capital call on all joint venture partners due December 1, 1996. The Company's additional capital call obligation approximates $1.35 million as of December 1, 1996. The Company has reached an agreement with the joint venture partners to meet this call obligation by paying 50% of the obligation by March 1, 1997 and the remaining 50% by June 1, 1997. The Company will pay interest at 10% per annum to Taiwan UQM on the outstanding capital call obligation. Should the Company be unable to meet these call obligations, the remaining joint venture participants have the right to purchase the shares otherwise designated for sale to the Company. In that event, the Company's equity interest would be reduced from 39% to 20%. If the Company's equity interest is reduced to 20 percent, it is the belief of the Company that it would continue to exercise significant influence if its equity influence was diluted to 20%. It is the intent of the management of the Company to meet these revised capital call payments and maintain the Company's equity interest in Taiwan UQM at 39%.

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
Richey           Executive Committee,               Technologies & Senior
                 Stock Option Committee             Management, Invacare
                                                    Corporation, since 1992,
                                                    Senior Vice-President and
                                                    American Operations,
                                                    Invacare Corporation, from
                                                    1989 to 1992 and Senior
                                                    Vice President-Product
                                                    Development, Invacare
                                                    Corporation, from 1984 to
                                                    1992. Director, Invacare
                                                    Corporation, Steris
                                                    Corporation and Royal
                                                    Appliance Manufacturing
                                                    Company.



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


23    Consent of KPMG Peat Marwick LLP.


27*     Financial Data Schedule

- - ----------
* Filed with original filing of Form 10-K.

    (d) Financial Statement Schedules


       None.

                              SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 8th day of September, 1997.



                       UNIQUE MOBILITY, INC.,
                       a Colorado corporation

                       By: /s/ Donald A. French
                           Donald A. French, Treasurer