Form 10-QT/A
period 1997-01-31
UNIQUE MOBILITY INC
filed 1997-09-10
CIK 315449

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


                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)




                                                    Quarter Ended January 31,
                                                        1997        1996
Revenue:
   Contract services (note 9)                       $    417,275   188,679
   Product sales                                          74,790   115,633
                                                         492,065   304,312
Operating costs and expenses:


   Costs of contract services                            362,669   234,930
   Costs of product sales                                 67,429   135,879


   Research and development                               351,786  300,337

   General and administrative                            334,366   372,819
                                                         =================


      Operating loss                                   (624,185)  (739,653)


Other income (expense):
   Minority interest share of earnings of
     consolidated subsidiary                            (16,231)   (17,147)
   Interest income                                       27,230     25,703
   Interest expense                                     (61,920)   (55,574)
    Equity in loss of Taiwan joint venture (note 5)     (16,773)    (8,885)
   Other                                                (12,406)       186
                                                        (80,100)   (55,717)
      Net loss                                      $  (704,285)  (795,370)
                                                                  =========
      Net loss attributable to common stockholders
        (note 8)                                    $  (905,285)  (795,370)

      Net loss per common share (note 8)            $    (.08)      (.07)


Weighted average number of shares of common
   stock outstanding (note 8)                        11,755,692 10,609,761


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


(8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the first quarter of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. The fair value of the preemptive rights arising from the issuance of employee stock options during the first quarter of fiscal 1997 has been treated in a manner similar to a preferred stock dividend in the calculation of net loss per common share. The estimated aggregate fair value of these rights, determined using the Black-Scholes option pricing model, was $201,000.


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


Gross profit margins for the first quarter of fiscal 1997 rose to 12.6 percent compared to a negative margin of 21.9 percent for the first quarter of fiscal 1996. The improvement in margins is attributable to improved absorption of overhead costs. Gross profit on contract services was 13.1 percent for the quarter ended January 31, 1997 compared to a negative margin of 24.5 percent for the comparable period last year. Gross profit on product sales was 9.8 percent for the first quarter of fiscal 1997 compared to a negative margin of
17.5 percent for the first quarter last year.



Research and development expenditures during the first quarter of fiscal 1997 rose $51,449 to $351,786 compared to $300,337 for the comparable period last year. The increase is attributable primarily to production and facilitization engineering activities associated with the planned launch of volume manufacturing operations for Invacare which accounted for approximately $261,872 or 75 percent of internally-funded research and development expenditures.


General and administrative expenses for the quarter ended January 31, 1997 declined to $334,366 from the prior year level of $372,819 due to lower levels of consulting ($18,274), legal ($15,341) and travel costs ($7,227).

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


                                           Unique Mobility, Inc.
                                           Registrant


     Date:         September 8, 1997       By:/s/ Donald A. French
                                              Donald A. French
                                              Treasurer and Controller
                                              (Principal Financial and
                                              Accounting Officer)