Form 10-KT/A
period 1997-03-31
UNIQUE MOBILITY INC
filed 1997-09-10
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-KT/A


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

Backlog

At May 31, 1997, the Company had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $2,875,000. The Company expects to complete substantially all of these service contracts during the five month transition period ending March 31, 1997 and the balance during the fiscal year ending March 31, 1998. All such contracts are subject to amendment, modification or cancellation. At January 28, 1997, the Company had unperformed service contracts from customers of approximately $2,750,000.


In addition, the Company had an order backlog for motors and electronic controls at May 31, 1997, with an aggregate sales value of approximately $158,000. The Company expects to ship all of its current backlog of products during fiscal 1998. At January 31, 1997, the Company had an order backlog for products of approximately $70,000.

Customers and Suppliers


The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived and the percentage of total contract services revenue is summarized in the following table:


                             Five Months ended       Year ended October 31,
                              March 31, 1997      1996        1995        1994
Ford Motor Company,                             $378,640    $1,720,347  $316,740
Kwang Yang Motor Co., Ltd.                       202,343       880,420   369,595
Pentastar Electronics, Inc.                      194,600
Hyundai Motor Company                            135,950
Naval Air Systems Command                                      657,330
Walt Disney Imagineering                                                 280,496
General Motors Corporation         162,500
Kia Motors Corp.                   113,229
Asia Pacific Technology, Ltd.      176,749
Total                              452,478       911,533      3,258,097  966,831
================================================================================
Percentage of total contract
 services revenue                      65%           63%            81%      59%
================================================================================

Principal raw materials purchased by the Company include iron, steel, copper wire, neodymium boron iron alloy, fiberglass and epoxy resins. All of the above items are available from several suppliers and the Company generally relies on more than one for each item. Principal purchased products include power electronic switching devices and magnet material which are available from several suppliers.]

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


ITEM 6.          SELECTED FINANCIAL DATA


                      Unique Mobility, Inc.
               Consolidated Selected Financial Data

               Five Months
                  Ended
                 March 31,
                  1997(1)      1996       1995         1994         1993        1992

Contract
Services
Revenue      $   700,132    1,436,484    4,031,951    1,643,203    1,461,568    2,306,070

Product
Sales        $   152,016      611,213      701,700      708,917      695,300      468,508

Operating
Loss         $(1,120,900)  (2,744,606)  (1,134,338)  (3,367,873)  (2,446,574)  (2,240,170)

Net Loss     $(1,201,085)  (2,904,743)  (1,330,433)  (3,395,356)  (2,473,804)  (2,217,207)

Net Loss
Per Common
Share        $   (.12)        (.26)         (.13)        (.35)        (.28)    (.33)

Total
Assets       $12,370,699    8,712,649    7,626,178    5,903,551    7,791,826    4,700,507

Long-term
Obligations  $   726,218      744,389      807,003      886,996      921,758    2,161,376

Cash Divi-
dend Declared
Per Common
Share        $    -0-           -0-          -0-          -0-          -0-      -0-

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


Product sales during the five months ended March 31, 1997, declined to $152,016 compared to $216,325 for the comparable five month period last year due principally to price reductions and lower unit volumes of high voltage products and decreased sales to the solar race car market. Gross profit margins for the five months ended March 31, 1997, increased to 10.3 percent compared to a negative margin of 10.3 percent for the comparable five month period last year. Gross profit on contract services was 9.8 percent for the five months ended March 31, 1997, compared to a negative margin of 13.5 percent for the comparable period last year. Gross profit on product sales for the five months ended March 31, 1997, was 12.9 percent compared to a negative margin of 5.4 percent for the comparable period last year. The increase in contract services margins for the five months ended March 31, 1997, is attributable to increased absorption of overhead costs. The increase in margins on product sales is attributable to lower overhead allocations and improvement in purchased material costs.


Research and development expenditures for the five months ended March 31, 1997, decreased $118,557 to $513,544 for the five months ended March 31, 1997 from the amount expended during the comparable period last year of $632,101. The decrease is attributable to lower levels of internally-funded production and facilitization engineering activities associated with the launch of volume manufacturing operations at the Company's Golden, Colorado facility and lower levels of "cost sharing" type contracts during the five months ended March 31, 1997.


General and administrative expense for the five months ended March 31, 1997, rose $70,267 over the amount expended during the comparable period last year to $695,263. The increase during the five months ended March 31, 1997, was due primarily to the impairment of patent costs which were written off during the period of approximately $55,000 and commission costs on the production design phase of the KYMCO development program of approximately $30,000 which were recorded during the five months ended March 31, 1997.


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


General and administrative expense for fiscal 1996 rose $161,683 over the fiscal 1995 level and declined $142,915 from the amount expended in fiscal 1994. The fiscal 1996 increase was primarily attributable to higher levels of professional services costs ($20,369), commission expenses associated with the sublease of a portion of the Company's facility ($53,483), and legal fees
associated with an adverse  arbitration  award  ($15,623).   The  decrease  from
the fiscal 1994 expenditure level was primarily attributable to lower levels of legal expenses ($56,952)and reduced staffing of administrative functions ($62,535). During the second quarter of fiscal 1996 an arbitrator awarded compensation and legal fees to a consultant of the Company for work the consultant asserted was performed at the Company's request on its contract with Ford Motor Company and the U.S. Department of Energy. The Company was unable to secure reimbursement of the consultant's costs under the Ford/DOE contract and therefore recorded such costs as a cost of contract services.
Legal costs of the arbitration proceeding were recorded as general and administrative expense. The foregoing award represented a complete settlement of all claims by the consultant against the Company.


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



UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations



                                          Five Months
                                             Ended
                                            March 31,            Year Ended October 31,
                                              1997          1996          1995          1994
Revenue:
   Contract services (note 12)           $    700,132      1,436,484    4,031,951     1,643,203
   Product sales                              152,016        611,213      701,700       708,917
                                              852,148      2,047,697    4,733,651     2,352,120

Operating costs and expenses:

   Costs of contract services                 631,823      1,168,757    2,781,866     1,501,919

   Costs of product sales                     132,418        570,481      594,782       593,665
   Research and development                   513,544      1,698,352    1,298,311     2,126,781
   General and administrative                 695,263      1,354,713    1,193,030     1,497,628


                                            1,973,048      4,792,303    5,867,989     5,719,993

           Operating loss                  (1,120,900)    (2,744,606)  (1,134,338)   (3,367,873)

Other income (expense):
   Interest income                             54,802        113,582       50,890        98,228
   Interest expense                           (84,704)      (202,798)    (177,051)      (73,813)
   Equity in loss of Taiwan joint
     venture (note 5)                         (24,121)       (45,164)     (11,952)       (3,888)
   Minority interest share of earnings
     of consolidated subsidiary               (27,725)       (69,400)     (64,627)      (69,517)
   Other                                        1,563         43,643        6,645        21,507
                                              (80,185)      (160,137)    (196,095)      (27,483)

           Net loss                      $ (1,201,085)    (2,904,743)   1,330,433)   (3,395,356)

           Net loss attributable to
             common stockholders
             (note 1n)                   $ (1,402,085)    (2,904,743)
=====================================================================

           Net loss per common share
             (note 1n)                       $ (.12)          (.26)       (.13)          (.35)

Weighted average number of shares
  of common stock outstanding              12,043,481     11,021,742  10,090,778      9,763,391

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

      (g)  Patent and Trademark Costs


      Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by the Company for the filing of patent and trademark applications and the annual fees paid to maintain the patents in good standing. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

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

      (m)  Foreign Currency Translation

      The net assets of the foreign investment of the Company is translated at the appropriate period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense).
BILITY, INC.
AND SUBSIDIARIES

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
       Note payable to bank, payable in monthly
       installments with interest at 9.1%;
       matures October 2007; secured by land and
       a building with a net book value of
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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




(15) Transition Period Comparative Financial Information (Unaudited)

     The following table sets forth certain unaudited statement of operations data for the five months ended March 31, 1996:

         Revenue:
            Contract services                           $   331,761
            Product sales                                   216,325
                                                            548,086
            Operating costs and expenses:

            Costs of contract services                              376,614
            Costs of product sales                                  228,080
             Research and development                                632,101
            General and administrative                      624,996


                                                          1,861,791

                    Operating loss                       (1,313,705)

         Other income (expense):
            Interest income                                  46,214
            Interest expense                                (91,780)
            Equity in loss of Taiwan joint
              venture                                       (16,682)
            Minority interest share of earnings
              of consolidated subsidiary                    (28,588)
            Other                                            37,280
                                                            (53,556)

                    Net loss                            $(1,367,261)

                    Net loss per common share           $   (.13)

         Weighted average number of shares
           of common stock outstanding                   10,708,645


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

          21*   Subsidiaries of the Company

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