Form 10-Q/A
period 1997-06-30
UNIQUE MOBILITY INC
filed 1997-09-10
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON,  D.C.  20549


                        FORM 10-Q/A


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






                                                     $ 11,077,242 12,370,699







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


UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)


                                                       Quarter Ended June 30,
                                                         1997         1996


Revenue:
   Contract services (note 9)                       $  1,029,611    444,281
   Product sales                                         227,551    191,306
                                                       1,257,162    635,587
Operating costs and expenses:

   Cost of contract services                             869,991    318,826
   Cost of product sales                                 158,381    174,698
   Research and development                               98,239    396,122
   General and administrative                            374,521    324,314

                                                       1,501,132  1,213,960

      Operating loss                                    (243,970)  (578,373)


Other income (expense):
   Interest income                                        51,673     25,970
   Interest expense                                      (24,079)   (54,612)
   Equity in loss of Taiwan joint venture (note 5)       (14,527)    (9,639)
   Minority interest share of earnings of
     consolidated subsidiary                             (16,447)   (17,201)
   Other                                                   2,002        357
                                                          (1,378)   (55,125)
      Net loss                                      $   (245,348)  (633,498)


      Net loss per common share                     $      (.02)     (.06)


Weighted average number of shares of common
  stock outstanding (note 8)                          13,084,151 11,020,857





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



General and administrative expenses for the quarter ended June 30, 1997 rose to $374,521 from the prior year level of $324,314 due to higher levels of business development, legal and accounting expenditures.



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

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

27*     Financial Data Schedule

- - ----------
* Filed with original filing of Form 10-Q.

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



                                               Unique Mobility, Inc.
                                                   Registrant


Date:         September 8, 1996                By:/s/ Donald A. French
                                               Donald A. French
                                               Treasurer and Controller
                                               (Principal Financial and
                                                Accounting Officer)