Form 10-KT/A
period 1997-03-31
UNIQUE MOBILITY INC
filed 1997-10-07
CIK 315449

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

Customers and Suppliers


The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived and the percentage of total contract services revenue is summarized in the following table:

                             Five Months ended       Year ended October 31,
                              March 31, 1997      1996        1995        1994
Ford Motor Company,                             $378,640    $1,720,347  $316,740
Kwang Yang Motor Co., Ltd.                       202,343       880,420   369,595
Pentastar Electronics, Inc.                      194,600
Hyundai Motor Company                            135,950
Naval Air Systems Command                                      657,330
Walt Disney Imagineering                                                 280,469
General Motors Corporation         162,500

Kia Motors Corp.                   113,229
Asia Pacific Technology, Ltd.      176,749

Total                              452,478       911,533      3,258,097  966,831
Percentage of total contract
 services revenue                      65%           63%            81%      59%

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


   Summarized financial information for Taiwan UQM is as follows:

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


The financial statements from which the summarized financial information for Taiwan UQM has been derived were prepared in accordance with generally accepted accounting principles in the Republic of China which do not differ materially from generally accepted accounting principles in the United States.


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

                   Notes to Financial Statements.


           2. Financial Statement Schedules:

                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Taiwan UQM Electric Co., Ltd.

We have examined the balance sheets of Taiwan UQM Electric Co., Ltd. as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1996 and the period January 17, 1995 to December 31, 1995. Our examinations were made in accordance with auditing standards generally accepted in the Republic of China and the regulations governing such examinations and, accordingly, included such tests of accounting records and such other auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially equivalent to auditing standards generally accepted in the United States.

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

          23.1  Consent of KPMG Peat Marwick LLP.

          23.2  Consent of Horwath & Co. (Taiwan)

          27*   Financial Data Schedule

- ----------
* Filed with original filing of Form 10-K.

   (d) Financial Statement Schedules

                None.


                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 6th day of October, 1997.


                       UNIQUE MOBILITY, INC.,
                       a Colorado corporation

                       By: /s/ Donald A. French
                           Donald A. French, Treasurer