Form 10-Q
period 1997-09-30
UNIQUE MOBILITY INC
filed 1997-11-14
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON,  D.C.  20549

                    FORM 10-Q

[X]     Quarterly report pursuant to Section 13 or 15 (d)
       of the Securities Exchange Act of 1934

[ ]     Transition Report pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at November 10, 1997 was 14,141,562.
                     PART I - FINANCIAL INFORMATION

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets


                                                     September 30, March 31,
Assets                                                    1997       1997
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $  3,505,215    5,713,557
   Accounts receivable (note 9)                           252,597      389,314
   Costs and estimated earnings in excess of
     billings on uncompleted contracts (note 3)           810,391      191,885
   Inventories (note 4)                                   353,347      425,391
   Prepaid expenses                                       121,505      115,260
   Other current assets                                    34,513       17,675

      Total current assets                              5,077,568    6,853,082

Property and equipment, at cost:
   Land                                                   335,500      335,500
   Building                                             1,438,090    1,438,090
   Molds                                                  102,113      102,113
   Transportation equipment                               235,575      258,675
   Machinery and equipment                              2,160,610    1,963,146
                                                        4,271,888    4,097,524
   Less accumulated depreciation                       (1,934,226)  (1,764,288)

       Net property and equipment                       2,337,662    2,333,236

Investment in Taiwan joint venture (note 5)             2,548,308    2,677,730

Other investments (note 5)                              1,000,000        -

Patent and trademark costs, net of accumulated
  amortization of $53,216 and $45,551                     608,386      502,297

Other assets                                                1,714        4,354




                                                     $ 11,573,638   12,370,699



                                                             (Continued)

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets, Continued


                                                     September 30,  March 31,
Liabilities and Stockholders' Equity                     1997          1997
                                                      (unaudited)
Current liabilities:
  Accounts payable                                   $    222,950      169,403
  Note payable to Taiwan joint venture                       -       1,345,285
  Other current liabilities (note 6)                      285,611      459,223
  Current portion of long-term debt                        47,322       45,180
  Billings in excess of costs and estimated earnings
    on uncompleted contracts (note 3)                      34,751      659,807

      Total current liabilities                           590,634    2,678,898

Long-term debt, less current portion                      702,112      726,218

      Total liabilities                                 1,292,746    3,405,116

Minority interest in consolidated subsidiary              390,229      390,784

Stockholders' equity (note 7):
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 14,011,152 and 13,042,964 shares issued  140,111      130,430
   Additional paid-in capital                          29,332,809   27,094,170
   Accumulated deficit                                (19,386,812) (18,532,364)
   Notes receivable from officers                         (63,665)     (83,646)
   Cumulative translation adjustment                     (131,780)     (33,791)

      Total stockholders' equity                        9,890,663    8,574,799

Commitments (note 10)







                                                     $ 11,573,638   12,370,699


See accompanying notes to consolidated financial statements.

                             UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                             Consolidated Statements of Operations
                                          (unaudited)

                                              Quarter Ended September 30,Six Months Ended September 30,
                                                     1997         1996          1997         1996
Revenue:
  Contract services (note 9)                   $    673,759      539,193     1,703,370      983,474
  Product sales                                     118,870      184,081       346,421      375,387
                                                    792,629      723,274     2,049,791    1,358,861
Operating costs and expenses:
  Cost of contract services                         708,279      353,762     1,578,270      672,588
  Cost of product sales                              98,356      138,683       266,138      313,381
  Research and development                          167,899      484,366       256,737      880,488
  General and administrative                        371,551      265,850       688,311      531,654
  Depreciation and amortization                      52,869       55,096       104,593      108,048
   Royalty                                           (2,231)       3,470         3,805        9,028
                                                  1,396,723    1,301,227     2,897,854    2,515,187

     Operating loss                                (604,094)    (577,953)     (848,063)  (1,156,326)

Other income (expense):
  Interest income                                    46,296       26,856        97,969       52,826
  Interest expense                                  (17,735)     (55,489)      (41,814)    (110,101)
  Equity in loss of Taiwan joint venture (note 5)   (16,905)     (13,643)      (31,433)     (23,282)
  Minority interest share of earnings of
    consolidated subsidiary                         (16,671)     (17,878)      (33,119)     (35,079)
  Other                                                  10        4,006         2,012        4,363
                                                     (5,005)     (56,148)       (6,385)    (111,273)

    Net loss                                   $   (609,099)    (634,101)     (854,448)  (1,267,599)

    Net loss per common share                  $    (.04)         (.05)        (.06)         (.11)

Weighted average number of shares of common
  stock outstanding (note 8)                     13,701,823   11,246,061    13,393,582   11,155,189

See accompanying notes to consolidated financial statements.

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                             (unaudited)


                                                  Six Months Ended September 30,
                                                          1997         1996
Cash flows used by operating activities:
  Net loss                                           $  (854,448)   (1,267,599)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization                     180,243       189,892
       Minority interest share of earnings of
         consolidated subsidiary                          33,119        35,079
       Noncash compensation expense for common stock
         issued for services                              38,520        21,925
       Equity in loss of Taiwan joint venture             31,433        23,282
       Loss (Gain) on sale of property and equipment      23,100          (350)
       Change in operating assets and liabilities:
          Accounts receivable and costs and estimated
            earnings in excess of billings on
            uncompleted contracts                       (481,789)      (62,660)
          Inventories                                     72,044        (8,283)
          Prepaid expenses and other current assets      (23,083)       31,728
          Accounts payable and other current liabilities(120,065)      147,889
          Billings in excess of costs and estimated
            earnings on uncompleted contracts           (625,056)      (73,952)

             Net cash used by operating activities    (1,725,982)     (963,049)

Cash provided by (used by) investing activities:
  Acquisition of property and equipment                 (197,464)     (149,287)
  Increase in patent and trademark costs                (113,754)      (42,499)
  Investment in Taiwan joint venture                  (1,345,285)         -
  Proceeds from sale of assets                              -              350
  Proceeds from sale of certificates of deposit
    and other investments                                   -          319,107

             Net cash provided by (used by)
               investing activities                  $(1,656,503)      127,671


                                                              (Continued)

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows, Continued
                               (unaudited)


                                                 Six Months Ended September 30,
                                                        1997            1996
Cash provided by (used by) financing activities:
   Repayment of debt                               $   (21,964)        (46,302)
   Repayment of notes receivable from officers             574            -
   Proceeds from sale of common stock, net                -          2,609,152
   Issuance of common stock upon exercise of
     employee and non-employee options                 749,913         106,976
   Issuance of common stock under employee stock
     purchase plan                                      19,294          14,338
   Issuance of common stock upon exercise of
     underwriter warrants                              460,000            -
   Distributions paid to holders of minority interest  (33,674)        (33,673)

              Net cash provided by financing
                activities                           1,174,143       2,650,491

Increase (decrease) in cash and cash equivalents    (2,208,342)      1,815,113

Cash and cash equivalents at beginning of period     5,713,557       2,001,028

Cash and cash equivalents at end of period         $ 3,505,215       3,816,141

Interest paid in cash during the period            $    74,939          41,753


Non-cash investing and financing transactions:

During the six months ended September 30, 1997 and 1996 the Company recorded unrealized foreign currency losses related to its investment in Taiwan UQM in the amount of $97,989 and $5,257, respectively.

In June, July and August, 1997, warrant holders exercised warrants to acquire 790,000 shares of common stock on a cashless exchange basis resulting in the issuance of 556,276 shares of common stock based upon a fair market value of the common stock on the dates of exchange of $6.50, $6.75, $7.13 and $7.25 per share. See also note 7 to the Consolidated Financial Statements.

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

                                                                 (Continued)

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows, Continued
                              (unaudited)


In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. The Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholder's equity in the Consolidated Financial Statements. In addition, the Company, may and has, accepted mature shares from officers. During the six months ended September 30, 1997, the Company accepted 2,654 shares of common stock with an aggregate value of $19,407 as payment against amounts due under promissory notes from officers. The shares received thereunder were canceled pursuant to Colorado law.

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

(2) Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

(3) The estimated period to complete contracts in process ranged from one to nine months at September 30, 1997, and from one to fifteen months at March 31, 1997. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. Contracts in process consist of the following:

                                       September 30, 1997  March 31, 1997
                                           (unaudited)
       Costs incurred on uncompleted
         contracts                        $ 2,412,568         3,158,704
       Estimated earnings                     463,570           490,407
                                            2,876,138         3,649,111

       Less billings to date               (2,100,498)       (4,117,033)

                                          $   775,640          (467,922)

       Included in the accompanying
         balance sheets as follows:
            Costs and estimated earnings
             in excess of billings on
             uncompleted contracts        $   810,391           191,885
            Billings in excess of costs
             and estimated earnings on
             uncompleted contracts            (34,751)         (659,807)

                                          $   775,640          (467,922)

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued
                              (unaudited)


(4)  Inventories consist of:

                                         September 30, 1997 March 31, 1997
                                             (unaudited)

     Raw materials                        $   206,569          283,155

     Work in process                           37,973           69,460

     Finished products                        108,805           72,776

                                          $   353,347          425,391


(5) In January 1994, the Company, Kwang Yang Motor Co. Ltd. ("KYMCO"), and Turn Luckily Technology Co. Ltd. ("TLT"), entered into a joint venture agreement (the "Joint Venture Agreement") providing for the formation, funding, and operation of Taiwan UQM Electric Co. Ltd., a company organized under the laws of the Republic of China ("Taiwan UQM"). Taiwan UQM was incorporated in April 1995. In 1994, the Company purchased 39 percent of the initial equity capital of Taiwan UQM and agreed to invest 39 percent of any additional capital calls. Pursuant to the Joint Venture Agreement, the venturers are required to invest additional funds in Taiwan UQM, as the board of directors of Taiwan UQM by unanimous vote determines to be required.

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

     The Company's investment in Taiwan UQM is accounted for under the equity method of accounting. Under this method, the investment originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the joint venture. Income or loss recognition is limited to the extent of the Company's investment in, advances to and guarantees of the joint venture. Due to timing considerations, the Financial Position and Results of Operations for the joint venture are included in the Company's Consolidated Financial Statements on a three month time lag.

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued
                              (unaudited)


     Summarized financial information for Taiwan UQM is as follows:


     Financial Position              June 30, 1997    December 31, 1996

     Current assets                  $ 2,662,486             889,881
     Noncurrent assets-
       property and equipment          6,607,286           4,542,142

             Total assets              9,269,772           5,432,023

     Current liabilities                 189,327             607,453
     Noncurrent liabilities            2,546,321                -
     Stockholders' equity              6,534,124           4,824,570

             Total liabilities
               and equity            $ 9,269,772           5,432,023


                                   Six Months Ended    Six Months Ended
     Results of Operations            June 30, 1997       June 30, 1996

     Revenue                         $    65,408               5,254
     Expenses                           (146,005)            (64,951)

     Net loss                        $   (80,597)            (59,697)


     In June, 1997, the Company entered into a strategic relationship with EV Global Motors Company (EVG) to develop and market light electrical transportation products. EVG purchased 1,151,925 shares of the Company's common stock and warrants to acquire, on a cashless exercise basis an additional 350,000 shares of common stock. Separately, the Company and EVG completed a stock purchase transaction pursuant to which the Company purchased 400,000 shares of EVG common stock in exchange for 200,000 shares of the Company's common stock. The aggregate value of the shares on the date of exchange was $1,000,000. The investment in EVG is accounted for under the cost method of accounting. Under this method, the investment is carried at acquistion cost and dividends received that are distributed from net accumulated earnings of the investee are recognized as income. Dividends received in excess of earnings of the investee are considered a return of investment and are accounted for as a reduction of the carrying value of the investment.

     On July 31, 1997, EVG exercised warrants to acquire 175,000 shares of common stock on a cashless basis resulting in the issuance of 116,053 shares of common stock based upon a fair market value of the common stock on the date of exchange of $7.13 per share. On August 5, 1997, EVG exercised warrants to acquire an additional 175,000 shares of common stock on a cashless basis resulting in the issuance of 117,069 shares of common stock based upon a fair market value of the common stock on the date of exchange of $7.25 per share.

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued
                              (unaudited)


(6)  Other current liabilities consist of:

                                    September 30, 1997   March 31, 1997
                                        (unaudited)


     Accrued interest                    $   6,064            39,218

     Accrued legal and accounting fees      22,745            37,171

     Accrued payroll, consulting,
       personal property and real
       estate taxes                         74,663            67,207


     Equipment purchase commitment         100,769               -

     Refund of overpayment                    -              250,005

     Other                                  81,370            65,622


                                         $ 285,611           459,223


(7) The Company reserved 5,104,000 shares of common stock for key employees, consultants and key supplier under its Incentive and Non-Qualified Option Plans of 1992 and 1982. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three year period. The maximum number of shares that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 1,000,000 shares. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

    The following table summarizes activity under the plans during the six months ended September 30, 1997:

                                           Shares Under  Weighted Average
                                              Option      Exercise Price


         Outstanding at March 31, 1997      2,451,456         $ 4.66
         Exercised                           (154,224)        $ 4.61
         Forfeited                             (9,983)        $ 3.59

         Outstanding at September 30, 1997  2,287,249         $ 4.67

         Exercisable at September 30, 1997  1,531,206         $ 5.21

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued
                               (unaudited)


    The following table presents summarized information about stock options outstanding at September 30, 1997:

                                          Options Outstanding                   Options Exercisable
                                           Weighted
                             Number         Average         Weighted         Number       Weighted
            Range of      Outstanding      Remaining         Average       Exercisable     Average
        Exercise Prices   at 9/30/97   Contractual Life   Exercise Price   at 9/30/97   Exercise Price
         $0.50 - 1.00        112,117       1.8 years          $0.79          112,117        $0.79
          2.25 - 3.31        623,256       8.8 years          $3.08          134,000        $2.25
          3.50 - 5.00        831,994       7.0 years          $4.05          565,207        $4.02
          5.38 - 8.13        719,882       6.3 years          $7.38          719,882        $7.38
          0.50 - 8.13      2,287,249       7.0 years          $4.67        1,531,206        $5.21

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

    The following table presents summarized activity under the plan during the six months ended September 30, 1997:

                                                           Weighted
                                           Shares Under    Average
                                              Option    Exercise Price


         Outstanding at March 31, 1997        141,333       $ 5.22
         Granted                               64,000       $ 7.13
         Exercised                            (12,000)      $ 5.38

         Outstanding at September 30, 1997    193,333       $ 5.85

         Exercisable at September 30, 1997     87,556       $ 5.45


    The following table presents summarized information about stock options outstanding for non-employee directors:

                                        Options Outstanding                   Options Exercisable
                                           Weighted
                             Number         Average         Weighted         Number       Weighted
            Range of      Outstanding      Remaining         Average       Exercisable     Average
        Exercise Prices   at 9/30/97   Contractual Life   Exercise Price   at 9/30/97   Exercise Price
         $4.38 - 6.00       97,333         7.8 years          $4.88           55,556        $4.98
          6.25 - 7.13       96,000         8.8 years          $6.84           32,000        $6.25
                           193,333         8.3 years          $5.85           87,556        $5.45


                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued
                               (unaudited)


    Directors fees paid through the grant of stock options under the Stock Option Plan for Non-employee Directors are recorded as compensation expense based on the fair value of such services.

    In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share, being the market value of the Company's stock at the time of issuance or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants allowed for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price and expired in August 1997.
    On June 19, 1997, warrants to acquire 395,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 249,154 shares of common stock. On July 31, 1997, warrants to acquire 45,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 29,000 shares of common stock. On August 5, 1997, warrants to acquire 175,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 116,053 shares of common stock. The remaining warrants to acquire 175,000 shares of the Company's common stock were exercised on a cashless basis on August 15, 1997, resulting in the issuance of 117,069 shares of common stock.

    The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January, 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at September 30, 1997.

    In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. During September 1997, warrants to acquire 80,000 shares of the Company's common stock were exercised, resulting in cash proceeds to the Company of $460,000. The remaining warrants to acquire 70,000 shares of the Company's common stock remain outstanding as of September 30, 1997.

    In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996. The warrants expire three years from the date of issuance. All of these warrants remain outstanding at September 30, 1997.

    In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. All of these warrants remain outstanding at September 30, 1997.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued
                               (unaudited)


(8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and six months ended September 30, 1997 and 1996. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

(9) The Company has historically derived significant revenue from contract services from a few key customers. The customers from which this revenue has been derived and the percentage of this revenue as a percentage of total contract services revenue is summarized as follows:

                                         Quarter Ended     Six Months Ended
                                         September 30,       September 30,
     Customers:                          1997     1996        1997    1996
     Defense Advance Research
       Project Agency               $   102,698      -   $  150,055      -
     Deere & Company                    117,903      -      207,194      -
     Houston Metropolitan
       Transit Authority                161,124      -      246,878      -
     Kia Motors Corporation              87,905      -      512,786      -
     Koyo Seiko Company                  47,326      -      170,200      -
     Asia Pacific
       Technology Co., Ltd.              35,076      -      182,651      -
     Ford Motor Company                    -      50,451       -     197,558
     Hyundai Motor Company                 -     135,950       -     135,950
     Kwang Yang Motor Co., Ltd.            -      24,305       -     150,447
     Pentastar Electronics, Inc.           -     194,600       -     194,600
                                    $   552,032  405,306  1,469,764  678,555

     Percentage of contract
       services revenue                   82%      75%        86%      69%


    These customers, in total, also represented 53% and 85% of total accounts receivable at September 30, 1997, and 1996, respectively.

    Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $280,320 and $350,346 for the quarter ended September 30, 1997 and 1996, respectively, and $413,941 and $468,717 for the six months ended September 30, 1997, and 1996, respectively.

(10)The Company has entered into employment agreements with three of its officers which expire December 31, 1999. The aggregate annual future compensation under these agreements through the expiration date is $962,625.

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

Financial Condition

During the second quarter, the Company executed a license and supply agreement to build electric motors for Invacare Corporation, the world's leading manufacturer and distributor of home health care products and mobility products for people with disabilities, including power wheelchairs. The motors will be manufactured pursuant to a renewable two-year supply agreement with Unique Power Products, Inc., a newly formed, wholly owned subsidiary of the Company. Concurrent with the supply agreement, Unique granted Invacare an exclusive worldwide license covering the commercial use of other Unique designed motors for application in the general field of medical and health care products.

The Company's financial condition remained satisfactory throughout the six months ended September 30, 1997. Cash and cash equivalents declined $2,208,342 to $3,505,215 at September 30, 1997 from $5,713,557 at March 31, 1997 due principally to the application of cash to operations during the quarter of $1,725,982 and the Company's additional equity investment in Taiwan UQM in the amount of $1,345,285. Financing activities throughout the first half, consisting primarily of issuances of common stock upon the exercise of stock options and warrants, resulted in cash proceeds to the Company of $1,209,913. Working capital ( the excess of current assets over current liabilities) rose from $4,174,184 at March 31, 1997 to $4,486,934 at September 30, 1997.

Accounts receivable declined to $252,597 at September 30, 1997 from $389,314 at March 31, 1997 reflecting collections of certain past due billings during the second quarter. The accounts receivable balance at September 30, 1997, represented approximately 37 days revenue compared to 35 days revenue at June 30, 1997 and 69 days revenue at March 31, 1997.

Costs and estimated earnings on uncompleted contracts rose $618,506 to $810,391 at the end of the first half due to milestone billing arrangements on certain commercial and government projects. Estimated earnings on contracts in process were $463,570 at September 30, 1997 on total contracts in process of $2,876,138, representing estimated average margins on contracts in process of 16.1 percent compared to estimated earnings on contracts in process of $490,407 at March 31, 1997 on total contracts in process of $3,649,111, representing estimated average margins on contracts in process of 13.4 percent at March 31, 1997. The increase in estimated average margins is attributable to a greater proportion of contracts with commercial customers and a decline in services applied to "cost-share" type contracts with the U.S. Government.

Finished product inventories rose while raw materials and work in process inventories declined resulting in an overall decline in inventory levels from $425,391 at the beginning of the fiscal year to $353,347 at September 30, 1997. The decrease in raw materials and work in process inventories is primarily attributable to higher levels of production activities during the period directed toward increased stocking of finished good inventories on hand for resale.

During the second quarter and first half of fiscal 1998 the Company invested $146,372 and $197,464, respectively, for the acquisition of property and equipment and $54,101 and $113,754, respectively, in the prosecution of its trademarks and patent applications throughout the world. Investments for the acquisition of property and equipment and prosecution of trademark and patent applications were $149,287 and $42,499, respectively, for the comparable six month period last year. The increase in expenditures on property and equipment during the first half of fiscal 1998 over that for the comparable prior year period was primarily attributable to the construction of a new high power dynamometer test laboratory at the Company's Golden, Colorado facility. The increase in patent and trademark expenditures during the first half of fiscal 1998 over that for the comparable prior year period is primarily attributable to prosecution of the mark "PowerPhase" throughout the world, ongoing patent continuation fees and prosecution of foreign patent applications.

Investment in Taiwan joint venture declined to $2,548,308 at September 30, 1997 reflecting the Company's recording of its proportionate share of the operating losses of Taiwan UQM and translation adjustments associated with the devaluation of the NT dollar against the US dollar.

Other investments rose to $1,000,000 at September 30, 1997 due to the Company's acquisition of 400,000 shares of the common stock of EVG in exchange for 200,000 shares of the Company's common stock in June.

Accounts payable rose to $222,950 at September 30, 1997 compared to $169,403 at March 31, 1997. The increase is primarily attributable to increased component purchases for sponsored development programs and the construction of a new dynamometer test laboratory.

Note payable to Taiwan joint venture declined $1,345,285 reflecting the Company's funding of its capital call obligation to Taiwan UQM in April.

Other current liabilities declined to $285,611 at September 30,1997 compared to $459,223 at March 31, 1997. The decrease was primarily attributable to the repayment during the first quarter of an inadvertent overpayment submitted by a customer in the prior quarter ended March 31, 1997.

Billings in excess of costs and estimated earnings on uncompleted contracts declined to $34,751 at September 30, 1997 from $659,807 at March 31, 1997 reflecting near completion of work on certain sponsored development programs against advance payments deposited by the Customer with the Company.

Long-term debt declined $24,106 to $702,112 at September 30, 1997 due to scheduled principal payments on the mortgage debt associated with the Company's facility.

Common stock and additional paid-in capital increased to $140,111 and $29,332,809 at September 30, 1997, respectively, compared to $130,430 and $27,094,170 at March 31, 1997. The increases were primarily due to the issuance of common stock upon the exercise of stock options by employees and consultants of the company ($749,913), the issuance of common stock under the Company's employee stock purchase program ($19,294), the exercise of underwriter warrants ($460,000) and the issuance of common stock associated with the Company's investment in EVG ($1,000,000).

Results of Operations

Operations for the quarter ended September 30, 1997, resulted in a net loss of $609,099 or $0.04 per common share compared to a net loss of $634,101 or $0.05 per share for the comparable quarter last year. Operations for the six months ended September 30, 1997, resulted in a net loss of $854,448 or $0.06 per common share compared to a net loss of $1,267,599 or $0.11 per common share for the comparable prior period last year.

Revenue derived from contract services was $673,759 for the fiscal 1998 second quarter versus $539,193 for the comparable prior year quarter. Revenue derived from contract services for the six months ended September 30, 1997 was $1,703,370 compared to $983,474 for the comparable period last year. The increases in contract services revenue are attributable to increased demand for automotive systems projects.

Product sales declined to $118,870 during the second quarter of fiscal 1998 from $184,081 for the comparable prior year quarter. The decrease is primarily attributable to decreased sales of all products other than the Company's PowerPhase system.

Gross profit margins for the second quarter of fiscal 1998 declined to a negative 1.8 percent compared to 31.9 percent for the comparable quarter last year. The decline in margins is attributable to cost overruns on several automotive systems projects in the Company's contract services business.
Gross profit margins from contract services declined to negative 5.1 percent for the second quarter of fiscal 1998 compared to 34.4 percent for the comparable quarter last year. The decrease in contract services margins is generally attributable to cost overruns on several automotive systems programs. Gross profit margins on product sales declined to 17.3 percent during the second quarter compared to 24.7 percent for the comparable prior year quarter. The decline in product sales margins is attributable to lower margins on products other than the PowerPhase System arising from smaller batch builds which tend to have higher purchased component costs. Gross profit margins from contract services for the six months ended September 30, 1997 declined to 7.3 percent compared to 31.6 percent for the comparable period last year. The decrease is primarily attributable to cost overruns on automotive systems programs. Gross profit margins on product sales for the six months ended September 30, 1997 rose to 23.2 percent from 16.5 percent for the comparable period last year.
The increase is attributable to increased sales of the Company's PowerPhase system.

Research and development expenditures during the second quarter of fiscal 1998 declined $316,467 to $167,899 compared to $484,366 for the comparable quarter last year. The decrease is attributable to the deployment of technical personnel on sponsored development activities and reduced levels of internally funded production engineering activities on the Invacare wheelchair drive system. For the six months ended September 30, 1997 research and development expenditures declined $623,751 to $256,737. The decrease is attributable to reduced levels of production engineering activities on the Invacare wheelchair drive system and lower levels of work performed on "cost share" type sponsored development programs.

General and administrative expenses for the quarter ended September 30, 1997 rose to $371,551 from the prior year level of $265,850 due to higher levels of business development, legal and accounting expenditures. General and administrative expenses for the six months ended September 30, 1997 increased to $688,311 from $531,654 for the comparable period last year. The increase is primarily due to higher legal, shareholder and salary expenses.

Interest income rose to $46,296 for the second quarter and $97,969 for the first half compared to $26,856 and $52,826 for the comparable prior year periods, respectively. The increases are attributable to higher levels of invested cash.

Interest expense declined to $17,735 for the second quarter and $55,489 for the first half of fiscal 1998 compared to $55,489 and $110,101 for the comparable periods last year. The decreases are due to elimination of interest costs on the Company's capital call obligations to Taiwan UQM.

Equity in loss of Taiwan joint venture rose to $16,905 and $31,433 for the quarter and six months ended June 30, 1997, respectively, compared to $13,643 and $23,282 during the comparable periods last year. The increase is attributable to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity during the quarter and six months ended September 30, 1997, were adequate to meet its operating needs. Net cash used by operating activities was $1,725,982 for the six months ended
September 30, 1997 compared to net cash used by operations for the comparable period last year of $963,049. The increase is primarily attributable to the performance of sponsored development activities against cash prepayments from customers on deposit with the company, increased levels of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Cash requirements during the period were funded primarily from cash on hand.

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

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto was NT$37,050,000 (US$1,348,300 as of December 1, 1996), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation was due and payable in two equal installments on March 1, 1997 and June 1, 1997. During the first quarter of fiscal 1998, the Company elected to fund the entire capital call obligation in one payment and remitted approximately $1,384,000 including accrued interest of approximately $40,000 in complete satisfaction of its capital call obligation. The Company believes that Taiwan UQM is adequately capitalized to meet its operating cash requirements over the next twelve months. Accordingly, the Company does not anticipate any additional capital calls by Taiwan UQM in fiscal 1998.

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare. Anticipated capital expenditures for working capital, production machinery, equipment, computer hardware and software are expected to exceed $1.5 million. The Company expects to fund this investment requirement through a combination of existing cash resources, cash proceeds received from the exercise of outstanding stock options and warrants and short-term bank lines-of-credit. Although the Company has, to-date, not entered into formal arrangements for such bank lines-of-credit, Management believes bank lines-of-credit are readily available to the Company on terms acceptable to the Company. The Company believes it has cash resources, in addition to those required to launch volume manufacturing operations, sufficient to fund non-manufacturing operations through at least March 31, 1998.

                       PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Unique Mobility, Inc. was held on August 19, 1997. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1:     Election of Directors
                                                              Withhold
                                                 For         Authority

                Ray A. Geddes                 9,552,097       508,892
                Lee A. Iacocca                9,816,964       244,025
                Frank Hodsoll                 9,765,324       295,665
                William G. Rankin             9,814,871       246,118
                H. J. Young                   9,512,814       548,175
                J. B. Richey                  9,509,714       551,275

Proposal 2:     Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Independent Auditors of the Company.

                                   For          Against        Abstain

                               9,989,020         15,976         55,993

Proposal 3:     Proposal to amend the 1992 Stock Option Plan to increase the number of shares available for grant from 3,000,000 to 4,000,000 and increase the maximum number of shares available for grant to an individual during the term of the plan from 500,000 to 1,000,000.

                                   For          Against        Abstain

                               4,392,409      1,358,678        456,834

Total votable shares: 13,316,094

Total shares represented in person and by proxy: 10,060,989

Percentage of votable shares voted: 75.56%


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

       10.1 Incentive Stock Option Agreement with Ray A. Geddes

       10.2 Non-qualified Stock Option Agreement with Ray A. Geddes

       27   Financial Data Schedule

       (b)  Reports on Form 8-K

                 None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unique Mobility, Inc.
                                       Registrant


Date: November 13, 1997                By:/s/ Donald A. French
                                              Donald A. French
                                              Treasurer and Controller
                                              (Principal Financial and
                                              Accounting Officer)