Form 10-Q
period 1997-12-31
UNIQUE MOBILITY INC
filed 1998-02-17
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON,  D.C.  20549

                        FORM 10-Q

       [X]     Quarterly report pursuant to Section 13 or 15 (d)
           of the Securities Exchange Act of 1934

       [ ]     Transition Report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1997

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at February 9, 1998, was 14,618,546.

                     PART I - FINANCIAL INFORMATION

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets


                                                     December 31,  March 31,
Assets                                                    1997       1997
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $  3,474,700    5,713,557
   Accounts receivable (note 9)                           341,306      389,314
   Costs and estimated earnings in excess of
     billings on uncompleted contracts (note 3)           758,431      191,885
   Inventories (note 4)                                   409,879      425,391
   Prepaid expenses                                        61,286      115,260
   Other current assets                                   301,766       17,675
      Total current assets                              5,347,368    6,853,082

Property and equipment, at cost:
   Land                                                   335,500      335,500
   Building                                             1,438,090    1,438,090
   Molds                                                  102,113      102,113
   Transportation equipment                               301,719      258,675
   Machinery and equipment                              2,377,760    1,963,146
                                                        4,555,182    4,097,524
   Less accumulated depreciation                       (2,025,355)  (1,764,288)

       Net property and equipment                       2,529,827    2,333,236

Investment in Taiwan joint venture (note 5)             2,499,787    2,677,730

Other investments (note 5)                              1,000,000         -

Patent and trademark costs, net of accumulated
  amortization of $57,048 and $45,551                     616,407      502,297

Other assets                                                  850        4,354




                                                     $ 11,994,239   12,370,699



                                                             (Continued)

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets, Continued


                                                     December 31, March 31,
Liabilities and Stockholders' Equity                     1997          1997
                                                      (unaudited)
Current liabilities:
   Accounts payable                                  $    143,654      169,403
   Note payable to Taiwan joint venture                      -       1,345,285
   Other current liabilities (note 6)                     657,151      459,223
   Current portion of long-term debt                       48,419       45,180
   Billings in excess of costs and estimated earnings
     on uncompleted contracts (note 3)                      4,590      659,807

       Total current liabilities                          853,814    2,678,898

Long-term debt, less current portion                      689,703      726,218

       Total liabilities                                1,543,517    3,405,116

Minority interest in consolidated subsidiary              393,254      390,784

Stockholders' equity (note 7):
      Common stock, $.01 par value, 50,000,000 shares
        authorized; 14,222,970 and 13,042,964 shares
        issued                                            142,230      130,430
   Additional paid-in capital                          30,168,853   27,094,170
   Accumulated deficit                                (20,067,345) (18,532,364)
   Notes receivable from officers                         (56,832)     (83,646)
   Cumulative translation adjustment                     (129,438)     (33,791)
       Total stockholders' equity                      10,057,468    8,574,799

Commitments (note 10)







                                                     $ 11,994,239   12,370,699


See accompanying notes to consolidated financial statements.

                              UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (unaudited)


                                              Quarter Ended December 31,   Nine Months Ended December 31,
                                                     1997         1996          1997         1996
Revenue:
   Contract services (note 9)                  $    630,348      256,038     2,333,718    1,239,512
   Product sales                                    148,173       45,136       494,594      420,523
                                                    778,521      301,174     2,828,312    1,660,035

Operating costs and expenses:
   Cost of contract services                        619,608      243,211     2,197,878      915,799
   Cost of product sales                             99,888       55,855       356,625      369,236
   Research and development                         220,505      453,094       486,643    1,333,582
   General and administrative                       405,373      268,498     1,093,684      800,152
   Depreciation and amortization                     66,643       56,098       171,236      164,146
   Royalty                                            9,767          499        13,572        9,527
                                                  1,421,784    1,077,255     4,319,638    3,592,442

      Operating loss                               (643,263)    (776,081)   (1,491,326)  (1,932,407)

Other income (expense):
   Interest income                                   50,525       36,620       148,487       89,446
   Interest expense                                 (17,071)     (42,762)      (58,885)    (152,863)
   Equity in loss of Taiwan joint venture (note 5)  (50,863)     (18,607)      (82,296)     (41,889)
   Minority interest share of earnings of           (19,861)     (17,368)      (52,980)     (52,447)
     consolidated subsidiary
   Other                                               -           2,004         2,019        6,367
                                                    (37,270)     (40,113)      (43,655)    (151,386)

     Net loss                                  $   (680,533)    (816,194)   (1,534,981)  (2,083,793)

     Net loss per common share                 $    (.05)        (.07)         (.11)        (.18)

Weighted average number of shares of common
  stock outstanding (note 8)                     13,829,939   11,751,102    13,667,499   11,354,549

See accompanying notes to consolidated financial statements.

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (unaudited)


                                                  Nine Months Ended December 31,
                                                          1997         1996
Cash flows used by operating activities:
   Net loss                                         $ (1,534,981)  (2,083,793)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation and amortization                    276,068      288,485
        Minority interest share of earnings of
          consolidated subsidiary                         52,980       52,447
        Noncash compensation expense for common
          stock issued for services                       38,020       30,925
        Equity in loss of Taiwan joint venture            82,296       41,889
        Loss (gain) on sale of property and equipment     23,100         (350)
        Change in operating assets and liabilities:
           Accounts receivable and costs and estimated
             earnings in excess of billings on
             uncompleted contracts                      (518,538)    (192,416)
           Inventories                                    15,512      (36,001)
           Prepaid expenses and other current assets    (230,117)      87,045
           Accounts payable and other current
             liabilities                                 172,179     (298,988)
           Billings in excess of costs and estimated
             earnings on uncompleted contracts          (655,217)      26,239

              Net cash used by operating activities   (2,278,698)  (2,084,518)

Cash provided by (used by) investing activities:
   Acquisition of property and equipment                (480,758)    (176,963)
   Increase in patent and trademark costs               (125,607)     (43,348)
   Investment in Taiwan joint venture                 (1,345,285)        -
   Proceeds from sale of assets                             -             350
   Proceeds from sale of certificates of deposit
     and other investments                                  -         319,107

              Net cash provided by (used by)
                investing activities                $ (1,951,650)      99,146

                                                               (Continued)

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows, Continued
                                (unaudited)


                                                Nine Months Ended December 31,
                                                     1997            1996

Cash provided by financing activities:
   Repayment of debt                               $   (33,276)      (68,693)
   Repayment of note payable to Taiwan joint
     venture participant                                  -       (1,403,493)
   Repayment of notes receivable from officers           7,407          -
   Proceeds from sale of common stock, net                -        2,601,759
   Issuance of common stock upon exercise of
     employee and non-employee options                 788,868       106,976
   Issuance of common stock under employee stock
     purchase plan                                      23,877        17,574
  Issuance of common stock upon exercise of
    underwriter warrants                             1,255,125          -
  Distributions paid to holders of minority
    interest                                           (50,510)      (50,510)

              Net cash provided by financing
                activities                           1,991,491     1,203,613

Decrease in cash and cash equivalents               (2,238,857)     (781,759)

Cash and cash equivalents at beginning of period     5,713,557     2,001,028

Cash and cash equivalents at end of period         $ 3,474,700     1,219,269

Interest paid in cash during the period            $    92,097       286,260


Non-cash investing and financing transactions:

During the nine months ended December 31, 1997 and 1996 the Company recorded unrealized foreign currency losses related to its investment in Taiwan UQM in the amount of $95,647 and $21,030, respectively.

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

                                                                 (Continued)

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows, Continued
                              (unaudited)


In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. The Company has accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of stockholder's equity in the Consolidated Financial Statements. In addition, the Company has accepted mature shares from officers. During the nine months ended December 31, 1997, the Company accepted 2,654 shares of common stock with an aggregate value of $19,407 as payment against amounts due under promissory notes from officers. The shares received thereunder were canceled pursuant to Colorado law.

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

 (3) The estimated period to complete contracts in process ranged from one to thirteen months at December 31, 1997, and from one to fifteen months at March 31, 1997. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within fourteen months. Contracts in process consist of the following:

                                        December 31, 1997  March 31, 1997
                                           (unaudited)
     Costs incurred on uncompleted
       contracts                           $ 2,250,600         3,158,704
     Estimated earnings                        389,555           490,407

                                             2,640,155         3,649,111

     Less billings to date                  (1,886,314)       (4,117,033)

                                           $   753,841          (467,922)

     Included in the accompanying
       balance sheets as follows:
          Costs and estimated earnings
            in excess of billings on
            uncompleted contracts          $   758,431           191,885
          Billings in excess of costs
            and estimated earnings on
            uncompleted contracts               (4,590)         (659,807)

                                           $   753,841          (467,922)

(4)  Inventories consist of:

                                        December 31, 1997   March 31, 1997
                                           (unaudited)

              Raw materials                 $  282,121           283,155
              Work in process                   33,231            69,460
              Finished products                 94,527            72,776

                                            $  409,879           425,391

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

     Under the laws of the Republic of China, Taiwanese corporations must offer employees of the corporation the right to acquire up to 10 percent ownership in the corporation. In September 1997, pursuant to law, Taiwan UQM offered to its employees the right to purchase stock in the corporation. Pursuant to this offer, employees purchased 380,000 shares of stock for an aggregate purchase price of $NT 3,800,000 ($132,886 U.S. dollars at September 30, 1997). Subsequent to this transaction, the ownership of Taiwan UQM is KYMCO 38.25 percent, Unique 38.25 percent, TLT
     21.58 percent and Taiwan UQM employees (as a group) 1.92 percent.

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

                   UNIQUE MOBILITY, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued
                                (unaudited)




     Summarized financial information for Taiwan UQM is as follows:


     Financial Position           September 30, 1997    December 31, 1996
                                      (unaudited)          (unaudited)

     Current assets                  $ 2,427,114             889,881
     Noncurrent assets-
       property and equipment          6,735,249           4,542,142

             Total assets              9,162,363           5,432,023

     Current liabilities                  79,169             607,453
     Noncurrent liabilities            2,547,804                -
     Stockholders' equity              6,535,390           4,824,570

             Total liabilities
               and equity            $ 9,162,363           5,432,023


                                    Nine Months Ended   Nine Months Ended
     Results of Operations         September 30, 1997  September 30, 1996
                                       (unaudited)

     Revenue                         $    74,664               5,930
     Expenses                           (286,883)           (113,338)

     Net loss                        $  (212,219)           (107,408)


     In June, 1997, the Company entered into a strategic relationship with EV Global Motors Company (EVG) to develop and market light electric transportation products. EVG purchased 1,151,925 shares of the Company's common stock and warrants to acquire, on a cashless exercise basis, an additional 350,000 shares of common stock. Separately, the Company and EVG completed a stock purchase transaction pursuant to which the Company purchased 400,000 shares of EVG common stock in exchange for 200,000 shares of the Company's common stock. The aggregate value of the shares on the date of exchange was $1,000,000. The investment in EVG is accounted for under the cost method of accounting. Under this method, the investment is carried at acquisition cost and dividends received that are distributed from net accumulated earnings of the investee are recognized as income. Dividends received in excess of earnings of the investee are considered a return of investment and are accounted for as a reduction of the carrying value of the investment.

     In July 1997, EVG exercised warrants to acquire 175,000 shares of common stock on a cashless basis resulting in the issuance of 116,053 shares of common stock based upon a fair market value of the common stock on the date of exchange of $7.13 per share. In August 1997, EVG exercised warrants to acquire an additional 175,000 shares of common stock on a cashless basis resulting in the issuance of 117,069 shares of common stock based upon a fair market value of the common stock on the date of exchange of $7.25 per share.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                  (unaudited)


(6)  Other current liabilities consist of:

                                          December 31, 1997   March 31, 1997
                                             (unaudited)

     Accrued interest                        $   5,815             39,218

     Accrued legal and accounting fees          22,545             37,171

     Accrued payroll, consulting,
       personal property and real
       estate taxes                             77,272             67,207

     Equipment purchase commitments            353,038               -

     Refund of overpayment                        -               250,005

     Loss reserves                              95,163              8,120

     Other                                     103,318             57,502

                                             $ 657,151            459,223

(7) The Company reserved 5,104,000 shares of common stock for key employees, consultants and key suppliers under its Incentive and Non-Qualified Option Plans of 1992 and 1982. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three year period. The maximum number of shares that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 1,000,000 shares. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

     The following table summarizes activity under the plans during the nine months ended December 31, 1997:

                                           Shares Under    Weighted Average
                                              Option        Exercise Price

         Outstanding at March 31, 1997      2,451,456           $ 4.66
         Granted                               40,000           $ 7.38
         Exercised                           (158,632)          $ 4.54
         Forfeited                             (9,983)          $ 3.59

         Outstanding at December 31, 1997   2,322,841           $ 4.72

         Exercisable at December 31, 1997   1,661,328           $ 5.13

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued
                                (unaudited)


     The following table presents summarized information about stock options outstanding at December 31, 1997:

                                          Options Outstanding                   Options Exercisable
                                            Weighted
                             Number          Average         Weighted         Number       Weighted
            Range of      Outstanding       Remaining         Average       Exercisable     Average
        Exercise Prices   at 12/31/97  Contractual Life   Exercise Price   at 12/31/97  Exercise Price
         $0.50 - 1.00        112,117       1.6 years          $0.79          112,117        $0.79
         $2.25 - 3.31        623,256       8.6 years          $3.08          134,000        $2.25
         $3.50 - 5.00        828,586       6.8 years          $4.05          691,329        $4.04
         $5.38 - 8.13        758,882       6.2 years          $7.38          723,882        $7.38
         $0.50 - 8.13      2,322,841       6.8 years          $4.72        1,661,328        $5.13

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

     The following table presents summarized activity under the plan during the nine months ended December 31, 1997:

                                       Shares Under         Weighted Average
                                          Option             Exercise Price

     Outstanding at March 31, 1997        141,333                $ 5.22
     Granted                               64,000                $ 7.13
     Exercised                            (16,000)               $ 5.38

     Outstanding at December 31, 1997     189,333                $ 5.86

     Exercisable at December 31, 1997      88,000                $ 5.43

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                 (unaudited)


     The following table presents summarized information about stock options outstanding for non-employee directors:

                                        Options Outstanding                   Options Exercisable
                                           Weighted
                             Number         Average         Weighted         Number       Weighted
            Range of      Outstanding      Remaining         Average       Exercisable     Average
        Exercise Prices   at 12/31/97  Contractual Life   Exercise Price   at 12/31/97  Exercise Price
         $4.38 - 6.00       93,333         7.6 years          $4.85           56,000        $4.96
         $6.25 - 7.13       96,000         8.1 years          $6.84           32,000        $6.25
                           189,333         7.9 years          $5.86           88,000        $5.43

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments.
     SFAS 123 permits an entity to choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB 25. The Company accounts for stock options granted to employees and directors of the company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:


                                        Nine Months      Five Months
                                           Ended            Ended
                                    December 31, 1997   March 31, 1997

     Net loss - as reported           $ (1,534,981)       (1,201,085)
     Compensation expense - current
       period option grants                (40,000)         (116,847)
     Compensation expense - prior
       period option grants               (453,641)         (145,042)
     Net loss - pro forma             $ (2,028,622)       (1,462,974)
     Net loss per common share -
       as reported                        $ (.11)              (.12)
     Net loss per common share -
        pro forma                         $ (.15)              (.14)


     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                       Nine Months        Five Months
                                          Ended             Ended
                                    December 31, 1997   March 31, 1997

     Expected volatility                   48.9%              47.6%
     Expected dividend yield                0.0%               0.0%
     Risk free interest rate                6.2%               6.4%
     Expected life of option granted     6 years            6 years
     Fair value of options granted
       as computed under the Black
       Scholes option pricing models  $3.75 per share   $1.79 per share

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


     Pro forma net loss reflects only the fair value compensation expense of options granted since November 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option vesting periods (ranging from 1 to 3 years) and compensation cost for options granted prior to November 1, 1995, is not considered. Pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

                      Fiscal Year               Pro Forma
                         Ended                Compensation
                        March 31                 Expense

                          1999                 $ 532,412
                          2000                 $ 243,586
                          2001                 $  20,000

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

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January, 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. All of these warrants remain outstanding at December 31, 1997.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                  (unaudited)


     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. During September and December 1997, warrants to acquire 100,000 shares of the Company's common stock were exercised, resulting in cash proceeds to the Company of $575,000. Warrants to acquire 50,000 shares of the Company's common stock remain outstanding as of December 31, 1997.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996. The warrants expire three years from the date of issuance. During October 1997, warrants to acquire 5,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $21,250. Warrants to acquire 50,000 shares at $4.75 per share, 38,100 shares at $5.00 per share and 45,000 shares at $4.25 per share remain outstanding as of December 31, 1997.

     In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. During October and December 1997, warrants to acquire 128,250 shares of the Company's common stock at $3.50 per share were exercised, resulting in cash proceeds to the Company of $448,875. During December 1997, warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share were exercised, resulting in cash proceeds to the Company of $210,000. Warrants to acquire 97,375 shares of the Company's common stock at $3.50 per share remain outstanding as of December 31, 1997.

(8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and nine months ended December 31, 1997 and 1996. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



(9) The Company has historically derived significant revenue from contract services from a few key customers. The customers from which this revenue has been derived and the percentage of this revenue as a percentage of total contract services revenue is summarized as follows:

                                         Quarter Ended     Nine Months Ended
                                         December 31,         December 31,
     Customers:                          1997      1996      1997      1996

     EV Global Motor Company        $    79,939     -    $  171,157     -
     Defense Advance Research
       Project Agency                    19,551   76,255    169,606   76,255
     Deere & Company                    113,116      -      320,310      -
     Houston Metropolitan
       Transit Authority                 73,027      -      319,905      -
     Kia Motors Corporation             194,985      -      707,771      -
     Koyo Seiko Company                   2,930      -      173,130      -
     Asia Pacific
       Technology Co., Ltd.                -        -       182,651      -
     Ford Motor Company                    -      27,402       -     224,960
     Hyundai Motor Company                 -        -          -     135,950
     Kwang Yang Motor Co., Ltd.            -      17,598       -     168,045
     Pentastar Electronics, Inc.           -        -          -     194,600
     Naval Sea Systems Command                    89,512       -      89,512

                                    $   483,548  210,767  2,044,530  889,322
     Percentage of contract
       services revenue                   77%      82%        88%      72%

     These customers, in total, also represented 68% and 51% of total accounts receivable at December 31, 1997, and 1996, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $108,560 and $171,177 for the quarter ended December 31, 1997 and 1996, respectively, and $522,501 and $639,894 for the nine months ended December 31, 1997, and 1996, respectively.

(10) The Company has entered into employment agreements with three of its officers which expire December 31, 1999. The aggregate annual future compensation under these agreements through the expiration date is $855,666.

(11) In January 1998, the Company purchased all of the outstanding common stock of Aerocom Industries, Inc., a privately held, Boulder, Colorado, based precision gear manufacturer. The acquisition price was $3,377,020 plus the assumption of $1,246,116 of existing Aerocom debt and included $1.2 million of goodwill. The acquisition price consisted of a cash payment of $337,702 and the issuance of 371,555 shares of Unique's common stock. Subsequent to the transaction, the Company invested an additional $500,000 of cash in Aerocom for application to equipment and facility purchases and for general working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and any documents incorporated herein by reference, as well as, in the Company's Registration Statement on Form S-3 (file no. 44597). These forward-looking statements represent the Company's judgment as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

The Company's financial condition remained satisfactory throughout the quarter and nine months ended December 31, 1997, despite increased cash requirements for operating and investing activities during the quarter and year-to-date period.

The Company's cash requirements were financed principally through the exercise of stock options by employees and consultants and the exercise of underwriter warrants. Cash and cash equivalents declined $30,515 during the quarter and $2,238,857 since the beginning of the fiscal year to $3,474,700 at December 31, 1997 For the nine months ended December 31, 1997, cash applied to operating activities was $2,278,698 and cash used by investing activities amounted to $1,951,650, of which $1,345,285 represented the Company's additional investment in Taiwan UQM. Working capital (the excess of current assets over current liabilities) rose from $4,174,184 at the beginning of the fiscal year to $4,493,554 at December 31, 1997.

Accounts receivable declined to $341,306 at December 31, 1997, from $389,314 at March 31, 1997, reflecting improved collections. The accounts receivable balance at December 31, 1997, represented approximately 40 days revenue compared to 69 days revenue at March 31, 1997.

Costs and estimated earnings on uncompleted contracts rose $566,546 to $758,431 at December 31, 1998, due to milestone billing arrangements on certain commercial and government projects. Estimated earnings on contracts in process were $389,555 at December 31, 1997, on total contracts in process of $2,640,155, representing estimated average margins on contracts in process of 14.8 percent compared to estimated earnings on contracts in process of $490,407 at March 31, 1997, on total contracts in process of $3,649,111, representing estimated average margins on contracts in process of 13.4 percent. The higher estimated margins on contracts in process result from higher margins on a government contract which represents approximately 31 percent of the contract work in process.

Finished products inventories rose $21,751 and work in process inventories declined $36,229 resulting in an overall decline in inventory levels from $425,391 at the beginning of the fiscal year to $409,879 at December 31, 1997. The changes in finished goods and work in process inventories are attributable to the assembly of component parts into finished products.

Prepaid expenses declined $53,974 to $61,286 at December 31, 1997, primarily reflecting the periodic expensing of prepaid insurance premium costs on the Company's commercial insurance coverages.

Other current assets rose $284,091 to $301,766 at December 31, 1997, due primarily to deposits paid to equipment and tooling suppliers by Unique Power Products, Inc. under purchase contracts.

During the third quarter and nine months ended December 31, 1997, the Company invested $283,294 and $480,758, respectively for the acquisition of property and equipment and $11,853 and $125,607, respectively, for the prosecution of its trademark and patent applications throughout the world. Investments in property and equipment and prosecution of trademark and patent applications were $176,963 and $43,348, respectively, for the comparable nine-month period last year. The increase in expenditures for property and equipment is attributable to the construction of a new high power dynamometer test laboratory at the Company's Golden, Colorado, facility and the acquisition of manufacturing tooling by Unique Power Products. The increase in patent and trademark expenditures is primarily attributable to the prosecution of the mark "PowerPhase" and the Company's patent applications on its proprietary "phase advance" technology in the United States and numerous other countries throughout the world.

Investment in Taiwan joint venture declined to $2,499,787 at December 31, 1997, reflecting the Company's recording of its proportionate share of the operating losses of Taiwan UQM and translation adjustments associated with the devaluation of the NT dollar against the U.S. dollar. In September 1997, Taiwan UQM issued 380,000 shares of its stock to employees for $132,886 in cash, representing 1.92 percent of the outstanding shares. The effect of this transaction was to reduce Unique's ownership percentage from 39 percent to 38.25 percent. See also Note
5 to the Consolidated Financial Statements above.

Other investments rose to $1,000,000 at December 31, 1997, due to the Company's acquisition of 400,000 shares of the common stock of EV Global Motors Company
(EVG) during the second quarter. EVG is controlled by Mr. Lee Iacocca, who serves as Chairman and Chief Executive Officer of EVG and is a director of Unique. Mr. Ray Geddes, Unique's Chairman and Chief Executive Officer, is a director of EVG. At December 31, 1997, EVG owned 1,585,047 shares of Unique common stock. For the quarter and nine months ended December 31, 1997, contract services revenue on work performed by the Company for EVG amounted to $79,939 and $171,157, respectively. Contract services performed by the Company for EVG are on comparable terms and conditions to those offered by the Company to its other customers.

Accounts payable declined to $143,654 at December 31, 1997, compared to $169,403 at March 31, 1997. The decrease is attributable to accelerated payments to trade suppliers during the third quarter.

Note payable to Taiwan Joint Venture declined $1,345,285 reflecting the Company's funding of its capital call obligation to Taiwan UQM during the first quarter of fiscal 1998. See also Note 5 to the Consolidated Financial Statements above.

Other current liabilities rose $197,928 to $657,151 at December 31, 1997. The increase is primarily attributable to equipment purchase commitments and increased levels of loss reserves on certain commercial contracts.

Billings in excess of costs and estimated earnings on uncompleted contracts declined $655,217 to $4,590 reflecting substantial completion of work on certain sponsored development contracts against advance payment deposited by the customer with the Company.

Long-term debt declined $36,515 since the beginning of the fiscal year due to scheduled principal payments on the mortgage debt associated with the Company's facility.

Common stock and additional paid-in capital increased to $142,230 and $30,168,853 at December 31, 1997, respectively, compared to $130,430 and $27,094,170 at March 31, 1997. The increases were primarily due to the issuance of common stock upon the exercise of options by employees and consultants of the Company ($788,868), the issuance of common stock associated with the Company's investment in EVG ($1,000,000) and the issuance of common stock upon the exercise of underwriter warrants ($1,255,125).

Cumulative translation adjustments rose from $33,791 at the beginning of the fiscal year to $129,438 at December 31, 1997, reflecting unrealized foreign currency losses on the Company's investment in Taiwan UQM.

Results of Operations

Operations for the quarter ended December 31, 1997, resulted in a net loss of $680,533 or $0.05 per share compared to a net loss of $816,194 or $0.07 per share for the comparable quarter last year. Operations for the nine months ended December 31, 1997, resulted in a net loss of $1,534,981 or $0.11 per share compared to a net loss of $2,083,793 or $0.18 per share for the comparable period last year.

Revenue derived from contract services was $630,348 for the fiscal 1998 third quarter versus $256,038 for the comparable prior year quarter. Revenue derived from contract services for the nine months ended December 31, 1997, was $2,333,718 compared to $1,239,512 for the comparable period last year. The increases in contract services revenue are attributable to increased demand for automotive systems projects.

Product sales rose to $148,173 during the third quarter of fiscal 1998 from $45,136 for the comparable prior year quarter. The increase is primarily attributable to increased sales of the Company's PowerPhase and 75 kW systems.

Gross profit margins for the third quarter of fiscal 1998 improved to 7.6 percent compared to .7 percent for the comparable quarter last year. The increase in margins is attributable to improved product sales margin. Gross profit margins from contract services declined to 1.7 and 5.8 percent for the third quarter and nine months ended December 31, 1997, compared to 5.0 percent and 26.1 percent, respectively. The decrease in contract services margins is generally attributable to cost overruns on several automotive systems programs. Gross profit margins on product sales increased to 32.6 and 27.9 percent during the third quarter and nine months ended December 31, 1997, compared to negative
23.7 percent and 12.2 percent, respectively. The increase in product sales margins is attributable to improved margins on the Company's "PowerPhase" system and 75 kW products.

Research and development expenditures during the third quarter of fiscal 1998 declined $232,589 to $220,505 compared to $453,094 for the comparable quarter last year. The decrease is attributable to the deployment of technical personnel on sponsored development activities and reduced levels of internally funded production engineering activities on the Invacare wheelchair drive system. For the nine months ended December 31, 1997 research and development expenditures declined $846,939 to $486,643. The decrease is attributable to reduced levels of production engineering activities on the Invacare wheelchair drive system and lower levels of work performed on "cost share" type sponsored development programs.

General and administrative expenses for the quarter ended December 31, 1997 rose to $405,373 from the prior year level of $268,498 due to higher levels of business development, manufacturing consulting and accounting expenditures. General and administrative expenses for the nine months ended December 31, 1997 increased to $1,093,684 from $800,152 for the comparable period last year. The increase is primarily due to higher liability insurance, business development and accounting expenses.

Interest income rose to $50,525 for the third quarter and $148,487 for the nine months ended December 31, 1997, compared to $36,620 and $89,446 for the comparable prior year periods, respectively. The increases are attributable to higher levels of invested cash.

Interest expense declined to $17,071 for the third quarter and $58,885 for the year-to-date period compared to $42,762 and $152,863 for the comparable periods last year. The decreases are due to elimination of interest costs on the Company's capital call obligations to Taiwan UQM.

Equity in loss of Taiwan joint venture rose to $50,863 and $82,296 for the quarter and nine months ended December 31, 1997, respectively, compared to $18,607 and $41,889 during the comparable periods last year. The increase is attributable to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity during the quarter and nine months ended December 31,, 1997, were adequate to meet its operating needs. Net cash used by operating activities was $2,278,698 for the nine months ended December 31, 1997 compared to net cash used by operations for the comparable period last year of $2,084,518. The increase is primarily attributable to operating losses, the performance of sponsored development activities against cash prepayments from customers on deposit with the company and increased levels of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Cash requirements during the period were funded primarily from cash on hand and cash proceeds from the issuance of common stock upon the exercise of stock options and warrants.

In January 1996, Invacare purchased 129,032 shares of common stock at a price of $3.88 per share. Net proceeds to the Company were $500,000, all of which were applied to fund the development of a wheelchair motor for Invacare. Contingent upon achieving development milestones, Invacare further agreed to purchase additional shares at the then market price, the proceeds of which would be used, in part, to fund the Company's anticipated capital investment in motor manufacturing tools and equipment. In August 1997, the Company completed agreements with Invacare Corporation to manufacture motors for its wheelchairs. Coincident to these agreements Invacare will purchase directly certain assets required to launch production, such as tooling and dedicated manufacturing equipment in lieu of completing the second investment originally envisioned in the stock purchase agreement. Accordingly, the Company does not anticipate any further sales of its equity securities to Invacare.

In fiscal 1994, the Company, KYMCO and TLT entered into a joint venture agreement which provided for the formation, capitalization and operation of Taiwan UQM, a company organized under the laws of the Republic of China. The Company purchased 39 percent of the initial stock of Taiwan UQM for NT$1,170,000 (US $45,082 on the transaction date). Pursuant to the joint venture agreement, the venture partners are obligated to meet future capital calls as the Board of Directors of Taiwan UQM, by unanimous vote, determines. During fiscal 1995, the Company was unable to fund its capital call obligations. In June 1995, the Company, KYMCO and TLT entered into a waiver and option agreement pursuant to which KYMCO agreed to purchase those shares of Taiwan UQM underlying the Company's capital call obligations. The purchase price of such shares was NT$37,830,000 (U.S.$1,403,493 at October 31, 1995). The Company was granted the option to repurchase the shares for the original capital call amount plus
10 percent interest and associated transfer taxes. In November 1996, the Company exercised its option and subsequently repurchased the shares from KYMCO, thus maintaining the Company's ownership position at 39 percent of the then outstanding shares of Taiwan UQM. The repurchase price plus interest and taxes totaled NT$44,175,505 (US$1,612,539 on the transaction date).

In November 1996, the Board of Directors of Taiwan UQM announced an additional capital call to provide cash to fund facility construction and the launch of electric component production. The Company's capital call obligation pursuant thereto was NT$37,050,000 (US$1,348,300 as of December 1, 1996), plus interest at the rate of 10 percent per annum on the outstanding amount from December 1, 1996, through the due date. The obligation was due and payable in two equal installments on March 1, 1997 and June 1, 1997. During the first quarter of fiscal 1998, the Company elected to fund the entire capital call obligation in one payment and remitted approximately $1,384,000 including accrued interest of approximately $40,000 in complete satisfaction of its capital call obligation. In September 1997, the employees of Taiwan UQM purchased directly from Taiwan UQM 380,000 shares of stock for $132,886 in cash. As a result of this transaction, the ownership percentages of KYMCO, the Company and TLT were reduced to 38.25, 38.25, and 21.58, respectively.

Over the next several months, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations for Invacare. Anticipated capital expenditures for working capital, production machinery, equipment, computer hardware and software are expected to exceed $1.0 million.

In January 1998, the Company purchased all of the outstanding common stock of Aerocom Industries, Inc., a privately held Boulder, Colorado-based precision gear manufacturer. The acquisition price was $3,377,020 plus the assumption of $1,246,116 of existing Aerocom debt. The acquisition price consisted of a cash payment of $337,702 from the Company's existing cash balances and the issuance of 371,555 shares of Unique's common stock. Subsequent to the transaction, the Company invested an additional $500,000 in Aerocom, also from existing cash balances, for application to equipment and facility purchases and for general working capital requirements. Also in January, Aerocom acquired two acres of industrial real estate for $108,900 in cash and completed an option agreement for the purchase of an adjacent two-acre parcel. The option agreement provides that Aerocom may purchase the adjacent two-acre parcel at any time from July 1998 through November 1999 for a purchase price of $72,600. Aerocom expects to begin construction of a 25,000 square foot manufacturing plant on the site during the fourth quarter at an estimated construction cost of $850,000.
Aerocom is currently negotiating with commercial banks for construction financing, equipment financing and mortgage financing of the facility. Aerocom further expects to invest approximately $1.5 million in manufacturing equipment during fiscal 1999. These capital expenditures are expected to be financed from the existing cash resources of Aerocom, term borrowings and lines of credit from a commercial bank. Aerocom does not currently have a lending commitment from a commercial bank and there can be no assurance that such a lending commitment will be completed.

The Company believes it has cash resources, in addition to those required to launch volume manufacturing operations, sufficient to fund non-manufacturing operations through at least June 30, 1998.

In addition, the Company hopes to expand its manufacturing capability and product distribution channels through the acquisition of other companies with synergistic operations. The Company does not currently possess the cash necessary to execute its acquisition strategy. The Company hopes to secure the cash and financing required to fund potential acquisitions through the issuance of debt or equity instruments or a combination thereof, through term borrowings or lines-of-credit from banks, or a combination thereof, or through the issuance of equity securities in public or private offerings for cash, should such financing transactions become available on terms acceptable to the Company. There can, however, be no assurance that the Company can arrange financing sufficient to execute its acquisition strategy.

                       PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  None

          (b)     Reports on Form 8-K

                  Report regarding the signing of a Letter of Intent to acquire Aerocom Industries, Inc. dated December 2, 1997.

                  Report regarding the completion of the acquisition of Aerocom Industries, Inc. dated January 16, 1998.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Unique Mobility, Inc.
                                        Registrant


Date: February 13, 1998                 By:/s/ Donald A. French
                                               Donald A. French
                                          Treasurer and Controller
                                          (Principal Financial and
                                          Accounting Officer)