Form 10-K
period 1998-03-31
UNIQUE MOBILITY INC
filed 1998-06-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Year Ended March 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant (13,653,258 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 25, 1998:

                                    $95,572,806

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of June 25, 1998:

                             15,880,709 shares of the
                            registrant's common stock,
                                  $.01 par value.

                        DOCUMENTS INCORPORATED BY REFERENCE
           In Part III certain information is incorporated by reference from the Company's definitive Proxy Statement for the
                 September 14, 1998 Annual Meeting of Shareholders

ITEM 1.     BUSINESS

This Report may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section of the Registration Statement on Form S-3 (File No. 333-52861) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Company's history of operating losses, its ability to obtain additional financing, competition, the Company's ability to integrate acquired businesses into existing operations, the Company's ability to protect its proprietary information, and the Company's limited experience in manufacturing processes and procedures and marketing and distribution. These forward-looking statements represent the Company's judgment as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

General

Unique Mobility, Inc. ("Unique" or the "Company") was incorporated in 1967. The Company's common stock trades on the American, Boston, Chicago, Pacific and Berlin stock exchanges under the symbol "UQM".

Historically, the majority of the Company's revenue has been derived from contract research and development services performed for strategic partners and clients. These sponsored research and development activities have supplemented internally funded product development programs and have accounted for approximately sixty percent of the Company's $34 million cumulative investment in its proprietary technology portfolio. In addition, the Company has derived revenue from the sale of prototype products to customers for evaluation and the limited production and sale of highly energy efficient propulsion systems to customers who compete in solar and hybrid electric vehicle racing and other such competitions throughout the world.

The Company's objective is to leverage its technology base and name recognition to develop, manufacture and market products in a number of high potential niche markets in the near term, and automotive mass markets in the longer term. Fundamental to this strategy is the creation of large scale manufacturing capability for products developed by the Company. In furtherance thereof, the Company formed a wholly owned subsidiary, Unique Power Products, Inc. ("UPP"), in January 1997, to manufacture brushless permanent magnet motors for Invacare Corporation pursuant to a two-year renewable supply arrangement. In January 1998, the Company completed the acquisition of Aerocom Industries, Inc.
("Aerocom"), a manufacturer of precision gears and gear assemblies for automotive, industrial and aerospace application. Following the acquisition, Aerocom constructed a 25,000 square foot manufacturing plant in Frederick, Colorado, to house the manufacturing operations of both UPP and Aerocom. In April 1998, the Company completed the acquisition of Franklin Manufacturing Company ("Franklin"), a St. Charles, Missouri-based manufacturer of printed circuit boards, wire harnesses and electronic boxes for the automotive, medical, telecommunications and industrial markets.

In order to access markets in Taiwan and in other Asian countries, the Company formed a joint venture with Kwang Yang Motor Co., Ltd., Taiwan's largest producer of motor scooters and Turn-Luckily Technology Co., Ltd., a Taiwan-based manufacturer of automotive components. The joint venture corporation, Taiwan UQM Electric Co. Ltd., is licensed to manufacture the Company's motors and controllers exclusively in Taiwan and non-exclusively throughout Asia. The Company owns a 38.25 percent interest in Taiwan UQM. Taiwan UQM has constructed a 75,000 square foot engineering and manufacturing facility in Tao-Yuan, Taiwan, and is currently launching production of starter motors and alternators pursuant to a supply agreement with KYMCO, although KYMCO has not yet accepted any of Taiwan UQM's starter motors or alternators. KYMCO has indicated their intent to use Taiwan UQM as their sole supplier of electric vehicle propulsion systems for KYMCO electric scooters.

The Company believes that the manufacturing infrastructure and capacity recently brought on line, the continuation of its acquisition strategy, cross marketing activities amongst operating companies and the continued development of strategic alliances with leading companies worldwide will provide the opportunity for the Company to rapidly expand its operations and product lines and access new markets.

Technology

The Company's technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and electronic controls, together with software code and computer area network design utilized to manage individual components and the flow of energy between components in a system.

Attributes of the Company's permanent magnet motor technology include high operating efficiencies (90%), packageability (small and lightweight) and two-way operation as either a motor or generator. High pole count configurations, together with a relatively large air-gap dimension, creates a higher torque, lower speed motor than possible with more conventional architectures. Typically, the Company's motors feature high copper utilization (which minimizes energy loss); hollow construction (for the interior packaging of other components such as gears and electromechanical brakes); good heat rejection; lower iron content; and minimal mechanical losses.

Attributes of the Company's microprocessor-based controllers include four quadrant control (forward/reverse and power in/power out), reduced switching losses (which minimizes energy loss) and intelligent control. Patented circuitry and software (Phase Advance Control) dynamically adjusts the phase angle of current into the motor windings to increase base speed by a factor of three to four times.

The Company's technology portfolio represents a cumulative investment of approximately $34 million in the development of systems and components, manufacturing processes and software. Approximately 60 percent of the investment was funded by strategic partners and customers under research grants, "cost share" contracts or sponsored application engineering programs. Internally-funded research and development costs are expensed in the period they are incurred. Income from sponsored development is recorded as contract services revenue and the associated development costs are shown as cost of contract services in the Company's financial statements. Internally-funded research and development expenditures amounted to $902,407 for the fiscal year ended March 31, 1998, $513,544 for the five-month transition period ended March 31, 1997, and $1,698,352 and $1,298,311 for the fiscal years ended October 31, 1996 and 1995, respectively.

In recent years, the Company has focused the major portion of its research and development activities on the development of commercial products as opposed to basic research in the field. Management believes that the Company's future growth is dependent, in part, on the continued advancement of its core technology, the extension of its technological capabilities and its ability to develop additional products. Accordingly, the Company expects to continue to invest in research and development at approximately the same levels as in prior years .

Business Segments

The Company, subsequent to the acquisition of Aerocom Industries, Inc. and Franklin Manufacturing Company, will operate in three business segments;
technology, mechanical products and electronic products. The principal operations, products and services and markets served by each business segment are described below.


                     Technology Business Segment

The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components.

Historically, the technology business segment has accounted for substantially all of the Company's revenue. Segment revenue is generated through the performance of contract research and development services and the sale of products which are constructed in small batch builds or are one-off engineering prototypes.

The principle focus of the technology segment has been the development of vehicle propulsion systems ranging in power from 1 horsepower to 135 horsepower. Vehicle propulsion systems include low voltage components which have operating voltages from 12v to 48v and high voltage components which have operating voltage from 48v to 600v. Low voltage propulsion systems are used in small vehicles such as bicycles, wheelchairs, scooters, golf carts, warehouse utility vehicles and the like. High voltage propulsion systems are used in electric and hybrid electric neighborhood vehicles, automobiles, trucks and buses.

The technology segment is also responsible for marketing contract services, and for establishing strategic relationships with end user manufacturers. Typically, these relationships are with industry leaders who provide partial funding for specific product development programs. By sharing in the development costs, the Company generally retains rights to the resultant intellectual property.

The Company has completed a strategic alliance with KYMCO which provided $1.4 million in product development funding for an electric propulsion system for motor scooters and is a joint venture partner in Taiwan UQM.

Invacare Corporation funded, in part, the development of an electric wheelchair motor through a private purchase of $500,000 of the Company's common stock. Subsequently, the Company entered into a supply agreement with Invacare for the manufacture of wheelchair motors with initial deliveries expected to commence in fiscal 1999. Mr. J. B. Richey, Senior Vice President of Invacare, serves on the Company's board.

The Company has a strategic alliance with EV Global Motors Company ("EVG") for the development and manufacture of electric propulsion systems for light electric vehicles, such as bicycles, scooters, autorickshaws and neighborhood electric vehicles. As part of this alliance, EVG acquired approximately 11 percent of the Company's common stock, and the Company acquired approximately a one percent equity position in EVG. In addition, EVG's Chairman and Chief Executive Officer, Lee Iacocca, serves on the Company's board of directors and Ray Geddes, the Company's Chairman and Chief Executive Officer, serves on EVG's board of directors.

The Company expects to continue to pursue strategic alliances with leading manufacturers and partners worldwide to accelerate the commercialization of its technology, expand product lines and reach new markets.

                     Mechanical Products Segment

The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products. This segment includes the operations of UPP, a wholly owned subsidiary of the Company formed to manufacture motors and Aerocom, a recently acquired manufacturer of gears.

UPP was organized in fiscal 1997 and is currently launching manufacturing operations in a newly constructed 25,000 square foot facility in Frederick, Colorado which it shares with Aerocom. UPP is expected to begin shipments of wheelchair motors to Invacare during fiscal 1999 pursuant to a renewable two year supply agreement. UPP expects to invest approximately $750,000 for manufacturing equipment and tooling. At March 31, 1998, approximately $152,165 of this amount had been expended, with the balance to be funded during the first half of fiscal 1999. Unique funded this subsidiary upon its formation with $1.5 million in cash. All expenditures for the launch of manufacturing operations, including capital expenditures, are expected to be funded from cash balances on hand.

In January 1998, the Company acquired all of the outstanding common stock of Aerocom for $3,377,020. The purchase price consisted of a cash payment of $337,702 and the issuance of 371,555 shares of the Company's common stock. In addition, the Company assumed the then existing liabilities of Aerocom in the amount of $1,308,788. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of Aerocom's net assets amounted to $1,297,087.

Historically, Aerocom's core business has been the precision grinding of gears for customers serving the industrial and aerospace markets. These gears are used in transmissions for large off-highway vehicles such as construction equipment and agricultural machinery as well as in actuators for satellites and the space shuttle program. This subsidiary is currently expanding its manufacturing capability to include the heat treatment of manufactured parts and the manufacture of complete gear shaft assemblies. Coincident with this expansion, the Company constructed a 25,000 square foot manufacturing and office facility in Frederick, Colorado which will be utilized by the Company's mechanical products subsidiaries. The cost of the building was approximately $1.2 million of which approximately $.9 million is expected to be funded through long-term mortgage debt. In addition, the Company expects to acquire approximately $1.5 million in gear manufacturing equipment. The Company funded the gear manufacturing subsidiary with an additional $.75 million in cash during the fourth quarter of Fiscal 1998 to be used for these expansion activities and this subsidiary completed loan agreements with a commercial bank which provides for a $.75 million revolving line of credit and a $2 million equipment term loan commitment.

                     Electronic Products Segment

The electronic products segment encompasses the manufacture and sale of surface mount and thru-hole printed circuit boards, electro-mechanical assemblies, cable harness assemblies and complete electronic boxes and the distribution of electronic components. This segment includes the operations of Franklin, a wholly owned subsidiary of the Company, which was acquired during the first quarter of fiscal 1999.

This segment manufactures wire harness assemblies primarily for customers in the automotive, and industrial markets which accounts for approximately seven percent of its annual sales volume. Printed circuit board assemblies and the manufacture of complete electronic boxes for customers in the automotive, medical, telecommunications and industrial markets accounts for approximately 78 percent of its annual sales volume. Wholesale distribution of electronic components accounts for approximately 15 percent of annual sales volume.

The Company acquired all of the outstanding common stock of Franklin in April 1998 for $6,247,316 which consisted of a cash payment of $4,000,000 and the issuance of 286,282 shares of the Company's common stock. In addition, the Company assumed the then existing liabilities of Franklin and debt on a related asset in the amount of $3,148,146. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of Franklin's net assets amounted to $5,296,916.

Markets for the Company's Products and Services

The Technology Business Segment will continue to pursue contract opportunities as sources of funding for technology development as well as product development. It is expected that the U.S. Departments of Defense, Energy and Transportation will continue to solicit research and development proposals for advanced motor, generator and controller systems including electric and hybrid electric propulsion systems. These solicitations are expected to include potentially sizable awards as part of the Partnership for a New Generation of Vehicles
(PNGV) program as well as smaller awards as part of the Small Business Innovative Research (SBIR) program. The Company plans to propose on those opportunities that match its technology and product development goals. In addition to government contracts, the Company plans to pursue contracts with original equipment manufacturers (OEMs) and their 1st and 2nd tier suppliers to supplement its product development expenses.

The Company's technology and products have been developed primarily for application in electric and hybrid electric vehicles and its focus will be on entering markets that have a high probability of near term production (providing products that can be produced in its UPP, Aerocom and Franklin manufacturing facilities). Target electric and hybrid electric vehicle markets include those that are emerging such as bicycles, scooters, neighborhood vehicles, lawn and grounds care equipment, automobiles, buses, trucks and off-highway agricultural, construction and military equipment. Existing markets include wheelchairs, golf carts, warehouse vehicles, floor cleaners and sweepers, fork lift trucks and mining equipment. Target products that will be pursued include on and off-highway, low and high voltage electric and hybrid electric traction systems, generators, DC-DC converters, battery chargers, power steering pump motors, air conditioning compressor motors, fuel cell air handling compressor motors and cooling fan motors.

In addition to the electric and hybrid electric vehicle markets, the Company believes that its technology has potential application in industrial markets such as pumps, compressors, machine tool spindle drives, hoists, conveyors, and stationary generator sets to name a few. These markets will be initially pursued by leveraging off of products developed for vehicle application.

Through the acquisition of Aerocom, the Company has entered the gear market. This market in the U.S. alone, is forecasted by The Freedonia Group, Inc. to grow to $25 billion by the year 2000, at a rate of approximately 6%. This subsidiary has focused on the off-highway equipment and aerospace market sectors which account for $2.5 billion and $1.3 billion respectively, of that total. The motor vehicle sector is forecasted at $17.5 billion. As a small player in a large market, the Company has significant upside potential. As a flexible, responsive, low cost supplier, the Company, through this subsidiary, is well positioned to take advantage of the continuing trend of OEMs to outsource their gear production requirements. Specific to electric propulsion, this subsidiary's expertise lies in precision grinding which is required in quiet and durable gearboxes. For electric drives, quiet is the name of the game and Aerocom is well positioned to provide value-add to the Company's products sold to the electric and hybrid electric vehicle growth market.

Franklin is an established player in the electronics contract manufacturing market. This market in the U.S. alone is forecasted, by Frost and Sullivan, to grow to nearly $50 billion at a rate of approximately 26%. This growth is being fueled by the continuing trend by OEMs to outsource their electronic component manufacturing. As is the case with the Company's gear manufacturing subsidiary, Franklin is a small player in a very large market. As a low cost, high quality, responsive supplier, the Company expects to continue to grow its electronic products business. To gain a greater value-add, priority will be focused on producing printed circuit boards and boxes that represent content in the Company's other products sold into the electric and hybrid electric growth market.

Expanding the Company's products beyond motors, generators and controls to include gears and electronic components opens up a much greater marketing opportunity. The Company's traditional customers when combined with those of the acquired Aerocom and Franklin entities provide the opportunity to cross sell product. Many customers want to buy integrated motor, gear and electronic controls systems and the Company now has the components and credible manufacturing resources in place to meet these requirements

Competition

All of the markets that the Company competes in are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric drive systems and components which it hopes to market to vehicle OEM's throughout the world for use in electric and hybrid electric vehicles. At present, the market for such systems is not significant, although various legislative mandates and incentives are expected to accelerate the development of a market for vehicles propelled by such systems. There are numerous companies developing products that do or soon will compete with the Company's drive systems. Some of these companies possess significantly greater financial, personnel and other resources than the Company, including established supply arrangements and volume manufacturing operations.

The Company believes its principal competitors include Hitachi, Matsushita, Siemens, Delphi, and Visteon.

The mechanical products segment competes primarily in the automotive, aerospace and medical products industries. Each of these industries is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources, marketing, distribution and manufacturing capability. The Company believes its principal competitors include Advanced DC, Emerson Electric, General Electric, Rockwell International, Baldor, ABB, Fairfield Manufacturing, Precision Gear and Fairlane Gear.

The electronic products segment competes primarily in the automotive, telecommunications, medical and industrial markets. Each of these markets is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources, marketing, distribution and manufacturing capability. The Company believes its principal competitors include Jabil Circuit, Plexus, EFTC Corporation, Flextronics International and Baldwin.

Patents and Trademarks

The Company filed a motor patent application with the U.S. Patent office in December 1985, and similar applications are being prosecuted in many other countries throughout the world. As a result, U.S. Patent No. 5,004,944 was issued on April 2, 1991 containing one independent claim and three dependent claims. A Continuing Application of the 1985 application was filed in October 1990 to pursue subject matter that was not allowed in the original U.S. Patent. As a result, U.S. Patent 5,311,092 was issued on May 10, 1994 with four independent claims and one dependent claim. Of the foreign applications, a patent has been published covering thirteen European member countries of the European Patent Office (EPO), and an opposition thereto has been resolved. In addition, corresponding patents have been issued in Australia, Brazil, Canada, India, Israel, South Korea, Mexico, New Zealand, South Africa and Taiwan. Six other foreign applications remain pending, three of which have been indicated to be allowable.

In August 1989, the Company filed a separate application with the U.S. Patent office to cover certain proprietary aspects of its electronic control circuitry. Additional claims were added by means of a Continuation in Part patent application (CIP) filed in May 1990. In April 1992, the Company was issued U.S. Patent No. 5,107,151 as a result of the CIP Application. In August 1990, an International Patent Application corresponding to the U.S. Application and the Continuation in Part was filed under the provisions of the Patent Cooperation Treaty (PCT) which includes the EPO, Japan and South Korea, among others. National applications were also filed in eight additional countries including India, Taiwan and Israel; patents have been granted in Mexico, Taiwan, India and Israel. Applications remain pending in Japan and South Korea but the EPO Application has been withdrawn.

In March 1990, a Continuing Application was filed to claim the method of constructing the motor as disclosed in U.S. Patent No. 5,004,944. The Continuing Application resulted in U.S. Patent 5,319,844 issued June 14, 1994. In March 1991, the Company filed an International Patent Application corresponding to the U.S. Application; as a result a patent has been granted in Australia and there are seven applications pending in foreign countries and one pending application in the EPO which designates the European group of countries.

In September 1992, the Company filed a separate application with the U.S. Patent Office titled "Stator and Method of Constructing Same for High Power Density Electric Motors and Generators" which has resulted in issuance of U.S. Patent 5,382,859 in January, 1995. This patent embodies the Company's most recent enhancement to its motor technology which utilizes a segmented iron powder stator ring developed specifically for brushless permanent magnet stator cores. A Divisional U.S. Patent Application has been filed to pursue a second invention disclosed in the original application; that divisional application has resulted in U.S. Patent 5,592,731 issued January 14, 1997. Patent Applications in Canada, Europe, Japan and Korea are pending as a result of a counterpart PCT International Patent Application; the European application has been allowed.

In July 1994 the Company filed an application in the U.S. Patent office titled "Brushless DC motor using Phase Timing Advance" which embodies a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. This application has resulted in the issuance of U.S. Patent 5,677,605 dated October 14, 1997. In June 1995 a counterpart PCT International Patent Application was filed. Applications have been filed in Canada, China, Finland, Hong Kong, Japan, Korea, Mexico, Norway and Europe.

In December 1997, the Company filed a new patent  application titled "Motor with
Internal  Brake"  in  connection  with  its  current   development  of  electric
wheelchair drives. This application remains pending.

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

The Company registered the letters UQM and a stylized version thereof as its new trademark. Counterpart applications have been filed in 26 countries throughout the world and 24 of those countries have granted registrations or indicated them to be allowable. These trademarks are directed to the same trademark classes as for the marks "UM" and "UNIQ". UQM is the American Stock Exchange identifier for the Company. The foreign trademark registrations and applications include major markets where the Company is doing business or establishing business contacts.

The Company has recently begun using "POWER PHASE" as a trademark to identify its modular brushless permanent magnet electric motor traction drives for electric and hybrid electric vehicles. An application for trademark registration in the United States was filed in September 1996 and is still pending. Corresponding applications for trademark registration have been filed in 11 countries and in the European community, which has issued a favorable search report.

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

Backlog

The Company's technology segment had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating
approximately   $1,315,310   and   $2,875,000  at  May  31,  1998  and  1997,
respectively. The technology segment also had an order backlog for prototype motors and controls of approximately $516,512 and $158,000 at May 31, 1998 and 1997, respectively. All such contracts are subject to amendment, modification or cancellation. The Company expects to perform all unperformed service contracts over the next twelve months.

The Company's mechanical products segment had an order backlog of approximately $16.5 million at May 31, 1998, and expects to ship approximately $8.5 million against this backlog over the next twelve months.

The Company's electronic products segment had an order backlog of approximately $5.5 million at May 31, 1998. The Company expects to ship all backlog products within the next twelve months.

Customers and Suppliers

The technology segment had six significant customers, KIA Motors Corp., Deere & Co., Metropolitan Transit Authority, Koyo Seiko Co., Ltd., Pan Asia Technology Co., Ltd., and the Southern Coalition of Advance Technology which accounted for 80 percent of contract services revenue during the year ended March 31, 1998. For the five month transition period ended March 31, 1997 the technology segment derived $452,478 or 65 percent of contract services revenue from General Motors Corporation, KIA Motors Corp. and Pan Asia Technology, Co., Ltd.

The  mechanical  products  segment  had  three  significant   customers,   Eaton
Corporation, Funk Manufacturing, and Sunstrand Corporation which accounted for approximately $1,354,000 or 67 percent of segment product sales during the year ended March 31, 1998. During the five month transition period ended March 31, 1997 the mechanical products segment derived $386,250 or 67 percent of product sales from Transmisiones TSP SA de CV, Funk Manufacturing and Sundstrand Corporation.

The electronic products segment had three significant customers, Siemens, L.R. Nelson and Montgomery Elevator, which accounted for $6,304,320 or 60 percent of revenue for its most recently completed fiscal year prior to its acquisition by the Company which ended September 30, 1997.

Principal raw materials and components purchased by the Company include iron, steel, electronic components, magnet material and copper wire. All of the above items are available from several suppliers and the Company generally relies on more than one supplier for each item.

U.S. Government Contracts

For the year ended March 31, 1998, $846,740 or 30 percent of the Company's contract services revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

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

Employee and Labor Relations

As of May 31, 1998, the Company had 146 full-time employees. The Company has entered into employment contracts with its four executive officers, three of which expire in December 1998 and one which expires in April, 2001. None of the Company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

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

ITEM 2.    PROPERTIES

The Company owns or leases its offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning leased facilities of the Company as of May 31, 1998, is set forth in the table below:

                                 Ownership or
                         Square Expiration DateRenewal
Location                  Feet     of Lease     Option        Use

Golden, Colorado         40,000 September 2002    Yes    manufacturing,
                                                         laboratories
                                                         and offices

Boulder, Colorado        12,000 Month-to-Month    No     manufacturing
                                                         and offices

Frederick, Colorado      25,000 Own               -      manufacturing
                                                         and offices

St. Charles, Missouri    31,000 March 2007        No     manufacturing,
                                                         warehouse
                                                         and offices

ITEM 3.    LEGAL PROCEEDINGS

There is no material litigation with respect to which the Company is a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote by security holders of the Company during the quarter ended March 31, 1998.

ITEM 5.    MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Boston, Pacific, Chicago and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last three years, the quarter ended January 31, 1997, and the five months ended March 31, 1997, are as follows:


1998                                         High             Low

  Fourth Quarter ....................   $   8.88       $     7.44
  Third Quarter .....................   $   9.44       $     6.94
  Second Quarter ....................   $   9.50       $     5.81
  First Quarter .....................   $   7.2        $     3.06

1997
  Two Months Ended March 31, 1997 ...   $   4.50       $     3.18
  Quarter Ended January 31, 1997  ...   $   4.88       $     3.18

1996
  Fourth Quarter ...................... $   5.19       $     3.81
  Third Quarter ....................... $   5.00       $     3.50
  Second Quarter ...................... $   5.13       $     4.19
  First Quarter ....................... $   4.50       $     3.31

On June 25, 1998 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $7.00 per share and there were 912 holders of record of the common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

                        Unique Mobility, Inc.
                Consolidated Selected Financial Data

                      Year          Five Months
                     Ended            Ended
                    March 31,         March 31,                          Year Ended October 31,
                      1998             1997             1996           1995         1994           1993
  Contract
  Services
  Revenue .....   $  2,790,496         700,132       1,436,484       4,031,951   1,643,203      1,461,568

  Product
  Sales .......   $  1,274,236         152,016         611,213         701,700     708,917        695,300

  Operating
  Loss ........   $ (3,007,599)     (1,120,900)     (2,744,606)     (1,134,338) (3,367,873)    (2,446,574)

  Net Loss ....   $ (3,266,360)     (1,201,085)     (2,904,743)     (1,330,433) (3,395,356)    (2,473,804)

  Net Loss
  Per Common
  Share .......   $       (.23)           (.12)           (.26)           (.13)      (.35)           (.28)

  Total
  Assets ......   $ 19,585,551      12,370,699       8,712,649       7,626,178   5,903,551      7,791,826

  Long-term
  Obligations .   $  1,029,924         726,218         744,389         807,003     886,996        921,758

  Cash Divi-
  dend Declared
  Per Common
  Share .......   $        -0-             -0-             -0-             -0-          -0-            -0-

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The Company changed its fiscal year end from October 31 to March 31 commencing with periods beginning after October 31, 1996. This change resulted in a five-month transition period for financial reporting purposes commencing on November 1, 1996, and ending on March 31, 1997. This report covers the Company's financial condition at March 31, 1998 and March 31, 1997 and results of operations, changes in stockholders' equity and changes in cash flows for the year ended March 31, 1998, the five-month transition period ended March 31, 1997 ("Fiscal 1997") and the fiscal years ended October 31, 1996 and 1995, respectively.

Financial Condition

The Company's financial condition strengthened during Fiscal 1998 due to the sale of 626,875 shares of common stock pursuant to offerings under Regulation D of the Securities Act of 1933, the issuance of common stock upon the exercise of outstanding common stock warrants and options, the acquisition of Aerocom Industries, Inc. and an investment in EV Global Motors Company. Cash proceeds to the Company from the Regulation D offering, net of offering costs, amounted to $4,673,797 and cash proceeds received upon the exercise of outstanding common stock warrants and options amounted to $3,024,709. Primarily as a result, cash and cash equivalents rose to $7,005,533 at March 31, 1998 from $5,713,557 at March 31, 1997 and shareholders' equity rose to $16,731,132 from $8,574,799. Subsequent to year-end, the Company used $4,000,000 in cash as part of the consideration to acquire Franklin Manufacturing Company. Working capital
(the excess of current assets over current liabilities) increased to $7,566,627 at March 31, 1998 from $4,174,184 at March 31, 1997.

Accounts receivable rose $716,152 to $1,105,466 at March 31, 1998 from $389,314 at March 31, 1997. The increase is attributable to the consolidation of the trade accounts receivable of the two new subsidiaries, Aerocom and UPP, which accounted for $371,815 and $304,177 of the increase, respectively.

Costs and estimated earnings on uncompleted contracts increased $262,853 to $454,738 at March 31, 1998 from the fiscal 1997 year end level of $191,885. The increase was due to increased levels of contract services in process and milestone billing arrangements on such contracts. Estimated earnings on contracts in process rose to $515,782 at March 31, 1998 on costs incurred on contracts in process of $1,724,552 compared to estimated earnings on contracts in process of $490,407 on costs incurred on contracts in process of $3,158,704 at March 31, 1997. The increase reflects improved margins on contracts in process and is attributable to greater labor content in contracts in process and a reduction in anticipated cost overruns.

Raw materials and finished products inventories declined by $206,778 and $55,061, respectively, to $76,377 and $17,715, respectively, at March 31, 1998 compared to $283,155 and $72,776, respectively, at the beginning of Fiscal 1998. The decrease is primarily attributable to an inventory write-down associated with the Company's decision to terminate its past practice of batch production of specialty motors and controllers and the associated stocking of these specialty components in inventory. Coincident with this decision, the Company intends to cease the marketing of these products to the solar racing market, which has historically accounted for approximately $300,000 in specialty product sales, although the Company intends to continue to produce these components for customers on a custom build basis. Likewise, the Company recorded an inventory write-down on its entire line of prototype motors, controllers and associated components. The Company intends to devote substantially all of its marketing, sales and engineering personnel to securing and executing development programs, both customer and internally funded, which have a higher probability of resulting in products that can be manufactured in volume and sold in existing commercial markets. Work in process inventories rose $90,365 to $159,825 at March 31, 1998 due to production of twenty SR286 motors and associated controls pursuant to existing customer orders.

In January, 1998 the Company acquired all of the outstanding common stock of Aerocom for $3,377,020. The purchase price consisted of a cash payment of $337,702 and the issuance of 371,555 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to increase the recorded value of the tangible assets acquired to their fair market value, with any excess then recorded as goodwill. The excess of the purchase price over the net assets acquired of Aerocom resulted in an increase in the recorded value of property and equipment in the amount of $1,788,598 with the excess of $1,297,087 being recorded as goodwill.

The Company invested $703,562 for the acquisition of property and equipment during Fiscal 1998 compared to $118,608 for the five-month period ended March 31, 1997 and $182,011 and $440,079 in Fiscal 1996 and 1995, respectively. The increase in capital expenditures is primarily attributable to the purchase of manufacturing equipment by Aerocom coincident with the expansion of their manufacturing capabilities.

Investment in Taiwan joint venture declined to $2,044,393 at Fiscal 1998 year end from $2,677,730 at the beginning of the fiscal year. The decrease is attributable to the Company's proportionate share of operating losses which amounted to $246,648 during Fiscal 1998 and foreign currency translation adjustments which amounted to $386,689.

Patent and trademark costs, net of accumulated amortization, was $575,985 at March 31, 1998 an increase of $73,688 from the Fiscal 1997 year end level. The increase is primarily attributable to increased legal fees, application fees and maintenance fees which amounted to $110,411 during Fiscal 1998 compared to $47,865 for the five-month transition period ended March 31, 1997 and $92,390 and $64,766 for fiscal 1996 and 1995, respectively. Prior to June 1997, Alcan Aluminium Limited paid one-half of the Company's qualifying patent prosecution costs. Coincident with Alcan's sale of its equity stake in the Company this reimbursement provision expired, contributing, in part, to the increase in patent and trademark costs.

Accounts payable rose to $389,791 at March 31, 1998 from $169,403 at the end of Fiscal 1997. The increase is primarily attributable to the consolidation of the trade accounts payable of Aerocom which accounted for $147,197 of the increase.

Other current liabilities increased to $876,357 at Fiscal 1998 year end, from $459,223 at March 31, 1997. The increase is primarily attributable to the consolidation of the other current liabilities of Aerocom and UPP which accounted for $113,709 and $467,871 of the increase. The principal components of the increase were accrued machinery and equipment purchases which rose $402,834 and accrued material purchases which rose $82,357.

Billings in excess of costs and estimated earnings on uncompleted contracts declined $659,357 to $450 at March 31, 1998 from $659,807 at March 31, 1997 due to the completion of work on a large program where the customer made a substantial prepayment.

Long-term debt rose $303,706 during Fiscal 1998 due to the assumption of debt upon the acquisition of Aerocom. Long-term debt consists of term debt on the manufacturing equipment of its gear manufacturing operations and mortgage debt on the Company's facility in Golden, Colorado.

Common  stock  and  additional   paid-in  capital   increased  to  $153,946  and
$38,852,446 at March 31, 1998, respectively, compared to $130,430 and $27,094,170 at March 31, 1997. The increases were due to the sale of common stock to investors in the amount of $4,673,797; proceeds received upon the exercise of warrants of $1,932,375; sales of common stock to employees and consultant's through the Company's benefit plans and the exercise of options of $1,163,892; the issuance of common stock for the acquisition of Aerocom of $3,039,318; and the exchange of common stock for the common stock of EVG of $1,000,000.

Results of Operations

Operations for the year ended March 31, 1998, resulted in a net loss of $3,266,360 or $0.23 per share compared to a net loss of $1,201,085 or $0.12 per share for the five-month transition period ended March 31, 1997, a net loss of $2,904,743 or $0.26 per share for the year ended October 31, 1996 and a net loss of $1,330,433 or $0.13 per share for the year ended October 31, 1995.

Revenue derived from contract services was $2,790,496 during fiscal 1998 compared to $700,132 for the five months ended March 31, 1997 and $1,436,484 and $4,031,951 for the fiscal years ended October 31, 1996 and 1995, respectively. The increase in contract services revenue over the annualized Fiscal 1997 and the Fiscal 1996 levels is attributable to increased levels of sponsored development activities in 1998 which were driven by several contracts with governmental agencies for the development of higher power systems and an electric vehicle conversion program for an international automotive OEM. The decline in fiscal 1998 revenue compared to fiscal 1995 is due to the performance of a multi-million dollar research program in fiscal 1995 for the US Department of Energy and Ford Motor Company.

Product sales during Fiscal 1998 rose to $1,274,236 compared to $152,016 for the five month transition period last year and $611,213 and $701,700 in Fiscal 1996 and 1995, respectively. The increase is primarily due to product sales by Aerocom subsequent to its acquisition which amounted to $531,787. Product sales by the technology segment remained at approximately the same levels as in prior years.

Gross profit margins for fiscal 1998 increased to 11.0 percent compared to a margin of 10.3 percent for the five-month transition period last year and declined compared to margins of 15.1 percent and 28.7 percent for fiscal 1996 and 1995, respectively. Gross profit on contract services was 5.6 percent for the year ended March 31, 1998 compared to 9.8 percent for the five-month transition period ended March 31, 1997, 18.6 percent for the fiscal year ended October 31, 1996 and 31.0 percent for the fiscal year ended October 31, 1995. The decline in gross profit margins during fiscal 1998 compared to all prior periods is attributable to increased material content in programs performed in fiscal 1998 and cost overruns on various development programs which negatively impacted margins. Gross profit on product sales in Fiscal 1998 was 23.1 percent compared to a margin of 12.9 percent for the five-month transition period ended March 31, 1997, 6.7 percent for the fiscal year ended October 31, 1996 and 15.2 percent for the fiscal year ended October 31, 1995. The increase in margins on product sales in Fiscal 1998 is primarily attributable to higher margins on product sales of gears which averaged 32.5 percent during the period following the acquisition of Aerocom.

Research and development expenditures in fiscal 1998 declined to $902,407 compared to the annualized rate for the five month transition period ended March 31, 1997 of $1,232,506 and the fiscal 1996 and 1995 amounts of $1,698,352 and
$1,298,311, respectively. The decrease is generally attributable to decreasing levels of internally-funded development activities and declining levels of development expenditures on the product launch for Invacare Corporation.

General and administrative expense for Fiscal 1998 was $2,121,340 compared to $695,263 for the five-month transition period ended March 31, 1997 and $1,354,713 and $1,193,030 during fiscal 1996 and 1995, respectively. The increase over the prior periods presented is generally attributable to the consolidation of the general and administrative expenses of Aerocom and UPP which amounted to total expenditures of $115,607 during Fiscal 1998, legal and accounting expenditures related to the negotiation and due diligence for the Aerocom and Franklin acquisitions which totaled $105,887, higher levels of investor relations, marketing and business development expenditures which totaled $85,073 and the write-off of an accounts receivable from a customer who filed for bankruptcy of $229,872.

Interest income increased to $191,186 in Fiscal 1998 compared to $54,802 for the five-month transition period last year and $113,582 and $50,890 for Fiscal 1996 and 1995, respectively. The increase is attributable to higher levels of invested cash during Fiscal 1998.

Interest expense was $96,073 during Fiscal 1998 which represents a decrease from the annualized Fiscal 1997 amount and the amounts reported for Fiscal 1996 and 1997. The decrease is attributable to generally lower interest rates in Fiscal 1998 and the funding of capital call obligations to Taiwan UQM during Fiscal 1997 which carried a 10 percent interest rate throughout the period they were due and not paid.

Equity in loss of Taiwan joint venture rose to $246,648 for the year ended March 31, 1997 compared to $24,121 for the five-month transition period ended March 31, 1997 and $45,164 and $11,952 for the fiscal years ended October 31, 1996 and 1995, respectively. The increase is due to expanded staffing and operations at Taiwan UQM preparatory to the launch of manufacturing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout Fiscal 1998 were adequate to meet operating needs. Net cash used by operating activities was $3,679,072 for the year ended March 31, 1998. Cash requirements throughout the period were funded primarily through the sale of common stock to investors and cash received upon the exercise of outstanding common stock warrants and options.

During the first quarter of Fiscal 1998, the Company entered into a strategic alliance with EV Global Motors Company. As part of this alliance EVG exchanged 400,000 shares of its common stock for 200,000 shares of the Company's common stock. The value of the exchange transaction was $1,000,000. Coincident with this transaction Mr. Lee Iacocca, EVG's Chief Executive Officer joined the Company's board of directors and Ray Geddes, the Company's Chief Executive Officer, joined EVG's board of directors. As of May 31, 1998 EVG beneficially owned 1,455,806 shares of the Company's common stock or 9.2 percent making EVG the Company's largest shareholder.

During the fourth quarter of Fiscal 1998, the Company completed the acquisition of all of the outstanding common stock of Aerocom Industries, Inc., a privately-held Boulder, Colorado based precision gear manufacturer. The acquisition price was $3,377,020 consisting of a cash payment of $337,702 and the issuance of 371,555 shares of the Company's common stock. In addition, the Company assumed $1,264,464 of then existing Aerocom liabilities and debt. The cash portion of the transaction was paid from existing cash balances of the Company. Subsequent to the acquisition, the Company began construction of a 25,000 square foot manufacturing plant in Frederick, Colorado. The plant is situated on 2 acres of land and the Company holds an option to acquire an adjacent 2 acre parcel to accommodate future expansion of the facility. Construction cost of the plant, including land acquisition costs, is expected to be $1.2 million. Construction financing was provided from existing cash balances. The Company has received a commitment from a commercial bank for mortgage financing which is expected to amount to approximately $.9 million. Coincident with this expansion, prior to the end of Fiscal 1998 the Company expended $461,550 for year manufacturing equipment of the approximately $2 million it expects to expend on such equipment prior to the end of calendar 1998. These expenditures are expected to increase its manufacturing capability, both in manufacturing processes and throughput capacity. In order to expand its operations and fund its capital expenditure needs, the Company secured financing from a commercial bank which consists of a $.75 million revolving line-of-credit and term loan financing for up to $2 million of manufacturing equipment purchases, including the refinancing of existing term equipment loans. All financing of the subsidiary has been unconditionally guaranteed by Unique as the parent entity.

During the fourth quarter of Fiscal 1998, the Company completed the private placement of 626,875 units of its securities, at $8.00 per unit, to institutional investors and individual investors in an offering under Regulation D of the Securities Act. Each unit sold consisted of one share of common stock and one warrant to purchase one share of common stock at $8.00 per share for a period of two years subsequent to the date of the offering. The warrants may be called after one year from the date of the offering if the closing price of the common stock on the American Stock Exchange has been $16.00 or more for a period of 20 days. Net proceeds to the Company were $4,673,797. Subsequent, to the end of Fiscal 1998, the Company acquired Franklin Manufacturing Company, a privately-held St. Charles, Missouri manufacturer and distributor of electronic assemblies and components. The Company completed the acquisition of the outstanding common stock of Franklin for $4 million in cash, the assumption of approximately $3.1 million in liabilities and debt and the issuance of 286,282 shares of the Company's common stock. The Company intends to negotiate an increase in Franklin's revolving line-of-credit to accommodate future growth, however, there can be no assurance that such negotiations will be successful. All financing of Franklin has been unconditionally guaranteed by the Company. In June 1998, Franklin was notified by a significant customer, who accounted for $3,380,401 of revenue for the fiscal year ended September 30, 1997, to cease production due to a labor dispute between the United Auto Workers and General Motors Corporation. If the labor dispute is not settled expeditiously, the cessation of product shipments to the customer could have a material adverse effect on the Company's results of operations.

The Company met capital calls from Taiwan UQM of $1.4 million in both fiscal 1996 and 1997. Taiwan UQM reported a net loss of approximately $.6 million in fiscal 1998. Further losses or capital investment by Taiwan UQM could result in additional capital calls by Taiwan UQM.

During the first half of Fiscal 1999, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations and supply motors to Invacare Corporation pursuant to a supply agreement executed during Fiscal 1998. Anticipated capital expenditures for working capital, production machinery, equipment, computer hardware and software are expected to be approximately $1.5 million. The Company expects to fund this investment requirement through a combination of existing cash resources and short-term bank lines-of-credit. Although the Company has, to-date, not entered into formal arrangements for such bank lines-of-credit, Management believes bank lines-of-credit are readily available to the Company on terms acceptable to the Company. However, there can be no assurance that such bank financing can be obtained. The Company believes it has cash resources sufficient to fund non-manufacturing operations over the next year.

For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company believes it can configure its operations such that existing cash balances and cash flow from operations will be sufficient to meet its operating requirements.

ITEM 8.    Financial Statements



                      Independent Auditors' Report

The Board of Directors
Unique Mobility, Inc.:

We have audited the accompanying consolidated balance sheets of Unique Mobility, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1998, the five months ended March 31, 1997 and each of the years in the two-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Taiwan UQM Electric Co., Ltd., (a 38.25 percent owned investee company). The Company's investment at March 31, 1998 in Taiwan UQM Electric Co., Ltd. was $2,044,393, and for the year ended March 31, 1998 the Company recognized equity in the losses of Taiwan UQM Electric Co., Ltd of $(246,648). The financial statements of Taiwan UQM Electric Co., Ltd. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Taiwan UQM Electric Co., Ltd. for the year ended March 31, 1998 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Mobility, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended March 31, 1998, the five months ended March 31, 1997 and each of the years in the two-year period ended October 31, 1996, in conformity with generally accepted accounting principles.



                                 KPMG Peat Marwick LLP


Denver, Colorado
May 22, 1998

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets




                                                     March 31,        March31,
Assets                                                 1998             1997

  Current assets:
       Cash and cash equivalents ..............   $  7,005,533       5,713,557
       Accounts receivable (note 14) ..........      1,105,466         389,314
       Costs and estimated earnings in excess
         of billings on uncompleted contracts
         (note 3) .............................        454,738         191,885
       Inventories (note 4) ...................        253,917         425,391
       Prepaid expenses .......................        158,764         115,260
       Other ..................................         18,361          17,675

               Total current assets ...........      8,996,779       6,853,082

    Property and equipment, at cost:
       Land (notes 5 and 9) ...................        444,480         335,500
       Building (notes 5 and 9) ...............      1,511,635       1,438,090
       Molds ..................................        102,113         102,113
       Transportation equipment ...............        209,920         258,675
       Machinery and equipment ................      5,605,326       1,963,146
                                                     7,873,474       4,097,524
       Less accumulated depreciation ..........     (2,186,805)     (1,764,288)

               Net property and equipment .....      5,686,669       2,333,236

    Investment in Taiwan joint venture (note 6)      2,044,393       2,677,730

    Investment in EV Global (note 7) ..........      1,000,000            --

    Patent and trademark costs, net of
       accumulated amortization of $63,542
       and $45,551(note 13) ...................        575,985         502,297

    Goodwill, net of accumlated amortization
       of $16,215 (note 2) ....................      1,280,872            --

    Other assets ..............................            853           4,354

                                                  $ 19,585,551      12,370,699
(Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued




                                                     March 31,        March 31,
Liabilities and Stockholders' Equity                   1998             1997

  Current liabilities:
     Accounts payable .......................   $    389,791         169,403
     Note payable to Taiwan joint venture
       (note 6) .............................           --         1,345,285
     Other current liabilities (note 8) .....        876,357         459,223
     Current portion of long-term
       debt (note 9) ........................        163,554          45,180
     Billings in excess of costs and
       estimated earnings on uncompleted
       contracts (note 3) ...................            450         659,807

            Total current liabilities .......      1,430,152       2,678,898

  Long-term debt, less current portion
     (note 9) ...............................      1,029,924         726,218

            Total liabilities ...............      2,460,076       3,405,116

  Minority interest in consolidated
     subsidiary (note 5) ....................        394,343         390,784

  Stockholders' equity (notes 11 and 12):
     Common stock, $.01 par value, 50,000,000
       shares authorized; 15,394,621 and
       13,042,964 shares issued .............        153,946         130,430
     Additional paid-in capital .............     38,852,446      27,094,170
     Accumulated deficit ....................    (21,798,724)    (18,532,364)
     Notes receivable from officers .........        (56,056)        (83,646)
     Cumulative translation adjustment ......       (420,480)        (33,791)

            Total stockholders' equity ......     16,731,132       8,574,799

  Commitments (notes 6, 9, 16, 19 and 20)



                                                $ 19,585,551      12,370,699


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations



                                                     Year         Five Months
                                                    Ended           Ended
                                                  March 31,        March 31,      Year Ended October 31,
                                                    1998             1997            1996            1995
  Revenue:
       Contract services (note 14) .........   $  2,790,496         700,132       1,436,484       4,031,951
       Product sales .......................      1,274,236         152,016         611,213         701,700
                                                  4,064,732         852,148       2,047,697       4,733,651

    Operating costs and expenses:
       Costs of contract services ..........      2,635,599         631,823       1,168,757       2,781,866
       Costs of product sales ..............        980,034         132,418         570,481         594,782
       Research and development ............        902,407         513,544       1,698,352       1,298,311
       General and administrative ..........      2,121,340         695,263       1,354,713       1,193,030
       Amortization of goodwill ............         16,215            --              --              --
       Write-down of inventory .............        416,736            --              --              --
                                                  7,072,331       1,973,048       4,792,303       5,867,989

               Operating loss ..............     (3,007,599)     (1,120,900)     (2,744,606)     (1,134,338)

    Other income (expense):
       Interest income .....................        191,186          54,802         113,582          50,890
       Interest expense ....................        (96,073)        (84,704)       (202,798)       (177,051)
       Equity in loss of Taiwan joint
         venture (note 6) ..................       (246,648)        (24,121)        (45,164)        (11,952)
       Minority interest share of earnings
         of consolidated subsidiary ........        (70,905)        (27,725)        (69,400)        (64,627)
       Other ...............................        (36,321)          1,563          43,643           6,645
                                                   (258,761)        (80,185)       (160,137)       (196,095)

               Net loss ....................   $ (3,266,360)     (1,201,085)     (2,904,743)     (1,330,433)


               Net loss per common share -
                 basic and diluted (note 1n)   $       (.23)           (.12)           (.26)           (.13)

    Weighted average number of shares
      of common stock outstanding ..........     13,924,434      12,043,481      11,021,742      10,090,778

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity


                                          Number of                                                 Notes
                                           common              Additional  Cumulative   Accumu-   receivable              Total
                                           shares      Common   paid-in    translation   lated     due from  Treasury stockholders'
                                           issued       stock   capital    adjustment   deficit    officers   stock      equity

  Balances at October 31, 1994 .........  9,925,545   $ 99,255  16,790,995        --   (13,096,103)  (50,671)  (95,472)  3,648,004

  Issuance of common stock in private
    offerings, net of offering costs
    of $141,446 (note 11) ..............    581,111      5,812   1,944,742         --       --          --        --     1,950,554
  Issuance of common stock upon exercise
    of employee options ................     64,786        648      99,628         --       --        (1,750)  (22,130)     76,396
  Issuance of common stock under
    employee stock purchase plan .......        511          5       2,521         --       --          --        --         2,526
  Issuance of warrants for services
    (note 12) ..........................       --          --       50,000         --       --          --        --        50,000
  Net loss .............................       --          --         --           --   (1,330,433)     --        --    (1,330,433)

  Balances at October 31, 1995 ......... 10,571,953    105,720  18,887,886         --  (14,426,536)  (52,421) (117,602)  4,397,047

  Issuance of common stock in private
    offerings, net of offering costs
    of $247,309 (note 11) .............   1,057,708     10,577   3,898,802         --       --          --        --     3,909,379
  Issuance of common stock upon
    exercise of employee options .......    100,542      1,005     153,205         --       --       (13,395)  (10,250)    130,565
  Issuance of common stock under
    employee stock purchase plan .......      6,668         67      20,200         --       --          --        --        20,267
  Issuance of common stock for
    services ...........................     14,494        145      61,246         --       --          --        --        61,391
  Cumulative translation adjustment ....       --         --         --        (21,030)     --          --        --       (21,030)
  Net loss .............................       --         --         --            --   (2,904,743)     --        --    (2,904,743)

  Balances at October 31, 1996 ......... 11,751,365    117,514  23,021,339     (21,030)(17,331,279)  (65,816) (127,852)  5,592,876

  Issuance of common stock in private
    offerings, net of offering costs
    of $365,688 (note 11) ..............  1,289,288     12,893   4,133,927         --       --          --        --     4,146,820
  Issuance of common stock upon
    exercise of employee options .......     40,105        401      62,429         --       --       (17,830)     --        45,000
  Issuance of common stock for
    services ...........................      1,547         15       3,934         --       --          --        --         3,949
  Cumulative translation adjustment ....       --         --         --        (12,761)     --          --        --       (12,761)
  Retirement of treasury stock .........    (39,341)      (393)   (127,459)        --       --          --     127,852       --
  Net loss .............................       --         --         --            --   (1,201,085)     --        --    (1,201,085)

  Balances at March 31, 1997 ........... 13,042,964    130,430  27,094,170     (33,791)(18,532,364)  (83,646)     --     8,574,799

  Issuance of common stock in private
    offerings, net of offering costs
    of $341,202 (note 11) ..............    626,875      6,269   4,667,528         --       --          --        --     4,673,797
  Issuance of common stock upon
    exercise of employee and directors
    options ............................    226,332      2,263   1,081,888         --       --          --        --     1,084,151
  Issuance of common stock upon
    exercise of warrants ...............    918,026      9,180   1,923,195         --       --          --        --     1,932,375
  Issuance of common stock under
    employee stock purchase plan .......      7,523         75      23,963         --       --          --        --        24,038
  Issuance of common stock for
    services ...........................      4,000         40      28,480         --       --          --        --        28,520
  Compensation expense accrued for
    issuance of common stock options
    granted for services ...............      --         --         19,000         --       --          --        --        19,000
  Issuance of common stock for
    acquisition of Aerocom .............    371,555      3,716   3,035,602         --       --          --        --     3,039,318
  Issuance of common stock for
    investment in EV Global ............    200,000      2,000     998,000         --       --          --        --     1,000,000
  Cumulative translation adjustment ....      --         --          --         (386,689)   --          --        --      (386,689)
  Repayment of executive note ..........     (2,654)       (27)    (19,380)        --       --         27,590     --         8,183
  Net loss .............................      --         --          --            --     (3,266,360)   --        --    (3,266,360)

  Balances at March 31, 1998 ........... 15,394,621  $ 153,946  38,852,446      (420,480)(21,798,724) (56,056)    --    16,731,132

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows



                                                           Year         Five Months
                                                           Ended           Ended
                                                         March 31,        March 31,     Year Ended October 31,
                                                            1998             1997         1996            1995

  Cash flows used by operating activities:
     Net loss .......................................   $(3,266,360)    (1,201,085)    (2,904,743)    (1,330,433)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Depreciation and amortization .............       545,295        159,473        375,590        346,567
          Minority interest share of earnings of
            consolidated subsidiary .................        70,905         27,725         69,400         64,627
          Noncash compensation expense for
            common stock and warrants issued
            for services ............................        28,520          3,949         61,391         50,000
          Noncash compensation expense for stock
            options granted to consultants ..........        19,000           --             --             --
          Equity in loss of Taiwan joint venture ....       246,648         24,121         45,164         11,952
          (Gain) loss on sale of property and
            equipment ...............................        32,180           --          (45,676)        (3,534)
          Write-off of patent costs .................        18,731         55,529           --             --
          Other .....................................          --            1,210        (20,092)          (466)
          Change in operating assets and liabilities:
             Accounts receivable and costs and
               estimated earnings in excess of
               billings on uncompleted contracts ....      (609,588)       167,846       (148,782)       161,223
             Inventories ............................       331,294        (17,246)        (3,444)        70,450
             Prepaid expenses and other current
               assets ...............................       (41,084)       (66,910)       (12,846)        27,105
             Accounts payable and other current
               liabilities ..........................      (395,256)       106,497        (25,681)      (200,703)
             Billings in excess of costs and
               estimated earnings on uncompleted
               contracts ............................      (659,357)       634,122         25,685       (137,247)
                   Net cash used by operating
                     activities .....................    (3,679,072)      (104,769)    (2,584,034)      (940,459)

  Cash provided by(used by)investing activities:
     Cash paid for acquisition of subsidiary, net ...      (337,702)          --             --             --
     Acquisition of property and equipment ..........      (703,562)      (118,608)      (182,011)      (440,079)
     Increase in patent and trademark costs .........      (110,411)       (47,865)       (92,390)       (64,766)
     Investment in Taiwan joint venture .............          --       (1,375,121)          --             --
     Proceeds from sale of certificates of deposit
       and other investments ........................          --             --          319,107        117,127
     Proceeds from sale of property and equipment ...        25,250           --           63,361           -

                  Net cash provided by (used by)
                    investing activities ............   $(1,126,425)    (1,541,594)       108,067       (387,718)


(Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued



                                                         Year           Five Months
                                                        Ended              Ended
                                                       March 31,        March 31,         Year Ended October 31,
                                                         1998              1997          1996           1995

  Cash flows provided by financing activities:
     Proceeds from borrowings ....................   $      --             --             --          212,337
     Repayment of debt ...........................      (212,440)       (34,085)       (83,045)      (250,905)
     Repayment of note payable for investment
       in Taiwan joint venture ...................    (1,345,285)          --             --             --
     Proceeds from sale of common stock, net .....     4,673,797      4,146,820      3,909,379      1,950,554
     Issuance of common stock upon exercise
       of employee options .......................     1,092,334         45,000        130,565         76,396
     Issuance of common stock under employee
       stock purchase plan .......................        24,038           --           20,267          2,526
     Issuance of common stock upon exercise of
       warrants ..................................     1,932,375           --             --             --
     Distributions paid to holders of minority
       interest ..................................       (67,346)       (28,061)       (67,345)       (67,347)
                 Net cash provided by financing
                   activities ....................     6,097,473      4,129,674      3,909,821      1,923,561

                 Increase in cash and cash
                   equivalents ...................     1,291,976      2,483,311      1,433,854        595,384
  Cash and cash equivalents at beginning of period     5,713,557      3,230,246      1,796,392      1,201,008

  Cash and cash equivalents at end of period .....   $ 7,005,533      5,713,557      3,230,246      1,796,392

  Interest paid in cash during the period ........   $   129,599        276,591         82,494         89,133

Non-cash investing and financing transactions:

Cumulative translation adjustments of $386,689 were recorded for the year ended March 31,1998, $12,761 for the five months ended March 31, 1997, and $21,030 for the year ended October 31, 1996.

In January 1998, the Company purchased all of the outstanding stock of Aerocom Industries, Inc. for $337,702 cash and 371,555 shares of the Company's common stock (see note 2).

In June 1997, the Company entered into a stock purchase agreement with EV Global Motors Company (EVG) whereby the Company exchanged 200,000 shares of its common stock for 400,000 shares of EVG (see note 7).

In December 1996, the Company financed an additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,345,285 (see note 6).

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the year ended March 31, 1998 and the five months ended March 31, 1997, there were no such transactions. For the years ended October 31, 1996 and 1995, the Company issued 13,666 and 32,130 shares of common stock for options exercised for an aggregate exercise price of $10,250 and $22,130, respectively, for which the Company received 2,000 and

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued


5,365 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

In accordance with the provisions of the Company's stock option plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. There were no notes receivable exchanged for the exercise of options during the year ended March 31, 1998. For the five months ended March 31, 1997, the Company issued 20,105 shares of common stock for an aggregate exercise price of $17,830 for which the Company received promissory notes for the same amount. For the years ended October 31, 1996 and 1995, the Company issued 13,395 and 2,900 shares of common stock for an aggregate exercise price of $13,395 and $1,750, respectively, for which the Company received promissory notes for the same amount.

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

    (a)   General Business

          Unique Mobility, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electric controls for such motors. The Company's revenue is derived primarily from contract research and development services and sales of products developed from such technology. Through its recently acquired wholly-owned subsidiary, Aerocom Industries, Inc, the Company provides contract grinding services and manufactures high-precision gears for the aerospace and commercial industries.

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

          The minority interests as of March 31, 1998 and 1997, consisted of the other stockholders' ownership interests in a subsidiary of the Company. See Note 5.

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


          Income or loss recognition is limited to the extent of the Company's investment in, advances to and guarantees of the joint venture. Commencing with the five months ended March 31, 1997, due to timing considerations, the financial position and results of operations for the Taiwan joint venture are included in the Company's consolidated financial statements on a three-month time lag. Accordingly, the consolidated statements of operations, stockholders' equity and cash flows include activity of the Taiwan joint venture for the year ended December 31, 1997, the two months ended December 31, 1996, and the twelve months ended October 31, 1996 and 1995. Similarly, the accompanying consolidated balance sheets and related footnote disclosures as of March 31, 1998 and 1997, include the financial position of the Taiwan joint venture as of December 31, 1997 and 1996, respectively. The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture were calculated using the average rates in effect during the year ended December 31, 1997, and the two and twelve-month periods ended December 31, 1996, and October 31, 1996 and 1995, respectively, and the spot rates in effect at the respective December 31, 1997 and 1996 balance sheet dates.

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

    (h)   Goodwill

          The excess of the consideration exchanged over the fair value of the net assets obtained in acquisitions is recorded as goodwill. Amortization of goodwill is calculated using the straight-line method over a period of 20 years.

    (i)   Long-Lived Assets

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 in 1996 and the adoption of SFAS 121 did not have an effect on the Company's consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


    (j)   Contract Services Revenue and Cost Recognition

          Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage-of-completion method, contract revenues and related cost are recognized based on the percentage that costs incurred to date bear to total estimated costs.

          Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined.

          Contract costs include all direct materials, subcontract and labor costs and other indirect costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

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

    (k)   Income Taxes

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

    (l)   Research and Development

          Costs of researching and developing new technology or significantly altering existing technology are charged to operations as incurred.

    (m)   Equity Instruments Issued for Non-Employee Services

          The Company periodically issues common stock to non-employees for services rendered. The cost of these services is recorded based upon the fair market value of the Company's common stock on the date of issuance.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


    (n)   Foreign Currency Translation

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

    (o)   Loss Per Common Share

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of earnings per share in prior periods. The statement replaces the calculation of "primary earnings per share" with "basic earnings per share" and redefines the "diluted earnings per share" computation. Common stock equivalents were not included in the computations because their effect was anti-dilutive. Adoption of SFAS 128 did not effect the reported net loss per common share for the year ended March 31, 1998, the five months ended March 31, 1997 or the years ended October 31, 1996 or 1995. The fair value of the pre-emptive rights arising from the issuance of employee stock options during the five months ended March 31, 1997, has been treated in a manner similar to a preferred stock dividend in the calculation of net loss per common share. The estimated aggregate fair value of these rights, determined using the Black-Scholes option pricing model, was $201,000.

    (p)   Use of Estimates

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

    (q)   Reclassifications

          Certain prior year amounts have been reclassified to conform to the current period presentation.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


(2)  Acquisition of Aerocom

     On January 16, 1998, the Company acquired all of the outstanding common stock of Aerocom Industries, Inc. ("Aerocom") for cash and shares of the Company's common stock totaling $3,377,020. The allocation of the purchase price, based on preliminary estimates of fair value which may be subject to adjustment, was as follows:

           Accounts receivable                $    369,417
           Inventories                             159,820
           Property, plant and equipment         2,812,054
           Goodwill                              1,297,087
           Other                                     3,106

                                                 4,641,484
           Debt and other liabilities
             assumed                            (1,264,464)

           Purchase price                      $ 3,377,020

     The acquisition has been accounted for using the purchase method of accounting and the results of Aerocom's operations have been included with those of the Company since January 16, 1998. The unaudited pro forma revenue, net loss, and loss per common share for the year ended March 31, 1998, assuming the acquisition occurred on November 1, 1996, is as follows:

                                       Year Ended   Five Months Ended
                                     March 31, 1998   March 31, 1997

           Revenue                    $ 5,515,859        1,438,293
           Net loss                   $(3,200,747)      (1,206,853)
           Basic and diluted loss
             per common share           $ (.23)            (.11)

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on November 1, 1996, nor are they necessarily indicative of the results of future operations.

(3) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

     At March 31, 1998,  the estimated  period to complete  contracts in process ranged from 1 to 12 months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 1998, within one year.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


    The following summarizes contracts in process at March 31, 1998, and 1997:

                                               March 31,         March 31,
                                                 1998              1997

       Costs incurred on uncompleted
           contracts ........................   $ 1,724,552      3,158,704
       Estimated earnings .................         515,782        490,407
                                                  2,240,334      3,649,111
       Less billings to date ..............      (1,786,046)    (4,117,033)

                                                $   454,288       (467,922)

       Included in the accompanying balance
         sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts ........     $   454,738        191,885
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts ........            (450)      (659,807)

                                                $   454,288       (467,922)

 (4)    Inventories

    Inventories at March 31, 1998, and 1997 consists of:

                                               March 31,    March 31,
                                                 1998       1997

         Raw materials ...                    $ 76,377    283,155
         Work in process .                     159,825     69,460
         Finished products                      17,715     72,776

                                              $253,917    425,391

 (5) Limited Liability Company

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


     limited liability company covering the entire facility. The limited liability company is, therefore, accounted for as a consolidated subsidiary. Minority interest in consolidated subsidiary represents the private investor's allocable portion of the equity of the consolidated subsidiary.

 (6) Investment in Taiwan Joint Venture

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

     During the current fiscal year an investment was made in Taiwan UQM by employees of Taiwan UQM diluting the Company's investment to 38 1/4%.

     Summarized unaudited financial information for Taiwan UQM is as follows:

                                               December 31,     December 31,
        Financial Position                        1997             1996

  Current assets ....................         $  341,178             889,881
  Noncurrent assets-land, property
    and equipment ...................          6,474,301           4,542,142
         Total assets ...............          6,815,479           5,432,023

  Current liabilities ...............          1,470,684             607,453
  Noncurrent liabilities ............              --                   --
  Stockholders' equity ..............          5,344,795           4,824,570

         Total liabilities and equity        $ 6,815,479           5,432,023

                                        Year         Two Months     Year
                                       Ended           Ended       Ended
                                    December 31,   December 31,  October 31,
        Results of Operations          1997            1996         1996

  Revenue                             $     663       10,123         --
  Expenses                             (597,278)     (56,403)    (128,214)

  Net loss                            $(596,615)     (46,280)    (128,214)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (7) Investment in EV Global

     In June of 1997, the Company entered into a strategic relationship with EV Global Motors Company (EVG) to develop and market light electric transportation products. EVG purchased 1,151,925 shares of the Company's common stock in a private transaction from Alcan Aluminum Limited and purchased warrants to acquire an additional 350,000 shares of common stock from other sources. Separately, the Company and EVG entered into a stock purchase agreement whereby the Company agreed to purchase 400,000 shares of EVG common stock in exchange for 200,000 shares of the Company's common stock which was valued at $1,000,000.

 (8) Other Current Liabilities

     Other current liabilities at March 31, 1998 and 1997, consists of:

                                       March 31, March 31,
                                         1998      1997

  Accrued interest ................   $  5,692     39,218
  Accrued loss reserves ...........     22,678      8,120
  Accrued legal and accounting fees     55,376     37,171
  Accrued payroll, consulting,
    personal property
    taxes and real estate taxes ...    158,604     99,997
  Accrued material purchases ......     82,357       --
  Accrued machinery and equipment
     purchases ....................    402,834       --
  Unearned revenue ................     65,037       --
  Refund of overpayment ...........       --      250,005
  Other ...........................     83,779     24,712

                                      $876,357    459,223
(9)    Long-term Debt

    Long-term debt at March 31, 1998 and 1997, consists of:


                                                             March 31,     March 31,
                                                               1998          1997

  Note payable to bank, payable in monthly install-
     ments with interest at 9.1%; matures October 2007;
     secured by land and building with a net book value
     of $1,530,041 .....................................   $  726,202      771,398
  Note payable to bank, payable in monthly installments
     with interest at 10.05%; matures November 2001; see
     note 20 ...........................................      467,276         --
             Total long-term debt ......................    1,193,478      771,398
      Less current portion .............................      163,554       45,180
             Long-term debt, less current portion ......   $1,029,924      726,218


UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     The annual aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

        1999               $   163,554
        2000                   179,278
        2001                   197,660
        2002                   155,388
        2003                    71,536
        Thereafter             426,062

                           $ 1,193,478
 (10) Income Taxes

     Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                            Five Months
                                 Year Ended    Ended
                                 March  31,  March  31,  Year  Ended October 31,
                                    1998        1997       1996         1995

      Computed "expected" tax
         benefit                $(1,110,562)  (408,369)  (987,613)   (452,347)
      Increase (decrease) in
        taxes resulting from:
            Increase in
              valuation
              allowance for
              net deferred
              tax  assets        1,015,804     407,443    985,132     450,383
            Other, net              94,758         926      2,481       1,964

      Income tax benefit        $     -           -           -          -

          The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                        March 31,      March 31,
                                          1998          1997

      Deferred tax assets:
         Research and development
            credit carryforwards     $   74,864            61,188
          Net operating loss
            carryforwards             6,730,804         5,728,676
               Total deferred
                  tax assets          6,805,668         5,789,864

       Less valuation allowance       6,805,668         5,789,864

               Deferred tax assets,
                  net of valuation
                  allowance          $     --               --

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


     As of March 31,  1998,  the Company had net  operating  loss  carryforwards
     (NOL) of approximately $22.1 million for U.S. income tax purposes which expire in varying amounts through 2013. Approximately $2.1 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. At October 21, 1991, the Company experienced an ownership change for purposes of Section 382 subjecting approximately $2.8 million in NOLs to an annual usage limitation of approximately $0.9 million. The amount of this annual limitation is sufficient to allow for the utilization of the entire amount of these NOLs prior to expiration should sufficient taxable income be generated.

     Future ownership changes under Section 382 could occur that would result in an additional Section 382 limitation which would further restrict the use of NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(11) Stockholders' Equity

     During the year ended October 31, 1995, the Company completed three private placements of common stock with institutions outside of the United States. In total, 581,111 shares of common stock were privately placed at $3.60 per share.

     During the year ended October 31, 1996, the Company completed several private placements of common stock with institutional and private investors outside of the United States. In total 928,676 shares were placed at between $3.30 and $4.75 per share. In addition, 129,032 shares of common stock were sold to Invacare Corporation in a private placement, at $3.88 per share.

     During the five months ended March 31, 1997, the Company completed one private placement of common stock with institutional and private investors outside of the United States. In total 1,289,288 shares of common stock were privately placed at $3.50 per share.

     During the year ended March 31, 1998, the Company completed one private placement with institutional and private investors of 750,000 units consisting of one share of the Company's common stock and one warrant at a price of $8.00 per unit. Each warrant is exercisable into one share of the Company's common stock at $8.00 per share and expires two years from the date of issuance. Of the 750,000 units that were privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



 (12) Common Stock Options and Warrants

     Incentive and Non-Qualified Option Plans

     The Company has reserved 5,104,000 shares of common stock for key employees, consultants and key suppliers under its Incentive and Non-Qualified Option Plans of 1992 and 1982. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 1,000,000 options. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

      The following table summarizes activity under the plans:

                                     Shares Under  Weighted-Average
                                         Option     Exercise Price

  Outstanding at October 31, 1994    1,914,533    $   5.02
  Granted .......................      100,000        5.00
  Exercised .....................      (64,786)       1.55
  Forfeited .....................      (97,515)       5.38

  Outstanding at October 31, 1995    1,852,232        5.12
  Granted .......................      590,000        4.15
  Exercised .....................     (100,542)       1.53
  Forfeited .....................     (315,978)       5.63

  Outstanding at October 31, 1996    2,025,712        4.94
  Granted .......................      500,000        3.31
  Exercised .....................      (40,105)       1.57
  Expired .......................      (30,000)       5.00
  Forfeited .....................       (4,151)       3.31

  Outstanding at March 31,1997 ..    2,451,456        4.66
  Granted .......................      601,000        7.88
  Exercised .....................     (210,332)       4.75
  Forfeited .....................      (13,772)       4.80

  Outstanding at March 31, 1998 .    2,828,352    $   5.34

  Exercisable at March 31, 1998 .    1,781,046    $   4.97

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     The following table presents summarized information about stock options outstanding at March 31, 1998:


                                      Options Outstanding         Options Exercisable
                                            Weighted   Weighted               Weighted
                             Number          Average    Average    Number      Average
               Range of   Outstanding      Remaining   Exercise  Exercisable  Exercise
          Exercise Prices at 12/31/97  Contractual Life Price at  12/31/97      Price
            $0.50 - 1.00      112,117       1.5 years  $0.79       112,117      $0.79
            $2.25 - 3.31      623,256       8.0 years  $3.08       297,085      $2.83
            $3.50 - 5.00      805,086       6.6 years  $4.05       666,162      $4.03
            $5.38 - 8.13    1,287,893       7.8 years  $7.64       705,682      $7.41
            $0.50 - 8.13    2,828,352       7.5 years  $5.34     1,781,046      $4.97

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

      The following table presents summarized activity under the plan:

                                                       Weighted
                                     Shares Under       Average
                                      Option         Exercise Price


      Outstanding at October 31, 1994    48,000          $ 5.96
      Granted                            61,333            5.10

      Outstanding at October 31, 1995   109,333            5.48
      Granted                            32,000            4.38

      Outstanding at October 31, 1996
         and March 31, 1997             141,333            5.23
      Granted                            64,000            7.13
      Exercised                         (16,000)           5.38

      Outstanding at March 31, 1998     189,333          $ 5.86

      Exercisable at March 31, 1998      98,666          $ 5.31

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


     The following table presents summarized information about stock options outstanding for non-employee directors:

                            Options Outstanding            Options Exercisable
                                    Weighted   Weighted                Weighted
                     Number         Average     Average     Number      Average
     Range of     Outstanding      Remaining  Exercise  Exercisable   Exercise
 Exercise Prices  at 12/31/97  Contractual Life Price   at 12/31/97     Price

 $4.38 - 6.00      93,333        7.3 years  $4.85       66,666       $4.86
 $6.25 - 7.13      96,000        8.3 years  $6.84       32,000       $6.25
                  189,333        7.8 years  $5.86       98,666       $5.31

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

                                                Five Months
                                 Year Ended        Ended            Year Ended
                              March 31, 1998   March 31, 1997  October 31, 1996


Net loss - as reported .......   $(3,266,360)     (1,201,085)     (2,904,743)
Compensation expense - current
  period option grants .......      (821,800)       (116,847)       (339,221)
Compensation expense - prior
  period option grants .......      (619,654)       (145,042)            -

Net loss - pro forma .........    (4,707,814)     (1,462,974)     (3,243,964)
Net loss per common share -
  as reported ................   $      (.23)           (.12)           (.26)
Net loss per common share -
   pro forma .................   $      (.34)           (.14)           (.29)

     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                             Five  Months
                              Year Ended         Ended           Year Ended
                            March 31, 1998    March 31, 1997    October 31, 1996

      Expected volatility         48.1%            47.6%              49.1%
      Expected dividend yield      0.0%             0.0%               0.0%
      Risk free interest rate      5.7%             6.4%               5.6%
      Expected life of option
        granted                  6 years          6 years             6 years
      Fair value of options
        granted as computed under
        the Black Scholes option
        pricing models         $4.15 per share $1.79 per share $2.22 per share

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     Pro forma net loss reflects only the fair value compensation expense of options granted since November 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option vesting periods (ranging from 1 to 3 years) and compensation cost for options granted prior to November 1, 1995, is not considered. Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

                      Fiscal Year                 Pro Forma
                       Ended                     Compensation
                      March 31,                    Expense


                        1999                 $1,274,212
                        2000                 $  985,386

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

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January, 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. On March 19, 1998, warrants to acquire 80,000 shares of the Company's common stock were exercised resulting in cash proceeds to the Company of $480,000. Warrants to acquire 220,000 shares of the Company's common stock remain outstanding at March 31, 1998.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July, 1998, to acquire 150,000 shares of the
     Compan's   common  stock  at  $5.75  per  share.   During   September  and
     December 1997, and February 1998, warrants to acquire 120,000 shares of the Company's common stock were exercised, resulting in cash proceeds to the Company of $690,000. Warrants to acquire 30,000 shares of the Company's common stock remain outstanding as of March 31, 1998.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996, being the market price of the common stock of the Company at the date of each respective grant. The warrants expire three years from the date of issuance. During October 1997, warrants to acquire 5,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $21,250. Warrants to acquire 50,000 shares at $4.75 per share, 38,100 shares at $5.00 per share and 45,000 shares at $4.25 per share remain outstanding as of March 31, 1998.

     In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. During the fiscal year ended March 31, 1998, warrants to acquire 151,750 shares of the Company's common stock at $3.50 per share were exercised, resulting in cash proceeds to the Company of $531,125. During December 1997, warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share were exercised, resulting in cash proceeds to the Company of $210,000. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of March 31, 1998.

     As discussed in Note 11, the Company completed a private placement in 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants issued prior to March 31, 1998 remain outstanding as of that date.

(13)  Alcan Royalty Agreement

     During 1994, the Company and Alcan Aluminum Limited ("Alcan") executed an agreement in which Alcan assigned to the Company all of its rights, title and interests in certain motor technology developed under a program funded by Alcan. This agreement further provides that the Company shall pay to Alcan royalties of one-half of one percent on revenue derived from the

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     manufacture and sale of products or processes embodying the related technology. For the year ended March 31, 1998, the five months ended March 31, 1997, and for the years ended October 31, 1996 and 1995, the Company recorded royalty expense of $14,999, $4,077, $9,497 and $23,423, respectively, under this agreement.

(14)  Significant Customers

     The Company has historically derived significant contract services revenue from a few key customers. The customers from which this revenue has been derived and the percentage of this revenue as a percentage of total contract services revenue is summarized as follows:

                                            Five Months        Year Ended
                         Year Ended            Ended            October 31,
                       March 31, 1998      March 31, 1997    1996        1995
          Customer A      $      -             162,500         -           -
                   B          707,771          113,229         -           -
                   C          182,651          176,749         -           -
                   D             -                -          378,640   1,720,347
                   E             -                -          202,343     880,420
                   F             -                -          194,600       -
                   G             -                -          135,950       -
                   H             -                -            -         657,330
                   I          385,950             -            -           -
                   J          571,924             -            -           -
                   K          173,130             -            -           -
                   L          218,435             -            -           -

                          $ 2,239,861          452,478       911,533   3,258,097

         Percentage of
           contract services
           revenue               80%              65%           63%         81%

     These customers, in total, also represented 15% and 49% of total accounts receivable at March 31, 1998 and 1997, respectively, and the majority of costs and estimated earnings in excess of billings on uncompleted contracts.

     During the year ended March 31, 1998, the Company derived significant product sales revenue from three customers. Revenue derived was as follows: customer M - $122,263; customer N - $75,858; and customer O - $188,129. These three customers accounted for 30% of the product sales revenue.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $846,740 for the year ended March 31, 1998, $78,532 for the five months ended March 31, 1997, and $800,208 and $2,478,350 for the years ended October 31, 1996 and 1995, respectively.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


 (15) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, certificates of deposit, accounts receivable, notes payable to joint venture participant, and accounts payable:

     The carrying amounts approximate fair value because of the short maturity of these instruments.

      Long-term debt:

     The carrying amount of the Company's long-term debt approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to the Company providing comparable security to the lender.

 (16) Employee Benefit Plans

      401(k) Plan

     The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company matches participant contributions on a dollar-for-dollar basis on the participant's contributions up to 5 percent of the participant's salary and 25% of participant contributions in excess of this limit, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $100,212, $39,535, $90,935 and $98,441 for the year ended March 31, 1998, the five months ended March 31, 1997, and for the years ended October 31, 1996 and 1995, respectively.

      Stock Purchase Plan

     The Company has established a Stock Purchase Plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the Stock Purchase Plan. During the year ended March 31, 1998, the Company issued 7,523 shares of common stock under the Stock Purchase Plan. During the five months ended March 31, 1997, the Company did not issue any shares under the Stock Purchase Plan. During the years ended October 31, 1996 and 1995, the Company issued 6,668 shares and 511 shares of common stock, respectively, under the Stock Purchase Plan.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(17)   Segments

     Commencing in the current fiscal year, the Company has two reportable segments: technology and mechanical products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies at note 1. During the year ended March 31, 1998, there were no intersegment sales or transfers.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

     The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 1998:

                                                Mechanical
                                   Technology    Products     Totals

     Revenue                     $  3,489,586    575,146    4,064,732
     Interest income                  155,480     35,706      191,186
     Interest expense                 (75,473)   (20,600)     (96,073)
     Depreciation and amortization   (383,137)  (145,943)    (529,080)
     Goodwill amortization               -       (16,215)     (16,215)
     Equity in loss of Taiwan
       joint venture                 (246,648)      -        (246,648)
     Segment loss                  (3,243,204)   (23,156)  (3,266,360)
     Segment assets                12,757,776  6,827,775   19,585,551
     Expenditures for
       segment assets            $   (278,568)  (535,405)    (813,973)

     In determining the foregoing segments, the Company has allocated corporate overhead and expenses and intangible assets, including goodwill, to the appropriate segment. Prior to the current fiscal year, the Company's financial statement information related to the technology segment.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



 (18) Transition Period Comparative Financial Information (Unaudited)

     The following table sets forth certain unaudited statement of operations data for the five months ended March 31, 1996:

         Revenue:
            Contract services                        $    331,761
            Product sales                                 216,325
                                                          548,086
         Operating costs and expenses:
            Costs of contract services                    376,614
            Costs of product sales                        228,080
            Research and development                      632,101
            General and administrative                    624,996
                                                        1,861,791
                    Operating loss                     (1,313,705)
         Other income (expense):
            Interest income                                46,214
            Interest expense                              (91,780)
            Equity in loss of Taiwan joint
              venture                                     (16,682)
            Minority interest share of earnings
              of consolidated subsidiary                  (28,588)
            Other                                          37,280
                                                          (53,556)

                    Net loss                         $ (1,367,261)

                    Net loss per common share        $    (.13)

         Weighted average number of shares
           of common stock outstanding                 10,708,645

 (19)  Commitments

     The Company has entered into various contracts to purchase vacant land and construct a new manufacturing facility in Frederick, Colorado. Vacant land was purchased under contract for $108,900 and the Company has an option to purchase an adjoining block of land for $72,600.

     The construction contract provides for the erection of a 25,000 square foot manufacturing facility at a cost not to exceed $850,000 adjusted for change orders. As of year-end, the Company had paid $73,545 in progress payments in relation to this contract. The facility was completed in June 1998.

     These commitments will be met through additional financing from third party institutions that were arranged subsequent to year end.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



 (20) Subsequent Events

      Acquisition of Franklin

     On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for cash and shares of the Company's common stock totaling approximately $6,247,316. The allocation of the purchase price based on preliminary estimates of fair value which may be subject to adjustment, is as follows:

      Assets purchased:

           Cash                           $   151,360
           Accounts receivable              1,426,995
           Inventories                      1,089,539
           Property, plant and equipment      877,199
           Goodwill                         5,296,916
           Related asset acquisition          422,250
           Other                              131,203
                                            9,395,462

      Debt and other liabilities assumed   (3,148,146)

           Purchase price                 $ 6,247,316

     The acquisition has been accounted for using the purchase method of accounting. The unaudited pro forma revenue, net loss and loss per common share for year ended March 31, 1998 and 1997 respectively, assuming the acquisition occurred on April 1, 1996 is as follows:

                                           Year Ended      Year Ended
                                         March 31, 1998  March 31, 1997

      Revenue                             $ 15,366,148   $ 10,717,010
      Net loss                              (3,167,509)    (2,437,238)
      Basic and diluted loss                 $    (.22)         $(.21)
         per common share

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on April 1, 1996, nor are they necessarily indicative of the results of future operations.

     In conjunction with the closing of the acquisition, the Company refinanced Franklin's existing long-term debt totaling approximately $1.7 million with Commerce Bank. The Company is a guarantor on the new financing arrangement.

     The annual aggregate maturities of the refinanced long-term debt is as follows: 1999 - $424,250; 2000 - $1,168,009; and 2001 - $101,236.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



    New Financing

     Subsequent to the end of the fiscal year, the Company refinanced Aerocom's existing long-term debt totaling approximately $467,000. The new financing arrangement includes a $750,000 revolving line of credit, a $2 million term equipment financing line of credit and a $900,000 mortgage loan on the

     Company's new building in Frederick, Colorado. As of May 22, 1998, a total of approximately $900,000 has been drawn against the equipment financing line of credit.

ITEM 9.    CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.


      None.

                             PART III


Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is hereby incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholder to be held on September 14, 1998, to be filed on or about August 3, 1998, pursuant to Regulation 14A.

                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

   (a)  1.  Financial Statements:

        Unique Mobility, Inc. (included in Part II):

                Independent Auditors' Report.

                Consolidated Balance Sheets, March 31, 1998 and March 31,
                  1997.

                Consolidated Statements of Operations for the year ended
                  March 31, 1998, the five months ended March 31, 1997 and each of the years in the two-year period ended
                  October 31, 1996.

                Consolidated Statements of Stockholders' Equity for the
                  year ended March 31, 1998, the five months ended March 31, 1997, and each of the years in the two-year period ended October 31, 1996.

                Consolidated Statements of Cash Flows for the year ended
                  March 31, 1998, the five months ended March 31, 1997 and each of the years in the two-year period ended October 31, 1996.

                Notes to Consolidated Financial Statements.

            Taiwan UQM Electric Co., Ltd. (included in Part IV):

                Independent Auditors' Report.

                Balance Sheets, December 31, 1997 and 1996

                Statements of Income for the year ended December 31, 1997,
                  December 31,1996, and   the period January 17, 1995 to
                  December 31, 1997.

                Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, and December 31, 1996.

                Statement of Cash Flows, for the year ended December 31,
                  1997, December 31, 1996 and the period January 17, 1995 to December 31, 1997.

                Notes to Financial Statements


        2.  Financial Statement Schedules:

            None.

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Taiwan UQM Electric Co., Ltd.

We have examined the balance sheets of Taiwan UQM Electric Co., Ltd. as of December 31, 1997 and 1996, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. Our examinations were made in accordance with auditing standards generally accepted in the
Republic  of  China  and  the  regulations   governing  such  examinations  and,
accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially equivalent to auditing standards generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly the financial position of Taiwan UQM Electric Co., Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the Republic of China applied on a consistent basis.




Horwath & Company

Taipei, Republic of China
January 15, 1998

                       TAIWAN UQM ELECTRIC CO., LTD.
                              BALANCE SHEETS
                          (In Development Stage)
                        December 31, 1997 and 1996
                 (Amounts Expressed in New Taiwan Dollars)


                                                 December 31, 1997            December 31, 1996
ASSETS                                         Amounts               %       Amounts           %
CURRENT ASSETS
     Cash and cash equivalents (Notes 2 & 3)   $   8,039,291         3.52 $  22,510,890        15.08
     Other receivables (Note 4) ............         489,564         0.21     1,880,181         1.25
     Inventories (Notes 2 & 5) .............         300,990         0.13          --            --
     Other current assets (Note 6) .........       2,305,201         1.02        69,657         0.05
     Total Current Assets ..................      11,135,046         4.88    24,460,728        16.38


  PROPERTY AND EQUIPMENT (Notes 2, 7 & 13)
    Cost ...................................     212,982,928        93.30   123,488,380        82.70
    Less: accumulated depreciation .........      (1,751,374)       (0.77)     (108,473)       (0.07)
    Net ....................................     211,231,554        92.53   123,379,907        82.63


  OTHER ASSETS
     Refundable deposits ...................          21,200         0.01          --            --
     Deferred charges (Note 2) .............          49,500         0.02          --            --
     Deferred income tax assets
       (Notes 2 & 11) ......................       5,851,399         2.56     1,472,828         0.99
     Total Other Assets ....................       5,922,099         2.59     1,472,828         0.99

  TOTAL ASSETS .............................   $ 228,288,699       100.00 $  49,313,463       100.00

See accompanying notes to financial statements.

                         TAIWAN UQM ELECTRIC CO., LTD.
                                 BALANCE SHEETS
                             (In Development Stage)
                           December 31, 1997 and 1996
                   (Amounts Expressed in New Taiwan Dollars)

LIABILITIES AND                            December 31, 1997                   December 31, 1996
SHAREHOLDERS' EQUITY                       Amounts           %                 Amounts           %
CURRENT LIABILITIES
   Short-term debts (Note 8)         $    30,000,000       13.14               $     --           --
   Notes payable                             889,221        0.39                     4,014        --
   Other notes payable (Note 13)           5,758,710        2.52                15,915,177       10.66
   Accounts payable                           46,500        0.02                     --           --
   Other payables (Note 9)                11,157,308        4.90                   703,820        0.47
   Other current liabilities                 146,310        0.06                    74,440        0.05
   Total Current Liabilities              47,998,049       21.03                16,697,451       11.18

SHAREHOLDERS' EQUITY
  Common stock, $10 par value,
    authorized and issued
    19,880,000 shares in 1997,
    authorized 19,500,000
    shares and issued 10,000,000
    shares in 1996                      198,800,000       87.08                100,000,000       66.97
  Capital received in advance                 --           --                   37,050,000       24.81
  Deficit in development stage
   (Note 10)                            (18,509,350)      (8.11)                (4,433,988)      (2.96)
  Total Shareholders' Equity            180,290,650       78.97                132,616,012       88.82



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $ 228,288,699      100.00              $ 149,313,463      100.00

See accompanying notes to financial statements.

                       TAIWAN UQM ELECTRIC CO., LTD.
                           STATEMENTS OF INCOME
                          (In Development Stage)
              For the Years Ended December 31 ,1997 and 1996
                 (Amounts Expressed in New Taiwan Dollars)

                                                                  January 17,1995 to
                                        1997         1996          December 31,1997
NET SALES (Note 13)                  $  21,400    $     --         $       21,400

COST OF SALES                          (18,818)         --                (18,818)

GROSS PROFIT                             2,582          --                  2,582

OPERATING EXPENSES (Note 13)       (14,114,286)   (4,617,699)        (20,551,473)

OPERATING LOSS                     (14,111,704)   (4,617,699)        (20,548,891)

NON-OPERATING INCOME
   Interest income                   1,484,153       278,258           2,014,524
   Other income (Note 13)            1,525,421         --              1,525,421
     Total Non-operating Income      3,009,574       278,258           3,539,945

NON-OPERATING EXPENSES
   Interest expense                    (13,718)        --                (13,718)
   Indemnity loss (Note 13)         (5,642,847)        --             (5,642,847)
   Other expenses                   (1,695,238)        --             (1,695,238)
     Total Non-operating Expenses   (7,351,803)        --             (7,351,803)

LOSS BEFORE INCOME TAX             (18,453,933)   (4,339,441)        (24,360,749)

INCOME TAX BENEFIT (EXPENSE)
  (Notes 2 & 11)
   Current                               --            --                  --
   Deferred                          4,378,571     1,080,984           5,851,399
        Total Income Tax Benefit     4,378,571     1,080,984           5,851,399

NET LOSS                         $ (14,075,362)   (3,258,457)      $ (18,509,350)

EARNINGS PER SHARE
  Net loss (Note 12)             $       (1.08)    $   (0.33)


See accompanying notes to financial statements.

                                     TAIWAN UQM ELECTRIC CO., LTD.
                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         (In Development Stage)
                             For the Years Ended December 31 ,1997 and 1996
                               (Amounts Expressed in New Taiwan Dollars)



                                                                                Capital Received in       Deficit in
                                            Shares Outstanding     Common Stock       Advance          Development Stage

BALANCE AT JANUARY 1, 1996                       10,000,000      $ 100,000,000   $       --            $  (1,175,531)

   Capital received in advance                        --                 --          37,050,000                --

   Net loss for 1996                                  --                 --              --               (3,258,457)

BALANCE AT DECEMBER 31, 1996                     10,000,000        100,000,000       37,050,000           (4,433,988)

   Capital received in advance                        --                 --          57,950,000                --

   Capital increase by transfer from
     capital received in advance                  9,500,000         95,000,000      (95,000,000)               --

   Capital increase by cash from
     employees' subscription                        380,000          3,800,000           --                    --

   Net loss for 1997                                  --                 --              --              (14,075,362)

BALANCE AT DECEMBER 31, 1997                     19,880,000      $ 198,800,000     $     --            $ (18,509,350)

See accompanying notes to financial statements .

                                      TAIWAN UQM ELECTRIC CO., LTD.
                                         STATEMENTS OF CASH FLOWS
                                          (In Development Stage)
                              For the Years Ended December 31, 1997 and 1996
                                (Amounts Expressed in New Taiwan Dollars)

                                                                                  January 17, 1995 to
                                                    1997               1996       December 31,1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $   (14,075,362)    $   (3,258,457)    $ (18,509,350)
  Adjustments:
     Depreciation                                 1,642,901            108,473         1,751,374
     Amortization                                     5,500              --                5,500
     Deferred income tax benefit                 (4,378,571)        (1,080,984)       (5,851,399)
     Net changes in:
       Other receivables                          1,390,617         (1,815,670)         (489,564)
       Inventories                                 (300,990)             --             (300,990)
       Other current assets                      (2,235,544)           (43,422)       (2,305,201)
       Notes payable                                885,207              4,014           889,221
       Accounts payable                              46,500              --               46,500
       Other payables                             1,833,488            311,091         2,537,308
       Other current liabilities                     71,870             60,652           146,310
          Net Cash Used in Operating Activities (15,114,384)        (5,714,303)      (22,080,291)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property                      (91,031,015)       (26,458,791)     (198,604,218)
   Increase in refundable deposits                  (21,200)             --              (21,200)
   Addition to deferred charges                     (55,000)             --              (55,000)
      Net Cash Used in Investing Activities     (91,107,215)       (26,458,791)     (198,680,418)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term debts                  30,000,000              --           30,000,000
   Initial paid-in capital, capital
     received in advance and
     capital increase by cash                    61,750,000         37,050,000       198,800,000
   Net Cash Provided by Financing Activities     91,750,000         37,050,000       228,800,000

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  (14,471,599)         4,876,906         8,039,291

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                             22,510,890         17,633,984             --

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                               $    8,039,291     $   22,510,890      $  8,039,291

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Interest paid (net of amount capitalized)  $       13,718     $        --         $     13,718
  Income tax paid                            $        --        $        --         $      --

INVESTING AND FINANCING ACTIVITIES
PARTIALLY AFFECTING CASH FLOWS
  Acquisition of property                    $   89,494,548     $   42,373,968      $212,982,928
  Payable at beginning of year                   15,915,177              --                --
  Payable at end of year                        (14,378,710)       (15,915,177)      (14,378,710)
  Cash paid                                  $   91,031,015     $   26,458,791      $198,604,218

See accompanying notes to financial statements.

                                      TAIWAN UQM ELECTRIC CO., LTD.
                                      NOTES TO FINANCIAL STATEMENTS
                                          (In Development Stage)
                                        December 31, 1997 and 1996
                                 (Amounts Expressed in New Taiwan Dollars)

1  ORGANIZATION AND NATURE OF BUSINESS

Taiwan UQM Electric Co., Ltd. (the Company) was incorporated on January 17, 1995 as a company limited by shares under the Company Law of the Republic of China. The Company is mainly engaged in the manufacture and sale of motors, motor controllers and related components. However, the Company was still in development stage as of December 31,1997 and was mainly engaged in financial planning, recruitment and training, factory construction, etc.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies conform with accounting principles generally accepted in the Republic of China.

  a. Cash and cash equivalents

     The statements of cash flows are prepared on the basis of cash and cash equivalents. Cash equivalents are short-term and highly liquid investments with original maturities of three months or less.

  b. Inventories

     Inventories are stated at the lower of weighted average cost or market.

  c. Property and equipment

     Property and equipment are stated at cost. Major additions, replacements and betterments are capitalized, while maintenance and repairs are expensed currently.

     Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets. When property are depreciated to residual value and are still in use, they are depreciated over their remaining useful lives. When property are retired or disposed of , their cost and related accumulated depreciation are removed from the respective accounts. Any resulting gain or loss is credited or charged to income, and the gain, after deducting the applicable income tax, is transferred to capital surplus in the following year.

  d. Deferred charges

     Deferred charges are amortized by the straight-line method over five years.

  e. Income tax

     Income tax is provided in accordance with Statement of Financial Accounting Standards No. 22 "Accounting for Income Tax". Tax effects of taxable temporary differences are recognized as deferred income tax liabilities, while those of deductible temporary differences, loss carryovers and tax credits are recognized as deferred income tax assets. Valuation allowance is provided on the basis of the estimated realizability of deferred income tax assets.

3   CASH AND CASH EQUIVALENTS

                                                        December 31
                                                 1997                  1996

      Cash on hand                     $       16,335        $       26,130
      Checking accounts                        33,497                18,647
      Demand deposits                       7,989,459            22,466,113
           Total                       $    8,039,291        $   22,510,890


4   OTHER RECEIVABLES

                                                         December 31
                                                 1997                  1996
      Taxes refundable                 $      174,564        $    1,880,181
      Others                                  315,000                 --
           Total                       $      489,564        $    1,880,181


5   INVENTORIES

                                                         December 31
                                                 1997                  1996

      Raw materials                    $      296,406       $         --
      Finished goods                            4,584                 --
         Total                         $      300,990       $         --


6   OTHER CURRENT ASSETS

                                                        December 31
                                                 1997                  1996
      Prepaid business tax             $    2,227,771       $        48,332
      Others                                   77,430                21,325
           Total                       $    2,305,201       $        69,657

7   PROPERTY AND EQUIPMENT


                                                       December 31
                                                 1997                 1996
      Cost
        Land ....................     $    86,563,756      $          --
        Buildings ...............          98,205,445                 --
        Machinery and equipment .          20,015,000                 --
        Tools and equipment .....           2,023,400                 --
        Transportation equipment            1,714,946              746,306
        Furniture and fixtures ..           2,811,026              234,536
        Other equipment .........             593,955                 --
        Prepayment for land .....               --              84,414,291
        Construction in progress            1,055,400           38,093,247
          Total ................          212,982,928          123,488,380

      Accumulated Depreciation
        Buildings ..............              791,320                 --
        Machinery and equipment               303,256                 --
        Tools and equipment ....               88,419                 --
        Transportation equipment              299,103               82,923
        Furniture and fixtures .              233,364               25,550
        Other equipment ........               35,912                 --
          Total ..............              1,751,374              108,473

      Net .......................        $211,231,554         $123,379,907

          The Company has signed contracts with Everlight Electric Industrial Co., Ltd. to purchase land and factory aggregating $ 86,563,756 and $ 96,000,000, respectively. As of December 31, 1997, the Company has paid $ 86,563,756 for the land and $ 95,832,792 for the factory. Since the titles of the land and factory have not been transferred to the Company, the Company has obtained certain collaterals from Everlight
          Electric Industrial Co., Ltd. and its affiliate to secure the transactions.

8   SHORT-TERM DEBTS

                                                       December 31
                                                1997                  1996

Unsecured loans                        $  30,000,000           $      --
  Interest rates                            8.75%                     --

9   OTHER PAYABLES

                                                       December 31
                                                1997                  1996
      Payroll                          $   1,898,815           $   467,821
      Equipment                            8,620,000                  --
      Other                                  638,493               235,999
          Total                        $  11,157,308           $   703,820


10  RETAINED EARNINGS

          The Company's Articles of Incorporation provide that 10% of the annual net income (less deficit, if any) shall be appropriated as legal reserve, and 5% of the remainder shall be appropriated as employees' bonus, and the remainder shall be appropriated at the shareholders' meeting in the following year.

11  INCOME TAX

    a.   Summary of deferred income tax assets or liabilities

                                                                          December 31
                                                                 Amounts                Tax Effects
   a)Total deferred income tax liabilities                   $     --              $       --
      b)Total deferred income tax assets                        5,851,399                1,472,828
      c)Valuation allowance for deferred income tax assets         --                      --
      d)Tax effects of temporary differences                       --                      --

                                                                                   December 31,1997

                                                                Amounts                  Tax Effects
     Deferred organization cost                              $14,759,375          $      3,689,844
           Loss carryover                                      8,646,218                 2,161,555
              Total deferred income tax assets                                    $      5,851,399

                                                                         December 31, 1996
                                                                    1997                      1996
           Deferred organization cost                        $ 5,891,311          $      1,472,828

   b. Classification of deferred income tax assets and liabilities

                                                                         December 31
                                                                    1997                      1996
      Deferred income tax assets - noncurrent                $ 5,851,399          $      1,472,828
      Valuation allowance                                           --                        --
      Deferred income tax liabilities - noncurrent                  --                        --

      Net deferred income tax assets - noncurrent            $ 5,851,399          $      1,472,828

   c. Income tax

      Reconciliation of expected income tax computed on pretax earnings at statutory rates to current income tax expense:

                                                                    1997                      1996
      Expected income tax benefit                            $(4,613,484)         $     (1,084,860)
      Permanent differences                                      234,913                     3,876
      Deferred organization cost                               2,217,016                 1,080,984
      Loss carryover                                           2,161,555                      --
      Current income tax expense                             $     --             $           --

12.   EARNINGS PER SHARE

                                                                     1997                     1996
      Net loss (A)                                           $(14,075,362)     $        (3,258,457)

      Weighted average number of outstanding shares (B)        13,085,808               10,000,000

      Earnings per share (A)/(B)                             $      (1.08)     $             (0.33)

      10,000,000+9,880,000*114/365=13,085,808 (shares)

13.    RELATED PARTIES TRANSACTIONS

   a.  Related parties and relationship.

      Related parties                              Relationship

      Unique Mobility, Inc.                        Major shareholder

      Kymco Motor Co., Ltd.                        Major shareholder

      Turn Luckily Technology Co., Ltd.            Major shareholder

      Everlight Electric Industrial Co., Ltd.      Its major shareholder is the
                                                   director of the Company

      DJ AUTO components Corp.                     Investee of the Company's
                                                   major shareholder

   b.  Significant transactions with related parties

      a)  Net sales

                                                 1997                      1996
                                         Amounts        %           Amounts         %
      Kymco Motor Co., Ltd.          $     21,400     100.00    $      --          --

      a)  Rental expense

                                                 1997                      1996
      Turn Luckily Technology Co., Ltd.       $     1,904              $    40,000
      DJ AUTO Components Corp.                    186,000                  257,143
                                              $   187,904              $   297,143

      b)  Property purchased from Everlight Electric Industrial Co., Ltd.

                                                      Amounts Paid
     Transactions             Total Prices  December 31,1997 December 31, 1996
     Purchase of land   $      86,563,756       $86,563,756     $84,414,291
                           plus land value
                           increment tax
     Purchase of factory       96,000,000        95,832,792      38,216,089

      c)  Other income

                                        1997                           1996
Turn Luckily Technology Co., Ltd. $  405,637                    $        --
Unique Mobility, Inc.                819,784                             --
Total                             $1,225,421                             --

      d) Indemnity loss


                                      1997                             1996
Kymco Motor Co.,  Ltd.           $ 5,642,847                    $        --

In 1997, the Company entered a sale agreement with Kymco Motor Co., Ltd. and received the advance payment of $72,700,000. Since the Company failed to deliver the merchandise in accordance with the agreement, the Company has returned the advance payment and also indemnified the related interest loss of $ 5,642,847.

      e) Other notes payable

                                                                  December 31
                                                  1997                                   1996
                                          Amounts             %                   Amounts            %
Overlight Electric Industrial Co., Ltd.  $    --             --           $   15,761,177          99.03

14  ADDITIONAL DISCLOSURES


                                               1997                     1996

      Net loss per books (ROC GAAP)   $    (14,075,362)           $(3,258,457)
      Differences in GAAP:
         Accounting for pensions                 --                     --
         Accounting for income tax          (4,378,571)            (1,080,984)

      Net loss per US                 $    (18,453,933)         $  (4,339,441)


      a. Accounting for pensions:

          Under the ROC Generally Accepted Accounting Principles (GAAP), only public companies are currently required to adopt ROC SFAS No.18 "Accounting for Pensions", which is similar to US SFAS No.87. Since the Company is not a public company, it has not adopted ROC SFAS No.18.The Company has not yet established an employees' retirement plan in accordance with the Labor Standards Law and has not obtained an actuarial valuation report to accrue the pension liability.

      b. Accounting for income tax:

          ROC SFAS No.22 "Accounting for Income Tax" is similar to US SFAS No.109. However, the local accounting practices do not require that an 100% valuation allowance for deferred tax assets should be provided in an operating loss situation. The aforementioned difference represented the additional valuation allowance for deferred tax assets to be provided for 1997 and 1996 under US GAAP.


(b)   Reports on Form 8-K:

          Report regarding Memorandum of Understanding for the formation of a strategic alliance to import, distribute and market electric scooters dated June 18, 1997.

          Report regarding strategic alliance and purchase of Company common stock by EV Global Motor Company dated June 30, 1997.

          Report regarding signing of Letter of Intent to acquire Aerocom Industries, Inc. dated December 9, 1997.

          Report   regarding  the  completion  of  the  acquisition  of  Aerocom
          Industries, Inc. dated January 20, 1998.

          Report regarding signing of Letter of Intent to acquire Franklin Manufacturing Company dated April 2, 1998.

          Report regarding the completion of the acquisition of Franklin Manufacturing Company dated May 6, 1998.

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

     Amendment to the Stock Purchase Agreement by and among Unique Mobility Inc. and Invacare Corporation. Reference is made to exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, (No. 0-9146) which is incorporated herein by reference.

     10.18 Incentive Stock Option Agreement with Ray A. Geddes, Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (No. 0-9146) which is incorporated herein by reference.

     10.19 Non-qualified Stock Option Agreement with Ray A. Geddes, Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (No. 0-9146) which is incorporated herein by reference.

     Agreement and Plan of Merger and Reorganization between Unique Mobility, Inc., Unique Merger Sub, Inc., Aerocom Industries, Inc., Thomas J. Lang, James M. Buschy, Robert C. Jeffers and Gary R. Morton. Reference is made to
     Exhibit 2 in the Company's current report on Form 8-K filed January 20, 1998 (No. 0-9146) which is incorporated herein by reference.

     Escrow Agreement between Unique Mobility, Inc., Thomas J. Lang, James M. Buschy, Robert C. Jeffers, Gary P. Morton and Norwest Bank Colorado N.A. Reference is made to Exhibit 2 in the Company's current report on Form 8-K filed January 20,1998 (No. 0-9146) which is incorporated herein by reference.

     Share Exchange Agreement between Unique Mobility, Inc., Franklin Manufacturing Company, Michael G. Franklin and Deborah M. McNatt. Reference is made to Exhibit 2.2 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.

     10.23 Escrow Agreement between Unique Mobility, Inc., Michael G. Franklin, Deborah M. McNatt and Norwest Bank Colorado N.A. Reference is made to
     Exhibit 2.1 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference. 10.24 Employment Agreement between Unique Mobility, Inc. and Michael G. Franklin. Reference is made to Exhibit 2.3 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.

     10.25 Non-competition Agreement between Unique Mobility, Inc. and Michael G.Franklin. Reference is made to Exhibit 2.4 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.

     21 Subsidiaries of the Company

     23.1 Consent of KPMG Peat Marwick LLP.

     23.2 Consent of Horwath & Co. (Taiwan)

     27   Financial Data Schedule

                                              SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 26th day of June, 1998.

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

 Signature                    Title                           Date


                       Chairman of the Board of Directors
 "Ray A. Geddes"       (Principal Executive Officer)     June 26, 1998
  Ray A. Geddes

                       Treasurer
                       (Principal Financial and
 "Donald A. French"    Accounting Officer)               June 26, 1998
  Donald A. French


 "William G. Rankin"   President and Director            June 26, 1998
  William G. Rankin


                       Director                          June __, 1998
  Francis S.M. Hodsoll


 "H. J. Young"         Director                          June 24, 1998
  H. J. Young


 "J.B. Richey"         Director                          June 25, 1998
  J. B. Richey


 "Lee Iacocca"         Director                          June 24, 1998
  Lee Iacocca


 "Michael G. Franklin" Vice-President - Electronics      June 26, 1998
  Michael G. Franklin  Manufacturing and Director