Form 10-Q
period 1998-06-30
UNIQUE MOBILITY INC
filed 1998-08-14
CIK 315449

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

                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at August 12, 1998, was 15,913,044.

                   PART I - FINANCIAL INFORMATION

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets



                                                      June 30,     March 31,
  Assets                                                1998         1998
                                                     (unaudited)

Current assets:
   Cash and cash equivalents                      $  2,659,991     7,005,533
   Accounts receivable (note 10)                     2,551,115     1,105,466
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                          407,296       454,738
   Inventories (note 4)                              1,604,756       253,917
   Prepaid expenses                                    174,718       158,764
   Other                                               117,492        18,361

           Total current assets                      7,515,368     8,996,779

Property and equipment, at cost (notes 7 and 13):
   Land                                                444,480       444,480
   Building                                          2,558,619     1,511,635
   Molds                                               102,113       102,113
   Transportation equipment                            231,920       209,920
   Machinery and equipment                           7,503,007     5,605,326
                                                    10,840,139     7,873,474

   Less accumulated depreciation                    (2,477,968)   (2,186,805)

           Net property and equipment                8,362,171     5,686,669

Investment in Taiwan joint venture (note 5)          1,851,252     2,044,393

Investment in EV Global                              1,000,000     1,000,000

Patent and trademark costs, net of
  accumulated amortization of $68,589
  and $63,542                                          583,768       575,985

Goodwill, net of accumulated amortization
  of $76,570 and $16,215 (note 13)                   6,517,433     1,280,872

Other assets                                            25,402           853

                                                  $ 25,855,394    19,585,551

                                                             (Continued)

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets, Continued



                                                  June 30,   March 31,
Liabilities and Stockholders' Equity                1998         1998
                                                (unaudited)
Current liabilities:
   Accounts payable                            $ 1,219,837        389,791
   Other current liabilities (note 6)            1,074,118        876,357
   Current income taxes payable                    155,207          -
   Revolving line-of-credit                      1,213,861          -
   Current portion of long-term
     debt (note 7)                                 482,976        163,554
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                             16,690            450

          Total current liabilities              4,162,689      1,430,152

Long-term debt, less current portion
   (note 7)                                      2,067,211      1,029,924

          Total liabilities                      6,229,900      2,460,076

Minority interest in consolidated
   subsidiary                                      396,118       394,343

Stockholders' equity (notes 9 and 13):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 15,880,709 and
     15,394,621 shares issued                      158,807       153,946
   Additional paid-in capital                   42,383,351    38,852,446
   Accumulated deficit                         (22,740,976)  (21,798,724)
   Notes receivable from officers                  (52,604)      (56,056)
   Accumulated comprehensive loss (note 14)       (519,202)     (420,480)

          Total stockholders' equity            19,229,376    16,731,132

Commitments (notes 5, 9, 11 and 13)





                                               $ 25,855,394    19,585,551


See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (unaudited)

                                                      Quarter Ended June 30,
                                                          1998        1997
Revenue (notes 10 and 12):
   Contract services                                  $   299,334   1,029,611
   Product sales                                        2,553,447     227,551
                                                        2,852,781   1,257,162
Operating costs and expenses:
   Cost of contract services                              260,791     869,991
   Cost of product sales                                2,176,758     158,381
   Research and development                               277,448      98,239
   General and administrative                             805,287     322,797
   Depreciation and amortization                          161,397      51,724
                                                        3,681,681   1,501,132

      Operating loss                                     (828,900)   (243,970)

Other income (expense):
   Interest income                                         53,303      51,673
   Interest expense                                       (53,622)    (24,079)
   Equity in loss of Taiwan joint venture (note 5)        (94,420)    (14,527)
   Minority interest share of earnings of
     consolidated subsidiary                              (18,613)    (16,447)
   Other                                                     -          2,002
                                                         (113,352)     (1,378)

      Net loss                                        $  (942,252)   (245,348)

      Net loss per common share basic and diluted        $ (.06)       (.02)

Weighted average number of shares of common
  stock outstanding (note 8)                           15,743,062  13,084,151


See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (unaudited)



                                                        Quarter Ended June 30,
                                                           1998          1997

Cash flows used by operating activities:
   Net loss                                           $  (942,252)     (245,348)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                     375,892        90,902
        Minority interest share of earnings of
          consolidated subsidiary                          18,613        16,447
        Noncash compensation expense for common stock
          issued for services                               9,500          -
        Equity in loss of Taiwan joint venture             94,420        14,527
        Change in operating assets and liabilities:
          Accounts receivable and costs and estimated
             earnings in excess of billings on
             uncompleted contracts                         (1,931)     (272,574)
          Inventories                                    (261,300)       32,504
          Prepaid expenses and other current assets        22,289        30,143
          Accounts payable and other current liabilities (240,675)     (149,888)
          Billings in excess of costs and estimated
            earnings on uncompleted contracts              16,240      (557,583)

              Net cash used by operating activities      (909,206)   (1,040,870)

Cash used by investing activities:
   Cash paid for acquisition of subsidiary, net
     of cash acquired                                  (3,848,640)         -
   Acquisition of property and equipment
(1,686,542)                                               (51,092)
   Increase in patent and trademark costs                 (12,830)      (59,653)
   Investment in Taiwan joint venture                      -         (1,345,285)

              Net cash used by investing activities   $(5,548,012)   (1,456,030)



                                                                     (Continued)

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows, Continued
                               (unaudited)

                                                         Quarter Ended June 30,
                                                              1998        1997

Cash flows provided by financing activities:
   Proceeds from borrowings                              $ 1,449,677       -
   Repayment of debt                                        (528,565)   (10,773)
   Net repayment of revolving line-of-credit                 (75,000)      -
   Proceeds from sale of common stock, net                   956,329       -
   Issuance of common stock upon exercise of
     employee options                                        132,891     30,259
   Issuance of common stock under employee stock
     purchase plan                                             2,682     11,212
   Issuance of common stock upon exercise of warrants        190,500       -
   Distributions paid to holders of minority interest        (16,838)   (16,837)

                  Net cash provided by financing
                    activities                             2,111,676     13,861

Decrease in cash and cash equivalents                     (4,345,542)(2,483,039)

Cash and cash equivalents at beginning of period           7,005,533  5,713,557

Cash and cash equivalents at end of period               $ 2,659,991  3,230,518

Interest paid in cash during the period                  $    43,885     57,336



Non-cash investing and financing transactions:

Cumulative translation adjustments of $98,722 and $25,661 were recorded for the quarters ended June 30, 1998 and 1997, respectively.

In April 1998, the Company purchased all of the outstanding stock of Franklin Manufacturing Company for $4,000,000 cash and 286,282 shares of the Company's common stock (see note 13).

In June 1997, the Company entered into a stock purchase agreement with EV Global Motors Company (EVG) whereby the Company exchanged 200,000 shares of its common stock for 400,000 shares of EVG.

In June 1997, warrant holders exercised warrants to acquire 395,000 shares of common stock on a cashless exchange basis resulting in the issuance of 249,154 shares of common stock based upon a fair market value of the common stock on the date of exchange of $6.50 per share.


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

(3) The estimated period to complete contracts in process ranged from one to eight months at June 30, 1998, and from one to twelve months at June 30, 1997. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. Contracts in process consist of the following:

                                            June 30, 1998   March 31, 1998
                                             (unaudited)

      Costs incurred on uncompleted
        contracts                            $ 1,398,452        1,724,552
      Estimated earnings                         594,136          515,782
                                               1,992,588        2,240,334

      Less billings to date                   (1,601,982)      (1,786,046)

                                             $   390,606          454,288
      Included in the accompanying
        balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts           $   407,296          454,738
           Billings in excess of costs
             and estimated earnings on
             uncompleted contracts               (16,690)            (450)

                                             $   390,606          454,288

 (4)  Inventories consist of:
                                             June 30, 1998     March 31, 1998
                                              (unaudited)

      Raw materials                           $ 1,189,926           76,377

      Work in process                             368,462          159,825

      Finished products                            46,368           17,715

                                              $ 1,604,756          253,917

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

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)



     The Company owns a 38 1/4% interest in Taiwan UQM and its investment is accounted for under the equity method.

     Summarized unaudited financial information for Taiwan UQM is as follows:

                                                     June 30,      December 31,
        Financial Position                             1998            1997

        Current assets                            $   380,862        341,178
        Noncurrent assets-land, property
          and equipment                             6,248,840      6,474,301

               Total assets                         6,629,702      6,815,479

        Current liabilities                         1,789,828      1,470,684
        Noncurrent liabilities                          -             -
        Stockholders' equity                        4,839,874      5,344,795

               Total liabilities and equity      $ 6,629,702       6,815,479


                                                    Quarter         Quarter
                                                     Ended           Ended
                                                    June 30,        June 30,
        Results of Operations                        1998             1997

        Revenue                                   $    -                -
        Expenses                                   (246,847)         (37,249)

        Net loss                                  $(246,847)         (37,249)

 (6)    Other Current Liabilities

    Other current liabilities consists of:

                                                     June 30,        March 31,
                                                       1998            1998
                                                    (unaudited)

       Accrued interest                            $    13,763          5,692
       Accrued loss reserves                              -            22,678
       Accrued legal and accounting fees                35,837         55,376
       Accrued payroll, consulting, personal
         property taxes and real estate taxes          202,100        158,604
       Accrued material purchases                       62,770         82,357
       Accrued machinery and equipment purchases       575,903        402,834
       Unearned revenue                                   -            65,037
       Other                                           183,745         83,779

                                                   $ 1,074,118        876,357

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)

 (7)  Long-term Debt

      Long-term debt consists of:

                                                         June 30,    March 31,
                                                           1998        1998

      Note payable to bank, payable in monthly
        installments with interest at 9.1%; matures
        October 2007; secured by land and building       $  714,369     726,202
      Note payable to bank, payable in monthly
        installments with interest at 10.05%;
        matures November 2001; secured with equipment       450,252     467,276
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        April 2005; secured by equipment                    445,007        -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        May 2005; secured by equipment                      134,778        -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        June 2000; secured by accounts receivable,
        inventory and equipment                             777,998        -
      Capital lease obligation                               27,783        -
                Total long-term debt                      2,550,187   1,193,478
         Less current installments                          482,976     163,554

                Long-term debt, less current portion     $2,067,211   1,029,924


(8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the first quarter of each fiscal year presented. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

(9) Common Stock Options and Warrants

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

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)


      The following table summarizes activity under the plans:

                                                 Shares Under  Weighted-Average
                                                   Option       Exercise Price

      Outstanding at October 31, 1995             1,852,232       $ 5.12
      Granted                                       590,000         4.15
      Exercised                                    (100,542)        1.53
      Forfeited                                    (315,978)        5.63

      Outstanding at October 31, 1996             2,025,712         4.94
      Granted                                       500,000         3.31
      Exercised                                     (40,105)        1.57
      Expired                                       (30,000)        5.00
      Forfeited                                      (4,151)        3.31

      Outstanding at March 31,1997                2,451,456         4.66
      Granted                                       601,000         7.88
      Exercised                                    (210,332)        4.75
      Forfeited                                     (13,772)        4.80

      Outstanding at March 31, 1998               2,828,352         5.34
      Granted                                       150,000         7.94
      Exercised                                     (38,174)        3.39
      Forfeited                                     (26,983)        7.91

      Outstanding at June 30, 1998                2,913,195       $ 5.48

      Exercisable at June 30, 1998                1,748,212       $ 5.00

The  following  table  presents  summarized   information  about  stock  options
outstanding at June 30, 1998:

                             Options Outstanding           Options Exercisable
                                    Weighted   Weighted                 Weighted
                     Number         Average     Average     Number       Average
     Range of     Outstanding      Remaining   Exercise  Exercisable    Exercise
 Exercise Prices  at 6/30/98  Contractual Life   Price    at 6/30/98     Price

   $0.50 - 1.00      105,117       1.6 years     $0.78       105,117      $0.78
   $2.25 - 3.31      616,911       7.8 years     $3.08       294,970      $2.83
   $3.50 - 5.00      780,257       6.4 years     $4.05       642,443      $4.03
   $5.38 - 8.31    1,410,910       7.6 years     $7.66       705,682      $7.41
   $0.50 - 8.31    2,913,195       7.4 years     $5.48     1,748,212      $5.00

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

                UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)


The following table presents summarized activity under the plan:


                                                                     Weighted
                                                 Shares Under         Average
                                                    Option        Exercise Price

      Outstanding at October 31, 1995               109,333           $ 5.48
      Granted                                        32,000             4.38

      Outstanding at October 31, 1996,
         March 31, 1997, and March 31, 1998         141,333             5.23
      Granted                                        64,000             7.13
      Exercised                                     (16,000)            5.38

      Outstanding at June 30, 1998                  189,333           $ 5.86

      Exercisable at June 30, 1998                   98,666           $ 5.31


The  following  table  presents  summarized   information  about  stock  options
outstanding for non-employee directors:


                              Options Outstanding           Options Exercisable
                                   Weighted    Weighted                 Weighted
                    Number          Average    Average       Number      Average
    Range of      Outstanding      Remaining   Exercise   Exercisable   Exercise
 Exercise Prices  at 12/31/97  Contractual Life  Price    at 12/31/97     Price

   $4.38 - 6.00      93,333      7.2 years       $4.85       66,666       $4.86
   $6.25 - 7.13      96,000      8.2 years       $6.84       32,000       $6.25
                    189,333      7.8 years       $5.86       98,666       $5.31


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

                   UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)


                                               Quarter           Quarter
                                                Ended             Ended
                                            June 31, 1998     June 30, 1997

      Net loss - as reported               $   (942,252)        (245,348)
      Compensation expense - current
        period option grants                   (384,847)        (376,563)
      Compensation expense - prior
        period option grants                   (526,841)        (150,278)

      Net loss - pro forma                 $ (1,853,939)        (772,189)
      Net loss per common share -
        as reported                           $ (.06)             (.02)
      Net loss per common share -
         pro forma                            $ (.12)             (.06)

The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                              Quarter             Quarter
                                               Ended               Ended
                                            June 30, 1998       June 30, 1997

      Expected volatility                      48.5%               48.2%
      Expected dividend yield                   0.0%                0.0%
      Risk free interest rate                   5.8%                6.6%
      Expected life of option granted        6 years             6 years
      Fair value of options granted
        as computed under the Black
        Scholes option pricing models   $4.26 per share      $2.60 per share

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

                       Quarter              Pro Forma
                        Ended              Compensation
                       June 30,               Expense

                        1999                 $1,539,386
                        2000                 $1,250,560
                        2001                 $  200,377

Warrants

In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share, being the market value of the Company's stock at the time of issuance or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants allowed for a cashless exercise of the warrants into common shares based on the spread between the

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


market price of the common stock on the date of exercise and the $2.40 exercise price and expired in August 1997. On June 19, 1997, warrants to acquire 395,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 249,154 shares of common stock. No warrants were outstanding at June 30, 1998.

The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January, 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. Warrants to acquire 220,000 shares of the Company's common stock remain outstanding at June 30, 1998.

In connection with the 1995 common stock issuance, the placement agent was issued warrants expiring July, 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. Warrants to acquire 30,000 shares of the Company's common stock remain outstanding as of June 30, 1998.

In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996, being the market price of the common stock of the Company at the date of each respective grant. The warrants expire three years from the date of issuance. During June 1998, warrants to acquire 38,100 shares of the Company's common stock at $5.00 per share were exercised resulting in cash proceeds to the Company of $190,500. Warrants to acquire 50,000 shares at $4.75 per share, and 45,000 shares at $4.25 per share remain outstanding as of June 30, 1998.

In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of June 30, 1998.

The Company completed a private placement in 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants issued remain outstanding as of June 30, 1998.

               UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)


(10) The Company has historically derived significant revenue services from a few key customers. The customers from which this revenue has been derived and the percentage of this revenue as a percentage of total revenue is summarized as follows:

                                                       Quarter Ended June 30,
                                                         1998         1997

      Customer: Kia Motors Corporation                $     -        424,881
                Koyo Seiko Company                          -        122,874
                Asia Pacific Technology Co., Ltd.           -        147,575
                Siemens Electronics Company, Inc.        543,759        -
                Flight Safety International              220,602        -
                State Farm Mutual Aut. Ins. Co.          214,421        -

                                                       $ 978,782     695,330

      Percentage of revenue                                  34%         55%

     These customers, in total, also represented 23% and 36% of total accounts receivable at June 30, 1998, and June 30, 1997, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $95,987 and $133,621 for the quarter ended June 30, 1998 and June 30, 1997, respectively.

(11) The Company has entered into employment agreements with three of its officers which expire December 31, 1999. The aggregate annual future compensation under these agreements through the expiration date is $681,983.

(12) Segments

     The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic circuit board assemblies and electronic products.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies at note 1. During the quarter ended June 30, 1998, there were no intersegment sales or transfers.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (unaudited)


     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended June 30, 1998:

                                            Mechanical  Electronic
                               Technology    Products    Products    Totals

      Revenue                 $   645,890     665,397   1,541,494   2,852,781
      Interest income              39,606      13,697        -         53,303
      Interest expense            (15,378)    (22,537)    (15,707)    (53,622)
      Depreciation and
        amortization              (99,695)   (171,963)    (43,879)   (315,537)
      Goodwill amortization          -        (16,215)    (44,140)    (60,355)
      Equity in loss of
        Taiwan joint venture      (94,420)       -           -        (94,420)
      Segment loss               (629,580)   (250,592)    (62,080)   (942,252)
      Segment assets            8,523,660   7,866,236   9,465,498  25,855,394
      Expenditures for
        segment assets        $  (165,420) (1,521,122)       -     (1,686,542)

     In determining the foregoing segments, the Company has allocated corporate overhead and expenses and intangible assets, including goodwill, to the appropriate segment.

(13) Acquisition of Franklin Manufacturing Company

     On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for cash and shares of the Company's common stock totaling $6,247,316. The allocation of the purchase price based on estimates of fair value which may be subject to adjustment, is as follows:

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

     The acquisition has been accounted for using the purchase method of accounting. The unaudited pro forma revenue, net loss and loss per common share for quarter ended June 30, 1998 and 1997 respectively, assuming the acquisition occurred on April 1, 1997 is as follows:

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


                                        Quarter Ended     Quarter Ended
                                        June 30, 1998     June 30, 1997

      Revenue                            $ 3,812,494       $ 4,502,353
      Net loss                              (908,684)          (99,772)
      Basic and diluted loss
         per common share                $    (.06)        $    (.01)

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on April 1, 1997, nor are they necessarily indicative of the results of future operations.

(14) Reporting Comprehensive Income (Loss)

     The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," for the quarter ended June 1998. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The cumulative translation adjustment is the Company's only component of comprehensive income.

     The following table summarizes the Company's comprehensive loss for the quarters ended June 30, 1998 and 1997:

                                      Quarter Ended    Quarter Ended
                                      June 30, 1998     June 30, 1997

      Net loss                           (942,252)       (245,348)
      Other comprehensive loss            (98,722)        (25,661)
      Income tax effect                      -               -

      Comprehensive loss             $ (1,040,972)       (271,009)

TEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factor section of the Registration Statement on Form S-3 (File No. 333-52861) filed by the Company with the SEC, which identified important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Company's history of operating losses, its ability to obtain additional financing, competition, the Company's ability to integrate acquired businesses into existing operation, the Company's ability to protect its proprietary information, and the Company's limited experience in manufacturing processes and procedures and marketing and distribution. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.


Financial Condition

The Company's financial condition strengthened during the quarter ended June 30, 1998 due to the sale of 123,125 shares of common stock pursuant to an offering under Regulation D of the Securities Act of 1933, the issuance of common stock upon the exercise of outstanding common stock warrants and options, and the acquisition of Franklin Manufacturing Company. Cash proceeds to the Company from the Regulation D offering, net of offering costs, amounted to $956,329 and cash proceeds received upon the exercise of outstanding common stock warrants and options amounted to $323,391. Primarily as a result, shareholders' equity rose to $19,229,376 at June 30, 1998 from $16,731,132 at March 31, 1998. Working capital (the excess of current assets over current liabilities) declined to $3,352,679 at June 30, 1998 from $7,566,627 at March 31, 1998.

Accounts receivable rose $1,445,649 to $2,551,115 at June 30, 1998 from $1,105,466 at March 31, 1998. The increase is primarily attributable to the consolidation of the trade accounts receivable of the Company's new manufacturing subsidiary, Franklin Manufacturing Company ("Franklin"), which accounted for $1,214,071 of the increase.

Costs and estimated earnings on uncompleted contracts decreased $47,442 to $407,296 at June 30, 1998 from the fiscal 1998 year end level of $454,738. The decrease was due to increased levels of milestone billing during the quarter. Estimated earnings on contracts in process rose to $594,136 at June 30, 1998 on costs incurred on contracts in process of $1,398,452 compared to estimated earnings on contracts in process of $515,782 on costs incurred on contracts in process of $1,724,552 at March 31, 1998. The increase reflects improved margins on contracts in process and is attributable to greater labor content in contracts in process and a reduction in anticipated cost overruns.

Raw materials, work in process and finished products inventories increased by $1,113,549, $208,637 and $28,653, respectively, to $1,189,926, $368,462 and
$46,368, respectively, at June 30, 1998. Raw materials inventory rose primarily as a result of the consolidation of raw material inventories of Franklin. Work in process inventories rose due to production of SR286 motors and associated controls pursuant to existing customer orders.

In April, 1998 the Company acquired all of the outstanding common stock of Franklin Manufacturing Company for $6,247,316 plus the assumption then existing debt of $3,148,146. The purchase price consisted of a cash payment of $4,000,000 and the issuance of 286,282 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to increase the recorded value of the tangible and identified intangible assets acquired to their fair market value, with any excess then recorded as goodwill. The excess of the purchase price over the net assets acquired of Franklin resulted in an increase in the recorded value of property and equipment in the amount of $950,400 with the excess of $5,296,916 being recorded as goodwill. See also note 13 to the consolidated financial statements.

The Company invested $1,686,542 for the acquisition of property and equipment during first quarter of fiscal 1999 compared to $51,092 for the quarter ended June 30, 1997. The increase in capital expenditures is primarily attributable to the purchase of manufacturing equipment by Aerocom coincident with the expansion of their manufacturing capabilities of $290,159 and the construction of a new manufacturing plant in Frederick, Colorado of $1,046,984.

Investment in Taiwan joint venture declined to $1,851,252 at June 30, 1998 from $2,044,393 at the beginning of the fiscal year. The decrease is attributable to the Company's proportionate share of operating losses which amounted to $94,420 during the first quarter and foreign currency translation adjustments which amounted to $98,722.

Goodwill, net of accumulated amortization, rose to $6,517,433 at June 30, 1998 from $1,280,872 at March 31, 1998 due to the acquisition of Franklin during the first quarter.

Accounts payable rose to $1,219,837 at June 30, 1998 from $389,791 at the end of Fiscal 1998. The increase is primarily attributable to the consolidation of the trade accounts payable of Franklin which accounted for $895,844 of the increase.

Other current liabilities increased to $1,074,118 at the end of the first quarter from $876,357 at March 31, 1998. The increase is primarily attributable to the consolidation of the other current liabilities of Franklin which accounted for $159,199 of the increase.

Revolving line-of-credit of $1,213,861 at June 30, 1998 is due to the consolidation of the revolving line-of-credit of Franklin.

Current portion of long-term debt rose $319,422 to $482,976 at June 30, 1998. The increase is due to current principal maturities on manufacturing equipment loans by Aerocom and the consolidation of the current principal maturities of the debt of Franklin.

Long-term debt rose to $2,067,211 during the first quarter due to term equipment borrowings of Aerocom for equipment which amounted to $492,583, and the consolidation of Franklin's long-term debt which amounted to $556,897.

Common stock and additional paid-in capital increased to $158,807 and $42,383,351 at June 30, 1998, respectively, compared to $153,946 and $38,852,446 at March 31, 1998. The increases were due to the sale of common stock to investors in the amount of $956,329; proceeds received upon the exercise of warrants of $190,500; sales of common stock to employees and consultants through the Company's benefit plans and the exercise of options of $135,573; the issuance of common stock for the acquisition of Franklin of $2,247,314.


Results of Operations

Operations for the quarter ended June 30, 1998, resulted in a net loss of $942,252 or $.06 per share compared to a net loss of $245,348 or $0.02 per share for the quarter ended June 30, 1997.

Total revenue for the Fiscal 1999 first quarter rose over two-fold to $2,852,781 compared to $1,257,162 for the comparable quarter last year. The increase in total revenue was driven by an eleven-fold increase in product sales which rose to $2,553,447 for the quarter compared to $227,551 for the comparable quarter last year.

Revenue derived from contract services declined 71 percent to $299,334 during first quarter compared to $1,029,611 for the comparable quarter last year reflecting the Company's shift in focus to deploying technical resources on product development activities rather than customer sponsored research programs.

The increase in product sales versus the prior year comparable amount is primarily due to two months of product sales by Franklin, subsequent to its acquisition, which amounted to $1,541,494, product sales by Aerocom during the quarter of $578,680 and a 53 percent increase in product sales by the technology segment to $346,557.

Despite large percentage gains in product sales revenue in the first quarter over the first quarter last year, revenue growth and gross profit margins was nevertheless negatively impacted during the quarter by the relocation of Aerocom's manufacturing operations from Boulder, Colorado to Frederick, Colorado and the effects of a labor dispute between General Motors and the United Auto Workers on Franklin's shipments of selected electronic assemblies to a tier 1 supplier to General Motors.

Gross profit margins for the first quarter declined to 14.6 percent compared to a margin of 18.2 percent for the comparable quarter last year. Gross profit on contract services was 12.9 percent for the quarter ended June 30, 1998 compared to 15.5 percent for the first quarter last year. The decline in gross profit margins on contract services during the first quarter is attributable to cost overruns on various development programs which negatively impacted margins. Gross profit on product sales during the first quarter was 14.8 percent compared to a margin of 30.4 percent for the comparable quarter last year. The decrease in margins on product sales is primarily attributable to the consolidation of Aerocom and Franklin in the quarter ended June 30, 1998. In addition to the Aerocom relocation and the labor dispute discussed above, margins are negatively impacted by high levels of depreciation on manufacturing equipment at these recently-acquired subsidiaries.

Research and development expenditures during the first quarter rose to $277,448 compared to $98,239 for the quarter ended June 30, 1997. The increase is generally attributable to increased levels of internally-funded development activities and increased levels of development expenditures on the product launch for Invacare Corporation.

General and administrative expense for the Fiscal 1999 first quarter rose to $805,287 compared to $322,797 for the comparable quarter last year. The increase is attributable to the consolidation of the general and administrative expenses of Aerocom and Franklin which amounted to $372,810 during the quarter, legal and accounting expenditures related to the negotiation and due diligence for the Franklin acquisition which totaled $158,802.

Interest income increased to $53,303 for the quarter ended June 30, 1998 compared to $51,673 for the quarter ended June 30, 1997. The increase is attributable to higher levels of invested cash during the first quarter of Fiscal 1999.

Interest expense was $53,622 for the first quarter, an increase of $29,543 over the comparable amount during the first quarter last year of $24,079. The increase is attributable to increased levels of borrowing on the Company's revolving line-of-credit and increased levels of long-term debt.

Equity in loss of Taiwan joint venture rose to $94,420 for the quarter ended June 30, 1998 compared to $16,447 for the quarter ended June 30, 1997. The increase is due to expanded staffing and operations at Taiwan UQM coincident with the launch of manufacturing operations.


Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter of Fiscal 1999 were adequate to meet operating needs. Net cash used by operating activities was $909,206 for the quarter ended June 30, 1998 versus $1,040,870 for the comparable prior year quarter. Cash requirements throughout the period were funded primarily through the sale of common stock to investors, cash received upon the exercise of outstanding common stock warrants and options and borrowings on the Company's bank facilities.

During the first quarter of Fiscal 1998, the Company completed the construction of a 25,000 square foot manufacturing plant in Frederick, Colorado. The plant is situated on 2 acres of land and the Company holds an option to acquire an adjacent 2 acre parcel to accommodate future expansion of the facility. Construction cost of the plant, including land acquisition costs, was $1.2 million. Construction financing was provided from existing cash balances. The Company secured mortgage financing on the facility in July 1998 in the amount of $.9 million. Coincident with this expansion, the Company expended $405,054 during the first quarter for manufacturing equipment raising total equipment purchases since the acquisition of Aerocom in January, 1998 for such equipment to $653,581. Subsequently, all of these capital expenditures were financed through borrowings on the Company's term equipment loan facility. These expenditures are expected to increase its manufacturing capability, both in manufacturing processes and throughput capacity. In order to expand its operations and fund its capital expenditure needs, the Company secured a loan facility from a commercial bank which consists of a $.75 million revolving line-of-credit and a term equipment loan financing for up to $2 million of manufacturing equipment purchases, including the refinancing of previously existing term equipment loans. In addition to borrowings for capital expenditures during the quarter the Company refinanced approximately $.5 million of then existing equipment loans. As of June 30, 1998, the Company has not drawn against the revolving line-of-credit and has borrowed $1,030,037 against the term equipment loan. All financing of the subsidiary has been unconditionally guaranteed by the Company.

During the first quarter of Fiscal 1999, the Company acquired Franklin Manufacturing Company, a privately-held St. Charles, Missouri manufacturer and distributor of electronic assemblies and components. The Company completed the acquisition of the outstanding common stock of Franklin for $4 million in cash, the assumption of approximately $3.1 million in liabilities and debt and the issuance of 286,282 shares of the Company's common stock. Subsequent to the end of the first quarter, the Company completed a loan facility with a commercial bank to accommodate future Franklin growth. The loan facility consists of a revolving line-of-credit of $2.5 million, a term loan of $.78 million and a term equipment facility for future purchases of manufacturing equipment in the amount of $1.25 million. As of June 30, 1998, the Company has drawn $1,213,861 against the revolving line-of-credit, has borrowed $777,998 against the term loan and has not borrowed against the term equipment facility. All financing of Franklin has been unconditionally guaranteed by the Company.

The Company met capital calls from Taiwan UQM of $1.4 million in both fiscal 1996 and 1997. Taiwan UQM reported a net loss of approximately $.6 million in fiscal 1998 and $.3 million during the first quarter of Fiscal 1999. Further losses or capital investment by Taiwan UQM could result in additional capital calls by Taiwan

UQM which the Company would be required to fund or suffer a dilution of its ownership interest.

During the second and third quarters of Fiscal 1999, the Company expects to invest substantially greater amounts of capital to launch manufacturing operations and supply motors to Invacare Corporation pursuant to a supply agreement executed during Fiscal 1998. Anticipated capital expenditures for working capital, production machinery, equipment, computer hardware and software are expected to be approximately $1.0 million. The Company expects to fund this investment requirement through a combination of existing cash resources and short-term bank lines-of-credit. Although the Company has, to-date, not entered into formal arrangements for such bank lines-of-credit, Management believes bank lines-of-credit are readily available to the Company on terms acceptable to the Company. However, there can be no assurance that such bank financing can be obtained. The Company believes it has cash resources sufficient to fund non-manufacturing operations over the next year.

For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for gear and component assemblies manufacture design and introduce new products for manufacture, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company believes it can configure its operations such that existing cash balances and cash flow from operations will be sufficient to meet its operating requirements.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27 Financial data schedule

     (b) Reports on Form 8-K

          Current Report dated April 2, 1998 regarding the signing of a letter of intent to acquire Franklin Manufacturing Company.

          Current Report dated May 6, 1998 regarding the completion of the acquisition of Franklin Manufacturing Company.

          Current report dated June 29, 1998 amending the Company's current report filed May 6, 1998 to include audited financial statements and pro forma financial statements of Franklin Manufacturing Company.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Unique Mobility, Inc.
                              Registrant


Date: August 13, 1998         By:/s/ Donald A. French
                              Donald A. French
                              Treasurer
                              (Principal Financial and
                              Accounting Officer)