Form 10-Q
period 1998-09-30
UNIQUE MOBILITY INC
filed 1998-11-16
CIK 315449

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

                For the quarterly period ended September 30, 1998

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at November 10, 1998, was 15,972,612.

                        PART I - FINANCIAL INFORMATION

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                               September 30,   March 31,
Assets                                             1998           1998
                                                (unaudited)

Current assets:

   Cash and cash equivalents                  $  1,513,037     7,005,533
   Accounts receivable (note 10)                 2,389,636     1,105,466
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                      514,024       454,738
   Inventories (note 4)                          2,467,052       253,917
   Prepaid expenses                                111,589       158,764
   Other                                           118,970        18,361

           Total current assets                  7,114,308     8,996,779

Property and equipment, at cost (note 7):
   Land                                            444,480       444,480
   Building                                      2,586,878     1,511,635
   Molds                                           102,113       102,113
   Transportation equipment                        218,335       209,920
   Machinery and equipment                       8,246,007     5,605,326
                                                11,597,813     7,873,474

   Less accumulated depreciation                (2,810,492)   (2,186,805)

           Net property and equipment            8,787,321     5,686,669

Investment in Taiwan joint venture (note 5)      1,744,584     2,044,393

Investment in EV Global                          1,000,000     1,000,000

Patent and trademark costs, net of
  accumulated amortization of $73,637
  and $63,542                                      627,889       575,985

Goodwill, net of accumulated amortization
  of $157,088 and $16,215                        6,386,176     1,280,872

Other assets                                        25,402           853

                                              $ 25,685,680    19,585,551

                                                             (Continued)

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                                               September 30,     March 31,
Liabilities and Stockholders' Equity               1998            1998
                                                (unaudited)
Current liabilities:

   Accounts payable                           $  2,541,169        472,148
   Other current liabilities (note 6)              599,318       794,000
   Current portion of long-term
     debt (note 7)                                 581,131       163,554
   Revolving line-of-credit (note 7)               453,000          -
   Current income tax payable                      156,005          -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                            181,925            450

          Total current liabilities              4,512,548      1,430,152

Long-term debt, less current portion
  (note 7)                                       2,933,563      1,029,924

          Total liabilities                      7,446,111      2,460,076

Minority interest in consolidated
  subsidiary                                       396,663       394,343

Stockholders' equity (note 9):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 15,972,344 and
     15,394,621 shares issued                      159,723       153,946
   Additional paid-in capital                   42,483,886    38,852,446
   Accumulated deficit                         (24,163,780)  (21,798,724)
   Notes receivable from officers                 (116,924)      (56,056)
   Accumulated comprehensive loss (note 14)       (519,999)     (420,480)

          Total stockholders' equity            17,842,906    16,731,132

Commitments (note 11)

                                               $ 25,685,680    19,585,551


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                    Quarter Ended September 30,  Six Months Ended September 30,
                               1998       1997         1998            1997
Revenue:
   Contract services
     (notes 10 and 12)   $    445,994    673,759       745,328       1,703,370
   Product sales            2,941,800    118,870     5,495,247         346,421
                            3,387,794    792,629     6,240,575       2,049,791

Operating costs and expenses:

   Costs of contract
     services                 437,279     708,279      698,070       1,578,270
   Costs of product sales   2,975,567      98,356    5,150,517         266,138
   Research and development   173,274     167,899      450,722         256,737
   General and administrative 884,931     369,320    1,732,136         692,116
   Depreciation and
     amortization             144,340      52,869      265,627         104,593

                            4,615,391   1,396,723    8,297,072       2,897,854

           Operating loss  (1,227,597)   (604,094)  (2,056,497)       (848,063)

Other income (expense):
   Interest income             27,282      46,296       80,585          97,969
   Interest expense          (101,628)    (17,735)    (155,250)        (41,814)
   Equity in loss of
     Taiwan joint
     venture (note 5)        (105,869)    (16,905)    (200,289)        (31,433)
   Minority interest
     share of earnings
     of consolidated
     subsidiary               (17,381)    (16,671)     (35,994)        (33,119)
   Other                        2,389          10        2,389           2,012

                             (195,207)     (5,005)    (308,559)         (6,385)

           Net loss      $ (1,422,804)   (609,099)  (2,365,056)       (854,448)

           Net loss per
             common share
             basic and diluted $ (.09)       (.04)       (.15)           (.06)

Weighted average number
  of shares of common stock
  outstanding (note 8)     15,925,669  13,701,823   15,834,864      13,393,582

See accompanying notes to consolidated financial statements.

                  UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                 Six Months Ended September 30,
                                                            1998        1997

Cash flows used by operating activities:
   Net loss                                            $(2,365,056)   (854,448)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                      808,013     180,243
        Minority interest share of earnings of
          consolidated subsidiary                           35,994      33,119
        Noncash compensation expense for common stock
          issued for services                               19,000      38,520
        Equity in loss of Taiwan joint venture             200,289      31,433
        Loss (gain) on sale of property and equipment       (2,900)     23,100
        Change in operating assets and liabilities:
           Accounts receivable and costs and estimated
             earnings in excess of billings on
             uncompleted contracts                         103,559    (481,789)
           Inventories                                  (1,123,596)     72,044
           Prepaid expenses and other assets                83,940     (23,083)
           Accounts payable and other current liabilities  606,655    (120,065)
           Billings in excess of costs and estimated
             earnings on uncompleted contracts             181,475    (625,056)

              Net cash used by operating activities     (1,452,627) (1,725,982)

Cash used by investing activities:
   Cash paid for acquisition of subsidiary, net         (3,848,640)      -
   Acquisition of property and equipment                (2,458,251)   (197,464)
   Proceeds from sale of assets                              2,900         -
   Increase in patent and trademark costs                  (62,000)   (113,754)
   Investment in Taiwan joint venture                         -     (1,345,285)

              Net cash used by investing activities    $(6,365,991) (1,656,503)

(Continued)

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                  (unaudited)

                                                 Six Months Ended September 30,
                                                           1998         1997

Cash provided by financing activities:
   Proceeds from borrowings                             $ 4,061,635      -
   Repayment of debt                                     (3,011,877)   (21,964)
   Proceeds from sales of common stock, net                 956,329      -
   Repayment of notes receivable from officers                8,308        574
   Issuance of common stock upon exercise of
     employee and non-employee options                      148,177    749,913
   Issuance of common stock under employee stock
     purchase plan                                            3,849     19,294
   Issuance of common stock upon exercise of warrants       193,375    460,000
   Distributions paid to holders of minority interest       (33,674)   (33,674)

             Net cash provided by financing
               activities                                 2,326,122  1,174,143

Decrease in cash and cash equivalents                    (5,492,496)(2,208,342)

Cash and cash equivalents at beginning of period          7,005,533  5,713,557

Cash and cash equivalents at end of period              $ 1,513,037  3,505,215

Interest paid in cash during the period                 $   136,122     74,939


Non-cash investing and financing transactions:

Cumulative translation adjustments of $99,519 and $97,989 were recorded for the six months ended September 30, 1998 and 1997, respectively (see note 14).

In April 1998, the Company purchased all of the outstanding stock of Franklin Manufacturing Company for $4,000,000 cash and 286,282 shares of the Company's common stock.

In June 1997, the Company entered into a stock purchase agreement with EV Global Motors Company (EVG) whereby the Company exchanged 200,000 shares of its common stock for 400,000 shares of EVG.

In July and August 1997, warrant holders exercised warrants to acquire 395,000 shares of common stock on a cashless exchange basis resulting in the issuance of 307,122 shares of common stock based upon the fair market value of the common stock on the dates of exchange of $6.75, $7.13 and $7.25 per share.

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the six months ended September 30, 1998, the Company issued 15,870 shares of common stock for options exercised for an aggregate exercise price of $15,870, for which the Company received 2,308 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

(Continued)

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                                  (unaudited)

In accordance with the provisions of the Company's stock option plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the six months ended September 30, 1998, the Company issued 71,900 shares of common stock for an aggregate exercise price of $69,176 for which the Company received promissory notes for the same amount.

See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (unaudited)

 (1) The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim period, have been made. The results for the interim period are not necessarily indicative of results to be expected for the fiscal year.

 (2) Certain financial statement amounts have been reclassified for comparative purposes.

 (3) The estimated period to complete contracts in process ranged from one to six months at September 30, 1998, and from one to nine months at September 30, 1997. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within eight months. Contracts in process consist of the following:

                                  September 30, 1998   March 31, 1998
                                        (unaudited)

      Costs incurred on uncompleted

        contracts                       $ 1,606,481        1,724,552
      Estimated earnings                    565,959          515,782
                                          2,172,440        2,240,334

      Less billings to date              (1,840,341)      (1,786,046)

                                        $   332,099          454,288
      Included in the accompanying balance sheets as follows:

           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts      $   514,024       454,738
           Billings in excess of costs
             and estimated earnings on
             uncompleted contracts         (181,925)         (450)

                                        $   332,099       454,288

 (4) Inventories consist of:

                                      September 30, 1998   March 31, 1998
                                        (unaudited)

      Raw materials                     $ 1,936,199           76,377

      Work in process                       479,823          159,825

      Finished products                      51,030           17,715

                                        $ 2,467,052          253,917

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

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                                  (unaudited)

     The Company owns a 38 1/4% interest in Taiwan UQM and its investment is accounted for under the equity method.

    Summarized unaudited financial information for Taiwan UQM is as follows:

                                                June 30,      December 31,
        Financial Position                       1998             1997

        Current assets                       $   182,819        341,178
        Noncurrent assets-land, property
          and equipment                        6,293,799      6,474,301

               Total assets                    6,476,618      6,815,479

        Current liabilities                      292,101      1,470,684
        Noncurrent liabilities                 1,623,513         -
        Stockholders' equity                   4,561,004      5,344,795

               Total liabilities and equity  $ 6,476,618      6,815,479

                                   Quarter Ended            Six Months Ended
                                  June        June        June 30,     June 30,
      Results of Operations       1998        1997          1998         1997

       Revenue                  $  4,656      65,408         4,656      65,408
       Expenses                 (281,438)   (108,756)     (528,285)   (146,005)

       Net loss                $(276,782)    (43,348)     (523,629)    (80,597)

 (6)    Other current liabilities consist of:

                                               September 30,        March 31,
                                                   1998                1998
                                                (unaudited)

       Accrued interest                           $  23,276            5,692
       Accrued loss reserves                         27,750           22,678
       Accrued legal and accounting fees             44,307           55,376
       Accrued payroll, consulting, personal
         property taxes and real estate taxes       288,955          158,604
       Accrued machinery and equipment purchases    116,346          402,834
       Unearned revenue                                 965           65,037
       Other                                         97,719          83,779

                                                  $ 599,318          794,000

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                                  (unaudited)

 (7) Long-term debt consists of:

                                                      September 30,   March 31,
                                                          1998          1998
                                                       (unaudited)

      Note payable to bank, payable in monthly
        installments  with  interest at 8.65%;
        matures July 2003; secured by land and
        building                                       $  917,938         -
      Note payable to bank, payable in monthly
        installments with interest at 9.1%; matures
        October 2007; secured by land and building        702,257      726,202
      Note payable to bank, payable in monthly
        installments with interest at 10.05%;
        matures November 2001; secured by equipment         -          467,276
      Note payable to bank, payable in monthly
        Installments with interest at 8.50%; matures
        October 2001; secured by equipment                437,960         -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        April 2005; secured by equipment                  416,630         -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        May 2005; secured by equipment                    131,098         -
      Note payable to bank,  payable in monthly
        installments with interest at 8.125%;
        matures July 2001; secured by accounts
        receivable, inventory and equipment               885,417         -
      Capital lease obligation                             23,394         -
                Total long-term debt                    3,514,694     1,193,478
         Less current portion                             581,131       163,554

                Long-term debt, less current portion  $ 2,933,563     1,029,924

      The Company's has two lines of credit of $.75 million and $2.5 million expiring in June 1999 and August 1999, respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. The weighted average rate of interest on these lines as of September 30, 1998 was prime less .5% or 8.0%.

 (8) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and six months ended September 30, 1998 and 1997. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

(9)   Common Stock Options and Warrants

      Incentive and Non-Qualified Option Plans

      The  Company  has  reserved  5,104,000  shares  of  common  stock  for key
      employees,   consultants   and  key  suppliers  under  its  Incentive  and
      Non-Qualified Option

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                                  (unaudited)

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

      The following table summarizes activity under the plans:

                                                 Shares Under  Weighted-Average
                                                   Option       Exercise Price

      Outstanding at October 31, 1995             1,852,232      $ 5.12
      Granted                                       590,000        4.15
      Exercised                                    (100,542)       1.53
      Forfeited                                    (315,978)       5.63

      Outstanding at October 31, 1996             2,025,712        4.94
      Granted                                       500,000        3.31
      Exercised                                     (40,105)       1.57
      Expired                                       (30,000)       5.00
      Forfeited                                      (4,151)       3.31

      Outstanding at March 31,1997                2,451,456        4.66
      Granted                                       601,000        7.88
      Exercised                                    (210,332)       4.75
      Forfeited                                     (13,772)       4.80

      Outstanding at March 31, 1998               2,828,352        5.34
      Granted                                       150,000        7.94
      Exercised                                    (131,452)       1.77
      Forfeited                                     (26,983)       7.91

      Outstanding at September 30, 1998           2,819,917      $ 5.62

      Exercisable at September 30, 1998           1,658,193      $ 5.21

The  following  table  presents  summarized   information  about  stock  options
outstanding at September 30, 1998:

                       Options Outstanding              Options Exercisable
                              Weighted        Weighted                  Weighted
                  Number       Average         Average     Number       Average
    Range of    Outstanding    Remaining      Exercise   Exercisable    Exercise
Exercise Prices at 9/30/98  Contractual Life     Price   at 9/30/98      Price
  $0.50 - 1.00     27,347      2.2 years         $0.72      27,347      $0.72
  $2.25 - 3.31    602,292      7.6 years         $3.09     283,431      $2.85
  $3.50 - 5.00    779,368      6.2 years         $4.05     641,733      $4.03
  $5.38 - 8.31  1,410,910      7.5 years         $7.66     705,682      $7.41
  $0.50 - 8.31  2,819,917      7.3 years         $5.62   1,658,193      $5.21

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)

      Non-Employee Director Stock Option Plan

      In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the plan. The options vest ratably over a three-year period beginning one year from the date of grant and are exercisable for 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

The following table presents summarized activity under the plan:

                                                                    Weighted
                                                  Shares Under       Average
                                                     Option      Exercise Price

      Outstanding at October 31, 1995               109,333          $ 5.48
      Granted                                        32,000            4.38
      Outstanding at October 31, 1996, and
         March 31, 1997                             141,333            5.23
      Granted                                        64,000            7.13
      Exercised                                     (16,000)           5.38

      Outstanding at March 31, 1998                 189,333            5.86
      Granted                                        18,392            5.06

      Outstanding at September 30, 1998             207,725          $ 5.79

      Exercisable at September 30, 1998             120,000          $ 5.64

The  following  table  presents  summarized   information  about  stock  options
outstanding for non-employee directors:

                             Options Outstanding           Options Exercisable
                                  Weighted       Weighted              Weighted
                   Number         Average        Average     Number     Average
    Range of Outstanding Remaining Exercise Exercisable Exercise Exercise Prices at 9/30/98 Contractual Life Price at 9/30/98 Price

 $4.38 - 6.00      111,725        6.9 years       $4.89       66,667      $4.86
 $6.25 - 7.13       96,000        8.0 years       $6.84       53,333      $6.60
                   207,725        7.5 years       $5.79      120,000      $5.64

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APBO25. The Company accounts for stock options granted to employees of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan and directors under the Non-employee Director Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)

      option grants to employees, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

                     Quarter Ended September 30, Six Months Ended September 30,
                                     1998        1997         1998       1997
      Net loss - as
        reported                $ (1,422,804) (609,099) (2,365,056)   (854,448)
      Compensation expense -
        Current period option
        grants                       (50,094)  (42,750)   (100,189)    (64,667)
      Compensation expense -
        prior period option
        grants                      (334,752) (154,914)   (669,505)   (309,827)

      Net loss - pro forma      $ (1,807,650) (806,763) (3,134,750) (1,228,942)
      Net loss per common
        share - as reported          $ (.09)     (.04)       (.15)      (.06)
      Net loss per common
        share - pro forma            $ (.11)     (.06)       (.20)      (.09)

      The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                     Quarter Ended September 30,Six Months Ended September 30,
                           1998      1997         1998        1997

      Expected volatility    -      48.9%        48.5%        48.9%
      Expected dividend yield-       0.0%         0.0%        0.0%
      Risk free interest rate-       6.2%         5.8%        6.2%
      Expected life of option
        granted              -      6 years    6 years      6 years
      Fair value of options
        granted as computed
        under the Black Scholes
        option pricing model-     $3.75 per   $4.26 per   $3.70 per
                                     share       share        share

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

                                             Pro Forma
                                            Compensation
                                               Expense__

                        1999                 $1,539,386
                        2000                 $1,250,560
                        2001                 $  200,377

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES

                                  (unaudited)

      Warrants

      In connection with the original issuance of certain subordinated convertible term notes to Advent and Techno, the Company granted Advent and Techno warrants to acquire 790,000 shares of the Company's common stock at the lower of $2.40 per share, being the market value of the Company's stock at the time of issuance or the market price of the common stock averaged over the 30 trading days immediately preceding the date of exercise. The warrants allowed for a cashless exercise of the warrants into common shares based on the spread between the market price of the common stock on the date of exercise and the $2.40 exercise price and expired in August 1997. On June 19, 1997, warrants to acquire 395,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 249,154 shares of common stock. On July 31, 1997, warrants to acquire 45,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 29,000 shares of common stock. On August 5, 1997, warrants to acquire 175,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 116,053 shares of common stock. The remaining warrants to acquire 175,000 shares of the Company's common stock were exercised on a cashless basis on August 15, 1997, resulting in the issuance of 117,069 shares of common stock. No warrants were outstanding at September 30, 1998.

      The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January, 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. On March 19, 1998, warrants to acquire 80,000 shares of the Company's common stock were exercised resulting in cash proceeds to the Company of $480,000. Warrants to acquire 220,000 shares of the Company's common stock remain outstanding at September 30, 1998.

      In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share, 38,100 shares of the Company's common stock at $5.00 per share and 50,000 shares at $4.25 per share. The exercise price of the warrants was set at the market price of the common stock on the date of each respective grant. The warrants expire three years from the date of issuance. During October 1997, warrants to acquire 5,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $21,250. During June 1998, warrants to acquire 38,100 shares of the Company's common stock in cash at $5.00 per share were exercised resulting in proceeds to the Company of $190,500. Warrants to acquire 50,000 shares at $4.75 per share and 45,000 shares at $4.25 per share remain outstanding as of September 30, 1998.

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

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)

      In December 1997, warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share were exercised, resulting in cash proceeds to the Company of $210,000. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of September 30, 1998.

      The Company completed a private placement in 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants remain outstanding as of September 30, 1998.

(10) The Company has historically derived significant revenue from contract services from a few key customers. The customers from which this revenue has been derived and the percentage of total revenue is summarized as follows:

                                    Quarter Ended    Six Months Ended
                                     September 30,     September 30,
                                   1998       1997      1998    1997_

      Customer:
      Deere & Company           $      -      117,903      -      207,194
      Kia Motors Corporation           -       87,905      -      512,786
      Houston Metropolitan
        Transit Authority           216,261   161,124   324,940   246,878
      Siemens Electromechanical
        Components                  618,502      -     1,162,261      -
      Methode Electronics           347,722      -       428,540      -

                                $ 1,182,485   366,932  1,915,741   966,858

      Percentage of revenue           35%         46%      31%      47%

      These customers, in total, also represented 29% and 4% of total accounts receivable at September 30, 1998 and 1997, respectively.

      Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $217,007 and $280,320 for the quarter ended September 30, 1998 and 1997, respectively, and $332,963 and $413,941 for the six months ended September 30, 1998 and 1997, respectively.

(11) The Company has entered into employment agreements with three of its officers which expire December 31, 1999 and with one officer which expires March 31, 2001. The aggregate annual future compensation under these agreements through the expiration date is $937,582.

(12)  Segments

      The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)

      prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic circuit board assemblies and electronic products.

      During the quarter and six months ended September 30, 1998, intersegment sales or transfers were immaterial.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

      The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended September 30, 1998:

                                          Mechanical    Electronic
                             Technology    Products      Products    Total

      Revenue               $   493,795     537,849     2,356,150   3,387,794
      Interest income            19,601       7,681          -         27,282
      Interest expense          (17,571)    (47,233)      (36,824)   (101,628)
      Depreciation and
        amortization           (100,338)   (185,448)      (65,817)   (351,603)
      Goodwill amortization        -        (14,308)      (66,210)    (80,518)
      Equity in loss of
        Taiwan joint venture   (105,869)       -             -       (105,869)
      Segment loss             (856,280)   (418,138)     (148,386) (1,422,804)
      Segment assets          7,830,670   8,136,627     9,718,383  25,685,680
      Expenditures for
        segment assets      $  (129,438)   (504,269)     (138,002)   (771,709)

      The following table summarizes significant financial statement information for each of the reportable segments for the six months ended September 30, 1998:

                                            Mechanical   Electronic
                               Technology    Products     Products    Total

      Revenue                 $ 1,139,685   1,203,246    3,897,644   6,240,575
      Interest income              59,207      21,378         -         80,585
      Interest expense            (32,949)    (69,770)     (52,531)   (155,250)
      Depreciation and
        amortization             (200,033)   (357,411)    (109,696)   (667,140)
      Goodwill amortization          -        (30,523)    (110,350)   (140,873)
      Equity in loss of
        Taiwan joint venture     (200,289)       -            -       (200,289)
      Segment loss             (1,485,860)   (668,730)    (210,466) (2,365,056)
      Segment assets            7,830,670   8,136,627    9,718,383  25,685,680
      Expenditures for
        segment assets        $  (294,858) (2,025,391)    (138,002) (2,458,251)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)

      In determining the foregoing segments, the Company has allocated corporate overhead and expenses and intangible assets, including goodwill, to the appropriate segment.

(13)  Reporting Comprehensive Income (Loss)

      Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

      The following table summarizes the Company's comprehensive loss for the six months ended September 30, 1998 and 1997:

                    Quarter Ended September 30,  Six Months Ended September 30,
                         1998         1997         1998             1997

      Net loss        (1,422,804)   (609,099)   (2,365,056)      (854,448)
      Translation loss   (98,723)    (25,661)      (99,519)       (97,989)
      Income tax effect      -          -            -               -

      Comprehensive
        loss          (1,521,527)   (634,760) $ (2,464,575)      (952,437)

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

Financial Condition

The Company's financial condition remained strong throughout the quarter ended September 30, 1998, despite a net loss of $1,422,804. Cash used by operations, before changes in operating assets and liabilities, was $857,933 and $1,301,760 for the quarter and six months ended September 30, 1998, respectively. Working capital (the excess of current assets over current liabilities) declined to $2,601,760 at September 30, 1998, from $7,566,627 at March 31, 1998.

Accounts receivable rose $1,284,170 to $2,389,636 at September 30, 1998. The increase is primarily attributable to the consolidation of the trade accounts receivable of the Company's new manufacturing subsidiary, Franklin Manufacturing Company ("Franklin"), which accounted for substantially all of the increase.

Costs and estimated earnings on uncompleted contracts increased $59,286 to $514,024 at September 30, 1998, from the fiscal 1998 year end level of $454,738. The increase was due to work performed on funded programs containing milestone billing arrangements. Estimated earnings on contracts in process rose to $565,959 at September 30, 1998, on costs incurred on contracts in process of $1,606,481 compared to estimated earnings on contracts in process of $515,782 on costs incurred on contracts in process of $1,724,552 at March 31, 1998. The increase reflects improved margins on contracts in process resulting from greater labor content and a reduction in anticipated costs.

Raw materials, work in process and finished products inventories increased by $1,859,822, $319,998 and $33,315, respectively, to $1,936,199, $479,823 and
$51,030, respectively, at September 30, 1998. Raw materials inventories rose primarily as a result of the consolidation of Franklin's inventory. Work in process and finished products inventories rose due to production of motors and associated controls pursuant to existing customer orders.

In April 1998, the Company acquired all of the outstanding common stock of Franklin for $6,247,316 plus the assumption of then existing debt of $3,148,146. The purchase price consisted of a cash payment of $4,000,000 and the issuance of 286,282 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to adjust the recorded value of the tangible and identified intangible assets acquired to their fair market value, with any excess then recorded as goodwill. In the case of Franklin, the excess of the purchase price over the net assets acquired resulted in an increase in the recorded value of property and equipment in the amount of $950,400, with the excess of $5,296,916 being recorded as goodwill.

The Company invested $2,458,251 for the acquisition of property and equipment during the six months ended September 30, 1998, compared to $197,464 for the six months ended September 30, 1997. The increase in capital expenditures is attributable to the construction of a manufacturing plant and the purchase of manufacturing equipment by the mechanical products segment of $1,144,518 and $880,873 respectively; the purchase of manufacturing equipment and tooling by the electronic products segment of $138,002 and equipment purchases of $294,858 by the technology segment.

Investment in the Taiwan joint venture declined to $1,744,584 at September 30, 1998, from $2,044,393 at the beginning of the fiscal year. The decrease is attributable to the Company's proportionate share of operating losses which was $200,289 for the first half and foreign currency translation adjustments which amounted to $99,519.

Goodwill, net of accumulated amortization, rose to $6,386,176 at September 30, 1998, from $1,280,872 at March 31, 1998, due to the acquisition of Franklin.

Accounts payable rose to $2,541,169 at September 30, 1998, from $472,148 at March 31, 1998. The increase is primarily attributable to the consolidation of Franklin's accounts payable, ($1,151,886), and higher accounts payable at Aerocom resulting from increased product shipments, ($925,464).

Revolving line-of-credit rose to $453,000 at September 30, 1998 due to the consolidation of Franklin's revolving line-of-credit.

Other current liabilities decreased to $599,318 at the end of the first half from $794,000 at March 31, 1998. The decrease is primarily attributable to a decline in the level of manufacturing equipment purchase commitments.

Current portion of long-term debt rose $417,577 to $581,131 at September 30, 1998. The increase is due to current principal maturities on manufacturing equipment loans by Aerocom and the consolidation of the current principal maturities of the debt of Franklin.

Long-term debt rose to $2,933,563 at September 30, 1998, due to term borrowings by Aerocom which amounted to $1,522,210, and the consolidation of Franklin's long-term debt which amounted to $596,311.

Common  stock  and  additional   paid-in  capital   increased  to  $159,723  and
$42,483,886 at September 30, 1998, respectively, compared to $153,946 and $38,852,446 at March 31, 1998. The increases were due to the sale of common stock to investors in the amount of $956,329; proceeds received upon the exercise of warrants of $193,375; sales of common stock to employees and consultants through the Company's benefit plans and the exercise of options of $152,026; and the issuance of common stock for the acquisition of Franklin of $2,247,314.

Results of Operations

Operations for the quarter ended September 30, 1998, resulted in a net loss of $1,422,804 or $.09 per share compared to a net loss of $609,099 or $0.04 per share for the quarter ended September 30, 1997. Operations for the six months ended September 30, 1998, resulted in a net loss of $2,365,056 or $0.15 per share compared to a net loss of $854,448 or $0.06 per share for the six months ended September 30, 1997.

Operations for the quarter and six months ended September 30, 1998, were adversely impacted by the strike against General Motors, to whom Franklin is a Tier 2 supplier, and the relocation and setup of the Company's mechanical products manufacturing operations. These two events occurred principally during the second quarter.

Despite the impact of the foregoing events, product sales revenue for the quarter ended September 30, 1998, rose over twenty four-fold to $2,941,800 compared to $118,870 for the comparable quarter last year and was 15 percent above first quarter product sales of $2,553,447. For the six months ended September 30, 1998, product sales revenue rose over fifteen-fold to $5,495,247 from $346,421 for the comparable period last year.

The increase in product sales is primarily due to the acquisition of Franklin which generated revenue of $2,356,150 and $3,897,644 for the second quarter and first half, respectively, and Aerocom which generated revenue of $529,776 and $1,108,456 during the second quarter and first half, respectively.

Contract services revenue declined $227,765 or 34 percent to $445,994 during the second quarter and $958,042 or 56 percent to $745,328 for the first half. The decrease in contract services revenue is attributable to a shift in focus from
customer  sponsored   research  programs  to  commercial   product   development
activities.

Gross profit margins on contract service revenue for the second quarter and first half were two percent and six percent, respectively, compared to a negative margin of five percent for the comparable quarter last year, and a positive margin of seven percent for the comparable six month period last year. The decline is attributable to increased levels of cost overruns on development programs during the second quarter this year compared to the comparable period, last year.

Gross profit margins on product sales during the second quarter and first half were negative one percent and six percent. The lower than expected margins are attributable to the impact of fixed overhead cost allocations over lower production levels for the mechanical and electronic products segments during the quarter and first half.

Research and development expenditures during the second quarter and first half rose to $173,274 and $450,722, respectively. The increase is generally attributable to internally-funded development activities and development expenditures on the product launch for Invacare Corporation.

General and administrative expense for the second quarter rose to $884,931 compared to $369,320 for the comparable quarter last year. The increase is attributable to the consolidation of the general and administrative expenses of Aerocom and Franklin which amounted to $367,655 and higher business development and legal expenses. General and administrative expenses for the six months ended September 30, 1998, rose to $1,732,136 compared to $692,116 for the comparable period last year. The increase is attributable to the consolidation of the general and administrative expenses of Franklin and Aerocom, and higher levels of business development, legal, accounting and acquisition costs.

Depreciation and amortization expense rose to $144,340 and $265,627 for the second quarter and first half, respectively, due primarily to amortization of goodwill arising from the acquisition of Franklin and Aerocom.

Interest expense rose to $101,628 and $155,250 for the quarter and six months ended September 30, 1998, due to the consolidation of interest expense of Franklin and Aerocom and increased levels of borrowing on revolving credit facilities and term equipment lines during the period.

Equity in loss of the Taiwan joint venture rose to $105,869 and $200,289 for the second quarter and first half, respectively, compared to $16,905 and $31,433, respectively, for the comparable periods last year. The increase is due to expanded staffing and operations at Taiwan UQM coincident with the launch of manufacturing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and six months ended September 30, 1998, were adequate to meet operating needs. Net cash used by operating activities was $543,421 and $1,452,627 for the quarter and six months ended September 30, 1998. Cash requirements throughout the period were funded primarily through the sale of common stock, cash received upon the exercise of outstanding common stock warrants and options, and borrowings on the Company's bank facilities.

During the first half, the Company completed the construction of a 25,000 square foot manufacturing plant in Frederick, Colorado. The plant is situated on two acres of land and the Company holds an option to acquire an adjacent two acre parcel to accommodate future expansion.

Construction cost of the plant, including land acquisition costs, was $1.25 million. Construction financing was provided from existing cash balances prior to obtaining secured mortgage financing during the second quarter in the amount of $0.9 million. The Company expended an additional $0.6 million during the first half for manufacturing equipment which was funded principally through borrowings on the Company's long-term equipment credit line. These investments are intended to increase manufacturing capability, both in manufacturing processes and throughput capacity. In addition to borrowings for capital expenditures during the quarter, the Company refinanced approximately $0.5 million of equipment loans.

Also, during the first half, the Company completed the acquisition of all of the outstanding common stock of Franklin for $4 million in cash, the assumption of approximately $3.1 million in liabilities and debt, and the issuance of 286,282 shares of the Company's common stock. Subsequent to the acquisition, Franklin completed a loan facility with a commercial bank to accommodate future growth. The loan facility consists of a revolving line-of-credit of $2.5 million, a term loan of $0.8 million and a term equipment facility for future purchases of manufacturing equipment in the amount of $1.25 million

The Company met capital calls from Taiwan UQM in the aggregate of $1.4 million in fiscal 1996 and 1997. Taiwan UQM reported a net loss of approximately $0.6 million last year and $0.5 million during the six months ended June 30, 1998. Further losses or capital investment by Taiwan UQM could result in additional capital calls which the Company would be required to fund or suffer a dilution of its ownership interest.

During the second half, the Company expects to invest greater amounts of capital to launch expanded gear grinding and assembly operations and the manufacture of motors for Invacare. Capital is necessary to fund the expected growth in inventories and accounts receivable. The Company expects to fund this working capital requirement through a combination of existing cash resources and short-term bank lines-of-credit. Although the Company has not, as yet, arranged for expanded bank lines-of-credit, Management believes such credit lines are readily available on terms acceptable to the Company. However, there can be no assurance that such financing can be obtained.

During the first half, the Company experienced larger than anticipated operating losses due to the impact of the strike against General Motors. Production levels in the Company's electronic products segment were adversely impacted, not only during the period of the strike, but throughout the entire second quarter. At October 31, 1998, production levels for the General Motors had returned to approximately 85 percent of pre-strike levels.

Although, the Company believes it has cash resources and borrowing capacity sufficient to fund its operations for a period of at least one year, the impact of an unexpected and extended economic event in one of the key markets served by the Company or by a significant customer of the Company, could cause the Company to experience liquidity problems.

For the longer-term, the Company expects to continue its strategy of growing its business through the expansion of its product line of motors and controllers; increased production orders from new and existing customers for gear and electronic assemblies; the development of new products for manufacture; strategic alliances to accelerate the commercialization process; and synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company believes it can configure its operations such that existing cash balances and cash flow from operations will be sufficient to meet its operating requirements.

Year 2000 Issues

The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause systems failures.

State of Readiness

The Company has conducted numerous internal discussions over the last eighteen months amongst its management and technical staff to informally assess the extent of the Year 2000 Issue on the Company's operations. In September, 1998 the Company adopted a formal project to evaluate all of the Company's systems for Year 2000 compliance. The project is being monitored and supervised by the Company's Chief Operating Officer. The evaluation of all hardware and software systems is expected to be completed by January 31, 1999. Those hardware and software systems which are not compliant, if any, are expected to be repaired or replaced prior to June 30, 1999.

The Company's electronics manufacturing operations are reliant upon an operating software system ("System"). The System was evaluated and found not to be Year 2000 compliant. The software vendor corrected the software deficiencies in the System in August 1998, and the system is now Year 2000 compliant.

As part of the Company's Year 2000 compliance evaluation, the Company expects to contact key suppliers and customers beginning in the fourth calendar quarter of 1998 to determine the extent to which the Company is vulnerable to third parties failures to remediate their Year 2000 compliance issues. However, we cannot guarantee or assure you that the systems of other companies that we rely on, such as suppliers of raw materials, electricity providers and other similar suppliers, or the customers who buy products from us, will effectively address their Year 2000 issues. In the event these suppliers and customers experience a disruption in their operations or cease operations indefinitely as a result of not addressing their Year 2000 issues, our operations could be significantly impacted including the temporary or permanent cessation of operations.

Costs to Address the Year 2000 Issue

The total cost to address the Year 2000 issue, including the cost of Company personnel and outside vendors and consultants is expected to be less than $50,000. To date the Company has spent less than $5,000 to evaluate and address the Year 2000 Issue.

Risks Associated with the Company's Year 2000 Issues

The Company believes that by modifying its MRP system as described above, its information systems will be prepared to operate normally subsequent to December 31, 1999. However, if the modifications currently underway are not completed on a timely basis or are not correctly implemented, the Year 2000 could impact the ability of the Company to manufacture product, procure and manage materials, and administer other functions and processes necessary to operate the business effectively, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations.

The Company utilizes a number of suppliers both large and small to provide raw materials and components for its products. The failure of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers or otherwise impair the sourcing of raw materials, components or services to the Company, any of which could have a material effect on the Company's business, financial condition and results of operations. Likewise, the failure of the Company's customers to become Year 2000 compliant, could cause a disruption or termination of their operations which could result in a reduction or the elimination of orders to purchase goods and services from the Company. Either of the foregoing occurrences could have a material effect on the Company's business, financial condition and results of operations.

Contingency Plan

The Company does not currently have a contingency plan if Year 2000 issues are not resolved or go undetected.

                          PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of the Shareholders of Unique Mobility, Inc. was held on August 19, 1997. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

  Proposal 1:Election of Directors

                                                          Withhold
                                           For           Authority

             Ray A. Geddes             12,012,976         410,484
             Lee A. Iacocca            12,383,289          40,171
             Frank Hodsoll             11,908,801         514,659
             William G. Rankin         12,383,176          40,284
             H. J. Young               11,963,858         459,602
             J. B. Richey              12,323,789          99,671
             Michael G. Franklin       12,383,176          40,284

  Proposal 2:Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Independent Auditors of the Company.

                        For               Against         Abstain

                      12,268,942          115,846          38,672

  Proposal   3:Proposal  to  amend  the  Stock  Option  Plan  for   Non-Employee
             Directors to increase the number of shares available for grant from 250,000 to 500,000.

                        For               Against         Abstain

                      10,891,970        1,404,783         126,707

  Total votable shares:   15,914,852

  Total shares represented in person and by proxy:  12,423,460

  Percentage of votable shares voted:  78.06%

  Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

27    Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Unique Mobility, Inc.
                                         Registrant

  Date: November 16, 1998                By: /s/Donald A. French
                                             Donald A. French
                                             Treasurer
                                             (Principal Financial and
                                             Accounting Officer)