Form 10-Q
period 1998-12-31
UNIQUE MOBILITY INC
filed 1999-02-16
CIK 315449

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

               For the quarterly period ended December 31, 1998

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at February 8, 1999, was 16,195,622.

                       PART I - FINANCIAL INFORMATION

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets



                                                December 31,  March 31,
Assets                                             1998         1998
                                                (unaudited)
Current assets:
   Cash and cash equivalents                   $   831,246     7,005,533
   Accounts receivable (note 11)                 2,163,773     1,105,466
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                      229,882       454,738
   Inventories (note 4)                          2,305,448       253,917
   Prepaid expenses                                165,720       158,764
   Other                                            36,530        18,361

           Total current assets                  5,732,599     8,996,779

Property and equipment, at cost (note 7):
   Land                                            444,480       444,480
   Building                                      2,675,239     1,511,635
   Molds                                           102,113       102,113
   Transportation equipment                        218,335       209,920
   Machinery and equipment                       8,755,516     5,605,326
                                                12,195,683     7,873,474
   Less accumulated depreciation                (3,209,500)   (2,186,805)

           Net property and equipment            8,986,183     5,686,669

Investment in Taiwan joint venture (note 5)      1,752,370     2,044,393

Investment in EV Global                          1,000,000     1,000,000

Patent and trademark costs, net of
  accumulated amortization of $78,685
  and $63,542                                      641,139       575,985

Goodwill, net of accumulated amortization
  of $241,533 and $16,215                        6,381,283     1,280,872

Other assets                                        25,402           853

                                              $ 24,518,976    19,585,551

                                                             (Continued)

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued



                                                December 31,     March 31,
Liabilities and Stockholders' Equity               1998             1998
                                                (unaudited)
Current liabilities:
   Accounts payable                           $  1,524,716        389,791
   Other current liabilities (note 6)              845,541        876,357
   Current portion of long-term
     debt (note 7)                                 747,051        163,554
   Revolving line-of-credit (note 7)               393,000          -
   Current income taxes payable                    152,207          -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                            123,931            450

          Total current liabilities              3,786,446      1,430,152

Long-term debt, less current portion
  (note 7)                                       3,276,021      1,029,924

          Total liabilities                      7,062,467      2,460,076

Minority interest in consolidated
  subsidiary                                       397,944       394,343

Stockholders' equity (note 8):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 16,163,342 and
     15,394,621 shares issued                      161,633       153,946
   Additional paid-in capital                   43,212,078    38,852,446
   Accumulated deficit                         (25,134,448)  (21,798,724)
   Notes receivable from officers (note 9)        (777,100)      (56,056)
   Accumulated comprehensive loss (note 14)       (403,598)     (420,480)

          Total stockholders' equity            17,058,565    16,731,132

Commitments (notes 7 and 10)



                                               $ 24,518,976    19,585,551


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)



                                     Quarter Ended        Nine Months Ended
                                      December 31,            December 31,
                                      1998        1997     1998         1997
Revenue (note 11):
   Contract services             $   384,301    630,348  1,129,629   2,333,718
   Product sales                   3,982,503    148,173  9,477,750     494,594
                                   4,366,804    778,521 10,607,379   2,828,312

Operating costs and expenses:
   Costs of contract services        315,631    619,608  1,013,701   2,197,878
   Costs of product sales          3,677,497     99,888  8,828,014     356,625
   Research and development          138,937    220,505    589,659     486,643
   General and administrative        847,613    427,259  2,579,749   1,121,244
   Depreciation and amortization     162,506     54,523    428,133     157,248
                                   5,142,184  1,421,783 13,439,256   4,319,638

           Operating loss           (775,380)  (643,262)(2,831,877) (1,491,326)

Other income (expense):
   Interest income                    12,095     50,518     92,680     148,487
   Interest expense                  (83,735)   (17,071)  (238,985)    (58,885)
   Equity in loss of Taiwan joint
     venture (note 5)               (108,616)   (50,863)  (308,905)    (82,296)
   Minority interest share of
     earnings of consolidated
     subsidiary                      (18,118)   (19,862)   (54,112)    (52,980)
   Other                               3,086          7      5,475       2,019
                                    (195,288)   (37,271)  (503,847)    (43,655)

           Net loss             $   (970,668)  (680,533)(3,335,724) (1,534,981)

           Net loss per common share
             basic and diluted        $ (.06)     (.05)      (.21)       (.11)

Weighted average number of shares
  of common stock outstanding
  (note 12)                        15,979,473  13,829,939 15,883,242 13,667,499


See accompanying notes to consolidated financial statements.

                 UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)



                                                 Nine Months Ended December 31,
                                                          1998        1997

Cash flows used by operating activities:
   Net loss                                           $(3,335,724) (1,534,981)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                   1,296,513     276,068
        Minority interest share of earnings of
          consolidated subsidiary                          54,112      52,980
        Noncash compensation expense for common stock
          issued and options granted for services          83,215      38,020
        Equity in loss of Taiwan joint venture            308,905      82,296
        Loss (gain) on sale of property and equipment      (2,900)     23,100
        Change in operating assets and liabilities:
           Accounts receivable and costs and estimated
             earnings in excess of billings on
             uncompleted contracts                        613,564    (518,538)
           Inventories                                   (961,992)     15,512
           Prepaid expenses and other assets               32,697    (230,117)
           Accounts payable and other current liabilities(167,373)    172,179
           Billings in excess of costs and estimated
             earnings on uncompleted contracts            123,481    (655,217)

              Net cash used by operating activities    (1,955,502) (2,278,698)

Cash used by investing activities:
   Cash paid for acquisition of subsidiary, net        (3,848,640)       -
   Acquisition of property and equipment               (3,056,117)   (480,758)
   Proceeds from sale of assets                             2,900        -
   Increase in patent and trademark costs                 (80,297)   (125,607)
   Investment in Taiwan joint venture                         -    (1,345,285)

              Net cash used by investing activities   $(6,982,154) (1,951,650)





(Continued)

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                  (unaudited)

                                                 Nine Months Ended December 31,
                                                          1998         1997
Cash provided by financing activities:
   Proceeds from borrowings                           $ 6,444,399      -
   Repayment of debt                                   (4,946,263)    (33,276)
   Proceeds from sales of common stock, net               956,329      -
   Repayment of notes receivable from officers             10,744       7,407
   Issuance of common stock upon exercise of
     employee and non-employee options                    149,866     788,868
   Issuance of common stock under employee stock
     purchase plan                                          5,430      23,877
   Issuance of common stock upon exercise of warrants     193,375   1,255,125
   Distributions paid to holders of minority interest     (50,511)    (50,510)

             Net cash provided by financing
               activities                               2,763,369   1,991,491

Decrease in cash and cash equivalents                  (6,174,287) (2,238,857)

Cash and cash equivalents at beginning of period        7,005,533   5,713,557

Cash and cash equivalents at end of period            $   831,246   3,474,700

Interest paid in cash during the period               $   222,258      92,097

Non-cash investing and financing transactions:

Cumulative translation adjustments of $16,882 and ($95,647) were recorded for the nine months ended December 31, 1998 and 1997, respectively (see note 14).

In April 1998, the Company purchased all of the outstanding stock of Franklin Manufacturing Company for $4,000,000 cash and 286,282 shares of the Company's common stock with a value of $2,247,316.

In June 1997, the Company entered into a stock purchase agreement with EV Global Motors Company (EVG) whereby the Company exchanged 200,000 shares of its common stock for 400,000 shares of EVG with a value of $1,000,000.

In June, July and August, 1997, warrant holders exercised warrants to acquire 790,000 shares of common stock on a cashless exchange basis resulting in the issuance of 556,276 shares of common stock based upon a fair market value of the common stock on the dates of exchange of $6.50, $6.75, $7.13 and $7.25 per share. See also note 8 to the Consolidated Financial Statements.

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the nine months ended December 31, 1998, the Company issued 15,870 shares of common stock for options exercised for an aggregate exercise price of $15,870, for which the Company received 2,308 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

In accordance with the provisions of the Company's stock option plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the nine months ended December 31, 1998, the Company issued 250,362 shares of common stock for an aggregate exercise price of $731,788 for which the Company received promissory notes for the same amount. There were no notes receivable exchanged for the nine months ended December 31, 1997.

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

 (3) The estimated period to complete contracts in process ranged from one to six months at December 31, 1998, and from one to thirteen months at December 31, 1997. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within eight months. Contracts in process consist of the following:

                                       December 31, 1998   March 31, 1998
                                          (unaudited)

      Costs incurred on uncompleted
        contracts                          $ 1,535,195        1,724,552
      Estimated earnings                       584,581          515,782
                                             2,119,776        2,240,334

      Less billings to date                 (2,013,825)      (1,786,046)

                                           $   105,951          454,288
      Included in the accompanying
        balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts         $   229,882          454,738
           Billings in excess of costs
             and estimated earnings on
             uncompleted contracts            (123,931)            (450)

                                           $   105,951          454,288

 (4)  Inventories consist of:
                                         December 31, 1998   March 31, 1998
                                            (unaudited)

      Raw materials                        $ 1,898,584          76,377

      Work in process                          392,987         159,825

      Finished products                         13,877          17,715

                                           $ 2,305,448         253,917

 (5)  Investment in Taiwan Joint Venture

      On January 29, 1994, the Company, Kwang Yang Motor Co. Ltd. ("KYMCO"), and Turn Luckily Technology Co. Ltd. ("TLT"), entered into a joint venture agreement (the "Joint Venture Agreement") providing for the formation, funding, and operation of Taiwan UQM Electric Ltd., a company organized under the laws of the Republic of China ("Taiwan UQM"). Taiwan UQM was incorporated in April 1995.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



    The Company owns a 38 1/4% interest in Taiwan UQM and its investment is accounted for under the equity method.

    Summarized   unaudited   financial   information  for  Taiwan  UQM  is  as
    follows:


                                              September 30,    December 31,
        Financial Position                        1998              1997

        Current assets                         $   135,109        341,178
        Noncurrent assets-land, property
          and equipment                          7,036,563      6,474,301

               Total assets                      7,171,672      6,815,479

        Current liabilities                      2,571,105      1,470,684
        Noncurrent liabilities                      19,207         -
        Stockholders' equity                     4,581,360      5,344,795

               Total liabilities and equity      7,171,672      6,815,479


                                  Quarter Ended        Nine Months Ended
                        September 30, September 30,  September 30, September 30,
      Results of Operations        1998        1997           1998      1997

       Revenue                $  35,072        9,254         54,551    74,663
       Expenses                (319,036)    (140,725)      (862,146) (286,729)

       Net loss               $(283,964)    (131,471)      (807,595) (212,066)

 (6)    Other current liabilities consist of:

                                                 December 31,       March 31,
                                                     1998              1998
                                                 (unaudited)

       Accrued interest                           $  19,154            5,692
       Accrued loss reserves                          2,633           22,678
       Accrued legal and accounting fees             59,563           55,376
       Accrued payroll, consulting, personal
         property taxes and real estate taxes       251,007          158,604
       Accrued material purchases                    55,417           82,357
       Accrued machinery and equipment purchases    368,052          402,834
       Unearned revenue                                -              65,037
       Other                                         89,715           83,779

                                                  $ 845,541          876,357

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



 (7)  Long-term debt consists of:
                                                      December 31,   March 31,
                                                          1998         1998
                                                       (unaudited)

      Note payable to bank, payable in monthly
        installments with interest at 8.65%; matures
        July 2003; secured by land and building         $  911,211        -
      Note payable to bank, payable in monthly
        installments with interest at 9.1%; matures
        October 2007; secured by land and building         689,684     726,202
      Note payable to bank, payable in monthly
        installments with interest at 10.05%;
        matures November 2001; secured by equipment           -        467,276
      Note payable to bank, payable in monthly
        installments with interest at 8.50%; matures
        October 2001; secured by equipment                 425,434        -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        April 2005; secured by equipment                   387,715        -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        May 2005; secured by equipment                     127,349        -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        October 2005; secured by equipment                 211,466        -
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        December 2005; secured by equipment                363,838        -
      Note payable to bank, payable in monthly
        installments with interest at 8.125%; matures
        July 2001; secured by accounts receivable,
        inventory and equipment                            807,292        -
      Note payable to commercial lender, payable in
        monthly installments with interest at 6.38%;
        matures October 1999                                80,421        -
      Capital lease obligation                              18,662        -
                Total long-term debt                     4,023,072   1,193,478
      Less current portion                                 747,051     163,554

                Long-term debt, less current portion   $ 3,276,021   1,029,924

      The Company's has two lines-of-credit of $.75 million and $2.5 million expiring in June 1999 and August 1999, respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. The weighted average rate of interest on these lines as of December 31, 1998 was prime .5% or 8.0%.

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



(8)   Common Stock Options and Warrants

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

      The following table summarizes activity under the plans:

                                             Shares Under  Weighted-Average
                                                Option       Exercise Price

      Outstanding at October 31, 1995         1,852,232         $ 5.12
      Granted                                   590,000           4.15
      Exercised                                (100,542)          1.53
      Forfeited                                (315,978)          5.63

      Outstanding at October 31, 1996         2,025,712           4.94
      Granted                                   500,000           3.31
      Exercised                                 (40,105)          1.57
      Expired                                   (30,000)          5.00
      Forfeited                                  (4,151)          3.31

      Outstanding at March 31,1997            2,451,456           4.66
      Granted                                   601,000           7.88
      Exercised                                (210,332)          4.75
      Forfeited                                 (13,772)          4.80

      Outstanding at March 31, 1998           2,828,352           5.34
      Granted                                   150,000           7.94
      Exercised                                (313,302)          2.89
      Forfeited                                (103,003)          7.82

      Outstanding at December 31, 1998        2,562,047         $ 5.70

      Exercisable at December 31, 1998        1,651,480         $ 5.28

(9)   Notes Receivable From Officers

      In accordance with the provisions of the Company's Stock Option Plans, the Company may accept promissory notes from officers of the Company in satisfaction of the exercise price of options exercised by officers. Promissory notes from officers for a term not to exceed five years, require at least quarterly

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



      payments of principal and interest and contain a market rate of interest based on similar loans available from a lending institution. Loans from officers consists of the following:

                                    December 31, 1998  March 31, 1998
                                        (unaudited)

     Note receivable in bi-monthly
       installments with interest at
       8.5%; matures March 2002           $  22,210        26,475
     Note receivable in quarterly
       installments with interest at
       8.5%; matures April 2002              24,577        29,581
     Note receivable in quarterly
       installments with interest at
       8.5%; matures July 2003               10,553          -
     Notes receivable in bi-monthly
       installments with interest at
       8.5%; matures July 2003                1,171          -
     Notes receivable in quarterly
       installments with interest at
       8.5%; matures July 2003               26,382          -
     Notes receivable in quarterly
       installments with interest at
       8.5%; matures October 2004             7,095          -
     Note receivable in quarterly
       installments with interest at
       8.5%; matures October 2004            22,500          -
     Note receivable in quarterly
       installments with interest at
       7.75%; matures October 2004           38,500          -
     Note receivable in quarterly
       installments with interest at
       7.25%; matures October 2004          624,112          -

     Total Notes Receivable from officers $ 777,100        56,056

The following table presents summarized information about stock options outstanding at December 31, 1998:

                                Options Outstanding    Options Exercisable
                                    Weighted      Weighted             Weighted
                        Number       Average      Average     Number    Average
        Range of     Outstanding    Remaining     Exercise Exercisable Exercise
    Exercise Prices  at 12/31/98 Contractual Life   Price  at 12/31/98   Price

      $0.75 - 1.00       23,959       2.2 years     $0.75      23,959    $0.75
      $2.25 - 3.31      550,399       7.3 years     $3.07     266,133    $2.82
      $3.50 - 5.00      648,706       5.9 years     $4.09     643,706    $4.09
      $5.38 - 8.31    1,338,983       7.2 years     $7.64     717,682    $7.40
      $0.75 - 8.31    2,562,047       6.9 years     $5.70   1,651,480    $5.28

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

The following table presents summarized activity under the plan:

                                                                Weighted
                                            Shares Under         Average
                                               Option        Exercise Price

      Outstanding at October 31, 1995          109,333          $ 5.48
      Granted                                   32,000            4.38
      Outstanding at October 31, 1996, and
         March 31, 1997                        141,333            5.23
      Granted                                   64,000            7.13
      Exercised                                (16,000)           5.38

      Outstanding at March 31, 1998            189,333            5.86
      Granted                                   18,392            5.06

      Outstanding at December 31, 1998         207,725          $ 5.79

      Exercisable at December 31, 1998         136,000          $ 5.58

The  following  table  presents  summarized   information  about  stock  options
outstanding for non-employee directors:

                               Options Outstanding         Options Exercisable
                                       Weighted      Weighted           Weighted
                        Number         Average       Average   Number    Average
         Range of     Outstanding      Remaining    ExerciseExercisable Exercise
     Exercise Prices  at 12/31/98  Contractual Life   Price at 12/31/98   Price

      $4.38 - 6.00       93,333        6.7 years      $4.85    82,667     $4.92
      $6.25 - 7.13      114,392        7.8 years      $6.55    53,333     $6.60
                        207,725        7.4 years      $5.79   136,000     $5.58

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the fair value method of accounting or to measure compensation costs using the intrinsic value method prescribed by APB25. The Company accounts for stock options granted to employees of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan and directors under the Stock Option Plan for Non-Employee Directors are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)

                      Quarter Ended December 31,Nine Months Ended December 31,
                             1998        1997         1998               1997

 Net loss - as
   reported               $(970,668)  (680,533)    (3,335,724)      (1,534,981)
 Compensation expense -
   current period
   option grants            228,670        -          243,622          (40,000)
 Compensation expense -
   prior period option
   grants                  (343,925)  (199,417)      (165,177)        (453,641)

 Net loss - pro forma   $(1,085,923)  (879,950)    (3,257,279)      (2,028,622)
 Net loss per common
   share - as reported      $ (.06)      (.05)          (.21)           (.11)
 Net loss per common
   share - pro forma        $ (.07)      (.06)          (.21)           (.15)

      The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                     Quarter Ended December 31,Nine Months Ended December 31,
                              1998      1997         1998        1997

      Expected volatility        -       -           48.5%        48.9%
      Expected dividend yield    -       -            0.0%        0.0%
      Risk free interest rate    -       -            5.8%        6.2%
      Expected life of option
        granted                  -       -         6 years      6 years
      Fair value of options
        granted as computed
        under the Black Scholes
        option pricing model     -        -        $4.26 per   $3.70 per
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
                                               Pro Forma
                                              Compensation
                                                Expense

                              2000            $1,375,700
                              2001            $1,011,617
                              2002            $   53,292
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

                       UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



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

      The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants are exercisable at a price of $6.00 per share and expire in January, 1999. The warrants contain transfer restrictions and provisions for the adjustment of the exercise price and the number and type of securities issuable upon exercise based on the occurrence of certain events. On March 19, 1998, warrants to acquire 80,000 shares of the Company's common stock were exercised resulting in cash proceeds to the Company of $480,000. Warrants to acquire 220,000 shares of the Company's common stock remained outstanding at December 31, 1998 and subsequently expired unexercised in January, 1999.

      In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February 1996, 38,100 shares of the Company's common stock at $5.00 per share in May 1996 and 50,000 shares at $4.25 per share in September 1996. The exercise price of the warrants was set at the market price of the common stock on the date of each respective grant. The warrants expire three years from the date of issuance. During October 1997, warrants to acquire 5,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $21,250. During June 1998, warrants to acquire 38,100 shares of the Company's common stock in cash at $5.00 per share were exercised resulting in proceeds to the Company of $190,500. Warrants to acquire 50,000 shares at $4.75 per share and 45,000 shares at $4.25 per share remain outstanding as of December 31, 1998.

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

      In December 1997, warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share were exercised, resulting in cash proceeds to the Company of $210,000. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of December 31, 1998.

     The Company completed a private placement in 1998 of 750,000 units consisting of one common share and a warrant to acquire one common share at an exercise price of $8.00 per share. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



      at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants remain outstanding as of December 31, 1998.

(10) The Company has entered into employment agreements with three of its officers which expire December 31, 1999 and with one officer which expires March 31, 2001. The aggregate annual future compensation under these agreements through the expiration date is $775,345.

(11) The Company has historically derived significant revenue from a few key customers. The customers from which this revenue has been derived and the percentage of total revenue is summarized as follows:

                                          Quarter Ended       Nine Months Ended
                                           December 31,          December 31,
                                         1998       1997       1998      1997

      Customer:
        Deere & Company            $    26,488   113,116      29,488    320,310
        Kia Motors Corporation            -      194,985         -      707,771
        Houston Metropolitan
          Transit Authority            122,259    73,027     338,520    319,905
        Siemens Electromechanical
          Components                   895,742       -     2,058,003       -

                                   $ 1,044,489   381,128   2,426,011  1,347,986

      Percentage of total revenue          24%       49%         23%         48%

      These customers, in total, also represented 18% and 68% of total accounts receivable at December 31, 1998 and 1997, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $259,079 and $108,560 for the quarter ended December 31, 1998 and 1997, respectively, and $592,042 and $522,501 for the nine months ended December 31, 1998 and 1997, respectively.

(12) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and nine months ended December 31, 1998 and 1997. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

(13)  Segments

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

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)


      During  the  quarter  and  nine  months   ended   December   31,   1998,
      intersegment sales or transfers were immaterial.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

      The  following  table   summarizes   significant   financial   statement
      information for each of the reportable segments for the quarter ended December 31, 1998:

                                              Mechanical  Electronic
                                 Technology    Products    Products     Total

      Revenue                   $   415,719   1,219,307    2,731,778  4,366,804
      Interest income                10,568       1,527         -        12,095
      Interest expense              (17,733)    (44,339)     (21,663)   (83,735)
      Depreciation and
        amortization                (98,599)   (218,875)     (86,581)  (404,055)
      Goodwill amortization            -        (15,579)     (68,866)   (84,445)
      Equity in loss of
        Taiwan joint venture       (108,616)        -           -      (108,616)
      Segment earnings (loss)      (708,140)   (268,027)       5,499   (970,668)
      Segment assets              7,130,502   7,899,374    9,489,100 24,518,976
      Expenditures for
        segment assets          $   (67,305)   (281,932)    (266,926)  (616,163)

      The  following  table   summarizes   significant   financial   statement
      information for each of the reportable segments for the nine months ended December 31, 1998:

                                              Mechanical   Electronic
                                 Technology    Products     Products    Total

      Revenue                   $ 1,555,404    2,422,553   6,629,422 10,607,379
      Interest income                69,775       22,905        -        92,680
      Interest expense              (50,682)    (114,109)    (74,194)  (238,985)
      Depreciation and
        amortization               (298,632)    (576,286)   (196,277)(1,071,195)
      Goodwill amortization            -         (46,102)   (179,216)  (225,318)
      Equity in loss of
        Taiwan joint venture       (308,905)        -            -     (308,905)
      Segment loss               (2,194,000)    (936,757)   (204,967)(3,335,724)
      Segment assets              7,130,502    7,899,374   9,489,100 24,518,976
      Expenditures for
        segment assets          $  (424,163)  (2,307,323)   (404,928)(3,136,414)

(14)  Reporting Comprehensive Income (Loss)

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

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                  (unaudited)



      The following table summarizes the Company's comprehensive loss for the quarter and nine months ended December 31, 1998 and 1997:

                      Quarter Ended December 31,  Nine Months Ended December 31,
                             1998       1997         1998              1997

      Net loss           $ (970,668)  (680,533)   (3,335,724)      (1,534,981)
      Translation gain
        (loss)              116,402      2,343        16,882          (95,647)
      Income tax effect        -          -             -                -

      Comprehensive loss $ (854,266)  (678,190)   (3,318,842)      (1,630,628)

(15)  Acquisition of Aerocom and Franklin

     On January 16, 1998, the Company acquired all of the outstanding common stock of Aerocom Industries, Inc. (Aerocom) and on April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for cash and shares of the Company's common stock.

     The acquisitions have been accounted for using the purchase method of accounting. The unaudited pro forma revenue, net loss and loss per common share for the nine months ended December 31, 1998 and 1997 respectively, assuming the acquisitions occurred on April 1, 1997 is as follows:

                                       Nine Months          Nine Months
                                    December 31, 1998    December 31, 1997

      Revenue                         $ 11,567,092          $ 13,100,746
      Net loss                          (3,301,493)           (2,896,962)
      Basic and diluted loss
        per common share              $     (.21)           $     (.21)

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


Financial Condition

The Company's financial condition remained strong throughout the quarter ended December 31, 1998, despite a net loss of $970,668. Cash used by operations, before changes in operating assets and liabilities was $291,219 and $1,595,879 for the quarter and nine months ended December 31, 1998, respectively. Working capital (the excess of current assets over current liabilities) declined to $1,946,154 at December 31, 1998 from $7,566,627 at March 31, 1998.

Accounts receivable rose $1,058,307 to $2,163,773 at December 31, 1998 from $1,105,466 at March 31, 1998. The increase is primarily attributable to the consolidation of the trade accounts receivable of the Company's new manufacturing subsidiary, Franklin Manufacturing Company ("Franklin"), which accounted for substantially all of the increase.

Costs and estimated earnings on uncompleted contracts decreased $224,856 to $229,882 at December 31, 1998 from the fiscal 1998 year end level of $454,738. The decrease was due to increased billings on customer sponsored programs during the period based on milestone billing arrangements.
Estimated earnings on contracts in process rose to $584,581 at December 31, 1998 on costs incurred on contracts in process of $1,535,195 compared to estimated earnings on contracts in process of $515,782 on costs incurred on contracts in process of $1,724,552 at March 31, 1998. The increase reflects improved margins on contracts in process and is attributable to greater labor content in contracts in process and a reduction in anticipated cost overruns.

Raw materials, and work in process inventories increased by $1,822,207 and $233,162, respectively, to $1,898,584 and $392,987, respectively, at December 31, 1998. Raw materials inventory rose primarily as a result of the consolidation of raw material inventories of Franklin. Work in process inventories rose due to production of SR286 motors and associated controls pursuant to existing customer orders.

In April, 1998 the Company acquired all of the outstanding common stock of Franklin Manufacturing Company for $6,247,316 plus the assumption then existing debt of $3,148,146. The purchase price consisted of a cash payment of $4,000,000 and the issuance of 286,282 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to increase the recorded value of the tangible and identified intangible assets acquired to their fair market value, with any excess then recorded as goodwill. The excess of the purchase price over the net assets acquired of Franklin resulted in an increase in the recorded value of property and equipment in the amount of $950,400 with the excess of $5,376,468 being recorded as goodwill.

The Company invested $597,866 and $3,056,117 for the acquisition of property and equipment during the quarter and nine months ended December 31, 1998 compared to $283,294 and $480,758 for the quarter and nine months ended December 31, 1997. The increase in capital expenditures during the quarter ended December 31, 1998 is attributable to the purchase of manufacturing equipment of $49,008 by the technology segment, $281,932 by the mechanical products segment and $266,926 by the electronic products segment. The increase in capital expenditures for the nine months ended December 31, 1998 is attributable to the purchase of manufacturing equipment and construction of a manufacturing facility amounting to $2,307,323 and purchases of equipment of $343,866 and $404,928 by the technology and electronic products segments, respectively.

Investment in Taiwan joint venture declined to $1,752,370 at December 31, 1998 from $2,044,393 at the beginning of the fiscal year. The decrease is attributable to the Company's proportionate share of operating losses which amounted to $308,905 and foreign currency translation adjustments which amounted to $16,882.

Goodwill, net of accumulated amortization, rose to $6,381,283 at December 31, 1998 from $1,280,872 at March 31, 1998 due to the acquisition of Franklin during the first quarter.

Accounts payable rose to $1,524,716 at December 31, 1998 from $389,791 at March 31, 1998. The increase is primarily attributable to the consolidation of the trade accounts payable of Franklin which accounted for $908,150 of the increase and higher levels of accounts payable at Aerocom resulting from higher levels of product shipments which accounted for $274,776 of the increase.

Other current liabilities decreased to $845,541 at December 31, 1998 from $876,357 at March 31, 1998. The decrease is primarily attributable to the consolidation of the other current liabilities of Franklin less payments on equipment purchase contracts by the mechanical products segment.

Revolving line-of-credit rose to $393,000 at December 31, 1998 due to the consolidation of the revolving line-of-credit of Franklin.

Current portion of long-term debt rose $583,497 to $747,051 at December 31, 1998. The increase is due to current principal maturities on manufacturing equipment loans by the mechanical products segment and the consolidation of the current principal maturities of the debt of Franklin.

Long-term debt rose to $3,276,021 at December 31, 1998 due to term equipment borrowings and mortgage financing by the mechanical products segment of $1,653,330 and $922,500, respectively, and the consolidation of Franklin's long-term debt which amounted to $494,792.

Common stock and additional paid-in capital increased to $161,633 and $43,212,078 at December 31, 1998, respectively, compared to $153,946 and $38,852,446 at March 31, 1998. The increases were due to the sale of common stock to investors in the amount of $956,329; proceeds received upon the exercise of warrants of $193,375; sales of common stock to employees and consultants through the Company's benefit plans and the exercise of options of $155,296; the issuance of common stock for the acquisition of Franklin of $2,247,316.


Results of Operations

Operations for the quarter ended December 31, 1998, resulted in a net loss of $970,668 or $.06 per share compared to a net loss of $680,533 or $0.05 per share for the quarter ended December 31, 1997. Operations for the nine months ended December 31, 1998 resulted in a net loss of $3,335,724 or $0.21 per share compared to a net loss of $1,534,981 or $0.11 per share for the nine months ended December 31, 1997.

Product sales revenue for the quarter ended December 31, 1998 rose nearly twenty seven-fold to $3,982,503 compared to $148,173 for the comparable quarter last year and was 35 percent higher than second quarter product sales of $2,941,800. For the nine months ended December 31, 1998 product sales revenue rose over nineteen-fold to $9,477,750 compared to $494,594 for the comparable period last year. The increase in product sales versus the prior year comparable amount is primarily due to the acquisition of Franklin which generated product sales of $2,731,778 and $6,629,422 for the quarter and nine months ended December 31, 1998, respectively, and revenue growth in the mechanical products segment which generated product sales of $1,219,307 and $2,422,553, respectively. Contract services revenue declined $246,047 or 39 percent to $384,301 during the third quarter and $1,204,089 or 52 percent to $1,129,629 for the nine months ended December 31, 1998. The decrease in contract services revenue is attributable to a shift in focus to deploying technical resources on product development activities rather than customer sponsored research programs.

Gross profit margins for the quarter and nine months ended December 31, 1998 were 8.6 percent and 7.2 percent, respectively, compared to a gross profit margin of 7.6 percent for the comparable quarter last year and a gross profit margin of 9.7 percent for the comparable nine month period last year. Gross profit margins on contract services for the quarter and nine months ended December 31, 1998 were 17.9 percent and 10.3 percent, respectively, compared to gross profit margins of 1.7 percent and 5.8 percent for the comparable periods last year. The increase in gross profit margins on contract services during the third quarter is attributable to reduced levels of cost overruns on development programs. Gross profit on product sales for the quarter and nine months ended December 31, 1998 were 7.7 percent and 6.9, respectively, compared to 32.6 percent and 27.9 percent for the comparable periods last year. The decline in gross profit margins is generally attributable to a change in the product mix from exclusively high margin prototype products to higher volume production products. Current quarter and year to date margins have been adversely impacted by the allocation of depreciation charges to cost of sales based on the step-up in value of all production assets of Franklin and Aerocom to market value upon their acquisition by the company. Depreciation expense charged to cost of product sales amounted to $289,416 and $745,588 for the quarter and nine months ended December 31, 1998, respectively.

Research and development expenditures during the quarter and nine months ended December 31, 1998 declined to $138,937 and rose to $589,659, respectively. The decrease for the quarter is generally attributable to decreased levels of product development and launch expenditures on wheelchair motors which entered production during the quarter. The increase for the nine months ended December 31, 1998 is generally attributable to increased levels of cost-share type development programs and product development and launch expenditures on wheelchair motors.

General and administrative expense for the third quarter rose to $847,613 compared to $427,259 for the comparable quarter last year. The increase is attributable to the consolidation of the general and administrative expenses of Aerocom and Franklin which amounted to $373,533 during the quarter and higher levels of business development and legal expenses. General and administrative expenses for the nine months ended December 31, 1998 rose to $2,579,749 compared to $1,121,244 for the comparable period last year. The increase is attributable to the consolidation of the general and administrative expenses of Franklin and Aerocom, higher levels of business development, legal, accounting and acquisition costs.

Depreciation and amortization expense rose to $162,506 and $428,133 for the quarter and nine months ended December 31, 1998, respectively, due primarily to amortization of goodwill arising from the acquisition of Franklin and Aerocom.

Interest income declined to $12,095 and $92,680 for the quarter and nine months ended December 31, 1998, respectively, compared to $50,518 and $148,487 for the comparable periods last year. The decrease is attributable to lower levels of invested cash during the current fiscal year.

Interest expense rose to $83,735 and $238,985 for the quarter and nine months ended December 31, 1998, respectively, due to the consolidation of interest expense of Franklin and Aerocom and increased levels of borrowing on revolving credit facilities and term equipment lines during each respective period.

Equity in loss of Taiwan joint venture rose to $108,616 and $308,905 for the quarter and nine months ended December 31, 1998, respectively, compared to $50,863 and $82,296, respectively, for the comparable periods last year. The increases are due to expanded staffing and operations at Taiwan UQM coincident with the launch of manufacturing operations.


Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and nine months ended December 31, 1998 were adequate to meet operating needs. Net cash used by operating activities was $502,875 and $1,955,502 for the quarter and nine months ended December 31, 1998. Cash requirements throughout the period were funded primarily through the sale of common stock to investors, cash received upon the exercise of outstanding common stock warrants and options and borrowings on the Company's bank facilities.

During the first half, the Company completed the construction of a 25,000 square foot manufacturing plant in Frederick, Colorado. The plant is situated on 2 acres of land and the Company holds an option to acquire an adjacent 2 acre parcel to accommodate future expansion of the facility. Construction cost of the plant, including land acquisition costs, was $1.34 million. Construction financing was provided from existing cash balances. The Company secured mortgage financing on the facility during the second quarter in the amount of $.9 million. Coincident with this expansion, the Company expended $1.7 million during the nine months ended December 31, 1998 for manufacturing equipment, the majority of which was funded through borrowings on the Company's term equipment loan facility.

During the first quarter, the Company acquired Franklin Manufacturing Company, a privately held St. Charles, Missouri manufacturer and distributor of electronic assemblies and components. The Company completed the acquisition of the outstanding common stock of Franklin for $4 million in cash, the assumption of approximately $3.1 million in liabilities and debt and the issuance of 286,282 shares of the Company's common stock. During the second quarter, the Franklin completed a loan facility with a commercial bank to accommodate future Franklin growth. The loan facility consists of a revolving line-of-credit of $2.5 million, a term loan of $.78 million and a term equipment facility for future purchases of manufacturing equipment in the amount of $1.25 million. For the nine months ended December 31, 1998 Franklin expended $404,928 for the purchase of manufacturing equipment which was funded through a combination of cash and borrowings on the company's revolving line-of-credit.

The Company met capital calls from Taiwan UQM of $1.4 million in both fiscal 1996 and 1997. Taiwan UQM reported a net loss of approximately $.6 million in fiscal 1998 and $.8 million during the nine months ended December 31, 1998. Further losses or capital investment by Taiwan UQM could result in additional capital calls by Taiwan UQM which the Company would be required to fund or suffer a dilution of its ownership interest.

During the fourth quarter, the Company expects to invest substantially greater amounts of capital to fund the working capital requirements associated with the volume manufacture and supply of motors to Invacare Corporation under a renewable two year supply agreement. These requirements consist primarily of the funds necessary to fund inventories and accounts receivable. The Company expects to fund this working capital requirement through a combination of existing cash resources and short-term bank lines-of-credit. To date the Company has funded such working capital requirements from existing cash balances, however, the Company has a revolving line-of-credit facility with a commercial bank in the amount of $.75 million available to fund its increased working capital requirements.

During the third quarter the cash usage from operations before changes in working capital items (net loss plus non-cash items) decreased to $291,219 from $860,833 during the second quarter. The Company hopes to further decrease its cash usage from operations to zero during the fourth quarter and achieve positive cash flow from operations during the first quarter which ends June 30, 1999. Accordingly, the Company believes it has cash resources and borrowing capacity sufficient to fund its operations for a period of at least one year, however, the impact of an unexpected and extended economic event in one of the key markets served by the Company or by a significant customer of the Company, could cause the Company to experience liquidity problems.

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

State of Readiness

The Company has conducted numerous internal discussions over the last eighteen months amongst its management and technical staff to informally assess the extent of the Year 2000 Issue on the Company's operations. In September, 1998 the Company adopted a formal project to evaluate all of the Company's systems for Year 2000 compliance. The project is being monitored and supervised by the Company's Chief Operating Officer. The evaluation of all hardware and software systems was completed in December 1998. The Company believes that its critical hardware and software systems are Year 2000 compliant with the exception of the Company's voice mail system which will be replaced prior to December 31, 1999.

As part of the Company's Year 2000 compliance evaluation, the Company began contacting key suppliers and customers during the fourth calendar quarter of 1998 to determine the extent to which the Company is vulnerable to third parties failures to remediate their Year 2000 compliance issues. The Company expects to have contacted all key suppliers and customers by March 31, 1999. However, we cannot guarantee or assure you that the systems of other companies that we rely on, such as suppliers of raw materials, electricity providers and other similar suppliers, or the customers who buy products from us, will effectively address their Year 2000 issues. In the event these suppliers and customers experience a disruption in their operations or cease operations indefinitely as a result of not addressing their Year 2000 issues, our operations could be significantly impacted including the temporary or permanent cessation of operations.

Costs to Address the Year 2000 Issue

The total cost to address the Year 2000 issue, including the cost of Company personnel and outside vendors and consultants is expected to be less than $50,000. To date the Company has spent less than $15,000 to evaluate and address the Year 2000 Issue.

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


                                          Unique Mobility, Inc.
                                          Registrant


  Date: February 12, 1999                 By: /s/Donald A. French
                                              Donald A. French
                                              Treasurer
                                              (Principal Financial and
                                              Accounting Officer