Form 10-K
period 1999-03-31
UNIQUE MOBILITY INC
filed 1999-06-22
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Year Ended March 31, 1999

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

                   Name of each exchange on which registered:
                             American Stock Exchange
                              Boston Stock Exchange
                             Pacific Stock Exchange
                             Chicago Stock Exchange
                            Frankfurt Stock Exchange
                              Berlin Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant (14,852,062 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 14, 1999:

                                   $70,547,295

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of June 14, 1999:

                            16,568,522 shares of the
                           registrant's common stock,
                                 $.01 par value.

DOCUMENTS   INCORPORATED  BY  REFERENCE  In  Part  III  certain  information  is incorporated by reference from the Company's definitive Proxy Statement for the August 11, 1999 Annual Meeting of Shareholders.

ITEM 1.     BUSINESS

This Report may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section of the Registration Statement on Form S-3 (File No. 333-78525) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Company's ability to obtain additional financing, the Company's ability to integrate acquired businesses into existing operations, potential impacts from Year 2000 issues and the possibility that product liability insurance may become unavailable. These forward-looking statements represent the Company's judgment as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

General

Unique Mobility, Inc. ("Unique" or the "Company") was incorporated in 1967. The Company's $0.01 par value common stock trades on the American, Boston, Chicago, Pacific, Frankfurt and Berlin stock exchanges under the symbol "UQM".

Historically, the Company's revenue has been derived from contract research and development services performed for strategic partners and clients and the limited production and sale of power dense, energy efficient propulsion systems. Sponsored research and development activities have supplemented internally funded product development programs.

Over the last fifteen months the Company's operations have expanded to encompass three business segments, technology, mechanical products and electronic products. The Company has three principal operating units: Unique Mobility, Inc., located in Golden, Colorado, which operates as the corporate headquarters and engineering and product development center; wholly owned subsidiary Unique Power Products, Inc. ("Unique Power"), located in Frederick, Colorado, which manufactures permanent magnet electric motors, precision gears and gear assemblies; and wholly owned subsidiary Franklin Manufacturing Company ("Franklin"), located in St Charles, Missouri which manufactures printed circuit board assemblies, cable harness assemblies and complete electronic boxes. In addition, the Company holds a 38.25 percent ownership interest in Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), a joint venture with Kwang Yang Motor
Company, Ltd. ("KYMCO") and Turn-Luckily Technology Co., Ltd. Taiwan UQM, located in Taipei, Taiwan, is a licensee of the Company and manufacturer of starter motors and alternators for gasoline scooters and electric propulsion systems for an all electric scooter. The Company also holds a 33 percent ownership interest in Unique Mobility Europa Gmbh ("Unique Europa"), a recently formed joint venture with EV Global Motors Company, Energy Conversion Devices and Haco Trading, Ltd. Unique Europa, located in Mittweida, Germany, is seeking funding to develop and manufacture a battery-electric, hybrid-electric and fuel cell-electric two-passenger cargo van and a six-passenger commuter vehicle.

The Company's objective is to leverage its technology base and name recognition to develop, manufacture and market products in a number of high potential niche markets in the near term, and automotive mass markets in the longer term. Fundamental to this strategy is the creation of manufacturing capability for products developed by the Company.

Coincident with the objective of establishing manufacturing capability, the Company acquired Aerocom Industries, Inc. ("Aerocom"), a Boulder, Colorado based manufacturer of precision gears and gear assemblies for cash and shares of the

Company's common stock totaling $3,377,020. Following the acquisition, the Company relocated Aerocom's operations to a newly constructed 25,000 square foot manufacturing facility in Frederick, Colorado and merged its operations with those of Unique Power, which had been incorporated in January 1997 to launch the Company's manufacturing operations for permanent magnet electric motors. During fiscal 1999 Unique Power invested $1.2 million for new equipment to expand its gear manufacturing capability and capacity. Unique Power's product shipments commenced during the fourth quarter pursuant to a supply agreement with Invacare Corporation for the supply of a newly developed gearless brushless direct drive wheelchair motor. Product shipments of wheelchair motors, in accordance with the customers planned product introduction schedule, are expected to achieve full run rate in the first half of fiscal 2000. For the fiscal year ended March 31, 1999 Unique Power operations generated revenue of $3,532,871, or 22.4 percent of consolidated revenue, and resulted in a net loss of $1,205,556. Earnings before interest, taxes, depreciation and amortization (EBITDA) was a negative $174,155. Unique Power's fiscal 1999 revenue and operating results were negatively impacted by the economic downturn in the agricultural sector which reduced orders from a significant customer, Funk Manufacturing, a subsidiary of Deere & Co. Nevertheless, revenue from gearing operations nearly doubled over Aerocom's preacquisition annual sales level.

In April 1998 the Company acquired Franklin, a St. Charles, Missouri based manufacturer of printed circuit board assemblies, cable harness assemblies and complete electronic boxes, for cash and shares of the Company's common stock amounting to $6,247,316. Franklin serves the automotive, industrial, computer and telecommunications market. During fiscal 1999 Franklin invested $1.6 million to expand its production and testing capability. Two new surface mount production lines were installed. The new lines increased Franklin's capacity nearly three-fold from 37,000 components per hour to 110,000 components per hour. During the first half of fiscal 1999 Franklin's revenues and operations were adversely impacted by the United Auto Workers extended strike against General Motors Corporation. Revenue for the eleven months following its acquisition and ending March 31, 1999 was $10,129,729. Operations for the eleven month period resulted in net earnings of $97,928. EBITDA for the eleven month period ended March 31, 1999 was $763,117.

The technology segment of the Company encompasses the operations of the Engineering and Product Development Center and the corporate headquarters staff and senior executives. The Company's Engineering and Product Development Center and corporate headquarters is located in Golden, Colorado in a 40,000 square foot building equipped with research and development laboratories and prototype build and test facilities for electric motors, electronic controls, software, and vehicle integration activities. During fiscal 1999, the technology segment generated revenue of $2,135,818 consisting of $1,517,960 of contract services revenue and $617,858 from the sale of prototype products. Operating losses for the technology segment amounted to $2,646,442 compared to $3,243,204 last year. The costs associated with the operation of the corporate headquarters, including the salaries of the executive officers and other costs attributable to the consolidated company generally are absorbed by the technology segment and are not allocated to the mechanical products or electronic products segments.

Technology

The Company's technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and electronic controls, together with software code and computer area network design utilized to manage individual components and the flow of energy between components in a system. During fiscal 1999 the Company filed two additional patent applications covering the packaging of an electromechanical brake inside a motor and a high accuracy method of detecting motor rotor position using low cost electronic parts. Both of these patent applications remain pending.

Attributes of the Company's permanent magnet motor technology include high operating efficiencies (>90%), packageability (small and lightweight) and two-way operation as either a motor or generator. High pole count configurations, together with a relatively large air-gap dimension, creates a higher torque, lower speed motor than possible with more conventional architectures. Typically, the Company's motors feature high copper utilization (which minimizes energy loss); hollow construction (for the interior packaging of other components such as gears and electromechanical brakes); good heat rejection; lower iron content; and minimal mechanical losses.

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

The Company's technology portfolio represents a cumulative investment of approximately $40 million in the development of systems and components, manufacturing processes and software. Approximately 60 percent of the investment was funded by strategic partners and customers under research grants, "cost share" contracts or sponsored application engineering programs. Internally-funded research and development costs are expensed in the period they are incurred. Income from sponsored development is recorded as contract services revenue and the associated development costs are shown as cost of contract services in the Company's financial statements. Internally-funded research and development expenditures amounted to $667,989 for the fiscal year ended March 31, 1999, a decline of approximately 26 percent from the prior year level of $902,407. The decline is attributable to lower levels of internally funded development programs, including cost-share type sponsored development programs.

In recent years, the Company has focused the major portion of its research and development activities on the development of commercial products as opposed to basic research in the field. Management believes that the Company's future growth is dependent, in part, on the continued advancement of its core technology, the extension of its technological capabilities and its ability to develop additional products. Accordingly, the Company expects to continue to invest in research and development at approximately the same levels as in prior years.

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

Patents and Trademarks

The Company filed a motor patent application with the U.S. Patent Office in December 1985, and similar applications were prosecuted in many other countries throughout the world. As a result of the original U.S. Application, U.S. Patent No. 5,009,944 was issued on April 2, 1991 containing one independent claim and three dependent claims. A Continuing Application of the 1985 application was filed in October 1990 to pursue subject matter that was not allowed in the original U.S. Patent. As a result, U.S. Patent 5,311,092 was issued on May 10, 1994 with four independent claims and one dependent claim. Of the foreign applications, a patent has been issued and validated in twelve member countries of the European Patent Office (EPO), and an opposition thereto has been resolved. In addition, corresponding patents have issued in Australia, Brazil, Canada, India, Ireland, Israel, Japan, South Korea, Mexico, New Zealand, South Africa and Taiwan. Four other foreign applications remain pending, three of which have been indicated to be allowable.

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

In March 1990, a Continuing Application was filed to claim the method of constructing the motor as disclosed in U.S. Patent No. 5,004,944. The Continuing Application resulted in U.S. Patent No. 5,319,844 issued June 14, 1994. In March

1991, the Company filed an International Patent Application corresponding to the U.S. Application; as a result a patent has been granted in Australia, Japan and Russia. Five applications are pending in foreign countries and one pending application in the European Patent Office (EPO) which designates the European group of countries.

In September 1992, the Company filed a separate application with the U.S. Patent Office titled "Stator and Method of Constructing Same for High Power Density Electric Motors and Generators" which has resulted in issuance of U.S. Patent No. 5,382,859 in January, 1995. This patent embodies the Company's recent enhancement to its motor technology which utilizes a segmented iron powder stator ring developed specifically for brushless permanent magnet stator cores. A Divisional U.S. Patent Application was filed to pursue a second invention disclosed in the original application; that divisional application has resulted in U.S. Patent No. 5,592,731 issued January 14, 1997. Patent Applications in Canada, Japan and Korea are pending as a result of a counterpart PCT International Patent Application; the European application has been patented and validated in Austria, France, Germany, Ireland, Italy, Switzerland and the United Kingdom.

In July 1994, the company filed an application in the U.S. Patent Office titled "Brushless DC Motor Using Phase Timing Advance" which embodies a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. This application has resulted in U.S. Patent No. 5,677,605 of October 14, 1997. In June 1995, a counterpart PCT International Patent Application was filed. Applications have been filed in Canada, China, Finland, Hong Kong, Japan, Korea, Mexico, Norway and Europe.

In December 1997, the Company filed a new patent application titled "Motor with Internal Brake" in connection with its current developments in electric wheelchair drives. In December 1998, a counterpart International Application under the PCT was filed.

In July 1998, the Company filed a new U.S. patent application titled "Accurate Rotor Position Sensor and Method Using Magnet Ring and Linear Output Hall Effect Sensors."

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

Backlog

The Company's technology segment had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $476,264 and $1,315,310 at May 31, 1999 and 1998, respectively. The technology segment also had an order backlog for prototype motors and controls of approximately $696,602 and $516,512 at May 31, 1999 and 1998, respectively. All such contracts are subject to amendment, modification or cancellation. The Company expects to perform all unperformed service contracts over the next twelve months.

The Company's mechanical products segment had an order backlog of approximately $8.5 and $16.5 million at May 31, 1999 and 1998, respectively. The Company expects to ship all backlog products within the next twenty-two months.

The Company's electronic products segment had an order backlog of approximately $9.0 million at May 31, 1999. The Company expects to ship all backlog products within the next twelve months.

Customers and Suppliers

The Company has one significant customer in its electronic products segment, Siemens, which accounted for revenue of $3,108,929, or approximately 20 percent of consolidated revenue.

Principal raw materials and components purchased by the Company include iron, steel, electronic components, magnet material and copper wire. All of the above items are available from several suppliers and the Company generally relies on more than one supplier for each item.


U.S. Government Contracts

For the year ended March 31, 1999, $758,853, or approximately 5 percent of the Company's consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 1998, $846,740, or approximately 21 percent of consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

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

Employee and Labor Relations

As of May 31, 1999, the Company had 189 full-time employees. The Company has entered into employment contracts with its four executive officers, three of which expire in December, 1999 and one of which expires in April, 2001. None of the Company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

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

ITEM 2.  PROPERTIES

The Company owns or leases its offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning facilities of the Company as of May 31, 1999, is set forth in the table below:

                                 Ownership or
                         Square Expiration Date     Renewal
Location                  Feet      of Lease        Option           Use

Golden, Colorado         40,000     Own              Yes         manufacturing,
                                                                 laboratories
                                                                 and offices

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote by security holders of the Company during the quarter ended March 31, 1999.

ITEM 5.  MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Boston, Pacific, Chicago, Frankfurt and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

1999                                                 High             Low
Fourth Quarter                                      $6.13            $4.25
Third Quarter                                       $6.19            $4.39
Second Quarter                                      $7.25            $4.39
First Quarter                                       $8.31            $6.50

1998
Fourth Quarter                                      $8.88            $7.44
Third Quarter                                       $9.44            $6.94
Second Quarter                                      $9.50            $5.81
First Quarter                                       $7.25            $3.06

On June 14, 1999 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $4.75 per share and there were 961 holders of record of the common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                              Unique Mobility, Inc.
                      Consolidated Selected Financial Data

                       Year       Year      Five Months
                       Ended      Ended       Ended
                     March 31,  March 31,    March 31,   Year Ended October 31,
                       1999       1998         1997       1996       1995        1994
Contract Services
Revenue          $  1,517,960   2,790,496     700,132  1,436,484  4,031,951  1,643,203

Product Sales    $ 14,280,458   1,274,236     152,016    611,213    701,700    708,917

Operating
Loss             $ (3,144,592) (3,007,599) (1,120,900)(2,744,606)(1,134,338)(3,367,873)

Net Loss         $ (3,754,070) (3,266,360) (1,201,085)(2,904,743)(1,330,433)(3,395,356)

Net Loss
Per Common Share $     (.24)       (.23)        (.12)      (.26)      (.13)      (.35)

Total
Assets           $ 27,206,578  19,585,551  12,370,699  8,712,649  7,626,178  5,903,551

Long-Term
Obligations      $  4,396,127   1,029,924     726,218    744,389    807,003    886,996

Cash Dividend
Declared
Per Common
Share            $     -0-         -0--          -0-       -0-        -0-         -0-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The Company changed its fiscal year end from October 31 to March 31 commencing with periods beginning after October 31, 1996. This change resulted in a five-month transition period for financial reporting purposes commencing on November 1, 1996, and ending on March 31, 1997. This report covers the Company's financial condition at March 31, 1999 and March 31, 1998 and results of operations, changes in stockholders' equity and changes in cash flows for the year ended March 31, 1999 and 1998, the five-month transition period ended March 31, 1997 and the fiscal year ended October 31, 1996.

Financial Condition

The Company's financial condition remained strong throughout fiscal 1999. During the year the Company issued 123,125 shares of common stock in private offerings resulting in net proceeds to the Company of $951,329, issued a total of 401,059 shares of common stock upon the exercise of stock options and warrants resulting in net proceeds to the Company of $464,764. Interest-bearing recourse loans granted to officers of the Company in conjunction with such exercises net of repayments, was $454,063. The cash generated from these transactions, together with cash balances on hand at the beginning of the fiscal year, were applied principally to the acquisition of Franklin ($3,848,640), for the construction of a manufacturing plant in Frederick, Colorado and the purchase of machinery and equipment for the Frederick facility and the Company's other operating units ($4,399,114) and to fund operating losses and working capital requirements ($2,334,761). As a result, cash and cash equivalents declined to $1,537,453 at March 31, 1999 from $7,005,533 at March 31, 1998 and shareholders' equity rose to $17,116,124 at March 31, 1999 compared to $16,731,132 at March 31, 1998.
Working capital (the excess of current assets over current liabilities) declined to $2,395,261 at March 31, 1999 from $7,566,627 at March 31, 1998, reflecting the application of cash balances, in part, to the purchase of capital assets and new subsidiaries.

Accounts receivable rose $1,496,528 to $2,601,994 at March 31, 1999 from $1,105,466 at March 31, 1998. The increase is attributable to the acquisition of Franklin and increased sales at Unique Power.

Costs and estimated earnings on uncompleted contracts decreased $281,281 to $173,457 at March 31, 1999 from the fiscal 1998 year end level of $454,738. The decrease was due to decreased levels of contract services in process and improved billings and collections arrangements on such contracts. Estimated earnings on contracts in process declined to $285,804 at March 31, 1999 on costs incurred on contracts in process of $1,457,955 compared to estimated earnings on contracts in process of $515,782 on costs incurred on contracts in process of $1,724,552 at March 31, 1998. The decrease is attributable to lower levels of contract services revenue and reduced margins on contracts in process associated with anticipated cost overruns.

Raw materials, work in process and finished products inventories rose by $2,128,665, $292,828 and $112,584, respectively, to $2,205,042, $452,653 and
$130,299,  respectively,  at March 31, 1999  compared to $76,377,  $159,825  and
$17,715, respectively, at the beginning of Fiscal 1999. The increase is primarily attributable to the acquisition of Franklin and increased production levels at Unique Power.

Other current assets rose to $340,658 at March 31, 1999 from $18,361 at March 31, 1998. The increase is due to the acquisition of Franklin and increased levels of non-trade receivables.

In April, 1998, the Company acquired all of the outstanding common stock of Franklin for $6,247,316. The purchase price consisted of a net cash payment of $3,848,640 and the issuance of 286,282 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Under this method, the excess of the purchase price over the net assets acquired is first allocated to increase the recorded value of the tangible assets acquired to their fair market value, with any excess then recorded as goodwill. The excess of the purchase price over the net assets acquired of Franklin resulted in an increase in the recorded value of Franklin's tangible assets in the amount of $655,183 with the excess of $5,383,811 being recorded as goodwill.

The Company invested $4,399,114 for the acquisition of property and equipment during Fiscal 1999 compared to $703,562 in the prior fiscal year. The increase in capital expenditures is primarily attributable to the construction of a manufacturing plant in Frederick, Colorado to house Unique Power's operations, the purchase of manufacturing equipment by Unique Power to expand their manufacturing capabilities and the investment in two new production lines by Franklin which increased their component placement capability nearly three-fold to 110,000 components per hour.

Investment in Taiwan joint venture declined to $1,595,432 at fiscal 1999 year end from $2,044,393 at the beginning of the fiscal year. The decrease is attributable to the Company's proportionate share of operating losses which amounted to $417,801 during Fiscal 1999 and foreign currency translation adjustments which accounted for $31,159 of the decrease.

Patent and trademark costs, net of accumulated amortization, was $686,195 at March 31, 1999 an increase of $110,210 from the fiscal 1998 year end level. The increase is primarily attributable to increased legal fees, application fees and other fees which amounted to $137,537 and $110,411 in fiscal 1999 and 1998, respectively. Prior to June 1997, Alcan Aluminium Limited paid one-half of the Company's qualifying patent prosecution costs. Subsequent to June 1997 the Company has paid all such expenses, contributing, in part, to increased levels of patent and trademark expenditures since that time.

Accounts payable rose to $2,244,144 at March 31, 1999 from $389,791 at the end of fiscal 1998. The increase is primarily attributable to the acquisition of Franklin and increased production levels at Unique Power.

Other current liabilities increased to $952,498 at fiscal 1999 year end, from $876,357 at March 31, 1998. The increase is primarily attributable to the acquisition of Franklin which was partially offset by the payment for equipment purchases at Unique Power which had been accrued and unpaid at March 31, 1998.

The current portion of long-term debt rose $765,147 to $928,701 at March 31, 1999 from $163,554. The increase is due to the acquisition of Franklin, the addition of the current portion of the mortgage financing on the newly constructed manufacturing facility for Unique Power and the addition of the current portion of the term equipment debt incurred by Unique Power for the purchase of machinery and equipment.

Revolving line-of-credit rose to $1,100,000 at March 31, 1999 from zero at March 31, 1998. The increase is attributable to the acquisition of Franklin.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $68,943 from $450 at March 31, 1998 to $69,393 at March 31, 1999 due to the
achievement of billing milestones on certain development contracts prior to the incurrence of planned costs to achieve the contractual milestone.

Long-term debt rose $3,366,203 during fiscal 1999 due to the assumption of debt upon the acquisition of Franklin, mortgage financing on the newly constructed manufacturing facility for Unique Power and term equipment debt incurred by Unique Power for the purchase of machinery and equipment.

Common  stock  and  additional   paid-in  capital   increased  to  $162,230  and
$43,412,390 at March 31, 1999, respectively, compared to $153,946 and $38,852,446 at March 31, 1998. The increases were due to the sale of common stock in private offerings which amounted to $951,329; proceeds received upon the exercise of warrants of $298,375; sales of common stock to employees and consultants through the Company's benefit plans and the exercise of options of $166,389; the issuance of common stock for the acquisition of Franklin of $2,247,312; and the issuance of common stock and options for services of $110,482.

Notes receivable from officers rose $398,007 to $454,063 at March 31, 1999 from $56,056 at March 31, 1998. The increase is attributable to new loans granted to officers for the exercise of stock options of $794,341 during fiscal 1999 less principal payments received against such notes during the year of $396,334.

Results of Operations

Operations for the year ended March 31, 1999, resulted in a net loss of $3,754,070, or $0.24 per share, compared to a net loss of $3,266,360 or $0.23 per share for the year ended March 31, 1998, a net loss of $1,201,085 or $0.12 per share for the five-month transition period ended March 31, 1997 and a net loss of $2,904,743 or $0.26 per share for the year ended October 31, 1996.

Revenue from contract services declined 46 percent to $1,517,960 during fiscal 1999 compared to $2,790,496 for the year ended March 31, 1998, $700,132 for the five month transition period ended March 31, 1997 and $1,436,484 for the fiscal year ended October 31, 1996, respectively. The decrease in contract services revenue compared to the prior year and the annualized fiscal 1997 amount is attributable to the Company's focus on executing sponsored development that result in commercial production opportunities. The increase in contract services revenue in fiscal 1999 over the fiscal 1996 level is attributable to increased levels of sponsored development activities.

Product sales during fiscal 1999 rose over eleven fold to $14,280,458 compared to $1,274,236 for the year ended March 31, 1998, and rose substantially from product revenue for the five month transition period ended March 31, 1997 of $152,016 and for the fiscal year ended October 31, 1996 of $611,213. The increase is due, in part, to product sales by Unique Power resulting from internal growth as well as a full year of the results of acquired gear operations versus three months of operations last year. Increased revenue at Unique Power accounted for $2,957,725 of the increase. Similarly, product sales include the operations of Franklin for the eleven months following its acquisition which account for $10,129,729 of the increase. Product sales by the technology segment remained at approximately the same levels as in prior years.

Gross profit margins from all operations for fiscal 1999 decreased to 8.2 percent compared to a margin of 11.0 percent for fiscal 1998, a margin of 10.3 percent for the five-month transition period ended March 31, 1997 and a margin of 15.1 percent for fiscal 1996, respectively. Gross profit on contract services was 3.0 percent for fiscal 1999 compared to 5.6 percent for fiscal 1998, 9.8 percent for the five-month transition period ended March 31, 1997, and 18.6 percent for the fiscal year ended October 31, 1996, respectively. The decline in gross profit margins during fiscal 1999 compared to all prior periods is attributable to cost overruns on several development programs and lower average billing rates on certain high potential commercial development programs. Gross profit on product sales in fiscal 1999 was 8.7 percent compared to 23.1 percent in fiscal 1998, 12.9 percent for the five-month transition period ended March 31, 1997, and 6.7 percent for the fiscal year ended October 31, 1996, respectively. The decrease in margins on product sales in fiscal 1999 is primarily attributable to higher levels of depreciation charges on manufacturing equipment arising from the acquisition of Aerocom and Franklin which are charged to cost of product sales. Depreciation charged to cost of product sales amounted to $1,117,397 in fiscal 1999.

Research and development expenditures in fiscal 1999 declined to $667,989 compared to $902,407 for fiscal 1998, $513,544 for the five month transition period ended March 31, 1997 and $1,698,352 for year ended October 31, 1996. The decrease is generally attributable to decreasing levels of internally-funded development activities and declining levels of development expenditures on the product launch for Invacare Corporation.

General and administrative expense for fiscal 1999 was $3,461,161 compared to $2,121,340 for fiscal 1998, $695,263 for the five-month transition period ended March 31, 1997 and $1,354,713 for fiscal 1996, respectively. The increase in fiscal 1999 expenditures over all the prior periods presented is generally attributable to the acquisition of Franklin. General and administrative expenses for the technology segment which includes general corporate expenses decreased nominally to $1,965,885 in fiscal 1999 compared to $2,005,417 last year.

Interest income for fiscal 1999 declined to $111,365 compared to $191,186 in fiscal 1998, $54,802 for the five months ended March 31, 1997 and $113,582 in fiscal 1996. The decrease is attributable to lower levels of cash throughout fiscal 1999.

Interest expense rose to $338,396 during fiscal 1999 compared to $96,073 for fiscal 1998, $84,704 for the five month transition period ended March 31, 1997 and $202,798 in fiscal 1996. The increase in fiscal 1999 is attributable to the acquisition of Franklin,and higher levels of term debt at Unique Power and Franklin arising from significant capital expenditures at each unit for facility and equipment.

Equity in loss of Taiwan joint venture rose to $417,801 for the year ended March 31, 1999 compared to $246,648 for the year ended March 31, 1998, $24,121 for the five-month transition period ended March 31, 1997 and $45,164 for the fiscal year ended October 31, 1996. The increase is due to expanded staffing and operations at Taiwan UQM and revenue growth from starter and alternator product sales that has not met expectations.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout fiscal 1999 were adequate to meet operating needs as a result of the Company's ability to raise capital and borrow additional funds. Net cash used by operating activities was $2,334,761 for the year ended March 31, 1999 a decrease of $1,344,311 from the prior year level. Cash used in operations, before considering the effect of changes in operating assets and liabilities was $1,336,241, a decrease of $968,840 from the comparable amount last year. Cash requirements throughout the period were funded primarily through the sale of common stock to investors, cash received upon the exercise of outstanding common stock warrants and options and borrowings on available bank facilities.

During fiscal 1999 Unique Power constructed a 25,000 square foot manufacturing plant in Frederick, Colorado. The plant is situated on 2 acres of land and the Company holds an option to acquire an adjacent 2 acre parcel to accommodate future expansion of the facility. Subsequent to the end of the fiscal year

Unique  Power   exercised   its  option  to  acquire  the  adjacent  two  acres.
Construction cost of the plant, including land acquisition costs, amounted to $1,233,404 of which approximately $922,500 was financed through mortgage debt. Coincident with this expansion, Unique Power invested $1,190,781 for manufacturing equipment to increase the Company's gear manufacturing capability. The equipment acquired was financed in its entirety through term equipment loans. Unique Power has a line-of-credit facility with a commercial bank in the amount of $750,000 which is scheduled for renewal in July, 1999. At March 31, 1999 no amount was drawn against this facility. All financing of the subsidiary has been unconditionally guaranteed by Unique as the parent entity.

In April 1998, the Company acquired Franklin, a privately-held St. Charles, Missouri manufacturer and distributor of electronic assemblies and components. The Company completed the acquisition of the outstanding common stock of Franklin for $4 million in cash, the assumption of approximately $3.1 million in liabilities and debt and the issuance of 286,282 shares of the Company's common stock. Subsequent to the acquisition, Franklin secured an increase in Franklin's revolving line-of-credit with a commercial bank to accommodate future growth, raising its available borrowing limit to $2.5 million. In addition, during the fourth quarter of fiscal 1999 Franklin invested $1.5 million for manufacturing equipment which improved its component placement capacity over three-fold to 110,000 components per hour. The equipment acquired was financed in its entirety through term equipment loans. All financing of Franklin has been unconditionally guaranteed by the Company

The Company met a capital call from Taiwan UQM of $1.4 million during the five month transition period ended March 31, 1997. Taiwan UQM reported a net loss of approximately $1.1 million for calendar 1998. Further losses or capital investment by Taiwan UQM could result in additional capital calls by Taiwan UQM. Capital calls by Taiwan UQM can be made only by unanimous vote of their Board of Directors, of which the Company holds two seats. An additional capital call by Taiwan UQM require the Company to either fund its proportionate share or suffer a dilution of its ownership interest.

The Company believes that its existing cash balances and existing bank lines-of-credit are sufficient to meet its operating capital requirements for at least the next twelve months, exclusive of acquisition financing requirements. For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company believes it can configure its operations such that existing cash balances and cash flow from operations will be sufficient to meet its operating requirements over the next year.

Year 2000 Issues

The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause systems failures.

State of Readiness

The Company has conducted numerous internal discussions over the last eighteen months amongst its management and technical staff to informally assess the extent of the Year 2000 Issue on the Company's operations. In September, 1998, the Company adopted a formal project to evaluate all of the Company's systems for Year 2000 compliance. The project is being monitored and supervised by the Company's Chief Operating Officer. The evaluation of all hardware and software systems was completed in December 1998. The Company believes that its critical hardware and software systems are Year 2000 compliant with the exception of the Company's voice mail system which will be replaced prior to December 31, 1999.

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

Risks Associated with the Company's Year 2000 Issues

The Company utilizes a number of suppliers both large and small to provide raw materials and components for its products. The failure of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers or otherwise impair the sourcing of raw materials, components or services to the Company, any of which could have a material effect on the Company's business, financial condition and results of operations. Likewise, the failure of the Company's customers to become Year 2000 compliant, could cause a disruption or termination of their operations which could result in a reduction or the elimination of order to purchase goods and services from the Company. Either of the foregoing occurrences could have a material effect on the Company's business, financial condition and results of operations.

Contingency Plan

The Company does not currently have a contingency plan if Year 2000 issues are not resolved or go undetected.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S.

dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of March 31, 1999.

Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") which was originally effective for fiscal quarters beginning after June 15, 1999. The Financial Accounting Standards Board has delayed the effective date for FAS 133 to fiscal quarters beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

ITEM 8.  Financial Statements


                          Independent Auditors' Report

The Board of Directors
Unique Mobility, Inc.:

We have audited the accompanying consolidated balance sheets of Unique Mobility, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended March 31, 1999 and 1998, the five months ended March 31, 1997 and the year ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Taiwan UQM Electric Co., Ltd., (a 38.25 percent owned investee company). The Company's investment at March 31, 1999 and 1998 in Taiwan UQM Electric Co., Ltd. was $1,595,432 and $2,044,393, respectively, and for the years ended March 31, 1999 and 1998 the Company recognized equity in the losses of Taiwan UQM Electric Co., Ltd. of $(417,801) and $(246,648), respectively. The financial statements of Taiwan UQM Electric Co., Ltd. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Taiwan UQM Electric Co., Ltd. for the years ended March 31, 1999 and 1998 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Mobility, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, the five months ended March 31, 1997 and the year ended October 31, 1996, in conformity with generally accepted accounting principles.


                                  /s/KPMG LLP
                                     KPMG LLP


Denver, Colorado
June 4, 1999

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets


                                                March 31,             March 31,
Assets                                            1999                  1998

Current assets:
   Cash and cash equivalents                 $  1,537,453             7,005,533
   Accounts receivable (note 14)                2,601,994             1,105,466
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                     173,457               454,738
   Inventories (note 4)                         2,787,994               253,917
   Prepaid expenses                               248,441               158,764
   Other                                          340,658                18,361

           Total current assets                 7,689,997             8,996,779

Property and equipment, at cost:
   Land (notes 5 and 9)                           444,480               444,480
   Building (notes 5 and 9)                     2,675,763             1,511,635
   Molds                                          102,113               102,113
   Transportation equipment                       195,890               209,920
   Machinery and equipment (note 9)            10,098,430             5,605,326
                                               13,516,676             7,873,474
   Less accumulated depreciation               (3,643,341)           (2,186,805)

           Net property and equipment           9,873,335             5,686,669

Investment in Taiwan joint venture (note 6)     1,595,432             2,044,393

Investment in EV Global (note 7)                1,000,000             1,000,000

Patent and trademark costs, net of
  accumulated amortization of $90,869
  and $63,542                                     686,195               575,985

Goodwill, net of accumulated amortization
  of $324,318 and $16,215 (note 2)              6,327,841             1,280,872

Other assets                                       33,778                   853

                                             $ 27,206,578            19,585,551

                                                              (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

                                                 March 31,           March 31,
Liabilities and Stockholders' Equity              1999                 1998

Current liabilities:
   Accounts payable                          $  2,244,144               389,791
   Other current liabilities (note 8)             952,498               876,357
   Current portion of long-term
     debt (note 9)                                928,701               163,554
   Revolving line-of-credit (note 9)            1,100,000                 -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                            69,393                   450

          Total current liabilities             5,294,736             1,430,152

Long-term debt, less current portion
  (note 9)                                      4,396,127             1,029,924

          Total liabilities                     9,690,863             2,460,076

Minority interest in consolidated
  subsidiary (note 5)                             399,591               394,343

Stockholders' equity (notes 11 and 12):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 16,222,932 and
     15,394,621 shares issued                     162,230               153,946
   Additional paid-in capital                  43,412,390            38,852,446
   Accumulated deficit                        (25,552,794)          (21,798,724)
   Accumulated other comprehensive income        (451,639)             (420,480)
   Notes receivable from officers                (454,063)              (56,056)
          Total stockholders' equity           17,116,124            16,731,132

Commitments (notes 6, 9, 16, 19 and 20)



                                             $ 27,206,578            19,585,551


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations



                                   Year       Year       Five Months      Year
                                   Ended      Ended         Ended       Ended
                                 March 31,   March 31,    March 31,  October 31,
                                   1999        1998         1997        1996
Revenue (note 14):
   Contract services          $  1,517,960   2,790,496      700,132   1,436,484
   Product sales                14,280,458   1,274,236      152,016     611,213
                                15,798,418   4,064,732      852,148   2,047,697

Operating costs and expenses:
   Costs of contract services    1,471,827   2,635,599      631,823   1,168,757
   Costs of product sales       13,033,930     980,034      132,418     570,481
   Research and development        667,989     902,407      513,544   1,698,352
   General and administrative    3,461,161   2,121,340      695,263   1,354,713
   Amortization of goodwill        308,103      16,215         -           -
   Write-down of inventory            -        416,736         -           -
                                18,943,010   7,072,331    1,973,048   4,792,303

           Operating loss       (3,144,592) (3,007,599)  (1,120,900) (2,744,606)

Other income (expense):
   Interest income                 111,365     191,186       54,802     113,582
   Interest expense               (338,396)    (96,073)     (84,704)   (202,798)
   Equity in loss of Taiwan
     joint venture (note 6)       (417,801)   (246,648)     (24,121)    (45,164)
   Minority interest share of
     earnings of consolidated
     subsidiary                    (72,596)    (70,905)     (27,725)    (69,400)
   Other                           107,950     (36,321)       1,563      43,643


                                  (609,478)   (258,761)     (80,185)   (160,137)

           Net loss           $ (3,754,070) (3,266,360)  (1,201,085) (2,904,743)

           Net loss per common
             share - basic and
             diluted (note 1p)    $(.24)       (.23)         (.12)      (.26)

Weighted average number of shares
  of common stock outstanding   15,960,966  13,924,434   12,043,481  11,021,742


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                                       Number of                                  Accumulated    Notes
                                        common              Additional  Accumu-      other     receivable             Total
                                        shares      Common   paid-in    lated    comprehensive  due from  Treasury stockholders'
                                        issued       stock   capital    deficit      income     officers   stock      equity
Balances at October 31, 1995         10,571,953  105,720  18,887,886 (14,426,536)      -      (52,421) (117,602)   4,397,047

Issuance of common stock in private
 offerings, net of offering costs
 of $247,309 (note 11)                1,057,708   10,577   3,898,802        -           -         -         -      3,909,379
Issuance of common stock upon
 exercise of employee options           100,542    1,005     153,205        -           -     (13,395)  (10,250)    130,565
Issuance of common stock under
 employee stock purchase plan             6,668       67      20,200        -           -         -         -         20,267
Issuance of common stock for services    14,494      145      61,246        -           -         -         -         61,391
Comprehensive income (loss):
  Net loss                                 -         -           -    (2,904,743)       -         -         -     (2,904,743)
  Translation adjustment                   -         -           -           -       (21,030)     -         -        (21,030)
Total comprehensive income (loss)          -         -           -           -           -         -         -    (2,925,773)

Balances at October 31, 1996         11,751,365  117,514  23,021,339 (17,331,279)    (21,030) (65,816) (127,852)   5,592,876

Issuance of common stock in private
 offerings, net of offering costs
 of $365,688 (note 11)                1,289,288   12,893   4,133,927        -           -         -                4,146,820
Issuance of common stock upon
 exercise of employee options            40,105      401      62,429        -           -     (17,830)      -         45,000
Issuance of common stock for services     1,547       15       3,934        -           -         -         -          3,949
Comprehensive income (loss):
  Net loss                                 -         -           -    (1,201,085)      -         -         -      (1,201,085)
  Translation adjustment                   -         -           -           -       (12,761)      -         -       (12,761)
Total comprehensive income (loss)                                                                                 (1,213,846)

Retirement of treasury stock            (39,341)    (393)  (127,459)       -           -         -      127,852        -

Balances at March 31, 1997           13,042,964  130,430 27,094,170  (18,532,364)   (33,791)  (83,646)     -       8,574,799

Issuance of common stock in private
 offerings, net of offering costs
 of $341,202 (note 11)                  626,875    6,269  4,667,528         -          -         -         -       4,673,797
Issuance of common stock upon
 exercise of employee and directors
 options                                226,332    2,263  1,081,888         -          -         -         -       1,084,151
Issuance of common stock upon
 exercise of warrants                   918,026    9,180  1,923,195         -          -         -         -       1,932,375
Issuance of common stock under
 employee stock purchase plan             7,523       75     23,963         -          -         -         -          24,038
Issuance of common stock for services     4,000       40     28,480         -          -         -         -          28,520
Compensation expense accrued for
 issuance of common stock options
 granted for services                       -        -       19,000         -          -         -         -          19,000
Issuance of common stock for
 acquisition of Aerocom                 371,555    3,716  3,035,602         -          -         -         -       3,039,318
Issuance of common stock for
 investment in EV Global                200,000    2,000    998,000         -          -         -         -       1,000,000
Comprehensive income (loss):
  Net loss                                 -         -        -       (3,266,360)     -         -         -       (3,266,360)
  Translation adjustment                   -         -        -            -      (386,689)     -         -         (386,689)
Total comprehensive income (loss)                                                                                 (3,653,049)

Repayment of officers' notes             (2,654)    (27)   (19,380)        -          -       27,590      -            8,183

Balances at March 31, 1998           15,394,621$153,946 38,852,446   (21,798,724) (420,480)  (56,056)     -       16,731,132

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income, Continued

                                      Number of                                Accumulated    Notes
                                        common            Additional  Accumu-      other     receivable             Total
                                        shares    Common   paid-in    lated    comprehensive  due from  Treasury stockholders'
                                        issued     stock   capital    deficit      income     officers   stock      equity
Issuance of common stock in private
 offerings, net of offering costs
 of $33,671 (note 11)                  123,125    1,231     950,098         -          -         -         -         951,329
Issuance of common stock upon
 exercise of employee and directors
 options                               329,339    3,294     942,316         -          -     (794,341)     -         151,269
Issuance of common stock upon
 exercise of warrants                   68,600      686     297,689         -          -         -         -         298,375
Issuance of common stock under
 employee stock purchase plan            3,120       31      15,089        -          -          -         -          15,120
Issuance of common stock for services   17,845      179      91,303        -          -          -         -          91,482
Compensation expense accrued for
 issuance of common stock options
 granted for services                    -          -        19,000        -          -          -         -          19,000
Issuance of common stock for
 acquisition of Franklin               286,282    2,863   2,244,449        -          -          -         -       2,247,312
Comprehensive income (loss):
  Net loss                               -          -           -      (3,754,070)     -          -               (3,754,070)
  Translation adjustment                 -          -           -         -         (31,159)      -         -        (31,159)
Total comprehensive income (loss)                                                                                 (3,785,229)

Repayment of officers' notes              -          -           -         -            -     396,334      -         396,334

Balances at March 31, 1999          16,222,932 $162,230 43,412,390    (25,552,794) (451,639) (454,063)     -      17,116,124

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                         Year          Year      Five Months        Year
                                                        Ended         Ended         Ended          Ended
                                                      March 31,     March 31,     March 31,      October 31,
                                                        1999          1998          1997            1996
Cash flows used by operating activities:
  Net loss                                        $ (3,754,070)  (3,266,360)    (1,201,085)     (2,904,743)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
       Depreciation and amortization                 1,825,323      545,295        159,473         375,590
       Minority interest share of earnings of
         consolidated subsidiary                        72,596       70,905         27,725          69,400
       Noncash compensation expense for
         common stock, stock options and
         warrants issued for services                  110,482       47,520          3,949          61,391
       Equity in loss of Taiwan joint venture          417,801      246,648         24,121          45,164
       Loss (gain) on sale of property and
         equipment                                        -          32,180           -            (45,676)
       Write-off of patent costs                          -          18,731         55,529            -
       Other                                            (8,373)         -            1,210         (20,092)
       Change in operating assets and liabilities:
          Accounts receivable and costs and
           estimated earnings in excess of
            billings on uncompleted contracts          231,768     (609,588)       167,846        (148,782)
          Inventories                               (1,444,538)     331,294        (17,246)         (3,444)
          Prepaid expenses and other current
            assets                                    (361,498)     (41,084)       (66,910)        (12,846)
          Accounts payable and other current
            liabilities                                506,805     (395,256)       106,497         (25,681)
          Billings in excess of costs and
            estimated earnings on uncompleted
            contracts                                   68,943     (659,357)       634,122          25,685
              Net cash used by operating
                  activities                        (2,334,761)  (3,679,072)      (104,769)     (2,584,034)

Cash provided by(used by)investing activities:
  Cash paid for acquisition of subsidiary, net      (3,848,640)    (337,702)          -               -
  Acquisition of property and equipment             (4,399,114)    (703,562)      (118,608)       (182,011)
  Increase in patent and trademark costs              (137,537)    (110,411)       (47,865)        (92,390)
  Investment in Taiwan joint venture                                   -        (1,375,121)           -
  Proceeds from sale of certificates of deposit           -
    and other investments                                 -            -              -            319,107
  Proceeds from sale of property and equipment            -          25,250           -             63,361

              Net cash provided by (used by)
                 investing activities               (8,385,291)  (1,126,425)    (1,541,594)        108,067

                                                                    (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

                                                    Year        Year     Five Months     Year
                                                    Ended       Ended      Ended         Ended
                                                  March 31,   March 31,   March 31,   October 31,
                                                    1999        1998        1997         1996
Cash flows provided by financing activities:
  Proceeds from borrowings                     $ 10,827,358       -           -           -
  Repayment of debt                              (7,320,466)  (212,440)    (34,085)    (83,045)
  Repayment of note payable for investment
    in Taiwan joint venture                            -    (1,345,285)       -           -
  Proceeds from sale of common stock, net           951,329  4,673,797   4,146,820   3,909,379
  Issuance of common stock upon exercise
    of employee options, net of note repayments     547,603  1,092,334      45,000     130,565
  Issuance of common stock under employee
    stock purchase plan                              15,120     24,038        -         20,267
  Issuance of common stock upon exercise of
    warrants                                        298,375  1,932,375        -           -
  Distributions paid to holders of minority
    interest                                        (67,347)   (67,346)    (28,061)    (67,345)
              Net cash provided by financing
                activities                        5,251,972  6,097,473   4,129,674   3,909,821

              Increase (decrease) in cash
                and cash equivalents             (5,468,080)  1,291,976  2,483,311   1,433,854
Cash and cash equivalents at beginning of period  7,005,533   5,713,557  3,230,246   1,796,392

Cash and cash equivalents at end of period      $ 1,537,453   7,005,533  5,713,557   3,230,246

Interest paid in cash during the period         $   314,983     129,599    276,591      82,494

Non-cash investing and financing transactions:

Translation adjustments of $31,159, $386,689, $12,761 and $21,030 were recorded for the years ended March 31, 1999 and 1998, the five months ended March 31, 1997, and the year ended October 31, 1996, respectively.

In April 1998, the Company purchased all of the outstanding stock of Franklin Manufacturing Company for $4 million cash and 286,282 shares of the Company's common stock (see note 2). In January 1998, the Company purchased all of the outstanding stock of Aerocom Industries, Inc. for $337,702 cash and 371,555 shares of the Company's common stock (see note 2).

In June 1997, the Company entered into a stock purchase agreement with EV Global Motors Company (EVG) whereby the Company exchanged 200,000 shares of its common stock for 400,000 shares of EVG (see note 7).

In December 1996, the Company financed an additional investment in the Taiwan joint venture through the issuance of a note payable in the amount of $1,345,285 (see note 6).

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

prior to the date of the option exercise. For the years ended March 31, 1999 and October 31, 1996, the Company issued 15,870 and 13,666 shares of common stock for an aggregate exercise price of $15,870 and $10,250, respectively, for which the Company received 2,308 and 2,000 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and subsequently retired. For the year ended March 31, 1998 and the five months ended March 31, 1997, there were no such transactions.

In accordance with the provisions of the Company's stock option plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the year ended March 31, 1999, the five months ended March 31, 1997 and the year ended October 31, 1996, the Company issued 267,362, 20,105 and 13,395 shares of common stock for an aggregate exercise price of $794,341, $17,830 and $13,395, respectively, for which the company received promissory notes for the same amount. There were no notes receivable exchanged for the exercise of options during the year ended March 31, 1998.


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

     (a) Description of Business

          Unique Mobility, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electric controls for such motors, the grinding and manufacturing of high precision gears and the manufacture and sale of electronic circuit board assemblies, wire harness assemblies and other electronic products. The Company's revenue is derived primarily from product sales to customers in the automotive, agriculture, telecommunications, industrial, medical and aerospace markets, and from contract research and development services. The Company is impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the ability of the Company and its partners to commercialize its products and technology.

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

          The minority interests as of March 31, 1999 and 1998, consisted of the other stockholders' ownership interests in a subsidiary of the Company. See Note 5.

      (c)     Cash and Cash Equivalents

          The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

      (d)     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

      (e)     Property and Equipment

          Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years, except for buildings, which are depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      (f)     Investment in Taiwan Joint Venture

          The Company's investment in a joint venture located in Taiwan is accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the joint venture.

          Income or loss recognition is limited to the extent of the Company's investment in, advances to and guarantees of the joint venture. Commencing with the five months ended March 31, 1997, due to timing considerations, the financial position and results of operations for the Taiwan joint venture are included in the Company's consolidated financial statements on a three-month time lag. Accordingly, the consolidated statements of operations, stockholders' equity and cash flows include activity of the Taiwan joint venture for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996. Similarly, the accompanying consolidated balance sheets and related footnote disclosures as of March 31, 1999 and 1998, include the financial position of the Taiwan joint venture as of December 31, 1998 and 1997, respectively. The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture were calculated using the average rates in effect during the years ended December 31, 1998 and 1997, and the two-month period and year ended December 31, 1996 and October 31, 1996, respectively, and the spot rates in effect at the respective December 31, 1998 and 1997 balance sheet dates.

     (g)     Patent and Trademark Costs

          Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by the Company for the filing of patent and trademark applications and the costs to maintain the patents in good standing. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

     (h) Goodwill

          The excess of the consideration exchanged over the fair value of the net assets obtained in acquisitions is recorded as goodwill. Amortization of goodwill is calculated using the straight-line method over a period of 20 years.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     (i)      Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

      (k)    Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      (l)    Research and Development

          Costs of researching and developing new technology or significantly altering existing technology are charged to operations as incurred.

      (m)    Equity Instruments Issued for Non-Employee Services

          The  Company   periodically   issues   common   stock  or  options  to
          non-employees for services rendered. The cost of these services is recorded based upon the fair market value of the Company's common stock on the date of issuance or the fair market value of the option determined using an appropriate option pricing model.

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

     (o) Comprehensive Income

          On April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholder's equity and comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

      (p)    Loss Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of earnings per share in prior periods. The statement replaces the calculation of "primary earnings per share" with "basic earnings per share" and redefines the "diluted earnings per share" computation. Common stock equivalents were not included in the computations because their effect was anti-dilutive. Adoption of SFAS 128 did not effect the reported net loss per common share for the years

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



          ended March 31, 1999 and 1998, the five months ended March 31, 1997 or the year ended October 31, 1996. The fair value of the pre-emptive rights arising from the issuance of employee stock options during the five months ended March 31, 1997, has been treated in a manner similar to a preferred stock dividend in the calculation of net loss per common share. The estimated aggregate fair value of these rights, determined using the Black-Scholes option pricing model, was $201,000.

      (q)    Use of Estimates

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

      (r)    Reclassifications

          Certain prior year amounts have been reclassified to conform to the current period presentation.

(2)      Acquisitions

     On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for $4 million cash and 286,282 shares of the Company's common stock. The total value of the consideration exchanged was $6,247,316. The allocation of the purchase price was as follows:

                  Cash                                        $   151,360
                  Accounts receivable                           1,396,276
                  Inventories                                   1,089,539
                  Property, plant and equipment                 1,299,449
                  Goodwill                                      5,383,811
                  Other                                            75,028

                                                                9,395,463

                  Debts and other liabilities
                    assumed                                    (3,148,147)

                  Purchase price                              $ 6,247,316

     The acquisition has been accounted for using the purchase method of accounting and the results of Franklin's operations have been included with those of the Company since April 30, 1998.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     On January 16, 1998, the Company acquired all of the outstanding common stock of Aerocom Industries, Inc. ("Aerocom") for cash and shares of the Company's common stock totaling $3,377,020. The allocation of the purchase price was as follows:

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

     The unaudited pro forma revenue, net loss, and loss per common share for the years ended March 31, 1999 and 1998, assuming the acquisitions of Aerocom and Franklin occurred on April 1, 1997, is as follows:


                                                Year Ended         Year Ended
                                              March 31, 1999     March 31, 1998

                  Revenue                      $ 16,758,131        16,817,275
                  Net loss                     $ (3,717,658)       (3,119,632)
                  Basic and diluted loss
                    per common share              $ (.23)              (.22)

     The pro forma information does not necessarily represent the results that would have occurred if the acquisitions had been consummated on April 1, 1997, nor are they necessarily indicative of the results of future operations.

(3) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

     At March 31, 1999, the estimated period to complete contracts in process ranged from 1 to 7 months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 1999, within one year.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



      The following summarizes contracts in process at March 31, 1999, and 1998:

                                               March 31,         March 31,
                                                 1999              1998

         Costs incurred on uncompleted
         contracts                            $ 1,457,955         1,724,552
         Estimated earnings                       285,804           515,782
                                                1,743,759         2,240,334
       Less billings to date                   (1,639,695)       (1,786,046)

                                              $   104,064           454,288
         Included in the accompanying balance
         sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts            $   173,457           454,738
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                (69,393)             (450)

                                              $   104,064           454,288

(4)    Inventories

       Inventories at March 31, 1999, and 1998 consist of:

                                               March 31,          March 31,
                                                 1999               1998

          Raw materials                       $ 2,205,042           76,377
          Work in process                         452,653          159,825
          Finished products                       130,299           17,715

                                              $ 2,787,994          253,917

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

     During the year ended March 31, 1998, an investment was made in Taiwan UQM by employees of Taiwan UQM diluting the Company's investment to 38 1/4%.

     The Company's investment in Taiwan UQM is accounted for under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the joint venture.

     Income or loss recognition is limited to the extent of the Company's investment in, advances to and guarantees of the joint venture. Commencing with the five months ended March 31, 1997, due to timing considerations, the financial position and results of operations for the Taiwan joint venture are included in the Company's consolidated financial statements on a three-month time lag. Accordingly, the consolidated statements of operations, stockholders' equity and cash flows include activity of the Taiwan joint venture for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996. Similarly, the accompanying consolidated balance sheets and related footnote disclosures as of March 31, 1999 and 1998, include the financial position of the Taiwan joint venture as of December 31, 1998 and 1997, respectively. The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture were calculated using the average rates in effect during the years ended December 31, 1998 and 1997, the two-month period ended December 31, 1996 and the year ended October 31, 1996, respectively, and the exchange rates in effect at the respective December 31, 1998 and 1997 balance sheet dates.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

       Summarized unaudited financial information for Taiwan UQM is as follows:

                                                 December 31,    December 31,
        Financial Position                           1998            1997

        Current assets                           $   607,889         341,178
        Noncurrent assets-land, property
          and equipment                            6,647,023       6,474,301
               Total assets                        7,254,912       6,815,479

        Current liabilities                          682,073       1,470,684
        Noncurrent liabilities                     2,401,775            -
        Stockholders' equity                       4,171,064       5,344,795

               Total liabilities and equity      $ 7,254,912       6,815,479

                                 Year         Year      Two Months      Year
                                 Ended        Ended        Ended        Ended
                             December 31, December 31, December 31,  October 31,
      Results of Operations      1998         1997         1996          1996

      Revenue                $   127,638        663       10,123          -
      Expenses                (1,219,928)  (597,278)     (56,403)     (128,214)

      Net loss               $(1,092,290)  (596,615)     (46,280)     (128,214)

(7)    Investment in EV Global

     In June of 1997, the Company entered into a strategic relationship with EV Global Motors Company (EVG) to develop and market light electric transportation products. EVG purchased a total of 1,501,925 shares of the Company's common stock from third parties in open market purchases. Separately, the Company and EVG entered into a stock purchase agreement whereby the Company agreed to purchase 400,000 shares of EVG common stock in exchange for 200,000 shares of the Company's common stock which was valued at $1,000,000. The Company's investment in EVG is accounted for under the cost method.

 (8)   Other Current Liabilities

       Other current liabilities at March 31, 1999 and 1998, consist of:

                                                        March 31,  March 31,
                                                          1999       1998

       Accrued interest                                $  28,623       5,692
       Accrued legal and accounting fees                  66,205      55,376
       Accrued payroll, consulting, personal property
         taxes and real estate taxes                     268,729     158,604
       Accrued material purchases                        285,722      82,357
       Accrued machinery and equipment purchases            -        402,834
       Other                                             303,219     171,494

                                                       $ 952,498     876,357

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(9) Long-term debt

    Long-term debt at March 31, 1999 and 1998 consists of:

                                                      March 31,        March 31,
                                                        1999             1998
Note payable to bank, payable in monthly
  installments with interest at 8.65%; matures
  July 2003; secured by land and building          $   903,338             -
Note payable to bank, payable in monthly
  installments with interest at 9.1%; matures
  October 2007; secured by land and building           676,652           726,202
Note payable to bank, payable in monthly
  installments with interest at 10.05%; matures
  November 2001; secured by equipment                     -              467,276
Notes payable to bank, payable in monthly
  installments with interest at 8.5%; matures
  October 2001, April, May, October and
  December 2005; secured by equipment                 1,451,242            -
Note payable to bank, payable in monthly
  installments with interest at 8.125%; matures
  July 2001; secured by accounts receivable,
  inventory and equipment                               729,167            -
Note payable to bank, payable in monthly
  installments with interest at 7.70%; matures
  March 2004; secured by equipment                    1,500,000            -
Note payable to commercial lender, payable in
  monthly installments with interest at 6.38%;
  matures October 1999                                   50,648            -
Capital lease obligation                                 13,781            -
            Total long-term debt                      5,324,828        1,193,478
Less current portion                                    928,701          163,554

            Long-term debt, less current portion    $ 4,396,127        1,029,924

     Certain of the above loan agreements require the Company to achieve specific financial and operating requirements. As of March 31, 1999, the Company was in compliance with all covenants.

     The annual aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

             2000                              $   928,701
             2001                                  965,656
             2002                                  762,854
             2003                                  609,482
             2004                                  661,616
             Thereafter                          1,396,519

                                               $ 5,324,828

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



       Lines of credit

     At March 31, 1999, the Company has lines of credit of $.75 million and $2.5 million with available borrowing capacity of $.75 million and $1.4 million, respectively. The $.75 million line of credit expires in June 1999. The $2.5 million line of credit is due on demand, but if no demand is made, it is due August 15, 1999. Interest on the lines of credit is payable monthly at prime plus .75% (8.50% at March 31, 1999) and prime less .50% (7.25% at March 31, 1999), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

(10)     Income Taxes

     Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                                            Five Months
                              Year Ended   Year Ended     Ended      Year Ended
                               March 31,    March 31,   March 31,   October 31,
                                 1999          1998       1997         1996
     Computed "expected"
      tax benefit            $(1,276,384)   (1,110,562)  (408,369)    (987,613)
     Increase (decrease) in
      taxes resulting from:
         Amortization of
           goodwill not
           deductible for
           tax                    97,915          -           -            -
         Expiration of
           net operating
           loss carry-
           forwards               89,369          -           -            -
         Increase in
           valuation
           allowance for
           net deferred
           tax assets            906,668     1,015,804    407,443      985,132
         Other, net              182,432        94,758        926        2,481

      Income tax benefit     $      -             -           -            -

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                 March 31,
                                          1999           1998
  Deferred tax assets:
            Research and development
            credit carryforwards      $    97,565         83,671
          Net operating loss
            carryforwards               8,617,380      7,522,664
               Total deferred
                  tax assets            8,714,945      7,606,335

       Less valuation allowance         8,513,003      7,606,335

               Net deferred tax
                  assets, net of
                  valuation allowance     201,942          -
               Deferred tax
                  liabilities -
                  property and
                  equipment               201,942          -

               Net deferred tax
                  liability            $      -             -

     As of March 31,  1999,  the Company had net  operating  loss  carryforwards
     (NOL) of approximately $25.5 million for U.S. income tax purposes which expire in varying amounts through 2019. Approximately $2.6 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. Future ownership changes under Section 382 could occur that would result in an additional Section 382 limitation which would further restrict the use of NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

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

         The following table summarizes activity under the plans:
                                             Shares Under      Weighted-Average
                                               Option           Exercise Price
         Outstanding at October 31, 1995      1,852,232             5.12
         Granted                                590,000             4.15
         Exercised                             (100,542)            1.53
         Forfeited                             (315,978)            5.63

         Outstanding at October 31, 1996      2,025,712             4.94
         Granted                                500,000             3.31
         Exercised                              (40,105)            1.57
         Expired                                (30,000)            5.00
         Forfeited                               (4,151)            3.31

         Outstanding at March 31,1997         2,451,456             4.66
         Granted                                601,000             7.88
         Exercised                             (210,332)            4.75
         Forfeited                              (13,772)            4.80

         Outstanding at March 31, 1998        2,828,352             5.34
         Granted                                650,000             5.20
         Exercised                             (331,647)            2.90
         Forfeited                             (109,151)            7.68

         Outstanding at March 31, 1999        3,037,554            $5.49
         Exercisable at March 31, 1999        1,933,571            $5.37

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     The following table presents summarized information about stock options outstanding at March 31, 1999:

                           Options Outstanding            Options Exercisable
                                Weighted      Weighted                 Weighted
                  Number        Average       Average     Number       Average
    Range of    Outstanding     Remaining     Exercise  Exercisable    Exercise
Exercise Prices  at 3/31/99 Contractual Life   Price     at 3/31/99    Price

  $0.50 - 1.00       23,959     1.9 years      $0.75        23,959      $0.75
  $2.25 - 3.31      547,292     6.7 years      $3.07       406,195      $2.99
  $3.50 - 5.00    1,129,663     7.6 years      $4.23       627,554      $4.10
  $5.38 - 8.13    1,336,640     6.8 years      $7.64       875,863      $7.51
  $0.50 - 8.13    3,037,554     7.0 years      $5.49     1,933,571      $5.37

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

         The following table presents summarized activity under the plan:

                                                                Weighted
                                             Shares Under        Average
                                                Option        Exercise Price

         Outstanding at October 31, 1995        109,333           5.48
         Granted                                 32,000           4.38

         Outstanding at October 31, 1996
            and March 31, 1997                  141,333           5.23
         Granted                                 64,000           7.13
         Exercised                              (16,000)          5.38

         Outstanding at March 31, 1998          189,333           5.86
         Granted                                 64,000           5.06

         Outstanding at March 31, 1999          253,333          $5.66

         Exercisable at March 31, 1999          146,666          $5.49

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     The following table presents summarized information about stock options outstanding for non-employee directors:

                              Options Outstanding            Options Exercisable
                                    Weighted    Weighted                Weighted
                     Number         Average     Average     Number      Average
      Range of     Outstanding      Remaining   Exercise  Exercisable   Exercise
 Exercise Prices   at 3/31/99  Contractual Life   Price     at 3/31/99    Price

     $4.38 - 6.00   157,333        7.6 years      $4.94       93,333      $4.85
     $6.25 - 7.13    96,000        7.4 years      $6.84       53,333      $6.60
                    253,333        7.5 years      $5.66      146,666      $5.49

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

<CAPTION                                                Five Months
                          Year Ended      Year Ended      Ended          Year Ended
                         March 31, 1999 March 31, 1998 March 31, 1997 October 31, 1996
Net loss - as reported   $(3,754,070)   (3,266,360)    (1,201,085)   (2,904,743)
Compensation expense -
 current period option
 grants                     (129,406)     (821,800)      (116,847)     (339,221)
Compensation expense -
 prior period option
 grants                   (1,274,213)     (619,654)      (145,042)           -


Net loss - pro forma     $(5,157,689)   (4,707,814)    (1,462,974)   (3,243,964)
Net loss per common share -
  as reported               $ (.24)         (.23)           (.12)         (.26)
Net loss per common share -
  pro forma                 $ (.32)         (.34)           (.14)         (.29)

          The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                                         Five Months
                            Year Ended     Year Ended      Ended         Year Ended
                         March 31, 1999  March 31, 1998 March 31, 1997 October 31, 1996
Expected volatility          48.3%           48.1%          47.6%          49.1%
Expected dividend yield       0.0%            0.0%           0.0%           0.0%
Risk free interest rate       5.4%            5.7%           6.4%           5.6%
Expected life of option
  granted                  6 years         6 years        6 years        6 years
Fair value of options
  granted as computed
  under the Black Scholes
  option pricing models  $2.74 per share $4.15 per share $1.79 per share $2.22 per share

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

                      Fiscal Year          Pro Forma
                        Ended            Compensation
                       March 31,           Expense
                         2000             $1,565,187
                         2001             $  579,800
                         2002             $  447,567
          Warrants

          As discussed in Note 11, the Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants issued remain outstanding as of March 31, 1999.

          In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. During the fiscal year ended March 31, 1998, warrants to acquire 151,750 shares of the Company's common stock at $3.50 per share were exercised, resulting in cash proceeds to the Company of $531,125. During December 1997, warrants to acquire 50,000 shares of the Company's common stock at $4.20 per share were exercised, resulting in cash proceeds to the Company of $210,000. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of March 31, 1999.

          In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996, being the market price of the common stock of the Company at the date of each respective grant. The warrants expire three years from the date of issuance. During June 1998, warrants to acquire 38,100 shares of the Company's common stock of $5.00 per share were exercised resulting in cash proceeds to the Company of $190,500.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



          During October 1997, warrants to acquire 5,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $21,250. Warrants to acquire 45,000 shares at $4.25 per share remain outstanding as of March 31, 1999.

          In connection with a 1995 private placement, the placement agent was issued warrants expiring July 1998, to acquire 150,000 shares of the Company's common stock at $5.75 per share. During July 1998, warrants to acquire 500 shares of the Company's common stock were exercised, resulting in cash proceeds to the Company of $2,875. During September and December 1997, and February 1998, warrants to acquire 120,000 shares of the Company's common stock were exercised, resulting in cash proceeds to the Company of $690,000. The remaining 29,500 warrants expired in July 1998.

          The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants were exercisable at a price of $6.00 per share and expired in January 1999. On March 19, 1998, warrants to acquire 80,000 shares of the Company's common stock were exercised resulting in cash proceeds to the Company of $480,000. The remaining 220,000 warrants expired in January 1999.

(13)      Alcan Royalty Agreement

          During 1994, the Company and Alcan Aluminum Limited ("Alcan") executed an agreement in which Alcan assigned to the Company all of its rights, title and interests in certain motor technology developed under a program funded by Alcan. This agreement further provides that the Company shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. For the years ended March 31, 1999 and 1998, the five months ended March 31, 1997, and the year ended October 31, 1996, the Company recorded royalty expense of $14,240, $14,999, $4,077, and $9,497, respectively, under this agreement.

(14)     Significant Customers

          The Company has historically derived significant revenue from a few key customers. The customers from which this revenue has been derived and the percentage of revenue is summarized as follows:

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



                         Year Ended  Year Ended     Five Months    Year Ended
                          March 31,   March 31,   Ended March 31,  October 31,
                            1999        1998            1997           1996

       Customer A       $ 3,108,929        -              -              -
                B               -          -           162,500           -
                C               -       707,771        113,229           -
                D               -          -           176,749           -
                E               -       571,924           -              -
                F               -          -              -           378,640

                        $ 3,108,929   1,279,695        452,478        378,640
       Percentage of
         revenue             20%         31%             53%             18%

          The significant customer for the year ended March 31, 1999, was a customer in the Company's Electronic Products Segment. In the prior years, the significant customers were all customers of the Technology Segment. These customers, in total, also represented 19% and 0% of total accounts receivable at March 31, 1999 and 1998, respectively.

          Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $758,853 and $846,740 for the years ended March 31, 1999 and 1998,respectively, $78,532 for the five months ended March 31, 1997, and $800,208 for the year ended October 31, 1996.

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (16)    Employee Benefit Plans

         401(k) Plan

          The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company currently matches 33% of participants contributions, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $107,455, $100,212, $39,535 and $90,935 for the years ended March
          31, 1999 and 1998, the five months ended March 31, 1997, and the year ended October 31, 1996, respectively.

         Stock Purchase Plan

          The Company has established a Stock Purchase Plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 1999 and 1998, the Company issued 3,120 and 7,523 shares of common stock, respectively, under the Stock Purchase Plan. During the five months ended March 31, 1997, the Company did not issue any shares under the Stock Purchase Plan. During the year ended October 31, 1996, the Company issued 6,668 shares of common stock under the Stock Purchase Plan.

(17)     Segments

          The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components as well as its corporate headquarters and executive management. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic circuit board assemblies and electronic products.

          During the years ended March 31, 1999 and 1998, intersegment sales or transfers were immaterial. Salaries of the executive officers and corporate general and administrative expense is allocated entirely to the technology segment.

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

          The  following  table  summarizes   significant   financial  statement
          information for each of the reportable segments for the year ended March 31, 1999:

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




                                     Mechanical    Electronic
                        Technology    Products      Products         Total

Revenue                $ 2,135,818   3,532,871     10,129,729      15,798,418
Interest income             88,307      23,058          -             111,365
Interest expense           (67,306)   (165,473)      (105,617)       (338,396)
Depreciation and
 amortization             (399,823)   (804,246)      (313,151)     (1,517,220)
Goodwill amortization         -        (61,682)      (246,421)       (308,103)
Equity in loss of
 Taiwan joint venture     (417,801)       -             -            (417,801)
 Segment loss           (2,646,442) (1,205,556)        97,928      (3,754,070)
 Segment assets          8,032,683   7,495,481     11,678,414      27,206,578
 Expenditures for
  segment assets       $  (487,550) (2,418,688)    (1,630,413)     (4,536,651)

          The  following  table  summarizes   significant   financial  statement
          information for each of the reportable segments for the year ended March 31, 1998:

                                        Mechanical
                            Technology   Products       Total

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


          During the five months ended March 31, 1997 and the year ended October 31, 1996, the Company operated in only the technology segment.

 (18)    Transition Period Comparative Financial Information (Unaudited)

          The  following  table  sets  forth  certain  unaudited   statement  of
          operations data for the five months ended March 31, 1996:

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(19)     Commitments and Contingencies

        Employment Agreements

          The Company has entered into employment agreement with three of its officers which expire December 31, 1999 and with one officer which expires March 31, 2001. The aggregate annual future compensation under these agreements through the expiration date is $711,573.

        Lease Commitments

          The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of March 31, 1999, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

               Year ending March 31:
                  2000                           $    290,419
                  2001                                279,937
                  2002                                265,364
                  2003                                251,444
                  2004                                253,961
                  Thereafter                          756,420

                                                  $ 2,097,545

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



          Rental expense under these leases totaled approximately $327,000 for the year ended March 31, 1999. Rental expense under operating leases for the year ended March 31, 1998, the five months ended October 31, 1997 and the year ended October 31, 1996 was immaterial.

         Litigation

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

         Uncertainty due to Year 2000 Issue

          The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. There can be no assurance that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

(20)     Subsequent Events

          On May 10, 1999, the Company and three other entities, including EVG, formed a German private company, Unique Mobility Europa GmbH (UME), to develop and manufacture a battery-electric cargo and passenger vehicle. UME is headquartered in Mittweida, in the State of Saxony, Germany. UME was initially capitalized with DM50,000 cash and 625,000 shares of the Company's common stock, of which 208,333 were newly issued shares contributed by the Company. The Company currently holds a 33.6 percent ownership interest in UME.

          In June 1999, Unique acquired an approximately 9.5 percent participation in a $5.225 million loan from EVG to Windermere Eco Development Limited, a Bahamian company ("WED") for $500,000 in cash. WED is an environmentally sensitive development of Windermere Island in the Bahamas. The entire loan is convertible into approximately 50.4 percent of the total outstanding equity of WED. Therefore, if EVG converts the loan, Unique will have the right to receive approximately
          4.82 percent of the equity of WED.

ITEM 9.  CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                   PART III


Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is hereby incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholder to be held on August 11, 1999, to be filed on or about June 25, 1999, pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      1.    Financial Statements:

              Unique Mobility, Inc. (included in Part II):

                    Independent Auditors' Report.

                    Consolidated  Balance  Sheets,  March 31, 1999 and March 31,
                         1998.

                    Consolidated  Statements of  Operations  for the years ended
                         March 31, 1999 and 1998, the five months ended March 31, 1997 and the year ended October 31, 1996.

                    Consolidated   Statements   of   Stockholders'   Equity  and
                         Comprehensive and Income(Loss) for the years ended March 31, 1999 and 1998, the five months ended March 31, 1997, and the year ended
                               October 31, 1996.

                    Consolidated  Statements  of Cash Flows for the years  ended
                         March 31, 1999 and 1998, the five months ended March 31, 1997 and year ended October 31, 1996.

                    Notes to Consolidated Financial Statements.

             2.     Financial Statement Schedules:

                    None.


     (b) Repprts on Form 8-K:


                    Report  regarding  signing  of Letter  of Intent to  acquire
                         Franklin Manufacturing Company dated April 2, 1998.

                    Report  regarding  the  completion  of  the  acquisition  of
                         Franklin Manufacturing Company dated May 6, 1998.

                    Report regarding the Financial Information required upon the acquisition of Franklin Manufacturing Company dated June 29, 1998.

                    Report regarding  the  formation of Unique  Mobility  Europa
                         Gmbh dated May 11, 1999.

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

10.3     Unique Mobility,  Inc. 1992 Stock Option Plan.  Reference is made to
         Exhibit 4.1 to the Company's  Registration  Statement on Form S-8
         (No. 33-47454), which is incorporated herein by reference.
10.4 Unique Mobility, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.
10.5     401(k) Savings Plan of Unique  Mobility,  Inc.  Reference is made to
         Exhibit 4.3 to the Company's  Registration  Statement on Form S-8
         (No. 33-34613), which is incorporated herein by reference.
10.6 Amendment to Shareholder Agreement dated March 25, 1992 between Unique Mobility, Inc., Ray A. Geddes and Alcan International Limited. Reference is made to Exhibit 19.7 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.
10.6 Unique Building Partners, Ltd. Liability Co. Operating Agreement dated September 16, 1992. Reference is made to Exhibit 10.33 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.
10.8 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to Exhibit
         10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.
10.9 Amended Warrant Agreements between Unique Mobility, Inc. and affiliates of Advent International Corporation and Techno-Venture U.S.A., Inc. Reference is made to exhibits 10.1 through 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         April 30, 1993, (No. 0-9146) which is incorporated herein by reference.
10.10    Unique  Mobility,  Inc.  Stock Option Plan for  Non-Employee
         Directors.  Reference is made to Exhibit 10.39 of the Company's
         Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.
10.11 Warrant Agreement with Arnhold and S. Bleichroeder, Inc. Reference is made to Exhibit 10.41 of the Company's Quarter Report on Form
         10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.
10.12 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form
         10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.
10.13 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.
10.14    Amendment to the 401(k)  Savings  Plan of Unique  Mobility,  Inc.
         dated January 18, 1995. Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.
10.15 Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. dated December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.
10.16 Stock Purchase Agreement by and among Unique Mobility, Inc. and Invacare Corporation dated December 7, 1995. Reference is made to exhibit 10.36 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, (No. 1-10869)which is incorporated herein for reference.
10.17 Amendment to the Stock Purchase Agreement by and among Unique Mobility Inc. and Invacare Corporation. Reference is made to exhibit
         10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, (No. 0-9146) which is incorporated herein by reference.
10.18 Incentive Stock Option Agreement with Ray A. Geddes, Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1997, (No. 0-9146) which is incorporated herein by reference.
10.19 Non-qualified Stock Option Agreement with Ray A. Geddes, Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (No. 0-9146) which is incorporated herein by reference.
10.20 Agreement and Plan of Merger and Reorganization between Unique Mobility, Inc., Unique Merger Sub, Inc., Aerocom Industries, Inc., Thomas J. Lang, James M. Buschy, Robert C. Jeffers and Gary R. Morton. Reference is made to Exhibit 2 in the Company's current report on Form 8-K filed January 20, 1998 (No. 0-9146) which is incorporated herein by reference.
10.21 Escrow Agreement between Unique Mobility, Inc., Thomas J. Lang, James M. Buschy, Robert C. Jeffers, Gary P. Morton and Norwest
         Bank Colorado N.A. Reference is made to Exhibit 2 in the Company's current report on Form 8-K filed January 20,1998 (No. 0-9146) which is incorporated herein by reference.
10.22 Share Exchange Agreement between Unique Mobility, Inc., Franklin Manufacturing Company, Michael G. Franklin and Deborah M. McNatt. Reference is made to Exhibit 2.2 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.
10.23 Escrow Agreement between Unique Mobility, Inc., Michael G. Franklin, Deborah M. McNatt and Norwest Bank Colorado N.A. Reference is made to Exhibit 2.1 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.
10.24 Employment Agreement between Unique Mobility, Inc. and Michael G. Franklin. Reference is made to Exhibit 2.3 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.
10.25 Non-competition Agreement between Unique Mobility, Inc. and Michael G. Franklin. Reference is made to Exhibit 2.4 in the Company's current report on Form 8-K filed May 6, 1998, (No. 09146) which is incorporated herein by reference.

21       Subsidiaries of the Company

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 18th day of June, 1999.

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

  Signature                     Title                                 Date


                          Chairman of the Board of Directors
 "Ray A. Geddes"          (Principal Executive Officer)          June 18, 1999
  Ray A. Geddes


                          Treasurer
 "Donald A. French        (Principal Financial and
  Donald A. French        Accounting Officer)                    June 18, 1999


 "William G. Rankin"      President and Director                 June 18, 1999
  William G. Rankin


 "Francis S.M. Hodsoll"   Director                               June 18, 1999
  Francis S.M. Hodsoll


 "H. J. Young"            Director                               June 18, 1999
  H. J. Young


 "J. B. Richey"           Director                               June 18, 1999
  J. B. Richey


 "Lee Iacocca"            Director                               June 18, 1999
  Lee Iacocca


 "Michael G. Franklin"    Vice-President - Electronics           June 18, 1999
  Michael G. Franklin     Manufacturing and Director