Form 10-Q
period 1999-06-30
UNIQUE MOBILITY INC
filed 1999-08-13
CIK 315449

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

                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at August 11, 1999, was 16,573,026.

                         PART I - FINANCIAL INFORMATION

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                  June 30,            March 31,
Assets                                              1999                 1999
                                                (unaudited)
Current assets:
   Cash and cash equivalents                    $ 1,205,747           1,537,453
   Accounts receivable (note 11)                  3,208,027           2,601,994
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                       350,901             173,457
   Inventories (note 4)                           2,400,938           2,787,994
   Prepaid expenses                                 209,064             248,441
   Other                                            461,374             340,658

           Total current assets                   7,836,051           7,689,997

Property and equipment, at cost:
   Land (note 9)                                    444,480             444,480
   Building (note 9)                              2,675,763           2,675,763
   Molds                                            102,113             102,113
   Transportation equipment                         212,530             195,890
   Machinery and equipment (note 9)              10,165,799          10,098,430
                                                 13,600,685          13,516,676
   Less accumulated depreciation                 (4,080,090)         (3,643,341)

           Net property and equipment             9,520,595           9,873,335

Investment in Taiwan joint venture (note 5)       1,544,432           1,595,432

Investment in EV Global (note 6)                  1,000,000           1,000,000

Investment in Germany joint venture (note 7)      1,110,834               9,572

Patent and trademark costs, net of
  accumulated amortization of $97,700
  and $90,869                                       702,005             686,195

Goodwill, net of accumulated amortization
  of $407,197 and $324,318                        6,244,962           6,327,841

Other assets (note 6)                               527,455              24,206

                                               $ 28,486,334          27,206,578

                                                                     (Continued)







                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



                                                    June 30,           March 31,
Liabilities and Stockholders' Equity                  1999               1999
                                                  (unaudited)
Current liabilities:
   Accounts payable                              $  1,766,576         2,244,144
   Other current liabilities (note 8)                 763,029           952,498
   Current portion of long-term
     debt (note 9)                                    948,916           928,701
   Revolving line-of-credit (note 9)                1,685,000         1,100,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                                86,385            69,393

          Total current liabilities                 5,249,906         5,294,736

Long-term debt, less current portion
  (note 9)                                          4,160,058         4,396,127

          Total liabilities                         9,409,964         9,690,863

Minority interest in consolidated
  subsidiary                                          401,018           399,591

Stockholders' equity (note 10):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 16,568,522 and
     16,222,932 shares issued                         165,685           162,230
   Additional paid-in capital                      45,248,033        43,412,390
   Accumulated deficit                            (25,898,545)      (25,552,794)
   Accumulated other comprehensive loss              (410,703)         (451,639)
   Notes receivable from officers                    (429,118)         (454,063)

          Total stockholders' equity               18,675,352        17,116,124

Commitments (notes 9 and 15)



                                                 $ 28,486,334        27,206,578


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                         Quarter Ended June 30,
                                                            1999          1998
Revenue (note 11):
   Contract services                                    $   433,439     299,334
   Product sales                                          5,330,972   2,553,447
                                                          5,764,411   2,852,781

Operating costs and expenses:
   Costs of contract services                               443,427     260,791
   Costs of product sales                                 4,426,421   2,174,948
   Research and development                                  26,179     277,448
   General and administrative                               819,995     847,204
   Depreciation and amortization                            136,885     121,290
                                                          5,852,907   3,681,681

           Operating loss                                   (88,496)   (828,900)

Other income (expense):
   Interest income                                           16,396      53,303
   Interest expense                                        (117,152)    (53,622)
   Equity in loss of Taiwan joint venture (note 5)          (91,936)    (94,420)
   Equity in loss of Germany joint venture (note 7)         (48,632)       -
   Minority interest share of earnings
     of consolidated subsidiary                             (18,262)    (18,613)
   Other                                                      2,331        -
                                                           (257,255)   (113,352)

           Net loss                                    $   (345,751)   (942,252)

           Net loss per common share -
             basic and diluted                              $ (.02)      (.06)

Weighted average number of shares
  of common stock outstanding (note 12)                  16,395,791  15,743,062


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                         Quarter Ended June 30,
                                                              1999        1998

Cash flows used by operating activities:
     Net loss                                           $  (345,751)   (942,252)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
            Depreciation and amortization                   526,459     375,892
            Minority interest share of earnings of
              consolidated subsidiary                        18,262      18,613
            Noncash compensation expense for common
              stock issued for services                        -          9,500
            Equity in loss of Taiwan joint venture           91,936      94,420
            Equity in loss of Germany joint venture          48,632        -
 Change in operating assets and liabilities:
                 Accounts receivable and costs and
                   estimated earnings in excess of
                   billings on uncompleted contracts       (783,477)     (1,931)
                 Inventories                                387,056    (261,300)
                 Prepaid expenses and other current
                   assets                                   (81,339)     22,287
                 Accounts payable and other current
                   liabilities                             (667,037)    240,675)
                 Billings in excess of costs and
                   estimated earnings on uncompleted
                   contracts                                 16,992      16,240

                        Net cash used by operating
                          activities                       (788,267)   (909,206)

Cash used by investing activities:
     Cash paid for acquisition of subsidiary, net              -     (3,848,640
     Acquisition of property and equipment                  (84,009) (1,686,542)
     Increase in patent and trademark costs                 (22,641)    (12,830)
     Investment in other long-term assets                  (503,249)       -

                        Net cash used by investing
                          activities                    $  (609,899) (5,548,012)




                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)


                                                         Quarter Ended June 30,
                                                              1999        1998

Cash provided by financing activities:
   Proceeds from borrowings                             $    57,166   1,449,677
   Repayment of debt                                       (273,020)   (528,565)
   Net borrowings (repayments) on revolving
     line-of-credit                                         585,000     (75,000)
   Proceeds from sale of common stock, net                  496,271     956,329
   Issuance of common stock upon exercise of
     employee options net of repayments                     158,216     132,891
   Issuance of common stock under employee stock
     purchase plan                                            4,412       2,682
   Issuance of common stock upon exercise of warrants        55,250     190,500
   Distributions paid to holders of minority interest       (16,835)    (16,838)

                      Net cash provided by financing
                        activities                        1,066,460   2,111,676

Decrease in cash and cash equivalents                      (331,706) (4,345,542)

Cash and cash equivalents at beginning of quarter         1,537,453   7,005,533

Cash and cash equivalents at end of quarter             $ 1,205,747   2,659,991

Interest paid in cash during the period                 $   127,064      43,885


Non-cash investing and financing transactions:

Cumulative translation adjustments of $40,936 and $(98,722) were recorded for the quarter ended June 30, 1999 and 1998, respectively.

In May 1999, the Company acquired a 33.6 percent ownership interest in a German company. Pursuant to this transaction the Company issued 208,333 shares of common stock with an aggregate value of $1,149,894 in exchange for its ownership interest.

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

(3) The estimated period to complete contracts in process ranged from one to five months at June 30, 1999, and from one to seven months at March 31, 1999. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within seven months. Contracts in process consist of the following:

                                          June 30, 1999           March 31, 1999
                                           (unaudited)

     Costs incurred on uncompleted
       contracts                            $ 1,513,740               1,457,955
     Estimated earnings                         244,848                 285,804
                                              1,758,588               1,743,759
     Less billings to date                   (1,494,072)             (1,639,695)

                                            $   264,516                 104,064
     Included in the accompanying
       balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts          $   350,901                 173,457
           Billings in excess of costs
             and estimated earnings on
             uncompleted contracts              (86,385)                (69,393)

                                            $   264,516                 104,064

 (4)  Inventories consist of:
                                          June 30, 1999           March 31, 1999
                                           (unaudited)

      Raw materials                         $ 1,820,300               2,205,042

      Work in process                           545,592                 452,653
      Finished products                          35,046                 130,299

                                            $ 2,400,938               2,787,994

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(5)  Investment in Taiwan Joint Venture

     On January 29, 1994, the Company, Kwang Yang Motor Co. Ltd. ("KYMCO"), and Turn Luckily Technology Co. Ltd. ("TLT"), entered into a joint venture agreement (the "Joint Venture Agreement") providing for the formation, funding, and operation of Taiwan UQM Electric Co., Ltd., a company organized under the laws of the Republic of China ("Taiwan UQM"). Taiwan UQM was incorporated in April 1995.

     The Company owns a 38 1/4% interest in Taiwan UQM and its investment is accounted for under the equity method.

     Summarized unaudited financial information for Taiwan UQM is as follows:


                                                   March 31,      December 31,
        Financial Position                           1999             1998

        Current assets                       $   296,737                607,889
        Noncurrent assets-land, property
          and equipment                        7,023,643              6,647,023

               Total assets                    7,320,380              7,254,912

        Current liabilities                      787,879                682,073
        Noncurrent liabilities                 2,494,771              2,401,775
        Stockholders' equity                   4,037,730              4,171,064

               Total liabilities and equity  $ 7,320,380              7,254,912


                                                          Quarter Ended
                                                    March 31,       March 31,
        Results of Operations                         1999            1998

         Revenue                                   $ 102,419            -
         Expenses                                   (342,774)       (246,847)

         Net loss                                  $(240,355)       (246,847)

(6)  Investment in EV Global

     In June of 1997, the Company acquired 400,000 shares of EV Global Motors Company (EVG) common stock in exchange for 200,000 shares of the Company's common stock which was valued at $1,000,000. The Company's investment in EVG is accounted for under the cost method.

     In June 1999, Unique acquired an approximately 9.5 percent participation in a $5.225 million convertible note receivable from Windermere Eco Development Limited, a Bahamian company ("WED") held by EVG, for $500,000 in cash. WED is an environmentally sensitive development of Windermere Island in the Bahamas. The

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


     entire loan is convertible into approximately 50.4 percent of the total outstanding equity of WED. Therefore, if EVG converts the loan, Unique will have the right to receive approximately 4.82 percent of the equity of WED.

 (7) Investment in Germany Joint Venture

     On May 10, 1999, the Company and three other entities formed a German private company, Unique Mobility Europa GmbH (Europa), to develop and manufacture a battery-electric cargo and passenger vehicle. Europa was initially capitalized with DM50,000 cash (US $9,572) and a contribution to surplus of 625,000 shares of Unique Mobility, Inc.
     common stock, of which 208,333 were newly issued shares contributed by the Company. The Company currently holds a 33.6 percent ownership interest in Europa. The Company's investment in Europa is accounted for under the equity method of accounting.

(8)  Other current liabilities consist of:

                                                    June 30,          March 31,
                                                      1999              1999
                                                  (unaudited)

       Accrued interest                            $  23,271            28,623
       Accrued legal and accounting fees              33,884            66,205
       Accrued payroll, consulting, personal
         property taxes and real estate taxes        229,370           268,729
       Accrued material purchases                    255,142           285,722
       Other                                         221,362           303,219

                                                   $ 763,029           952,498

                    UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(9)      Long-term debt consists of:
                                                           June 30,    March 31,
                                                             1999        1999
                                                          (unaudited)

        Note payable to bank, payable in monthly
        installments with interest at 8.65%; matures
        July 2003; secured by land and building          $   895,953    903,338
         Note payable to bank, payable in monthly
        installments with interest at 9.1%; matures
        October 2007; secured by land and building           663,656    676,652
         Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        October 2001; April, May, October and
        December 2005; secured by equipment                1,388,078  1,451,242
         Note payable to bank, payable in monthly
        installments with interest at 8.125%; matures
        July 2001; secured by accounts receivable,
        inventory and equipment                              651,042    729,167
         Note payable to bank, payable in monthly
        installments with interest at 7.70%; matures
        March 2004; secured by equipment                   1,433,605  1,500,000
         Note payable to bank, payable in monthly
        installments with interest at 9.50%;
        matures June 2006; secured by equipment               56,232       -
         Note payable to commercial lender, payable in
        monthly installments with interest at 6.38%;
        matures October 1999                                  20,408     50,648
         Capital lease obligation                               -        13,781
                   Total long-term debt                    5,108,974  5,324,828
         Less current portion                                948,916    928,701

                   Long-term debt, less current portion  $ 4,160,058  4,396,127

     Certain of the above loan agreements require the Company to achieve specific financial and operating requirements. As of June 30, 1999, the Company was in compliance with all covenants.

     The annual aggregate maturities of long-term debt for the reminder of this fiscal year and for each of the next five fiscal years and thereafter are as follows:

                                    2000        $   712,847
                                    2001            965,656
                                    2002            762,854
                                    2003            609,482
                                    2004            661,616
                                    Thereafter    1,396,519

                                                $ 5,108,974

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     Lines of credit

     At June 30, 1999, the Company has lines of credit of $.75 million and $2.5 million with available borrowing capacity of $.75 million and $.815 million, respectively. The $2.5 million line of credit is due on demand, but if no demand is made, it is due August 15, 1999. Interest on the lines of credit is payable monthly at prime plus .75% (8.50% at June 30, 1999) and prime less .50% (7.25% at June 30, 1999), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

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

     The following table summarizes activity under the plans for the quarter ended June 30, 1999:

                                            Shares Under       Weighted-Average
                                              Option            Exercise Price

         Outstanding at March 31, 1999      3,037,554             5.49
         Exercised                            (34,345)            3.88
         Forfeited                            (70,917)            6.30

         Outstanding at June 30, 1999       2,932,292           $ 5.49

         Exercisable at June 30, 1999       1,895,497           $ 5.42

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


     The following table presents summarized information about stock options outstanding at June 30, 1999:

                       Options Outstanding                  Options Exercisable
                                  Weighted     Weighted                 Weighted
                   Number         Average      Average     Number       Average
    Range of     Outstanding      Remaining    Exercise  Exercisable    Exercise
Exercise Prices   at 6/30/99  Contractual Life  Price     at 6/30/99     Price

  $0.50 - 1.00       23,959       1.7 years     $0.75        23,959      $0.75
  $2.25 - 3.31      528,473       6.4 years     $3.06       393,649      $2.98
  $3.50 - 5.00    1,091,377       7.4 years     $4.23       601,097      $4.10
  $5.38 - 8.13    1,288,483       6.6 years     $7.65       876,792      $7.54
  $0.50 - 8.13    2,932,292       6.8 years     $5.49     1,895,497      $5.42

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

     The following table presents summarized activity under the plan for the quarter ended June 30, 1999:

                                                                    Weighted
                                          Shares Under               Average
                                              Option             Exercise Price

         Outstanding at March 31, 1999       253,333                   5.66
         Forfeited                           (48,000)                  5.88
         Outstanding at June 30, 1999        205,333                  $5.61

         Exercisable at June 30, 1999         98,666                  $5.30

     The following table presents summarized information about stock options outstanding for non-employee directors:

                                    Options Outstanding    Options Exercisable
                                  Weighted    Weighted                 Weighted
                   Number         Average      Average     Number       Average
   Range of     Outstanding      Remaining    Exercise  Exercisable    Exercise
Exercise Prices  at 6/30/99  Contractual Life  Price     at 6/30/99     Price

   $4.38 - 5.13     141,333      7.5 years      $4.92       77,333       $4.80
   $7.13             64,000      8.2 years      $7.13       21,333       $7.13
   $4.38 - 7.13     205,333      7.7 years      $5.61       98,666       $5.30

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued
                                  (unaudited)


          choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB 25. The Company accounts for stock options granted to employees of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan and the Non-employee Director Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

                                                         Quarter Ended June 30,
                                                         1999              1998

          Net loss - as reported                      $(345,751)       (942,252)
          Compensation expense - current
            quarter option grants                          -            (53,208)
          Compensation expense - prior
            period option grants                       (418,552)       (296,056)

          Net loss - pro forma                        $(764,303)     (1,291,516)
          Net loss per common share -
            as reported                                 $ (.02)          (.06)
          Net loss per common share -
            pro forma                                   $ (.05)          (.08)

          Future pro forma compensation cost for the remainder of the current fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

                                                        Pro Forma
                                                       Compensation
                                                         Expense

                                     2000               $1,138,810
                                     2001               $  571,974
                                     2002               $  439,741

          During the quarter ended June 30, 1999 the Company completed a private placement of 88,900 shares of common stock with an institutional investor. Cash proceeds to the Company, net of offering costs was $496,271.

          The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants issued remain outstanding as of June 30, 1999.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)

          In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of June 30, 1999.

          In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996. The warrants expire three years from the date of issuance. During May 1999, warrants to acquire 13,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $55,250. Warrants to acquire 32,000 shares at $4.25 per share remain outstanding as of June 30, 1999.

(11) The Company has historically derived significant revenue from a few key customers. The customers from which this revenue has been derived and the percentage of total revenue is summarized as follows:

                                                           Quarter Ended
                                                               June 30,
                                                            1999          1998
          Customer A                                   $ 1,141,489       543,563

          Percentage of total revenue                       20%             19%

          This  customer  also   represented  15%  and  11%  of  total  accounts
          receivable at June 30, 1999 and 1998, respectively.

          Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $88,262 and $95,987 for the quarter ended June 30, 1999 and 1998, respectively.

(12) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarters ended June 30, 1999 and 1998. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

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

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



          During the quarter ended June 30, 1999, intersegment sales or transfers were immaterial.

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

          The  following  table  summarizes   significant   financial  statement
          information for each of the reportable segments for the quarter ended June 30, 1999:

                                             Mechanical Electronic
                                 Technology   Products   Products       Total

         Revenue                $   540,608   1,411,500  3,812,303    5,764,411
         Interest income             15,549         847       -          16,396
         Interest expense           (10,978)    (50,069)   (56,105)    (117,152)
         Depreciation and
           amortization             (90,572)   (230,875)  (122,133)    (443,580)
         Goodwill amortization         -        (15,579)   (67,300)     (82,879)
         Equity in loss of
           Taiwan joint venture     (91,936)       -          -         (91,936)
         Equity in loss of
           Germany joint venture    (48,632)       -          -         (48,632)
         Segment earnings (loss)   (657,038)     10,582    300,705     (345,751)
         Segment assets           9,026,677   7,281,793 12,177,864   28,486,334
         Expenditures for
           segment assets       $   (54,517)     (7,297)   (44,836)    (106,650)

          The  following  table  summarizes   significant   financial  statement
          information for each of the reportable segments for the quarter ended June 30, 1998:

                                                          Mechanical Electronic
                                  Technology    Products   Products     Total

         Revenue                 $   645,890     665,397  1,541,494   2,852,781
         Interest income              39,606      13,697       -         53,303
         Interest expense            (15,378)    (22,537)   (15,707)    (53,622)
         Depreciation and
           amortization              (99,695)   (171,963)   (43,879)   (315,537)
         Goodwill amortization          -        (16,215)   (44,140)    (60,355)
         Equity in loss of
           Taiwan joint venture      (94,420)       -          -        (94,420)
         Segment earnings (loss)    (629,580)   (250,592)   (62,080)   (942,252)
         Segment assets            8,523,660   7,866,236  9,465,498  25,855,394
         Expenditures for
           segment assets        $  (178,250) (1,521,122)      -     (1,699,372)

(14)     Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


          Cash  and  cash   equivalents,   certificates  of  deposit,   accounts
          receivable and accounts payable and revolving line of credit:

          The carrying amounts approximate fair value because of the short maturity of these instruments.

         Long-term debt:

          The carrying amount of the Company's long-term debt approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to the Company providing comparable security to the lender.

(15)     Commitments and Contingencies

        Employment Agreements

          The Company has entered into employment agreement with three of its officers which expire December 31, 1999 and with one officer which expires March 31, 2001. The aggregate annual future compensation under these agreements through the expiration date is $535,407.

        Lease Commitments

          The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of June 30, 1999, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

                         2000               $    218,626
                         2001                    279,937
                         2002                    265,364
                         2003                    251,444
                         2004                    253,961
                         Thereafter              756,420

                                             $ 2,025,752

          Rental expense under these leases totaled approximately $71,793 and $42,362 for the quarter ended June 30, 1999 and 1998, respectively.

          Uncertainty due to Year 2000 Issue

          The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1,

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


          2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could affect the Company's ability to conduct normal business operations. There can be no assurance that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

(16)     Reporting Comprehensive Income

          The following table summarizes the Company's comprehensive loss for the quarter ended June 30, 1999 and 1998:

                                                  Quarter Ended June 30,
                                                 1999                1998

         Net loss                           $ (345,751)           (942,252)
         Other comprehensive income
           (loss) - translation
           adjustment                           40,936             (98,722)
         Income tax effect                        -                   -

         Comprehensive loss                 $ (304,815)         (1,040,974)

(17)     Acquisition of Franklin

          On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for cash and shares of the Company's common stock.

          The  acquisition  was  accounted  for  using  the  purchase  method of accounting. The unaudited pro forma revenue, net loss and loss per common share for the quarter ended June 30, 1999 and 1998 respectively, assuming the acquisition occurred on April 1, 1998 is as follows:

                                                       Quarter Ended June 30,
                                                       1999              1998

         Revenue                                    $ 5,764,411     $ 3,812,494
         Net loss                                      (345,751)       (905,804)
         Basic and diluted loss
           per common share                         $    (.02)      $    (.06)

          The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on April 1, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factor section of the Registration Statement on Form S-3 (File No. 333-78525) filed by the Company with the SEC, which identified important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including its ability to obtain additional financing, the Company's ability to integrate acquired businesses into existing operation, potential impacts from year 2000 issues and the possibility that product liability insurance may become unavailable. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

The Company's financial condition strengthened during the quarter ended June 30, 1999 due to the sale of 88,900 shares of common stock pursuant to an offering under Regulation D of the Securities Act of 1933, the issuance of common stock upon the exercise of outstanding common stock warrants and options, positive earnings before interest, taxes, depreciation and amortization ("EBITDA"). Cash proceeds to the Company from the Regulation D offering, net of offering costs, amounted to $496,271, cash proceeds received upon the exercise of outstanding common stock warrants and options amounted to $188,521 and EBITDA was $297,860. Primarily as a result of these events, shareholders' equity rose to $18,675,352 at June 30, 1999 from $17,116,124 at March 31, 1999. Working capital (the excess of current assets over current liabilities) rose to $2,586,145 at June 30, 1999 from $2,395,261 at March 31, 1999.

Accounts receivable rose $606,033 to $3,208,027 at June 30, 1999 from $2,601,994 at March 31, 1999. The increase is primarily attributable to record revenue levels achieved during the quarter.

Costs and estimated earnings on uncompleted contracts increased $177,444 to $350,901 at June 30, 1999 from the fiscal 1999 year end level of $173,457. The increase was due to the performance of a greater number of contract services programs milestone billing or payment on completion terms during the quarter. Estimated earnings on contracts in process declined to $244,848 at June 30, 1999 on costs incurred on contracts in process of $1,513,740 compared to estimated earnings on contracts in process of $285,804 on costs incurred on contracts in process of $1,457,955 at March 31, 1999. The decrease reflects lower margins on commercial product development programs, generally, and the effect of anticipated cost overruns on certain development projects being performed during the quarter.

Raw materials, and finished products inventories decreased by $384,742 and $95,253, respectively, to $1,820,300 and $35,046, respectively, at June 30, 1999. Raw materials inventory declined primarily as a result of inventory management initiatives implemented during the quarter at the Company's manufacturing units. Work in process inventories rose $92,939 to $545,592 at June 30, 1999. The increase is attributable to increased revenue levels at the Company's electronics product segment during the quarter.

Prepaid expenses declined to $209,064 at June 30, 1999 from $248,441 at March 31, 1999 reflecting the periodic expensing of prepaid insurance premium costs on the Company's commercial insurance coverage.

Other current assets rose $120,716 to $461,374 at June 30, 1999 reflecting increased amounts due from the Company's European joint venture for joint venture expenses advanced by the Company, on an unsecured basis, and reimbursable by the joint venture.

The Company invested $84,009 for the acquisition of property and equipment during the first quarter compared to $1,686,542 for the comparable quarter last year. The decrease in capital expenditures is primarily attributable to expenditures during the first quarter last year for manufacturing equipment to expand Unique Power Products manufacturing capabilities and construct a new manufacturing plant in Frederick, Colorado.

Investment in Taiwan joint venture declined to $1,544,432 at June 30, 1999 from $1,595,432 at the beginning of the fiscal year. The decrease is attributable to the Company's proportionate share of operating losses which amounted to $91,936 during the first quarter partially offset by a positive foreign currency translation adjustment of $40,936.

During the first quarter the Company issued 208,333 shares of common stock in exchange for a 33.6 percent ownership of share interest in Unique Mobility Europa GmbH, a newly formed German company organized to manufacture battery-electric, hybrid-electric and fuel cell electric vehicles. Europa was initially capitalized with DM 50,000 cash (US $9,572) and a contribution to surplus of 625,000 shares of Unique Mobility, Inc. common stock. In addition to the Company's contribution, Energy Conversion Devices, Inc. ("ECD") contributed 208,333 shares in exchange for a 33.2 percent share interest,
EV Global Motors Company ("EVG")  contributed 118,750 shares in exchange for a
19.0 percent share interest and Haco Trading Ltd. ("HACO") contributed 89,584 shares in exchange for a 14.2 percent share interest. The Company has recorded its investment in Europa under the equity method of accounting. Under the equity method of accounting, the Company will record its proportionate share of the earnings or losses of Europa in its statement of operations and as an increase or decrease, respectively, in the carrying value of its investment. As a result of this transaction and the recording of the Company's proportionate share of Europa's losses during the quarter, investment in Germany joint venture rose to $1,110,834. See also "Liquidity and Capital Resources" below.

Patent and trademark costs rose $15,810 to $702,005 at June 30, 1999 reflecting expenditures for the filing and maintenance of trademarks and patents during the quarter.

During the first quarter the Company acquired an approximately 9.5 percent participation in a $5.225 million convertible note receivable from Windermere Eco Development, Ltd. ("WED") held by EVG for $500,000 in cash received from a private placement of the Company's common stock. WED plans to develop Windermere Island in the Bahamas in an environmentally sensitive manner, including the showcasing of electric transportation on the island. The entire loan is convertible into approximately 50.4 percent of the total outstanding equity of WED. Therefore, if EVG converts the loan, the Company will have the right to receive approximately 4.82 percent of the equity of WED. As a result of this transaction, other assets increased to $527,455 at June 30, 1999.

Accounts payable declined $477,568 to $1,766,576 at June 30, 1999 from $2,244,144 at March 31, 1999. The decrease is primarily attributable to lower levels of raw material inventory purchases during the quarter.

Other current liabilities decreased $189,469 to $763,029 at the end of the first quarter from $952,498 at March 31, 1999. The decrease is primarily attributable to generally lower levels of accrued compensation, property taxes, professional fees and material purchases.

Revolving line-of-credit rose $585,000 to $1,685,000 at June 30, 1999 due to higher revenue levels during the quarter.

Long-term debt decreased $236,069 to $4,160,058 at June 30, 1998 reflecting principal repayments on the Company's term bank debt during the quarter.

Common stock and additional paid-in capital increased to $165,685 and $45,248,033 at June 30, 1999, respectively, compared to $162,230 and $43,412,390 at March 31, 1999. The increases were due to the sale of common stock to investors in the amount of $496,271; the issuance of common stock in exchange for a 33.6 percent ownership interest in UME in the amount of $1,149,894 and proceeds received upon the exercise of stock options and warrants of $188,521.

Results of Operations

Operations for the quarter ended June 30, 1999, resulted in a net loss of $345,751 or $.02 per share compared to a net loss of $942,252 or $0.06 per share for the quarter ended June 30, 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter improved by $810,598 to $297,860 or $0.02 per share compared to $(512,738) or $(0.03) per share for the first quarter last year of the increase in product sales, First quarter results included a one-time charge to earnings of $89,029 arising from settlement of a contract dispute and an income item from a prior period of $50,023 arising from a retroactive price increase to a mechanical products segment customer. The improvement in net loss and EBITDA for the quarter is generally attributable to higher revenue levels and margins in the Company's manufacturing operations.

Total revenue for the first quarter more than doubled to $5,764,411 compared to $2,852,781 for the comparable quarter last year. Contract services revenue rose $134,105 or 45 percent to $433,439 compared to $299,334 for the first quarter last year. The increase in contract services revenue is attributable to improved demand for development projects. Product sales more than doubled to $5,330,972 for the quarter compared to $2,553,447 for the comparable quarter last year. Mechanical product segment sales during the first quarter more than doubled to $1,411,500 from $665,397 for the first quarter last year. The increase in revenue is attributable to motor production operations which had not been launched during the first quarter last year. Similarly, electronic product segment sales more than doubled to $3,812,303 from $1,541,494 for the first quarter last year.

Gross profit margins for the first quarter improved to 15.5 percent compared to Gross profit margins of 14.6 percent for the comparable quarter last year. Gross profit margin on contract services was a negative 2.3 percent for the quarter ended June 30, 1999 compared to 12.9 percent for the first quarter last year. The decline in gross profit margin on contract services during the first quarter is attributable to cost overruns on various development programs which negatively impacted margins and generally lower margins on commercial development programs. Gross profit margins on product sales during the first quarter improved to 17.0 percent compared to gross profit margins of 14.8 percent for the comparable quarter last year. The increase in margins on product sales is primarily attributable improved product mix and pricing in the Company's mechanical product segment.

Research and development expenditures during the first quarter declined to $26,179 compared to $277,448 for the quarter ended June 30, 1998. The decrease is attributable to lower levels of internally-funded and cost-share type development programs and the only nominal expenditures for production engineering activities this quarter on wheelchair motors compared to significant expenditures in the first quarter of last year.

General and administrative expense for the quarter ended June 30, 1999 declined to $819,995 compared to $847,204 for the comparable quarter last year. The decrease is attributable to lower general and administrative expenses in the Company's technology and mechanical product segments. The lower levels of general and administrative expenses in these segments is generally attributable to lower staffing levels and the effect of cost reduction measures implemented during the third quarter last year.

Interest income decreased to $16,396 for the quarter ended June 30, 1999 compared to $53,303 for the quarter ended June 30, 1998. The decrease is attributable to lower levels of invested cash.

Interest expense was $117,152 for the first quarter, an increase of $63,530 over the comparable amount for the first quarter last year. The increase is attributable to increased levels of borrowing on the Company's revolving line-of-credit and increased levels of long-term debt.

Equity in loss of Taiwan joint venture declined to $91,936 for the quarter ended June 30, 1999 compared to $94,420 for the quarter ended June 30, 1998. The decrease is due to increasing revenue at Taiwan UQM coincident with the launch of manufacturing operations.

Equity in loss of Germany joint venture was $48,632 for the first quarter reflecting the Company's proportionate share of the losses of Europa which commenced operations during the quarter.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter of Fiscal 1999 were adequate to meet operating needs. Net cash used by operating activities was $788,267 for the quarter ended June 30, 1999 versus $909,206 for the comparable prior year quarter. The composition of cash used by operations for the first quarter consisted primarily of the application of cash to fund higher levels of accounts receivable and costs incurred on uncompleted contracts, which accounted for $783,477 used by operations and the reduction of trade accounts payable and other accrued liabilities which accounted for $667,037 of cash used by operations. By comparison, during the first quarter last year, approximately two-thirds of the cash used by operations was expended to fund operating losses incurred during the quarter. Cash requirements throughout the quarter were funded through the sale of common stock to investors, cash received upon the exercise of outstanding common stock warrants and options and borrowings on the Company's bank facilities. At June 30, 1999, the Company had approximately $1.5 million of borrowing availability on its lines-of-credit with commercial banks.

Taiwan UQM and Europa incurred net losses during the first quarter of which the Company's proportionate share totaled $140,568. Further losses or capital expenditures by Taiwan UQM could result in capital calls by Taiwan UQM at a future date. Capital calls by Taiwan UQM can be made only by unanimous vote of their Board of Directors, of which the Company holds two seats. A capital call by Taiwan UQM would require the Company to either fund its proportionate share or suffer a dilution of its ownership interest. Europa does not currently possess the financial resources to complete its business plan. Europa expects to finance its future operations through the issuance of equity or debt securities or a combination of both. There can, however, be no assurance that Europa can secure additional capital on terms acceptable to Europa. The Company is not obligated to participate in the future funding of Europa should additional capital not be obtained. However, in the event Europa obtains additional capital and the Company chooses not to participate proportionately, the Company would incur a dilution in its ownership interest. In the event Europa does not obtain additional capital, the Company may incur a partial or total loss of its investment in Europa.

The Company believes that existing cash balances and available bank facilities are sufficient to fund its operating requirements over the near term.

For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for gear and component assemblies manufacture design and introduce new products for manufacture, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.

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

As part of the Company's Year 2000 compliance evaluation, the Company began contacting key suppliers and customers during the fourth calendar quarter of 1998 to determine the extent to which the Company is vulnerable to third parties failures to remediate their Year 2000 compliance issues. The Company has contacted all key suppliers and customers. However, the Company cannot guarantee or assure you that the systems of other companies that we rely on, such as suppliers of raw materials, electricity providers and other similar suppliers, or the customers who buy products from us, will effectively address their Year 2000 issues. In the event these suppliers and customers experience a disruption in their operations or cease operations indefinitely as a result of not addressing their Year 2000 issues, our operations could be significantly impacted including the temporary or permanent cessation of operations.

Costs to Address the Year 2000 Issue

The total cost to address the Year 2000 issue, including the cost of Company personnel and outside vendors and consultants is expected to be less than $50,000. To date the Company has spent less than $20,000 to evaluate and address the Year 2000 Issue.

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

PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of June 30, 1999.

Item 4.  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Unique Mobility, Inc. was held on August 11, 1999. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1:     Election of Directors

                                                                        Withhold
                                                      For              Authority

   Ray A. Geddes                                  11,968,548           1,557,722
   William G. Rankin                              13,011,031             515,239
   J. B. Richey                                   12,950,119             576,151
   Michael G. Franklin                            13,005,131             521,139
   Ernest H. Drew                                 13,596,705                 -0-

   Broker non-votes on Messrs. Geddes, Rankin, Richey and Franklin were: 70,435


Proposal 2: Proposal to ratify the  appointment  of KPMG Peat Marwick LLP as the
            Independent Auditors of the Company.

           For                             Against                    Abstain

       13,405,118                           65,808                     55,344

   Broker non-votes on proposal 2 were: 70,435


Proposal 3: Proposal to increase the number of shares  available for grant under the Unique Mobility, Inc. 1992 Stock Option Plan from 4 million to 5 million shares.

           For                             Against                    Abstain

        4,812,780                        3,370,804                    138,979

        Broker non-votes on proposal 3 were: 5,274,142


Proposal 4: Proposal to amend the articles of  incorporation  to authorize a new class of 10 million shares of preferred stock.

           For                             Against                    Abstain

        4,948,983                        2,901,011                    128,337

        Broker non-votes on proposal 4 were: 5,618,374


Total votable shares: 16,568,522

Total shares represented in person and by proxy: 13,596,705

Percentage of votable shares voted: 82.06%


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27 Financial data schedule

     (b) Reports on Form 8-K

          Current Report dated May 11, 1999 regarding the formation of Unique Mobility Europa GmbH.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Unique Mobility, Inc.
                              Registrant

Date: August 12, 1999         By:/s/ Donald A. French
                              Donald A. French
                              Treasurer
                              (Principal Financial and
                              Accounting Officer)