Form 10-Q
period 1999-09-30
UNIQUE MOBILITY INC
filed 1999-11-15
CIK 315449

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

                For the quarterly period ended September 30, 1999

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at November 11, 1999, was 16,574,769.

                         PART I - FINANCIAL INFORMATION
                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                            September 30,             March 31,
Assets                                          1999                    1999
                                             (unaudited)
Current assets:
     Cash and cash equivalents              $ 1,161,803               1,537,453
   Accounts receivable (note 11)              3,171,198               2,601,994
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                   176,952                 173,457
   Inventories (note 4)                       2,704,504               2,787,994
   Prepaid expenses                             212,690                 248,441
   Other                                        506,337                 340,658

           Total current assets               7,933,484               7,689,997

Property and equipment, at cost:
   Land (note 9)                                444,480                 444,480
   Building (note 9)                          2,675,763               2,675,763
   Molds                                        102,113                 102,113
   Transportation equipment                     212,530                 195,890
   Machinery and equipment (note 9)          10,292,560              10,098,430
                                             13,727,446              13,516,676
   Less accumulated depreciation             (4,518,238)             (3,643,341)

           Net property and equipment         9,209,208               9,873,335

Investment in Taiwan joint venture (note 5)        -                  1,595,432

Investment in EV Global (note 6)                   -                  1,000,000

Patent and trademark costs, net of
  accumulated amortization of $104,533
  and $90,869                                   704,669                 686,195

Goodwill, net of accumulated amortization
  of $490,363 and $324,318                    6,161,796               6,327,841

Other assets                                     24,205                  33,778

                                           $ 24,033,362              27,206,578

                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



                                           September 30,              March 31,
Liabilities and Stockholders' Equity           1999                     1999
                                            (unaudited)
Current liabilities:
   Accounts payable                        $  2,065,696               2,244,144
   Other current liabilities (note 8)         1,325,009                 952,498
   Current portion of long-term
     debt (note 9)                              945,320                 928,701
   Revolving line-of-credit (note 9)          1,655,000               1,100,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                         190,962                  69,393

          Total current liabilities           6,181,987               5,294,736

Long-term debt, less current portion
  (note 9)                                    3,916,219               4,396,127

          Total liabilities                  10,098,206               9,690,863

Minority interest in consolidated
  subsidiary                                    402,811                 399,591

Stockholders' equity (note 10):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 16,573,026 and
     16,222,932 shares issued                   165,730                 162,230
   Additional paid-in capital                45,275,395              43,412,390
   Accumulated deficit                      (31,094,751)            (25,552,794)
   Accumulated other comprehensive loss        (384,300)               (451,639)
   Notes receivable from officers              (429,729)               (454,063)

          Total stockholders' equity         13,532,345              17,116,124

Commitments (notes 9 and 15)


                                           $ 24,033,362              27,206,578

See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                        Quarter Ended       Six Months Ended
                                        September 30,         September 30,
                                       1999       1998       1999       1998
Revenue (note 11):
   Contract services               $   381,984    445,994    815,423    745,328
   Product sales                     4,952,179  2,941,800 10,283,151  5,495,247
                                     5,334,163  3,387,794 11,098,574  6,240,575

Operating costs and expenses:
   Costs of contract services          294,017    437,279    737,444    698,070
   Costs of product sales            4,199,503  2,975,567  8,625,924  5,150,515
   Research and development            108,267    173,274    134,446    450,722
   General and administrative        1,481,527    948,753  2,355,528  1,856,892
   Write-down of investments         4,104,628       -     4,104,628       -
   Amortization of goodwill             83,166     80,518    166,045    140,873
                                    10,271,108  4,615,391 16,124,015  8,297,072

           Operating loss           (4,936,945)(1,227,597)(5,025,441)(2,056,497)

Other income (expense):
   Interest income                      21,759     27,282     38,155     80,585
   Interest expense                   (122,787)  (101,628)  (239,939)  (155,250)
   Equity in loss of Taiwan joint
     venture (note 5)                  (94,602)  (105,869)  (186,538)  (200,289)
    Equity in loss of Germany joint
      venture (note 7)                 (45,000)      -       (93,632)      -
   Minority interest share of
     earnings of consolidated
     subsidiary                        (18,631)   (17,381)   (36,893)   (35,994)
   Other                                  -         2,389      2,331      2,389
                                      (259,261)  (195,207)  (516,516)  (308,559)

           Net loss                $(5,196,206)(1,422,804)(5,541,957)(2,365,056)

           Net loss per common share
             basic and diluted       $ (.31)      (.09)      (.33)      (.15)

Weighted average number of shares
  of common stock outstanding
  (note 12)                         16,572,161 15,925,669 16,484,458 15,834,864


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                          1999          1998

Cash flows used by operating activities:
  Net loss                                           $(5,541,957)    (2,365,056)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Write-down of investments                        4,104,628           -
      Depreciation and amortization                    1,054,606        808,013
      Minority interest share of earnings of
        consolidated subsidiary                           36,893         35,994
      Noncash compensation expense for common stock
        issued for services                               15,618         19,000
      Equity in loss of Taiwan joint venture             186,538        200,289
      Equity in loss of Germany joint venture             93,632           -
      Gain on sale of property and equipment                -            (2,900)
      Change in operating assets and liabilities:
        Accounts receivable and costs and estimated
          earnings in excess of billings on
          uncompleted contracts                         (572,699)       103,559
        Inventories                                       83,490     (1,123,596)
        Prepaid expenses and other current assets       (176,780)        83,940
        Accounts payable and other current liabilities   194,063        606,655
        Billings in excess of costs and estimated
          earnings on uncompleted contracts              121,569        181,475


            Net cash used by operating activities       (400,399)    (1,452,627)

Cash used by investing activities:
   Cash paid for acquisition of subsidiary, net             -        (3,848,640)
   Acquisition of property and equipment                (210,770)    (2,458,251)
   Proceeds from sale of assets                             -             2,900
   Increase in patent and trademark costs                (32,138)       (62,000)
   Investment in other long-term assets                 (515,708)          -

             Net cash used by investing activities   $  (758,616)    (6,365,991)




                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

                                                         Six Months Ended
                                                            September 30,
                                                          1999          1998

Cash provided by financing activities:
  Proceeds from borrowings                          $    57,166       4,061,635
  Repayment of debt                                    (520,455)     (3,011,877)
  Net borrowings on revolving line-of-credit            555,000         956,329
  Proceeds from sale of common stock, net               491,300           8,308
  Issuance of common stock upon exercise of
    employee options, net of repayments                 159,670         148,177
  Issuance of common stock under employee stock
    purchase plan                                        19,107           3,849
  Issuance of common stock upon exercise of warrants     55,250         193,375
  Distributions paid to holders of minority interest    (33,673)        (33,674)

              Net cash provided by financing
                activities                              783,365       2,326,122

Decrease in cash and cash equivalents                  (375,650)     (5,492,496)

Cash and cash equivalents at beginning of period      1,537,453       7,005,533

Cash and cash equivalents at end of period          $ 1,161,803       1,513,037

Interest paid in cash during the period             $   251,790         136,122

Non-cash investing and financing transactions:

Cumulative translation adjustments of $67,339 and $(99,519) were recorded for the six months ended September 30, 1999 and 1998, respectively.

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

In accordance with the provisions of the Company's stock option plans, the Company may and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the six months ended September 30, 1998, the Company issued 71,900 shares of common stock for an aggregate exercise price of $69,176 for which the Company received promissory notes for the same amount.


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

(3) The estimated period to complete contracts in process ranged from one to twenty-two months at September 30, 1999, and from one to seven months at March 31, 1999. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within twenty-two months. Contracts in process consist of the following:

                                          September 30, 1999     March 31, 1999
                                              (unaudited)

         Costs incurred on uncompleted
           contracts                         $   530,905              1,457,955
         Estimated earnings                      117,864                285,804
                                                 648,769              1,743,759
         Less billings to date                  (662,779)            (1,639,695)

                                             $   (14,010)               104,064
         Included in the accompanying
           balance sheets as follows:
               Costs and estimated earnings
                in excess of billings on
                uncompleted contracts        $   176,952                173,457
              Billings in excess of costs
             and estimated earnings on
             uncompleted contracts              (190,962)               (69,393)

                                             $   (14,010)               104,064

 (4)     Inventories consist of:
                                          September 30, 1999      March 31, 1999
                                              (unaudited)

      Raw materials                          $ 2,148,469              2,205,042

      Work in process                            484,828                452,653

      Finished products                           71,207                130,299

                                             $ 2,704,504              2,787,994

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(5)  Investment in Taiwan Joint Venture

On January 29, 1994, the Company, Kwang Yang Motor Co., Ltd., and Turn-Luckily Technology Co., Ltd., entered into a joint venture agreement providing for the formation, funding and operation of Taiwan UQM Electric Co., Ltd., a company organized under the laws of the Republic of China. Taiwan UQM was incorporated in April 1995. The Company owns a 38-1/4 percent interest in Taiwan UQM which was acquired through an initial investment of $45,082. In 1995 and 1996 the Company invested an additional $2,748,778 pursuant to capital calls by Taiwan UQM's Board of Directors, raising its aggregate investment since inception to $2,793,860.

     Since inception, Taiwan UQM has incurred substantial operating losses and the Company has reported its proportionate share of such losses and foreign exchange rate fluctuations as a reduction in the recorded value of its investment in Taiwan UQM under the equity method of accounting. Because of continued operating losses at September 30, 1999 the Company evaluated this investment relative to its potential to achieve profitable operations over the near-term and the Company's potential to recover the recorded value of its investment. Based on its assessment of these factors and the uncertainty of recovering its investment, on September 30, 1999 the Company wrote down the carrying value of this investment from $1,476,233 to zero. The Company does not intend to make any further investments in Taiwan UQM and through its participation on Taiwan UQM's Board of Directors has the ability to restrict or prevent future capital calls by Taiwan UQM.

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

     Because of continuing operating losses reported by these investees at September 30, 1999 the Company evaluated these investments relative to their potential to achieve profitable operations over the near-term and the Company's potential to recover the carrying value of each asset. Based on its assessment of these factors, on September 30, 1999 the Company wrote down the carrying value of EV Global from $1,000,000 to zero and the carrying value of the WED note receivable from $515,708 to zero.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(7)  Investment in Germany Joint Venture

     In May, 1999, the Company and three other entities formed a German private company, Unique Mobility Europa GmbH (Europa), to develop and manufacture a battery-electric cargo and passenger vehicle. Europa was initially capitalized with DM50,000 cash (US $9,572) and a contribution to surplus of 625,000 shares of Unique Mobility, Inc. common stock, of which 208,333 were newly issued shares contributed by the Company in exchange for 33.6 percent ownership interest in Europa.

     On October 8, 1999 the Company entered into an agreement with the Shareholder's of Europa providing for the reduction of its ownership percentage to 5.9 percent in exchange for a funding commitment from one of the shareholders in the amount of DM 3 million (USA $1,630,200) and the reimbursement of $400,000 of organization costs incurred by the Company on behalf of Europa. As a result of this agreement and the Company's assessment of the potential for Europa to achieve profitable operations over the near-term and the Company's potential to recover the carrying value of its investment at September 30, 1999 the Company wrote down the carrying value of its investment from $1,112,687 to zero.

(8)  Other current liabilities consist of:

                                                   September 30,      March 31,
                                                       1999             1999
                                                    (unaudited)

       Accrued interest                            $    24,240         28,623
       Accrued legal and accounting fees                55,484         66,205
       Accrued payroll, consulting, personal
         property taxes and real estate taxes          385,539        268,729
       Accrued executive compensation                  324,866           -
       Accrued material purchases                      325,438        285,722
       Other                                           209,442        303,219

                                                   $ 1,325,009        952,498

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(9)      Long-term debt consists of:
                                                         September 30, March 31,
                                                            1999         1999
                                                         (unaudited)

      Note payable to bank, payable in monthly
        installments with interest at 8.65%; matures
        July 2003; secured by land and building        $   888,158     903,338
      Note payable to bank, payable in monthly
        installments with interest at 9.1%; matures
        October 2007; secured by land and building         650,353     676,652
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        October 2001; April, May, October and
        December 2005; secured by equipment              1,323,780   1,451,242
      Note payable to bank, payable in monthly
        installments with interest at 8.125%; matures
        July 2001; secured by accounts receivable,
        inventory and equipment                            572,917     729,167
      Note payable to bank, payable in monthly
        installments with interest at 7.70%; matures
        March 2004; secured by equipment                 1,370,682   1,500,000
      Note payable to bank, payable in monthly
        installments with interest at 9.50%;
        matures June 2006; secured by equipment             55,649        -
      Note payable to commercial lender, payable in
        monthly installments with interest at 6.38%;
        matures October 1999                                  -         50,648
      Capital lease obligation                                -         13,781
                Total long-term debt                     4,861,539   5,324,828
      Less current portion                                 945,320     928,701

                Long-term debt, less current portion   $ 3,916,219   4,396,127

     Certain of the above loan agreements require the Company to achieve specific financial and operating requirements. As of September 30, 1999, the Company was in compliance with all covenants.

     The annual aggregate maturities of long-term debt for the reminder of this fiscal year and for each of the next five fiscal years and thereafter are as follows:

                         2000       $   465,412
                         2001           965,656
                         2002           762,854
                         2003           609,482
                         2004           661,616
                         2005           351,385
                         Thereafter   1,045,134

                                    $ 4,861,539

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     Lines of credit

     At September 30, 1999, the Company has lines of credit of $.75 million and $2.5 million with available borrowing capacity of $.75 million and $.845 million, respectively. The $.75 million line of credit expires in October 2000. The $2.5 million line of credit is due on demand, but if no demand is made, it is due August 15, 2000. Interest on the lines of credit is payable monthly at prime plus .75% (9.00% at September 30, 1999) and prime less .50% (7.75% at September 30, 1999), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

(10) Common Stock Options and Warrants

     Incentive and Non-Qualified Option Plans

     The Company has reserved 6,104,000 shares of common stock for key employees, consultants and key suppliers under its Incentive and Non-Qualified Option Plans of 1992 and 1982. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 1,000,000 options. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

     The following table summarizes activity under the plans for the six months ended September 30, 1999:
                                                  Shares Under  Weighted-Average
                                                     Option      Exercise Price

         Outstanding at March 31, 1999             3,037,554          5.49
         Granted                                      50,000          4.38
         Exercised                                   (34,845)         3.88
         Forfeited                                   (70,800)         6.31

         Outstanding at September 30, 1999         2,981,909        $ 5.47

         Exercisable at September 30, 1999         1,907,497        $ 5.43

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table presents summarized information about stock options outstanding at September 30, 1999:

                            Options Outstanding           Options Exercisable
                                Weighted       Weighted                 Weighted
                   Number        Average        Average     Number       Average
   Range of     Outstanding     Remaining      Exercise  Exercisable    Exercise
Exercise Prices   at 9/30/99 Contractual Life    Price     at 9/30/99     Price

 $0.50 - 1.00       23,959      1.4 years       $0.75        23,959      $0.75
 $2.25 - 3.31      528,473      6.3 years       $3.06       393,649      $2.98
 $3.50 - 5.00    1,140,994      6.8 years       $4.24       601,097      $4.10
 $5.38 - 8.13    1,288,483      6.3 years       $7.65       888,792      $7.53
 $0.50 - 8.13    2,981,909      6.5 years       $5.47     1,907,497      $5.43

     Non-Employee Director Stock Option Plan

     In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. Directors electing options grants in lieu of cash compensation may elect option periods ranging from three years to ten years, and must elect to receive options at least six months prior to the anticipated grant date. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options vest ratably over a three-year period beginning one year from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

     The following table presents summarized activity under the plan for the six months ended September 30, 1999:

                                                                    Weighted
                                                 Shares Under        Average
                                                    Option        Exercise Price

         Outstanding at March 31, 1999             253,333            5.66
         Granted                                     9,275            4.25
         Forfeited                                 (48,000)           5.88

         Outstanding at September 30, 1999         214,608           $5.55

         Exercisable at September 30, 1999         141,333           $5.54

     The following table presents summarized information about stock options outstanding for non-employee directors:

                            Options Outstanding           Options Exercisable
                                 Weighted      Weighted                Weighted
                   Number        Average        Average     Number      Average
    Range of     Outstanding     Remaining     Exercise  Exercisable   Exercise
 Exercise Prices   at 9/30/99 Contractual Life  Price     at 9/30/99     Price

 $4.25 - 5.13      150,608      7.5 years       $4.88        98,666      $4.85
 $7.13              64,000      7.9 years       $7.13        42,667      $7.13
 $4.25 - 7.13      214,608      7.6 years       $5.55       141,333      $5.54

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

                                     Quarter Ended          Six Months Ended
                                     September 30,            September 30,
                                   1999         1998         1999        1998

Net loss - as reported         $(5,196,206) (1,422,804)  (5,541,957) (2,365,056)
Compensation expense - current
  option grants                     (1,250)    (50,094)      (1,250)   (100,189)
Compensation expense - prior
  period option grants            (398,103)   (334,752)    (816,655)   (669,505)

Net loss - pro forma           $(5,595,559) (1,807,650)  (6,359,862) (3,134,750)
Net loss per common share -
  as reported                    $ (.31)       (.09)        (.33)       (.15)
Net loss per common share -
  pro forma                      $ (.34)       (.11)        (.39)       (.20)

     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:


                                         Quarter Ended         Six Months Ended
                                         September 30,           September 30,
                                       1999         1998        1999       1998

Expected volatility                    46.5%        48.3%       46.5%      48.4%
Expected dividend yield                 0.0%         0.0%        0.0%       0.0%
Risk free interest rate                 6.3%         4.5%        6.3%       5.4%
Expected life of option granted 3 years 6 years 3 years 6 years Fair value of options granted as computed under the Black
  Scholes option pricing model     $1.62 per    $2.61 per   $1.62 per  $3.76 per
                                       share        share       share      share

     Future pro forma compensation cost for the remainder of the current fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

                                   Pro Forma
                                 Compensation
                                    Expense

                        2000      $ 726,671
                        2001      $ 584,800
                        2002      $ 452,567
                        2003      $   1,250

     During June 1999, the Company completed a private placement of 88,900 shares of common stock with an institutional investor. Cash proceeds to the Company, net of offering costs was $491,300.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and a warrant to purchase a common share at an exercise price of $8.00 per share for a term of two years. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. All of the warrants issued remain outstanding as of September 30, 1999.

     In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Compan's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. Warrants to acquire 73,875 shares of the Company's common stock at $3.50 per share remain outstanding as of September 30, 1999.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996. The warrants expire three years from the date of issuance. During May 1999, warrants to acquire 13,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $55,250. The remaining 32,000 shares at $4.25 per share expired unexercised during the quarter ended September 30, 1999.

(11) The Company has historically derived significant revenue from one key customer. The customer from which this revenue has been derived and the percentage of total revenue for the quarter ended September 30, 1999 and 1998 was $1,237,461 or 23%, and $618,502 or 18%, respectively, and
     $2,378,950 or 21% and $1,162,261 or 19% for the six months ended September 30, 1999 and 1998, respectively.

     This customer also represented 19% and 29% of total accounts receivable at September 30, 1999 and 1998, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $134,935 and $217,007 for the quarter ended September 30, 1999 and 1998, respectively, and $393,206 and $332,963 for the six months ended September 30, 1999 and 1998, respectively.

(12) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and six months ended September 30, 1999 and 1998.

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

     During the quarter and six months ended September 30, 1999, intersegment sales or transfers were immaterial. The salaries of the executive officers and corporate general and administrative expense is allocated entirely to the technology segment.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended September 30, 1999:

                                          Mechanical    Electronic
                               Technology  Products      Products        Total

     Revenue                  $   509,255  1,017,904    3,807,004     5,334,163
     Interest income               20,331      1,428         -           21,759
     Interest expense             (12,148)   (49,832)     (60,807)     (122,787)
     Depreciation and
       amortization               (90,537)  (232,309)    (122,135)     (444,981)
     Write-down of
       investments             (4,104,628)      -            -       (4,104,628)
     Goodwill amortization           -       (15,579)     (67,587)      (83,166)
     Equity in loss of
       Taiwan joint venture       (94,602)      -            -          (94,602)
     Equity in loss of
        Germany joint venture     (45,000)      -            -          (45,000)
     Segment earnings (loss)   (5,013,669)  (385,388)     202,851    (5,196,206)
     Segment assets             4,631,755  6,781,661   12,619,946    24,033,362
     Expenditures for
       segment assets         $   (97,544)    (9,765)     (28,949)     (136,258)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended September 30, 1998:

                                          Mechanical    Electronic
                               Technology  Products      Products        Total

     Revenue                  $   493,795    537,849    2,356,150     3,387,794
     Interest income               19,601      7,681         -           27,282
     Interest expense             (17,571)   (47,233)     (36,824)     (101,628)
     Depreciation and
       amortization              (100,338)  (185,448)     (65,817)     (351,603)
     Write-down of
        investments                  -          -            -             -
     Goodwill amortization           -       (14,308)     (66,210)      (80,518)
     Equity in loss of
       Taiwan joint venture      (105,869)      -            -         (105,869)
     Equity in loss of
       Germany joint venture         -          -            -             -
     Segment loss                (856,280)   418,138)    (148,386)   (1,422,804)
     Segment assets             7,830,670  8,136,627    9,718,383    25,685,680
     Expenditures for
       segment assets         $  (178,608)  (504,269)    (138,002)     (820,879)

     The following table summarizes significant financial statement information for each of the reportable segments for the six months ended September 30, 1999:

                                           Mechanical   Electronic
                               Technology   Products     Products        Total

     Revenue                  $ 1,049,863  2,429,404     7,619,307   11,098,574
     Interest income               35,880      2,275          -          38,155
     Interest expense             (23,126)   (99,901)     (116,912)    (239,939)
     Depreciation and
       amortization              (181,109)  (463,184)     (244,268)    (888,561)
     Write-down of
       investments             (4,104,628)      -             -      (4,104,628)
     Goodwill amortization           -       (31,158)     (134,887)    (166,045)
     Equity in loss of
       Taiwan joint venture      (186,538)      -             -        (186,538)
     Equity in loss of
       Germany joint venture      (93,632)      -             -         (93,632)
     Segment earnings (loss)   (5,670,707)  (374,806)      503,556   (5,541,957)
     Segment assets             4,631,755  6,781,661    12,619,946   24,033,362
     Expenditures for
       segment assets         $  (152,061)   (17,062)      (73,785)    (242,908)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table summarizes significant financial statement information for each of the reportable segments for the six months ended September 30, 1998:

                                           Mechanical    Electronic
                               Technology   Products      Products        Total

     Revenue                  $ 1,139,685  1,203,246     3,897,644    6,240,575
     Interest income               59,207     21,378          -          80,585
     Interest expense             (32,949)   (69,770)      (52,531)    (155,250)
     Depreciation and
       amortization              (200,033)  (357,411)     (109,696)    (667,140)
     Write-down of
       investments                   -          -             -            -
     Goodwill amortization           -       (30,523)     (110,350)    (140,873)
     Equity in loss of
       Taiwan joint venture      (200,289)      -             -        (200,289)
     Equity in loss of
       Germany joint venture         -          -             -            -
     Segment loss              (1,485,860)  (668,730)     (210,466)  (2,365,056)
     Segment assets             7,830,670  8,136,627     9,718,383   25,685,680
     Expenditures for
       segment assets         $  (356,858) (2,025,391)    (138,002)  (2,520,251)

(14) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable and revolving line of credit:

     The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term debt:

     The carrying amount of the Company's long-term debt approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to the Company providing comparable security to the lender.

(15) Commitments and Contingencies

     Employment Agreements

     The Company has entered into employment agreement with three of its officers which expire December 31, 1999 and with one officer which expires March 31, 2001. One of the officers has announced his intention to retire at December 31, 1999. The compensation due this officer under the provisions of his employment agreement is $324,866 which has been recorded in the Company's

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     operating results for the quarter ended September 30, 1999. The aggregate annual future compensation under these agreements, through their expiration date, excluding the aforementioned retirement payment, is $353,858.

     Lease Commitments

     The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of September 30, 1999, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and for each of the next five fiscal years and thereafter are as follows:

                        2000         $    146,833
                        2001              279,937
                        2002              265,364
                        2003              251,444
                        2004              253,961
                        2005              252,144
                        Thereafter        504,276

                                      $ 1,953,959

     Rental expense under these leases totaled $71,793 and $63,543 for the quarter ended September 30, 1999 and 1998, respectively and approximately $143,586 and $105,905 for the six months ended September 30, 1999 and 1998, respectively.

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

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(16) Reporting Comprehensive Income

     The following table summarizes the Company's comprehensive loss for the quarter and six months ended September 30, 1999 and 1998:

                                  Quarter Ended            Six Months Ended
                                  September 30,               September 30,
                                1999          1998         1999         1998

     Net loss              $ (5,196,206)   (1,422,804)  (5,541,957)  (2,365,056)
     Other comprehensive
       earnings (loss) -
       translation
       adjustment                26,403          (797)      67,339      (99,519)
     Income tax effect             -             -            -            -

     Comprehensive loss    $ (5,169,803)   (1,423,601)  (5,474,618)  (2,464,575)

(17) Acquisition of Franklin Manufacturing Company

     On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for cash and shares of the Company's common stock.

     The acquisition was accounted for using the purchase method of accounting. The unaudited pro forma revenue, net loss and loss per common share for the six months ended September, 1999 and 1998 respectively, assuming the acquisition occurred on April 1, 1998 is as follows:

                                         Six Months Ended September 30,
                                            1999                 1998

     Revenue                            $ 11,098,574           7,200,288
     Net loss                             (5,541,957)         (2,328,644)
     Basic and diluted loss
       per common share                  $    (.33)               (.15)

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on April 1, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. Examples of forward-looking statements are statements of the Company's expectations regarding future financial results and its ability to further commercialize its technology and increase its manufacturing activities. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section of the Registration Statement on Form S-3 (File No. 333-78525) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Compan's ability to become profitable and its ability to obtain additional financing, the Company's reliance on major customers and suppliers, potential impacts from Year 2000 issues and the possibility that product liability insurance may become unavailable. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.


Financial Condition

Cash and cash equivalents at September 30, 1999 was $1,161,803 and working capital (the excess of current assets over current liabilities) was $1,751,497 compared with $1,537,453 and $2,395,261,respectively, at March 31, 1999.

Accounts receivable rose $569,204 to $3,171,198 at September 30, 1999 from $2,601,994 at March 31, 1999. The increase is primarily attributable to the higher levels of revenue during the quarter and six months ended September 30, 1999.

Inventories declined $83,490 to $2,704,504 at September 30, 1999 from $2,787,994 at March 31, 1999 reflecting decreases in raw material and finished good inventories resulting from execution of inventory management initiatives throughout the first half.

Prepaid expenses declined to $212,690 at September 30, 1999 from $248,441 at March 31, 1999 reflecting the periodic expensing of prepaid insurance premium costs on the Company's commercial insurance coverage.

Other current assets rose $165,679 to $506,337 at September 30, 1999 from $340,658 at March 31, 1999 reflecting payment of expenses on behalf of Unique Mobility Europa GmbH (Europa) throughout the period.

The Company invested $126,761 and $210,770 for the acquisition of property and equipment during the quarter and six months ended September 30, 1999, respectively, compared to $771,709 and $2,458,251 for the quarter and six months ended September 30, 1998, respectively. The decreases reflect higher levels of capital expenditures in the comparable prior year periods arising from investments in manufacturing equipment and the construction of a manufacturing plant by the mechanical products segment, investments in manufacturing equipment and tooling by the electronic products segment, and investments in equipment by the technology segment.

During the quarter ended September 30, 1999, the Company evaluated its investments in Taiwan UQM Electric Co., Ltd. (Taiwan UQM), Europa and EV Global Motors Co. (EVG) and a participation interest in a note receivable from Windermere Eco Development Limited (WED). Each investment was evaluated relative to its potential to achieve profitable operations over the near term and the Company's ability to recover the carrying value of its investment in each entity. In conducting this evaluation, the Company considered such factors as each company's history of operating losses, capital resources required to execute each company's business plan, the availability of third-party funding, development and strength of commercial markets for each company's products or proposed products, competition within such markets and the liquidity of the investment market for each company's securities. Based on this evaluation, the Company reduced the carrying value of each of these investments to zero effective September 30, 1999. See also notes 5, 6 and 7 to the Consolidated Financial Statements.

Investment in Taiwan joint venture declined $1,595,432 to zero at September 30, 1999 reflecting the Company's proportionate share of operating losses during the quarter and six months ended September 30, 1999 of $94,602 and $186,538, respectively, and the Company's impairment of the remaining carrying value of this investment of $1,476,233. See also note 5 to the Consolidated Financial Statements.

During the first quarter the Company issued 208,333 shares of common stock with a fair market value of $1,149,894 and $9,572 of cash in exchange for a 33.6 percent ownership of share interest in Europa. During the quarter and six months ended September 30, 1999 the Company recorded its proportionate share of the operating losses of Europa amounting to $45,000 and $93,632, respectively. On October 8, 1999, the Company entered into an agreement with the shareholder's of Europa providing for the reduction of its ownership interest to 5.9 percent in exchange for a funding commitment from one of the shareholders in the amount of DM 3,000,000 (USD$1,630,200) and the reimbursement of $400,000 of organization costs incurred by the Company on behalf of Europa. As a result, the Company reduced the carrying value of its investment at September 30, 1999 from $1,112,687 to zero. See also note 7 to the Consolidated Financial Statements.

Investment in EVG declined $1,000,000 to zero at September 30,1999 reflecting the Company's impairment of the carrying value of this investment pursuant to its evaluation described above. In addition, the Company also impaired its approximately 9.5 percent participation interest in a $5.225 million convertible note receivable from WED held by EVG reducing its carrying value of the note receivable from $515,708 to zero effective September 30, 1999. See also note 6 to the Consolidated Financial Statements.

Patent and trademark costs rose $18,474 to $704,669 at September 30, 1999 reflecting expenditures for the filing and maintenance of patents during the six months ended September 30, 1999.

Goodwill, net of accumulated amortization, declined to $6,161,796 at September 30, 1999 from $6,327,841 at March 31, 1999 due to the amortization of this asset over its 20 year useful life.

Accounts payable declined $178,448 to $2,065,696 at September 30, 1999 from $2,244,144 at March 31, 1999. The decrease is primarily attributable to a reduction in the average days outstanding of vendor invoices at the Company's Franklin Manufacturing unit.

Other current liabilities increased $372,511 to $1,325,009 at the end of the first half from $952,498 at March 31, 1999. The increase is primarily attributable to the accrual of compensation payable to the Company's former Chief Executive Officer.

Revolving line-of-credit rose to $1,655,000 at September 30, 1999 due to expanded working capital requirements during the six months ended September 30, 1999 arising from higher revenue and accounts receivable levels at the Company's Franklin Manufacturing unit.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $121,569 to $190,962 at September 30, 1999 from $69,393 at March 31, 1999 reflecting the prepayment by a customer for engineering services commenced during the six months ended September 30, 1999.

Long-term debt declined $479,908 to $3,916,219 at September 30, 1999 due to principal repayments on the Company's term bank debt during the first half.

Common  stock  and  additional   paid-in  capital   increased  to  $165,730  and
$45,275,395 at September 30, 1999, respectively, compared to $162,230 and $42,412,390 at March 31, 1999. The increases were due to the sale of common stock to investors in the amount of $491,300; the issuance of common stock in exchange for an ownership interest in Europa of $1,149,894; proceeds received upon the exercise of warrants of $55,250; and sales of common stock to employees and consultants through the Company's benefit plans and the exercise of options of $178,777.


Results of Operations

Operations for the quarter ended September 30, 1999, resulted in a net loss of $5,196,206 or $.31 per share compared to a net loss of $1,422,804 or $0.09 per share for the quarter ended September 30, 1998. Operations for the six months ended September 30, 1999 resulted in a net loss of $5,541,957 or $0.33 per share compared to a net loss of $2,365,056 or $0.15 per share for the six months ended September 30, 1998.

Operations for the quarter and six months ended September 30, 1999 were adversely impacted by the write-down of the Company's investments in Taiwan UQM, Europa, EVG and WED which resulted in a charge to earnings of $4,104,628 or $0.25 per share.

Total revenue for the quarter ended September 30, 1999 rose to $5,334,163 compared to $3,387,794 for the comparable quarter last year. For the six months ended September 30, 1999 total revenue rose to $11,098,574 compared to $6,240,575 for the comparable period last year.

Product sales for the quarter and six months ended September 30, 1999 were $4,952,179 and $10,283,151, respectively, compared to $2,941,800 and $5,495,247 for the comparable periods last year. Revenue growth during the second quarter and first half were fueled by the Company's mechanical products and electronic products segments. Revenue for the mechanical products segment during the quarter and six months ended September 30, 1999 was $1,017,904 and $2,429,404, respectively, compared to $537,849 and $1,203,246 for the comparable periods last year. Revenue for the electronic products segment was $3,807,004 and $7,619,307, respectively, compared to $2,356,150 and $3,897,644, for the comparable periods last year. The increase in product sales in the mechanical products segment is primarily due to the launch of motor production operations earlier this year. The increase in product sales in the electronic products segment is attributable to continued strong demand and revenue growth at the Company's Franklin Manufacturing unit as well as comparable prior year results including five months revenue from Franklin versus six months in the first half of this year. The Company expects that seasonal factors together with inventory adjustments by calendar year end customers may result in weaker product sales in its fiscal third quarter ending December 31, 1999.

Contract services revenue declined $64,010 or 14 percent to $381,984 during the second quarter and rose $70,095 or 9 percent to $815,423 for the first half. The decrease during the second quarter is attributable to lower levels of billing rate realization. The increase during the first half is attributable to strong billing rate realization during the first quarter which more than offset lower realization levels during the second quarter.

Gross profit margins for the second quarter and first half were 15.8 percent and
15.6 percent, respectively, compared to a negative gross profit margin of .7 percent for the comparable quarter last year and a gross profit margin of 6.3 percent for the comparable six month period last year. Gross profit margins on contract services during the quarter and first half were 23.0 percent and 9.6 percent, respectively, compared to 2.0 percent and 6.3 percent for the comparable periods last year. The improvement in contract services margins is attributable to reduced levels of cost overruns on development programs and improved pricing on development projects in process. Gross profit margins on product sales for the second quarter and first half were 15.2 percent and 16.1 percent, respectively, compared to a negative gross profit margin of 1.1 percent for the comparable quarter last year and a gross profit margin of 6.3 percent for the comparable six month period last year. The improvement in gross profit margins on product sales is attributable to production cost improvements at the Company's Franklin Manufacturing unit as well as improved pricing on motor products and a more favorable product mix on gearing products at the Company's Unique Power Products unit.

Research and development expenditures during the second quarter declined $65,007 to $108,267 and declined $316,276 to $134,446 for the first half. The decrease is generally attributable to internally-funded development expenditures on the product launch for Invacare Corporation during the comparable prior year periods which have decreased substantially since the launch of production during the fourth quarter last year.

General and administrative expense for the second quarter rose $532,774 to $1,481,527 compared to $948,753 for the comparable quarter last year and rose $498,636 to $2,355,528 for the first half compared to $1,856,892 for the comparable six month period last year. The increase for the quarter and the six month period is primarily attributable to the accrual of compensation payable to the Company's former Chief Executive Officer under the terms of his employment agreement of $324,866 and the write-off of an uncollectible account receivable from a customer of $254,870.

Write-down of investments represents charges resulting from the Company's impairment of its investment in three entities; EVG, Europa and Taiwan UQM which amounted to $1,515,708, $1,112,687 and $1,476,233, respectively. See also
"Financial Condition" above and notes 5, 6 and 7 to the Consolidated Financial Statements.

Interest expense rose $21,159 to $122,787 for the quarter ended September 30, 1999 and $84,689 to $239,939 for the six months ended September 30, 1999, respectively. The increase for the quarter is attributable to higher borrowing levels on the Company's line-of credit associated with higher levels of revenue and accounts receivable. The increase for the six month period is attributable to higher levels of short-term and long-term debt.

Equity in loss of Taiwan joint venture declined to $94,602 and $186,538 for the second quarter and first half, respectively, compared to $105,869 and $200,289, respectively, for the comparable periods last year. The decrease is due to higher revenue levels and cost containment measures at Taiwan UQM.

Equity in loss of Germany joint venture was $45,000 and $93,632 for the quarter and six months ended September 30, 1999. The increase for each period reflects the Company's proportionate share of the losses incurred by Europa.


Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and six months ended September 30, 1999 were adequate to meet operating needs. Working capital (the excess of current assets over current liabilities) at September 30, 1999 was $1,751,497 compared with $2,395,261 at March 31, 1999. The lower level of working capital at September 30, 1999 is attributable to accrued compensation payable to the Company's former Chief Executive Officer and lower balances of cash and cash equivalents.

Net cash used by operations for the six months ended September 30, 1999 was $400,399 a decline of $1,052,228 from the $1,452,627 used by operations for the comparable period last year. The decrease is primarily attributable to improved operating cash flows before non-cash charges and reduced rates of inventory growth during the current period versus the comparable period last year.

Cash used by investing activities for the six months ended September 30, 1999 was $758,616 a decline of $5,607,375 from the $6,365,991 used by investing activities for the comparable period last year. The decrease is attributable to the acquisition of Franklin Manufacturing Company, the construction of a manufacturing plant in Frederick, Colorado and related equipment purchases during the comparable six month period last year.

The Company's cash requirements for the six months ended September 30, 1999 were funded primarily through the sale of common stock to investors and borrowings on the Company's line-of-credit. At September 30, 1999 the Company had additional borrowing availability on its bank lines-of-credit of $1,595,000.

During the quarter ended September 30, 1999, the Company evaluated its investments in Taiwan UQM, Europa and EVG and a note receivable from its participation interest in WED relative to each investments potential to achieve profitable operations over the near term and the Company's ability to recover the carrying value of its investment in each entity. In conducting this evaluation, the Company considered such factors as each company's history of operating losses, capital resources required to execute each company's business plan, the availability of third-party funding, development and strength of commercial markets for each company's products or proposed products, competition within such markets and the liquidity of the investment market for each company's securities. Based on this evaluation, the Company reduced the carrying value of each of these investments to zero effective September 30, 1999. See also notes 5, 6 and 7 to the Consolidated Financial Statements. The Company has no future funding obligations to Europa, EVG or WED. Pursuant to the terms of the Joint Venture Agreement governing the operations of Taiwan UQM, upon the unanimous vote of the directors of Taiwan UQM, the shareholders of Taiwan UQM may be obligated to contribute additional capital. The Company holds two seats on the board of directors of Taiwan UQM and therefore has the ability to restrict or eliminate future capital calls by Taiwan UQM. However, in the event the other shareholders of Taiwan UQM elect to contribute additional capital to fund Taiwan UQM's future operations the Company may suffer a dilution of its ownership interest.

The Company expects to fund its future working capital requirement through a combination of existing cash resources, cash flow generated from operations, if any, and borrowings on short-term bank lines-of-credit. The Company believes its existing cash resources and bank lines-of-credit are sufficient to fund its operations for the foreseeable future.


For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for gear and component assemblies, manufacture design and introduce new products for manufacture, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company believes it can configure its operations such that existing cash balances and cash flow from operations and bank lines-of-credit and term debt will be sufficient to meet its operating requirements.

Year 2000 Issues

The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause systems failures.

State of Readiness

The Company has conducted numerous internal discussions over the last twenty-one months amongst its management and technical staff to informally assess the extent of the Year 2000 Issue on the Company's operations. In September, 1998, the Company adopted a formal project to evaluate all of the Company's systems for Year 2000 compliance. The project is being monitored and supervised by the Company's Chief Operating Officer. The evaluation of all hardware and software systems was completed in December 1998. The Company believes that its critical hardware and software systems are Year 2000 compliant.

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

Costs to Address the Year 2000 Issue

The total cost to address the Year 2000 issue, including the cost of Company personnel and outside vendors and consultants is expected to be less than $30,000. To date the Company has spent less than $25,000 to evaluate and address the Year 2000 Issue.

Risks Associated with the Company's Year 2000 Issues

The Company utilizes a number of suppliers both large and small to provide raw materials and components for its products. The failure of third party suppliers to become Year 2000 compliant on a timely basis could create a need for the Company to change suppliers or otherwise impair the sourcing of raw materials, components or services to the Company, any of which could have a material effect on the Company's business, financial condition and results of operations. Likewise, the failure of the Company's customers to become Year 2000 compliant, could cause a disruption or termination of their operations which could result in a reduction or the elimination of orders to purchase goods and services from the Company. Either of the foregoing occurrences could have a material adverse effect on the Company's business, financial condition and results of operations.


Contingency Plan

The Company does not currently have a contingency plan if Year 2000 issues are not resolved or go undetected.


PART II - OTHER INFORMATION


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of September 30, 1999.

   Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits

               27 Financial data schedule

       (b)     Reports on Form 8-K

               Current Report filed October 15, 1999 regarding the write-down of its investment in three joint ventures.

               Current Report filed May 15, 1999 regarding the formation of Unique Mobility Europa GmbH and the acquisition of a participation interest in a note receivable held by EV Global Motors Company.



                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Unique Mobility, Inc.
                                    Registrant


Date: November 12, 1999             By: /s/Donald A. French
                                        Donald A. French
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)