Form 10-Q
period 1999-12-31
UNIQUE MOBILITY INC
filed 2000-02-02
CIK 315449

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

                For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No . The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 26, 2000, was 16,577,082.

                         PART I - FINANCIAL INFORMATION

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                              December 31,             March 31,
Assets                                           1999                    1999
                                              (unaudited)
Current assets:
   Cash and cash equivalents                 $  1,004,572             1,537,453
   Accounts receivable (note 11)                2,427,562             2,601,994
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                     171,853               173,457
   Inventories (note 4)                         2,893,524             2,787,994
   Prepaid expenses                                95,121               248,441
   Other                                          519,190               340,658

           Total current assets                 7,111,822             7,689,997

Property and equipment, at cost:
   Land (note 9)                                  517,080               444,480
   Building (note 9)                            2,678,525             2,675,763
   Molds                                          102,113               102,113
   Transportation equipment                       146,386               195,890
   Machinery and equipment (note 9)            10,410,794            10,098,430
                                               13,854,898            13,516,676
   Less accumulated depreciation               (4,944,104)           (3,643,341)

           Net property and equipment           8,910,794             9,873,335

Investment in Taiwan joint venture (note 5)          -                1,595,432

Investment in EV Global (note 6)                     -                1,000,000

Patent and trademark costs, net of
  accumulated amortization of $116,365
  and $90,869                                     705,899               686,195

Goodwill, net of accumulated amortization
  of $573,530 and $324,318                      6,078,629             6,327,841

Other assets                                       36,881                33,778

                                             $ 22,844,025            27,206,578

                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



                                            December 31,               March 31,
Liabilities and Stockholders' Equity            1999                     1999
                                            (unaudited)
Current liabilities:
   Accounts payable                         $  2,045,436              2,244,144
   Other current liabilities (note 8)          1,206,917                952,498
   Current portion of long-term
     debt (note 9)                               958,589                928,701
   Revolving line-of-credit (note 9)           1,750,000              1,100,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                          150,888                 69,393

          Total current liabilities            6,111,830              5,294,736

Long-term debt, less current portion
  (note 9)                                     3,671,526              4,396,127

          Total liabilities                    9,783,356              9,690,863

Minority interest in consolidated
  subsidiary                                     404,769                399,591

Stockholders' equity (note 10):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 16,574,769 and
     16,222,932 shares issued                    165,747                162,230
   Additional paid-in capital                 45,319,531             43,412,390
   Accumulated deficit                       (32,038,467)           (25,552,794)
   Accumulated other comprehensive loss         (384,300)              (451,639)
   Notes receivable from officers               (406,611)              (454,063)

          Total stockholders' equity          12,655,900             17,116,124

Commitments (notes 9 and 15)




                                            $ 22,844,025             27,206,578

See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                          Quarter Ended      Nine Months Ended
                                           December 31,         December 31,
                                        1999        1998     1999        1998

Revenue (note 11):
   Contract services              $   343,226     384,301  1,158,649  1,129,629
   Product sales                    3,324,616   3,982,503 13,607,767  9,477,750
                                    3,667,842   4,366,804 14,766,416 10,607,379

Operating costs and expenses:
   Costs of contract services         168,173     315,631    905,617  1,013,701
   Costs of product sales           3,121,035   3,677,497 11,746,959  8,828,014
   Research and development           203,023     138,937    337,469    589,659
   General and administrative         902,473     925,674  3,258,001  2,782,564
   Write-down of investments             -           -     4,104,628       -
   Amortization of goodwill            83,166      84,445    249,211    225,318
                                    4,477,870   5,142,184 20,601,885 13,439,256

           Operating loss            (810,028)   (775,380)(5,835,469)(2,831,877)

Other income (expense):
   Interest income                      9,448      12,095     47,600     92,680
   Interest expense                  (120,558)    (83,735)  (360,497)  (238,985)
   Equity in loss of Taiwan joint
     venture (note 5)                    -       (108,616)  (186,538)  (308,905)
    Equity in loss of Germany joint
      venture (note 7)                   -           -       (93,632)      -
    Minority interest share of earnings
     of consolidated subsidiary       (18,796)    (18,118)   (55,689)   (54,112)
   Other                               (3,782)      3,086     (1,448)     5,475
                                     (133,688)   (195,288)  (650,204)  (503,847)

           Net loss               $  (943,716)   (970,668)(6,485,673)(3,335,724)

           Net loss per common share
             basic and diluted         $ (.06)       (.06)      (.39)      (.21)

Weighted average number of shares
  of common stock outstanding
  (note 12)                        16,574,409  15,979,473 16,514,551 15,883,242


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                 Nine Months Ended December 31,
                                                     1999             1998

Cash flows used by operating activities:
     Net loss                                           $(6,485,673) (3,335,724)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
            Write-down of investments                     4,104,628        -
            Depreciation and amortization                 1,596,830   1,296,513
            Minority interest share of earnings of
              consolidated subsidiary                        55,689      54,112
            Noncash compensation expense for common stock
              issued for services                            29,743      83,215
            Equity in loss of Taiwan joint venture          186,538     308,905
            Equity in loss of Germany joint venture          93,632        -
            Loss (gain) on sale of property and equipment     3,785      (2,900)
            Change in operating assets and liabilities:
                 Accounts receivable and costs and estimated
                   earnings in excess of billings on
                   uncompleted contracts                    176,036     613,564
                 Inventories                               (105,530)   (961,992)
                 Prepaid expenses and other current assets  (84,740)     32,697
                 Accounts payable and other current
                   liabilities                               55,711    (167,373)
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts         81,495     123,481


                        Net cash used by operating
                          activities                       (291,856) (1,955,502)

Cash used by investing activities:
     Cash paid for acquisition of subsidiary, net              -     (3,848,640)
     Acquisition of property and equipment                 (404,366) (3,056,117)
     Proceeds from sale of assets                            41,000       2,900
     Increase in patent and trademark costs                 (45,200)    (80,297)
     Investment in other long-term assets                  (515,708)       -

                        Net cash used by investing
                          activities                    $  (924,274) (6,982,154)




                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

                                                            Nine Months Ended
                                                               December 31,
                                                            1999         1998
Cash provided by financing activities:
   Proceeds from borrowings                            $   57,166     6,444,399
   Repayment of debt                                     (751,879)   (4,946,263)
     Net borrowings on revolving line-of-credit           650,000       956,329
     Repayment of notes receivable from officers           47,452        10,744
   Proceeds from sale of common stock, net                488,828          -
   Issuance of common stock upon exercise of
     employee options, net of repayments                  135,335       149,866
   Issuance of common stock under employee stock
     purchase plan                                         25,957         5,430
   Issuance of common stock upon exercise of warrants      80,901       193,375
   Distributions paid to holders of minority interest     (50,511)      (50,511)

                      Net cash provided by financing
                        activities                        683,249     2,763,369

Decrease in cash and cash equivalents                    (532,881)   (6,174,287)

Cash and cash equivalents at beginning of period        1,537,453     7,005,533

Cash and cash equivalents at end of period            $ 1,004,572       831,246

Interest paid in cash during the period               $   363,030       222,258

Non-cash investing and financing transactions:

Cumulative translation adjustments of $67,339 and $16,882 were recorded for the nine months ended December 31, 1999 and 1998, respectively.

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

(3) The estimated period to complete contracts in process ranged from one to nineteen months at December 31, 1999, and from one to seven months at March 31, 1999. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within twenty-one months. Contracts in process consist of the following:

                                     December 31, 1999           March 31, 1999
                                         (unaudited)

         Costs incurred on uncompleted
           contracts                       $ 475,836                  1,457,955
         Estimated earnings                  126,137                    285,804
                                             601,973                  1,743,759
         Less billings to date              (581,008)                (1,639,695)

                                           $  20,965                    104,064
         Included in the accompanying
           balance sheets as follows:
              Costs and estimated earnings
                in excess of billings on
                uncompleted contracts      $ 171,853                    173,457
              Billings in excess of costs
                and estimated earnings on
                uncompleted contracts       (150,888)                   (69,393)

                                           $ (20,965)                   104,064

 (4)     Inventories consist of:
                                       December 31, 1999         March 31, 1999
                                          (unaudited)

      Raw materials                       $ 2,289,900                 2,205,042

      Work in process                         455,897                   452,653

      Finished products                       147,727                   130,299

                                          $ 2,893,524                 2,787,994

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

     Because of continuing operating losses reported by these investees at September 30, 1999 the Company evaluated these investments relative to their potential to achieve profitable operations over the near-term and the Company's potential to recover the carrying value of each asset. Based on its assessment of these factors, on September 30, 1999 the Company wrote down the carrying value of EV Global from $1,000,000 to zero and the carrying value of its interest in the WED note receivable from $515,708 to zero.

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

(8)  Other current liabilities consist of:

                                                     December 31,   March 31,
                                                       1999          1999
                                                     (unaudited)

       Accrued interest                            $    25,256           28,623
       Accrued legal and accounting fees                59,850           66,205
       Accrued payroll, consulting, personal
         property taxes and real estate taxes          440,539          268,729
       Accrued executive compensation                  324,866              -
       Accrued material purchases                      213,365          285,722
       Other                                           143,041          303,219

                                                   $ 1,206,917          952,498

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(9)  Long-term debt consists of:
                                                        December 31,   March 31,
                                                            1999         1999
                                                        (unaudited)

      Note payable to bank, payable in monthly
        installments with interest at 8.65%; matures
        July 2003; secured by land and building         $   880,469     903,338
      Note payable to bank, payable in monthly
        installments with interest at 9.1%; matures
        October 2007; secured by land and building          636,577     676,652
      Note payable to bank, payable in monthly
        installments with interest at 8.5%; matures
        October 2001; April, May, October and
        December 2005; secured by equipment               1,257,884   1,451,242
      Note payable to bank, payable in monthly
        installments with interest at 8.125%; matures
        July 2001; secured by accounts receivable,
        inventory and equipment                             494,792     729,167
      Note payable to bank, payable in monthly
        installments with interest at 7.70%; matures
        March 2004; secured by equipment                  1,306,235   1,500,000
      Note payable to bank, payable in monthly
        installments with interest at 9.50%;
        matures June 2006; secured by equipment              54,158        -
      Note payable to commercial lender, payable in
        monthly installments with interest at 6.38%;
        matures October 1999                                   -         50,648
      Capital lease obligation                                 -         13,781
                   Total long-term debt                   4,630,115   5,324,828
      Less current portion                                  958,589     928,701

                   Long-term debt, less current portion $ 3,671,526   4,396,127

     Certain of the above loan agreements require the Company to achieve specific financial and operating requirements. As of December 31, 1999, the Company was in compliance with all covenants.

     The annual aggregate maturities of long-term debt for the reminder of this fiscal year and for each of the next five fiscal years and thereafter are as follows:

                                    2000      $   233,988
                                    2001          965,656
                                    2002          762,854
                                    2003          609,482
                                    2004          661,616
                                    Thereafter  1,396,519

                                              $ 4,630,115

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     Lines of credit

     At December 31, 1999, the Company has lines of credit of $.75 million and $2.5 million with available borrowing capacity of $.65 million and $.85 million, respectively. The $.75 million line of credit expires in October 2000. The $2.5 million line of credit is due on demand, but if no demand is made, it is due August 15, 2000. Interest on the lines of credit is payable monthly at prime plus .75% (9.25% at December 31, 1999) and prime less .50% (8.00% at December 31, 1999), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

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

     The following table summarizes activity under the plans for the nine months ended December 31, 1999:

                                          Shares Under          Weighted-Average
                                            Option               Exercise Price

         Outstanding at March 31, 1999      3,037,554                5.49
         Granted                               50,000                4.38
         Exercised                            (34,845)               3.88
         Forfeited                            (76,519)               6.16

         Outstanding at December 31, 1999   2,976,190              $ 5.48

         Exercisable at December 31, 1999   1,914,164              $ 5.43

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table presents summarized information about stock options outstanding at December 31, 1999:

                            Options Outstanding            Options Exercisable
                                 Weighted      Weighted                 Weighted
                   Number        Average       Average     Number       Average
    Range of     Outstanding     Remaining     Exercise  Exercisable    Exercise
Exercise Prices  at 12/31/99 Contractual Life   Price    at 12/31/99      Price

 $0.50 - 1.00       23,959      1.2 years      $0.75        23,959      $0.75
 $2.25 - 3.31      528,473      5.9 years      $3.06       393,649      $2.98
 $3.50 - 5.00    1,135,275      6.6 years      $4.23       601,097      $4.10
 $5.38 - 8.13    1,288,483      6.1 years      $7.65       895,459      $7.53
 $0.50 - 8.13    2,976,190      6.2 years      $5.48     1,914,164      $5.43

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

     The following table presents summarized activity under the plan for the nine months ended December 31, 1999:

                                                             Weighted
                                         Shares Under         Average
                                            Option         Exercise Price

         Outstanding at March 31, 1999       253,333            5.66
         Granted                               9,275            4.25
         Forfeited                          (221,333)           5.59

         Outstanding at December 31, 1999     41,275          $ 5.68

         Exercisable at December 31, 1999     16,000          $ 6.44

     The following table presents summarized information about stock options outstanding for non-employee directors:

                             Options Outstanding           Options Exercisable
                                  Weighted     Weighted                Weighted
                   Number         Average      Average     Number      Average
    Range of     Outstanding      Remaining    Exercise  Exercisable   Exercise
Exercise Prices  at 12/31/99  Contractual Life  Price    at 12/31/99    Price

 $4.25 - 5.13      25,275        9.1 years     $4.76         5,333      $5.06
 $7.13             16,000        7.7 years     $7.13        10,667      $7.13
 $4.25 - 7.13      41,275        8.5 years     $5.68        16,000      $6.44

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

                                            Quarter Ended     Nine Months Ended
                                             December 31,         December 31,
                                           1999       1998     1999        1998

       Net loss - as reported      $  (943,716)  (970,668)(6,485,673)(3,335,724)
       Compensation expense - current
         option grants                  (1,250)      -        (2,500)  (120,283)
       Compensation expense - prior
         period option grants         (248,971)  (367,203)(1,065,626)  (998,656)

       Net loss - pro forma        $(1,193,937)(1,337,871)(7,553,799)(4,454,663)
       Net loss per common share -
         as reported                    $ (.06)      (.06)      (.39)      (.21)
       Net loss per common share -
         pro forma                      $ (.07)      (.08)      (.46)      (.28)

     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                             Quarter Ended    Nine Months Ended
                                              December 31,        December 31,
                                           1999      1998    1999         1998

       Expected volatility                  -         -      4.65%        48.5%
       Expected dividend yield              -         -       0.0%         0.0%
       Risk free interest rate              -         -       6.3%         5.8%
       Expected life of option granted      -         -    3 years      6 years
       Fair value of options granted as
         computed under the Black
         Scholes option pricing model       -         -  $ 1.62 per  $ 4.26 per
                                                              share       share

     Future pro forma compensation cost for the remainder of the current fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

                                               Pro Forma
                                             Compensation
                                                Expense

                                     2000      $ 351,650
                                     2001      $ 584,800
                                     2002      $ 452,567
                                     2003      $   1,250

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     During June 1999, the Company completed a private placement of 88,900 shares of common stock with an institutional investor. Cash proceeds to the Company, net of offering costs was $488,828.

     The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and a warrant to purchase a common share at an exercise price of $8.00 per share for a term of two years. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. In December 1999, the Company offered the warrant holders the opportunity to extend the expiration date of their warrants by eighteen months, at any time prior to the expiration, upon payment of the fair market value of the extension as determined by the Black-Scholes option pricing model on the date of acceptance. At December 31, 1999, warrants to purchase 149,375 shares of common stock at the exercise price of $8.00 per share had been extended resulting in cash proceeds to the Company of $25,651. All of the warrants issued remain outstanding as of December 31, 1999.

     In connection with the 1997 private placement, the placement agents were issued warrants in February 1997, to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. Warrants to acquire 43,875 shares of the Company's common stock at $3.50 per share remain outstanding as of December 31, 1999.

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

(11) The Company has historically derived significant revenue from one key customer. The customer from which this revenue has been derived and the percentage of total revenue for the quarter ended December 31, 1999 and 1998 was $856,053 or 23%, and $895,742 or 21%, respectively, and $3,235,202 or 22% and $2,058,003 or 19% for the nine months ended December 31, 1999 and 1998, respectively.

     This customer also represented 13% and 15% of total accounts receivable at December 31, 1999 and 1998, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $260,641 and $259,079 for the quarter ended December 31, 1999 and 1998, respectively, and $653,847 and $592,042 for the nine months ended December 31, 1999 and 1998, respectively.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(12) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and nine months ended December 31, 1999 and 1998. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

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

     During the quarter and nine months ended December 31, 1999, intersegment sales were $90,542 and were eliminated in consolidation. The salaries of the executive officers and corporate general and administrative expense is allocated entirely to the technology segment.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended December 31, 1999:

                                              Mechanical  Electronic
                                  Technology   Products    Products      Total

         Revenue                 $   507,842    451,748    2,708,252  3,667,842
         Interest income               9,878       (430)        -         9,448
         Interest expense            (23,212)   (48,965)     (48,381)  (120,558)
         Depreciation and
           amortization              (96,258)  (232,547)    (130,253)  (459,058)
         Goodwill amortization          -       (15,580)     (67,586)   (83,166)
         Equity in loss of
           Taiwan joint venture         -          -            -          -
         Segment loss               (412,813)  (371,478)    (159,425)  (943,716)
         Segment assets            4,482,627  6,464,793   11,896,605 22,844,025
         Expenditures for
            segment assets       $   (58,340)  (106,132)     (42,186)  (206,658)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended December 31, 1998:

                                              Mechanical  Electronic
                                  Technology   Products    Products      Total

         Revenue                 $   415,719  1,219,307    2,731,778  4,366,804
         Interest income              10,568      1,527         -        12,095
         Interest expense            (17,733)   (44,339)     (21,663)   (83,735)
         Depreciation and
           amortization              (98,599)  (218,875)     (86,581)  (404,055)
         Write-down of
           investments                  -          -            -          -
         Goodwill amortization          -       (15,579)     (68,866)   (84,445)
         Equity in loss of
           Taiwan joint venture     (108,616)      -            -      (108,616)
         Equity in loss of
           Germany joint venture        -          -            -          -
         Segment earnings (loss)    (708,140)   (268,027)      5,499   (970,668)
         Segment assets            7,130,502   7,899,374   9,489,100 24,518,976
         Expenditures for
           segment assets        $   (67,305)   (281,932)   (266,926)  (616,163)

     The following table summarizes significant financial statement information for each of the reportable segments for the nine months ended December 31, 1999:

                                              Mechanical  Electronic
                                  Technology   Products    Products      Total

         Revenue                 $ 1,557,705  2,881,152   10,327,559 14,766,416
         Interest income              45,755      1,845         -        47,600
         Interest expense            (46,338)  (148,866)    (165,293)  (360,497)
         Depreciation and
           amortization             (277,367)  (695,731)    (374,521)(1,347,619)
         Write-down of
            investments           (4,104,628)      -            -    (4,104,628)
         Goodwill amortization          -       (46,738)    (202,473)  (249,211)
         Equity in loss of
           Taiwan joint venture     (186,538)      -            -      (186,538)
         Equity in loss of
           Germany joint venture     (93,632)      -            -       (93,632)
         Segment loss             (6,083,520)  (746,284)     344,131 (6,485,673)
         Segment assets            4,482,627  6,464,793   11,896,605 22,844,025
         Expenditures for
           segment assets        $  (210,401)  (123,194)    (115,971)  (449,566)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table summarizes significant financial statement information for each of the reportable segments for the nine months ended December 31, 1998:

                                              Mechanical  Electronic
                                  Technology   Products    Products      Total

         Revenue                 $ 1,555,404   2,422,553   6,629,422 10,607,379
         Interest income              69,775      22,905        -        92,680
         Interest expense            (50,682)   (114,109)    (74,194)  (238,985)
         Depreciation and
           amortization             (298,632)   (576,286)   (196,277)(1,071,195)
         Write-down of
           investments                  -           -           -          -
         Goodwill amortization          -        (46,102)   (179,216)  (225,318)
         Equity in loss of
           Taiwan joint venture     (308,905)       -           -      (308,905)
         Equity in loss of
           Germany joint venture        -           -           -          -
         Segment loss             (2,194,000)   (936,757)   (204,967)(3,335,724)
         Segment assets            7,130,502   7,899,374   9,489,100 24,518,976
         Expenditures for
           segment assets        $  (424,163) (2,307,323)   (404,928)(3,136,414)

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

(15) Commitments and Contingencies

     Employment Agreements

     The Company has entered into employment agreement with three of its officers which expired on December 31, 1999 and with one officer which expires April 30, 2001. The employment agreements for two of the officers are expected to be renewed for another three years expiring December 31, 2002. One of the officers retired at December 31, 1999. The compensation due this officer upon retirement

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     under the provisions of his employment agreement is $324,866 which was recorded in the Company's operating results during the quarter ended September 30, 1999. The aggregate annual future compensation under these agreements based on current salary levels, excluding the aforementioned retirement payment, is $1,258,342.

     Lease Commitments

     The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of December 31, 1999, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and for each of the next five fiscal years and thereafter are as follows:

                  2000        $   75,040
                  2001           279,937
                  2002           265,364
                  2003           251,444
                  2004           253,961
                  2005           252,144
                  Thereafter     504,276

                             $ 1,882,166

     Rental expense under these leases totaled $71,793 and $63,543 for the quarter ended December 31, 1999 and 1998, respectively and $215,379 and
     $169,448   for  the  nine  months   ended   December  31,  1999  and  1998,
     respectively.

     Uncertainty due to Year 2000 Issue

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could affect the Company's ability to conduct normal business operations. There can be no assurance that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved. Through the date of this report, the Company has not experienced any problems arising from the effects of the Year 2000 issue.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(16) Reporting Comprehensive Income

     The following table summarizes the Company's comprehensive loss for the quarter and nine months ended December 31, 1999 and 1998:

                                        Quarter Ended        Nine Months Ended
                                         December 31,           December 31,
                                       1999        1998       1999       1998

         Net loss                   $(943,716)  (970,668) (6,485,673)(3,335,724)
         Other comprehensive
           earnings - translation
           adjustment                    -       116,402      67,339     16,882
         Income tax effect               -          -           -          -

         Comprehensive loss          $(943,716) (854,266) (6,418,334)(3,318,842)

(17) Acquisition of Franklin Manufacturing Company

     On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company (Franklin) for cash and shares of the Company's common stock.

     The acquisition was accounted for using the purchase method of accounting. The unaudited revenue, net loss and loss per common share for the nine months ended December 31, 1999 and the unaudited proforma comparable information for the nine months ended December 31, 1998, assuming the acquisition occurred on April 1, 1998, is as follows:

                                      Nine Months Ended December 31,
                                          1999               1998

         Revenue                     $ 14,766,416         11,567,092
         Net loss                      (6,485,673)        (3,301,493)
         Basic and diluted loss
           per common share          $    (.39)                 (.21)

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on April 1, 1998.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This press release contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section of the Registration Statement on Form S-3 (File No. 333-78525) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Company's ability to become profitable and its ability to obtain additional financing, the Company's reliance on major customers and suppliers, and the possibility that product liability insurance may become unavailable. These forward-looking statements represent the Company's judgment as of the date of the press release. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

The Company's financial condition remained strong at December 31, 1999. Cash and cash equivalents was $1,004,572 and working capital (the excess of current assets over current liabilities) was $999,992 at December 31, 1999 compared with $1,537,453 and $2,395,261,respectively, at March 31, 1999.

Accounts receivable declined $174,432 to $2,427,562 at December 31, 1999 from $2,601,994 at March 31, 1999. The decrease is primarily attributable to the lower levels of revenue during the third quarter ended December 31, 1999.

Inventories  rose $105,530 to $2,893,524 at December 31, 1999 from $2,787,994 at
March 31, 1999 reflecting increases in raw material and finished good inventories associated with higher sales levels for the year-to-date period and the effect of certain customers reduced production requirements in the third quarter.

Prepaid expenses declined to $95,121 at December 31, 1999 from $248,441 at March 31, 1999 reflecting the periodic expensing of prepaid insurance premium costs on the Compan's commercial insurance coverages.

Other current assets rose $178,532 to $519,190 at December 31, 1999 from $340,658 at March 31, 1999 reflecting amounts due from Haco Trading Ltd. arising from the Company's reduction in its ownership interest in Unique Mobility Europa GmbH.

The Company invested $193,596 and $404,366 for the acquisition of property and equipment during the quarter and nine months ended December 31, 1999, respectively, compared to $597,866 and $3,056,117 for the quarter and nine months ended December 31, 1998. The decrease reflects higher levels of capital expenditures in the comparable prior year periods arising from investments in manufacturing equipment and the construction of a manufacturing plant by the mechanical products segment, investments in manufacturing equipment and tooling by the electronic products segment, and investments in equipment by the technology segment.

During the second quarter, the Company evaluated its investments in three long-term investments, Taiwan UQM Electric Co., Ltd., Unique Mobility Europa GmbH and EV Global Motors Company and their related operations relative to each investments potential to achieve profitable operations over the near term and the Company's ability to recover the carrying value of its investment in each entity.

Based on this evaluation, investment in Taiwan joint venture declined $1,595,432 to zero at December 31, 1999 reflecting the Company's proportionate share of operating losses during the six months ended September 30, 1999 of $186,538 and the Company's impairment of the remaining carrying value of this investment of $1,476,233. Similarly, investment in EV Global declined $1,000,000 to zero at December 31, 1999. The Company also impaired its approximately 9.5 percent participation interest in a $5.225 million convertible note receivable from Windermere Eco Development, Ltd. ("WED") held by EV Global reducing its carrying value of the note receivable from $515,708 to zero at December 31, 1999.

On October 8, 1999, the Company entered into an agreement with the shareholder's of Europa providing for the reduction of its ownership interest to 5.9 percent in exchange for a funding commitment from one of the shareholders in the amount of DM 3,000,000 (USD$1,630,200) and the reimbursement of $400,000 of organization costs incurred by the Company on behalf of Europa. As a result of this transaction and the Company's evaluation of this investment described above, the Company reduced the carrying value of its investment from $1,112,687 to zero.

Patent and trademark costs rose $19,704 to $705,899 at December 31, 1999 reflecting expenditures for the filing of patents during the nine months ended December 31, 1999.

Goodwill, net of accumulated amortization, declined to $6,078,629 at December 31, 1999 from $6,327,841 at March 31, 1999 due to the amortization of this asset over its 20 year useful life.

Accounts payable declined $198,708 to $2,045,436 at December 31, 1999 from $2,244,144 at March 31, 1999. The decrease is primarily attributable to lower sales levels for the third quarter.

Other current liabilities increased $254,419 to $1,206,917 at December 31, 1999 from $952,498 at March 31, 1999. The increase is primarily attributable to the accrual of compensation payable to the Company's former Chief Executive Officer.

Revolving line-of-credit rose to $1,750,000 at December 31, 1999 due to expanded working capital requirements during the nine months ended December 31, 1999 arising from higher revenue and inventory levels at the Company's Franklin Manufacturing unit and higher inventory levels at the Company's Unique Power Products unit.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $81,495 to $150,888 at December 31, 1999 from $69,393 at March 31, 1999 reflecting the prepayments by customers for engineering services commenced during the nine months ended December 31, 1999.

Long-term debt declined $724,601 to $3,671,526 at December 31, 1999 primarily due to principal repayments on the Company's term bank debt during the nine month period.

Common  stock  and  additional   paid-in  capital   increased  to  $165,748  and
$45,319,531 at December 31, 1999, respectively, compared to $162,230 and $43,412,390 at March 31, 1999. The increases were due to the sale of common stock to investors in the amount of $488,828; the issuance of common stock in exchange for an ownership interest in Europa of $1,149,894; proceeds received upon the exercise of warrants of $80,901; and sales of common stock to employees and consultants through the Company's benefit plans and the exercise of options of $161,293.

Results of Operations

Operations for the quarter ended December 31, 1999, resulted in a net loss of $943,716 or $.06 per share compared to a net loss of $970,668 or $0.06 per share for the quarter ended December 31, 1998. Operations for the nine months ended December 31, 1999 resulted in a net loss of $6,485,673 or $0.39 per share compared to a net loss of $3,335,724 or $0.21 per share for the nine months ended December 31, 1998.

Operations for the nine months ended December 31, 1999 were adversely impacted by the write-off of the Company's investments in Taiwan UQM, Europa, EV Global and WED which resulted in a charge to earnings of $4,104,628 or $0.25 per share.

Total revenue for the quarter ended December 31, 1999 declined 16 percent to $3,667,842 from $4,366,804 for the comparable quarter last year. For the nine months ended December 31, 1999 total revenue rose 39 percent to $14,766,416 compared to $10,607,379 for the comparable period last year.

Product sales for the quarter and nine months ended December 31, 1999 were $3,324,616 and $13,607,767, respectively, compared to $3,982,503 and $9,477,750 for the comparable periods last year. The decline in product sales for the quarter was primarily attributable to a 63 percent decline in revenue in the Company's mechanical product segment due to sharply lower product shipments to agricultural sector customers. Revenue growth for the nine months ended December 31, 1999 was fueled by growth in the Company's mechanical products and electronic products segments. Mechanical product segment revenue for the nine months ended December 31, 1999 rose to $2,881,152 compared to $2,422,553 for the comparable period last year. The increase in product sales versus the prior year comparable amount is primarily due to the launch of motor production operations earlier this year which was offset, in part, by weaker sales to agricultural sector customers. Electronic product segment revenue for the nine months ended December 31, 1999 rose to $10,327,559 compared to $6,629,422 for the comparable period last year. The increase is primarily attributable to growth in the automotive sector with existing customers and the addition of new customers in the automotive and industrial sectors.

Contract services revenue declined $41,075 or 11 percent to $343,226 during the third quarter and rose $29,020 or 3 percent to $1,158,649 for the nine months ended December 31, 1999. The increase for the third quarter and year-to-date period is primarily attributable to the launch of two multi-year government sponsored development programs and generally stronger demand for sponsored engineering programs.

Gross profit margins for the third quarter and nine months ended December 31, 1999 were 10.3 percent and 14.3 percent, respectively, compared to a gross profit margin of 8.6 percent for the comparable quarter last year and gross profit margin of 7.2 percent for the comparable nine month period last year. Gross profit margins on contract services during the quarter and nine months ended December 31, 1999 were 51.0 percent and 21.8 percent, respectively, compared to 17.9 percent and 10.3 percent for the comparable periods last year. The improvement in contract services margins is attributable to reduced levels of cost overruns on development programs and improved pricing on development projects in process. Gross profit margins on product sales for the third quarter and year-to-date period were 6.1 percent and 13.7 percent, respectively, compared to a gross profit margin of 7.7 percent for the comparable quarter last year and a gross profit margin of 6.9 percent for the comparable nine month period last year. The decline in gross profit margins on product sales for the quarter is attributable to less favorable overhead absorption arising from lower revenue levels for the quarter. The increase in gross profit margins on product sales for the nine month period is attributable to improved overhead absorption and production cost improvements at the Company's Franklin Manufacturing unit as well as improved pricing on motor products and a more favorable product mix on gearing products at the Company's Unique Power Products unit.

Research and development expenditures during the third quarter rose $64,086 to $203,023 and declined $252,190 to $337,469 for the nine month period ended December 31, 1999. The increase for the quarter is attributable to a focused product development effort during the quarter. The decrease for the nine month period is generally attributable to internally-funded development expenditures on the product launch for Invacare Corporation during the comparable prior year period which have decreased substantially since the launch of production during the fourth quarter last year.

General and administrative expense for the third quarter declined $23,201 to $902,473 compared to $925,674 for the comparable quarter last year and rose $475,437 to $3,258,001 for the nine months ended December 31, 1999 compared to $2,782,564 for the comparable nine month period last year. The increase for the nine month period is primarily attributable to the accrual of retirement compensation payable to the Company's former Chief Executive Officer under the terms of his employment agreement and the write-off of an uncollectible account receivable from a customer.

Write-down of investments for the nine months ended December 31, 1999 represents charges resulting from the Company's impairment of its investment in EV Global Motors Company, Unique Mobility Europa GmbH and Taiwan UQM Electric Co., Ltd. See also "Financial Condition" above.

Interest expense rose $36,823 to $120,558 for the quarter ended December 31, 1999 and $121,512 to $360,497 for the nine months ended December 31, 1999, respectively. The increase for the quarter is attributable to higher borrowing levels on the Company's line-of-credit associated with higher levels of revenue and associated accounts receivable. The increase for the nine month period is attributable to higher levels of short-term and long-term debt during the current period versus the same period last year.

Equity in loss of Taiwan joint venture declined to $186,538 for the nine months ended December 31, 1999 compared to $308,905, respectively, for the comparable period last year. The decrease is due to the Company's writedown of its investment in Taiwan UQM during the second quarter, at which time it ceased recording its pro rata share of the operating losses of Taiwan UQM after September 30, 1999.

Equity in loss of Germany joint venture was $93,632 for the nine months ended December 31, 1999. The increase is attributable to the Company's recording of its proportionate share of the losses incurred by Unique Mobility Europa GmbH prior to reducing its ownership interest early in the third quarter.


Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and nine months ended December 31, 1999 were adequate to meet operating needs. For the quarter ended December 31, 1999 net cash provided by operations was $108,543 compared to net cash used by operations in the same quarter of the prior year of $502,875. For the nine months ended December 31, 1999 net cash used by operations was $291,856 compared to $1,955,502 for the prior year. The increase for the quarter is primarily attributable to the collection of accounts receivable and a reduction in the level of costs in excess of billings on uncompleted contracts. The decrease for the nine month period is primarily attributable to reduced levels of cash used to fund operating losses, improved collection of accounts receivable and lower levels of inventory. Cash used by investing activities for the quarter and nine month period amounted to $165,658 and $924,274, respectively. The decrease for the nine month period is attributable to the acquisition of Franklin Manufacturing Company, the construction of a manufacturing plant in Frederick, Colorado and related equipment purchases during the comparable nine month period last year. The Company's cash requirements for the nine months ended December 31, 1999 were funded primarily through the sale of common stock to investors and borrowings on the Company's line-of-credit.


During the second quarter the Company wrote-down its investments in EV Global Motors Company and its related investment in Winderemere ECO Development, Ltd., Unique Mobility Europa GmbH and Taiwan UQM Electric Co., Ltd. as a result of its evaluation of each investment's potential to achieve profitable operations over the near term and the Company's ability to recover the carrying value of its investment. Pursuant to the terms of the agreement governing the future operations of Unique Mobility Europa GmbH the Company reduced its ownership stake to 5.8 percent and has no obligation to fund the future operations of this entity. Similarly, the Company has no future funding obligations to either EV Global Motors Company or Windermere ECO Development, Ltd. Pursuant to the terms of the Joint Venture Agreement governing the operations of Taiwan UQM Electric Co., Ltd. upon the unanimous vote of the directors of Taiwan UQM the shareholders of Taiwan UQM may be obligated to contribute additional capital. The Company holds two seats on the board of directors of Taiwan UQM and therefore has the ability to restrict or eliminate future capital calls by Taiwan UQM. However, in the event the other shareholders of Taiwan UQM elect to contribute additional capital to fund Taiwan UQM's future operations the Company will suffer a dilution of its ownership interest.

The Company expects to fund its future working capital requirement through a combination of existing cash resources, cash flow generated from operations, if any, and borrowings on short-term bank lines-of-credit. The Company believes its existing cash resources and bank lines-of-credit are sufficient to fund its operations for the forseeable future.

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

Year 2000 Issue

The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates correctly after December 31, 1999, which may cause systems failures. Through the date of this report the Company has not experienced any problems arising from the effects of the Year 2000 issue.

PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits

               27 Financial data schedule

       (b)     Reports on Form 8-K

               Current Report dated October 14, 1999 regarding the writedown of the Company's investment in certain joint ventures.




                                                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Unique Mobility, Inc.
                                         Registrant


   Date: January 31, 2000                By: /s/Donald A. French
                                             Donald A. French
                                             Treasurer
                                             (Principal Financial and
                                             Accounting Officer)