Form 10-K
period 2000-03-31
UNIQUE MOBILITY INC
filed 2000-06-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Year Ended March 31, 2000

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

                   Name of each exchange on which registered:
                             American Stock Exchange
                             Pacific Stock Exchange
                             Chicago Stock Exchange
                            Frankfurt Stock Exchange
                              Berlin Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant (16,325,359 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 26, 2000:

                                $137,786,030

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of June 26, 2000:

                           17,233,345 shares of the
                           registrant's common stock,
                                 $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
In Part III certain  information is incorporated by reference from the Company's
definitive   Proxy   Statement  for  the  August  15,  2000  Annual  Meeting  of
Shareholders.

ITEM 1.     BUSINESS

This Report may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section of the Registration Statement on Form S-3 (File No. 333-78525) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Company's ability to obtain additional financing, the Company's reliance on major customers and suppliers and the possibility that product liability insurance may become unavailable. These forward-looking statements represent the Company's judgment as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

General

Unique Mobility, Inc. ("Unique" or the "Company") was incorporated in 1967. The Company's $0.01 par value common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin stock exchanges under the symbol "UQM".

Historically, the Company's revenue has been derived from contract research and development services performed for strategic partners and clients and the limited production and sale of power dense, energy efficient propulsion systems. Sponsored research and development activities have supplemented internally funded product development programs.

Over the last two years the Company's operations have expanded to encompass three business segments, technology, mechanical products and electronic products. The Company has three principal operating units: Unique Mobility, Inc., located in Golden, Colorado, which operates as the corporate headquarters and engineering and product development center; wholly owned subsidiary Unique Power Products, Inc. ("Unique Power"), located in Frederick, Colorado, which manufactures permanent magnet electric motors, precision gears and gear assemblies; and wholly owned subsidiary Franklin Manufacturing Company ("Franklin"), located in St Charles, Missouri which manufactures printed circuit board assemblies, cable harness assemblies, complete electronic boxes and the assembly of complete end products.

The Company's objective is to leverage its technology base and name recognition to develop, manufacture and market products in a number of high potential niche markets in the near term, and automotive mass markets in the longer term. Fundamental to this strategy is maintaining high quality and competitive manufacturing capability for products developed by the Company.

The Company also holds minority ownership positions in Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), EV Global Motors Company ("EV Global"), and Windemere Eco Development Limited ("WED").

Taiwan UQM is a joint venture with Kwang Yang Motor Company, Ltd. ("KYMCO") and Turn-Luckily Technology Co., Ltd. Taiwan UQM, located in Taipei, Taiwan, is a licensee of the Company and manufacturer of starter motors and alternators for gasoline scooters and electric propulsion systems for an all electric scooter. The Company holds a 38.25 percent ownership interest in Taiwan UQM. During the current fiscal year the Company wrote down the carrying value of this investment to zero. See also footnote 6 to the consolidated financial statements in "Item 8 Financial Statements" below.

During the fiscal year ended March 31, 2000 the Company acquired a 33.6 percent ownership interest in Unique Mobility Europa Gmbh ("Unique Europa"), a joint venture with EV Global, Energy Conversion Devices and Haco Trading, Ltd. The Company's ownership interest in Unique Europa, located in Mittweida, Germany, was acquired for DM 50,000 (US $9,573) and a contribution to surplus of 208,333 newly issued shares of Unique common stock with a fair market value of $1,149,894. On October 8, 1999 the Company entered into an agreement with the shareholders of Unique Europa providing for the reduction of its ownership interest in Unique Europa to 5.9 percent in exchange for a funding commitment from one of the shareholders in the amount of DM 3 million (US $1,630,200). As a result of this agreement the Company wrote down its investment to zero at September 30, 1999. Subsequent to year end the Company sold its remaining ownership and all other rights relating to its interest in Unique Europa for $400,000 in cash. No gain or loss resulted from this transaction.

The Company owns 400,000 shares of EV Global common stock. EV Global, based in Los Angeles, is a developer and distributor of electric bicycles. In June, 1999, the Company acquired an approximately 9.5 percent participation in a $5.225 million convertible note receivable from WED, held by EV Global, for $500,000 in cash. WED is an environmentally sensitive development of Windemere Island in the Bahamas. The entire loan is convertible into approximately 50.4 percent of the total outstanding equity of WED, of which the Company would receive an approximately 4.8 percent ownership interest. At September 30, 1999 the Company wrote down the carrying value of EV Global and WED to zero.


Technology Segment

The technology segment of the Company encompasses the operations of the Engineering and Product Development Center and the administrative and management functions performed by the corporate headquarters staff and senior executives. The Company's Engineering and Product Development Center occupies a 40,000 square foot building located in Golden, Colorado equipped with research and development laboratories, prototype build and test facilities for electric motors, electronic controls, software, and vehicle integration activities. The technology segment conducts sponsored and internally-funded engineering activities directed toward the development of new products and the engineering of motor and electronic controls to meet the requirements of our customer's specific product application and is the source of engineering services for both the mechanical and electronic product segments.

During the past year a number of new and important projects were executed at the Company's Engineering and Product Development Center including:

o A Department of Energy funded project to design and build an advanced electric traction system capable of propelling a mid-sized hybrid electric or fuel cell electric passenger vehicle. The two year, $750,000 project, is focused on the development and initial prototype product build of an innovative propulsion system that integrates an energy efficient motor, gears and differential into a complete system that can deliver up to 100 horsepower and 1,100 foot pounds of torque to the wheels of the automobile.

o A two year, $600,000 project funded by the Department of Defense to design and build a generator system for the Marine Corps' advanced amphibious assault vehicle.

o The design of a UQM electric motor/generator for General Motor's Precept Technology Demonstration vehicle which was introduced at the 2000 North American International Auto Show in Detroit. The GM Precept is a fully functional hybrid electric five passenger family sedan designed to achieve 80 miles per gallon. The UQM motor generator product is part of the rear drive system of the car, operating as an input to the transmission along with the engine. The system performs numerous critical functions, including engine starting, engine power assist, regenerative braking to capture vehicle braking energy, battery charging and part-time driving of the vehicle accessories.

o Design and delivery of fifty fuel cell UQM compressor drive motors to a tier-one automotive supplier. The compressor motors are liquid cooled and were optimized for the specialized operating characteristics of fuel cells. Substantially all fuel cell developers require a high efficiency, small and lightweight motor to drive the air transfer system to facilitate the chemical reaction inside the fuel cell that leads to the production of energy.

o Design and delivery of high efficiency UQM electronic motor controls for use in a tier-one automotive suppliers electrically powered air conditioning system currently under development. The project is part of the automotive industry's initiative to replace the current 12-volt passenger automobile electrical system with a higher capacity 42-volt system to increase electric power availability within automobiles for such features as power windows, power seats and seat heaters, brakes, music and phone systems and global positioning devices.

o Design and introduction of a controller area network ("CAN") option on the Company's product line of motors and controllers. CAN is a cost effective two-wire serial communication system for real-time control applications which can replace expensive, heavy and cumbersome wiring looms. It enables the graphical visualization of the content of information sent to and between components, as well as, the control, monitoring and updating of components from remote locations over the internet if the components are connected to a computer network.

o Application of the Company's proprietary electric motor and control technology to one of a multinational equipment makers products under an exclusive product development. Under the terms of an initial three year agreement, Unique will apply its proprietary technology to the customer's product on an exclusive basis during which time the companies expect to complete a commercial supply agreement to ensure continued exclusivity for the developed product in the markets where the product is sold.

These product developments represent the continuation of our strategy to apply our proprietary technology to enable our customer's products to achieve a performance advantage in the existing commercial markets they serve while we continue to pursue the developing markets for advanced propulsion systems for automobiles, trucks and buses and the distributed power generation market.

During fiscal 2000, the technology segment generated revenue of $2,426,152 consisting of $1,702,937 of contract services revenue and $723,215 from the sale of low volume motor and control products. Operating losses for the technology segment amounted to $6,293,807, including the effect of the write-downs previously mentioned, compared to an operating loss of $2,646,442 last year. Excluding the writedowns, the technology segment had a net loss of $2,189,179 an improvement of $457,263 over last years net loss. The costs associated with the operation of the corporate headquarters, including the salaries of the executive officers and other corporate staff, general corporate overhead costs and the earnings or losses of minority owned affiliates are absorbed by the technology segment and are not allocated to the mechanical products or electronic products segments.



Mechanical Products

The mechanical products segment of the Company encompasses the operations of the Company's wholly-owned subsidiary, Unique Power Products, Inc. Unique Power Products occupies a 25,000 square foot manufacturing plant located in Frederick, Colorado which houses the Company's gear and motor manufacturing operations. Gear manufacturing operations consist of the precision grinding of both commercial and aerospace grade gears and the manufacture of complete gear assemblies. Motor manufacturing operations consist of the high volume manufacture of the Company's proprietary permanent magnet motors.

During fiscal 2000, the mechanical products segment generated revenue of $4,115,557 a 17 percent increase over the prior years revenue of $3,532,871. Operating losses for the segment amounted to $686,423 a 43 percent improvement over the segment's prior year operating loss of $1,205,556. EBITDA for the fiscal year ended March 31, 2000 was $503,414 compared to $(174,155) last year. Contributing to the growth in revenue and improved financial performance was the introduction by Invacare Corporation of its Action Arrow Storm Series power wheelchairs with the Gearless Brushless GB motor, manufactured by Unique Power. Also contributing to fiscal 2000 financial performance was the production launch of a smaller model of the complex welded clutch gear assemblies we currently supply to Funk Manufacturing Company, a wholly-owned subsidiary of Deere & Co.



Electronic Products Segment

The electronic products segment of the company encompasses the operations of the Company's wholly-owned subsidiary Franklin Manufacturing Company and includes the manufacture of thru-hole and surface mount printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. In addition, the company is a wholesale distributor of over 70 lines of passive electronic components. Franklin Manufacturing Company conducts its operations from a 31,000 square foot manufacturing plant located in St. Charles, Missouri. During fiscal 2000, the electronic products segment generated revenue of $14,056,151, a 39 percent increase over the prior year's eleven month revenue from the date of acquisition of $10,129,729. Operating earnings for the segment improved over five-fold to $508,423 from $97,928 last year. EBITDA for the fiscal year ended March 31, 2000 nearly doubled to $1,507,998 compared to $763,117 last year. Key to the growth in revenue and profitability were two new customer orders. The first, a $1.1 million order for the production of wire harnesses and printed circuit board assemblies for the North American unit of an international maker of elevators and other people moving products. The second, an order encompassing the turn-key production of the TRG Pro handheld computer for a licensee of Palm Computing.

Technology

The Company's technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and electronic controls, together with software code and computer area network design tools utilized to manage individual components and the flow of energy between components in a system. During fiscal 2000 the Company received an additional patent covering the packaging of an electromechanical brake inside a motor. A patent application on a high accuracy method of detecting motor rotor position using low cost electronic parts filed last year remains pending.

Attributes of the Company's permanent magnet motor technology include high operating efficiencies (>90%), packageability (small and lightweight) and two-way operation as either a motor or generator. High pole count configurations, together with a relatively large air-gap dimension, creates a higher torque, lower speed motor than possible with more conventional architectures. Typically, the Company's motors feature high copper utilization (which minimizes energy loss); hollow construction (for the interior packaging of other components such as gears and electromechanical brakes); good heat rejection; lower iron content; and low mechanical losses.

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

Income from sponsored development projects is recorded as contract services revenue and the associated development costs are shown as cost of contract services in the Company's financial statements. Internally-funded research and development expenditures amounted to $378,954 for the fiscal year ended March 31, 2000, a decline of 43.3 percent from the prior year level of $667,989. The decline is attributable to lower levels of manufacturing engineering activities and cost-share type sponsored development programs.

In recent years, the Company has focused the major portion of its research and development activities on the development of commercial products, and production engineering activities to lower the cost of manufacture of such products as opposed to basic research in the field although, the Company has continued to advance the capability and performance of its proprietary motor and controls technology portfolio. Management believes that the Company's future growth is dependent, in part, on the continued advancement of its core technology, the extension of its technological capabilities and its ability to develop additional products. Accordingly, the Company expects to continue to invest in research and development at approximately the same level as in the current year.

Competition

All of the markets in which the Company operates are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which it hopes to market to vehicle OEM's throughout the world for use in electric, hybrid electric and fuel cell electric vehicles. At present, the market for such systems is not significant, although various legislative mandates and incentives are expected to accelerate the development of a market for vehicles propelled by such systems. There are numerous companies developing products that do or soon will compete with the Company's drive systems. Some of these companies possess significantly greater financial, personnel and other resources than the Company, including established supply arrangements and volume manufacturing operations.

The Company believes its principal competitors include Hitachi, Matsushita, Siemens, Delphi, EcoStar and Visteon.

The mechanical products segment competes primarily in the automotive, heavy equipment, aerospace and medical products industries. Each of these industries is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources, marketing, distribution and manufacturing capability. The Company believes its principal competitors include Advanced DC, Owosso Corporation, Emerson Electric, General Electric, Rockwell International, Baldor, ABB, Fairfield Manufacturing, Precision Gear and Fairlane Gear.

The electronic products segment competes primarily in the automotive, telecommunications, medical, computer and industrial markets. Each of these markets is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources, marketing, distribution and manufacturing capability. The Company believes its principal competitors include Jabil Circuit, Plexus, EFTC Corporation, Flextronics International, Solestica Corporation and Baldwin.

Patents and Trademarks

The Company holds a motor patent, U.S. Patent No. 5,009,944 issued on April 2, 1991 covering the basic design of its permanent magnet motors and U.S. Patent 5,311,092 issued on May 10, 1994 covering subject matter that was not allowed in the original U.S. Patent. Of the foreign applications, a patent has been issued and validated in twelve member countries of the European Patent Office (EPO). In addition, corresponding patents have been issued in Australia, Brazil, Canada, China, India, Ireland, Israel, Finland, Japan, South Korea, Mexico, New Zealand, South Africa and Taiwan.

In April 1992, the Company was issued U.S. Patent No. 5,107,151 covering certain proprietary aspects of its electronic control circuitry. In August 1990, various international patent applications corresponding to the U.S. Application were filed. Patents have been granted in Mexico, Taiwan, India and Israel. Applications remain pending in Japan and South Korea.

The Company was granted U.S. Patent No. 5,319,844 issued June 14, 1994 covering the method of constructing the motor as disclosed in U.S. Patent No. 5,004,944. In March 1991 the Company filed an International Patent Application corresponding to the U.S. Application; as a result patents have been granted in Australia, Japan, Russia, and South Korea. Patent applications are pending in a number of other foreign countries.

The Company was granted U.S. Patent No. 5,382,859 in January, 1995 covering a novel method of constructing a motor stator. An additional U.S. Patent No. 5,592,731 issued January 14, 1997 covering an additional invention not covered in the original patent. Patent Applications are pending in a number of foreign countries.

The Company was granted U.S. Patent No. 5,677,605 on October 14, 1997 which embodies a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. Patent Applications are pending in a number of foreign countries.

The Company was granted U.S. Patent No. 5,982,063 on November 9, 1999 covering the packaging of an electro-mechanical brake inside a motor. Patent applications are pending in a number of foreign countries.

The Company registered the letters "UQM" and a stylized version thereof as its new trademark in the U.S. Counterpart applications have been filed in 26 countries throughout the world and 24 of those countries have granted registrations or indicated them to be allowable. The foreign trademark registrations and applications include major markets where the company is doing business or establishing business contacts.

The Company uses "POWER PHASE" as a trademark to identify its modular brushless permanent magnet electric motor drives for electric and hybrid electric vehicles and has obtained a U.S. Trademark registration. Corresponding applications for trademark registration have been filed in 11 countries and in the European community, which has allowed the application. Registrations have been granted in Mexico and Canada.

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

Backlog

The Company's technology segment had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $1,215,495 at May 31, 2000. The technology segment also had an order backlog for prototype motors and controls of approximately $930,946 at May 31, 2000. All such contracts are subject to amendment, modification or cancellation. The Company expects to perform all unperformed service contracts and ship motor and controller backlog products over the next twelve months.

The Company's mechanical products segment had an order backlog of approximately $3.2 million at May 31, 2000. The Company expects to ship all backlog products within the next twelve months.

The Company's electronic products segment had an order backlog of approximately $13.5 million at May 31, 2000. The Company expects to ship all backlog products within the next twelve months.

Customers and Suppliers

The Company has one significant customer in its electronic products segment, Tyco International, Ltd., which accounted for revenue of $4,434,454, or approximately 22 percent of consolidated revenue.

Principal raw materials and components purchased by the Company include iron, steel, electronic components, magnet material and copper wire. Most of the above items are available from several suppliers and the Company generally relies on more than one supplier for each item. Certain components used by the Company are custom designs and if the Company's current supplier no longer made them available to the Company, the Company could experience production delays.

U.S. Government Contracts

For the year ended March 31, 2000, $910,770, or approximately 4 percent of the Company's consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 1999, $758,853, or approximately 5 percent of consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

Some of the Company's contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost sharing basis based on not-to-exceed billing rates negotiated between the Company and the U.S. Government. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, the Company can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All U.S. Government contracts with the Company are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of May 31, 2000, the Company had 170 full-time employees. The Company has entered into employment contracts with its executive officers, one of which expires in April 2000, and the other two in December, 2002. None of the Company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

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

ITEM 2.  PROPERTIES

The Company owns or leases its offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning facilities of the Company as of May 31, 2000, is set forth in the table below:

                                   Ownership or
                         Square  Expiration Date
Location                  Feet      of Lease                 Use

Golden, Colorado (1)     40,000  September 2002      manufacturing,
                                                     laboratories
                                                     and offices

Frederick, Colorado      25,000  Own                 manufacturing
                                                     and offices

St. Charles, Missouri    31,000  March 2007          manufacturing,
                                                     warehouse and
                                                     offices

(1) The Company is a fifty percent member in a limited liability company which owns this facility.


ITEM 3.  LEGAL PROCEEDINGS

There is no material litigation with respect to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote by security holders of the Company during the quarter ended March 31, 2000.

ITEM 5.  MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2000                                    High             Low
Fourth Quarter                         $10.88           $3.69
Third Quarter                          $ 4.38           $3.50
Second Quarter                         $ 4.63           $4.06
First Quarter                          $ 6.44           $4.31

1999                                    High             Low
Fourth Quarter                         $ 6.13           $4.25
Third Quarter                          $ 6.19           $4.39
Second Quarter                         $ 7.25           $4.39
First Quarter                          $ 8.31           $6.50

On June 26, 2000 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $8.44 per share and there were 937 holders of record of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA


                              Unique Mobility, Inc.
                      Consolidated Selected Financial Data

                         Year        Year       Year   Five Months
                        Ended       Ended      Ended      Ended
                      March 31,   March 31,  March 31,  March 31, Year Ended October 31,
                        2000        1999       1998        1997      1996          1995

Contract Services
Revenue            $  1,702,937   1,517,960  2,790,496    700,132  1,436,484   4,031,951

Product Sales      $ 18,894,923  14,280,458  1,274,236    152,016    611,213     701,700

Operating
Loss               $ (5,688,774) (3,144,592)(3,007,599)(1,120,900)(2,744,606) (1,134,338)

Net Loss           $ (6,471,807) (3,754,070)(3,266,360)(1,201,085)(2,904,743) (1,330,433)

Net Loss
Per Common Share-
basic and diluted  $     (.39)       (.24)      (.23)      (.12)      (.26)       (.13)

Total Assets       $ 24,257,843  27,206,578 19,585,551 12,370,699  8,712,649   7,626,178

 Long-Term
Obligations        $  3,422,459   4,396,127  1,029,924    726,218    744,389     807,003

Cash Dividend
Declared Per
Common Share       $     -0-         -0-        -0-        -0-        -0-         -0-


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents at March 31, 2000 was $2,085,115 and working capital (the excess of current assets over current liabilities) was $5,672,559 compared with $1,537,453 and $2,395,261,respectively, at March 31, 1999.

Accounts receivable rose $219,900 to $2,821,894 at March 31, 2000 from $2,601,994 at March 31, 1999. The increase is primarily attributable to higher levels of revenue at Franklin.

Costs and estimated earnings on uncompleted contracts increased $155,654 to $329,111 at March 31, 2000 from the fiscal 1999 year end level of $173,457.
Estimated earnings on contracts in process declined to $180,293 at March 31, 2000 on costs incurred on contracts in process of $645,425 compared to estimated earnings on contracts in process of $285,804 on costs incurred on contracts in process of $1,457,955 at March 31, 1999. The decrease is attributable to lower levels of contracts in process at March 31, 2000.

Inventories  rose $332,285 to  $3,120,279  at March 31, 2000 from  $2,787,994 at
March 31, 1999 reflecting increases in raw material and work in process inventories associated with higher sales levels for the fiscal year.

Prepaid expenses and other current assets rose nominally from their beginning of the year levels.

The Company invested $483,716 for the acquisition of property and equipment during fiscal 2000 compared to $4,399,114 for the prior fiscal year. The decrease is attributable to higher levels of capital expenditures in the prior fiscal year arising from investments in manufacturing equipment and the construction of a manufacturing plant by the mechanical products segment, investments in manufacturing equipment and tooling by the electronic products segment, and investments in equipment by the technology segment.

During the second quarter, the Company evaluated its investments in three long-term investments, Taiwan UQM Electric Co., Ltd., Unique Mobility Europa GmbH and EV Global Motors Company and their related operations. Based on these evaluations the Company wrote down these investments to zero (see "Item 8 Financial Statements", notes 6, 7 and 8 to the Consolidated Financial Statements.)

Patent and trademark costs, net of accumulated amortization, was $731,282 at March 31, 2000 an increase of $45,087 from the fiscal 1999 year end level. The increase is primarily attributable to legal and application fees which amounted to $79,296 and $137,537 in fiscal 2000 and 1999, respectively.

Goodwill, net of accumulated amortization, declined to $5,995,463 at March 31, 2000 from $6,327,841 at March 31, 1999 due to the amortization of this asset over its 20 year useful life.

Accounts payable declined $864,828 to $1,379,316 at March 31, 2000 from $2,244,144 at March 31, 1999. The decrease is primarily attributable to lower amounts due trade vendors.

Other current liabilities decreased $107,036 to $845,462 at March 31, 2000 from $952,498 at March 31, 1999. The decrease is primarily attributable to the payment of organization costs on behalf of Unique Europa and deferred compensation associated with the acquisition of Aerocom, Inc.

Revolving   line-of-credit  declined  $1,100,000  to  zero  at  March  31,  2000 reflecting the application of cash to the reduction of short-term borrowings.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $10,106 to $79,499 at March 31, 2000 from $69,393 at March 31, 1999 reflecting payments by customers for certain sponsored development contracts in advance of the performance of the associated project work.

Long-term debt declined $973,668 to $3,422,459 at March 31, 2000 primarily due to scheduled principal repayments on the Company's term bank debt during the fiscal year.

Common  stock  and  additional   paid-in  capital   increased  to  $171,942  and
$49,382,877 at March 31, 2000, respectively, compared to $162,230 and $43,412,390 at March 31, 1999. The increases were due to the sale of common stock in private offerings in the amount of $488,828; the issuance of common stock for investment in Germany joint venture of $1,149,894; proceeds received upon the exercise of warrants of $3,776,659; and sales of common stock to employees, directors and consultants through the Company's benefit plans and option exercises of $807,480.

Notes receivable from officers decreased to zero at March 31, 2000 from $454,063 at March 31, 1999 reflecting the repayment of stock option loans by officers of the Company during the fiscal year.

Results of Operations

Operations for the year ended March 31, 2000, resulted in a net loss of $6,471,807, or $0.39 per share, compared to a net loss of $3,754,070 or $0.24 per share for the year ended March 31, 1999 and a net loss of $3,266,360 or $0.23 per share for the year ended March 31, 1998.

Operations for the fiscal year ended March 31, 2000 included charges associated with the write down of the Company's investments in Taiwan UQM, Unique Europa, EV Global and WED which resulted in a charge to earnings of $4,104,628, compensation payable to the Company's former CEO of $324,866, and the write-off of an uncollectible customer account of $254,870. Excluding these items which totaled $4,684,364 or $0.28 per common share, net loss for the year declined 52 percent to $1,787,443 or $0.11 per common share from the net loss of $3,754,070 or $0.24 per common share for the previous fiscal year and declined $1,478,917 or $0.09 per share from the net loss of $3,266,360 for the fiscal year ended March 31, 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year before the foregoing charges improved by $2,406,699 to $816,348 versus EBITDA of $(1,590,351) last year and $(2,624,992)
for the fiscal year ended March 31, 1998. EBITDA for the fiscal year ended March 31, 2000 including the foregoing charges was $(3,868,016) compared to $(1,590,351) and $(2,624,992) for the comparable fiscal years ended March 31, 1999 and 1998, respectively.

Revenue from contract services increased 12 percent to $1,702,937 during fiscal 2000 compared to $1,517,960 for the year ended March 31, 1999. The increase in contract services revenue in fiscal 2000 over the fiscal 1999 level is attributable to increased levels of sponsored development activities and improved program pricing. Revenue from contract services for fiscal 1999 declined 46 percent to $1,517,960 compared to $2,790,496 for the year ended March 31, 1998. The decrease in contract services revenue is attributable to the Company's focus on executing sponsored development programs that results in commercial production opportunities.

Product sales during fiscal 2000 increased 32 percent to $18,894,923 compared to $14,280,458 for the year ended March 31, 1999. The increase in the current fiscal year over last fiscal year is due, to an expanded customer base at
Franklin and improved order volume from existing customers at Unique Power. Product sales during fiscal 1999 rose eleven fold to $14,280,458 compared to $1,274,236 for the year ended March 31, 1998. The increase in fiscal 1999 product sales over the comparable fiscal 1998 amount is attributable to the acquisition of Aerocom Industries, Inc. and Franklin and internal revenue growth at these entities subsequent to their acquisition.

Consolidated gross profit margins for fiscal 2000 increased to 15.4 percent compared to a margin of 8.2 and 11.0 percent for years ended March 31, 1999 and 1998, respectively. Gross profit on contract services was 23.7 percent for fiscal 2000 compared to 3.0 and 5.6 percent for fiscal 1999 and fiscal 1998, respectively. The improvement in contract services margins for fiscal 2000 versus fiscal 1999 is attributable to reduced levels of cost overruns on development programs. The decrease in contract services margins for fiscal 1999 versus fiscal 1998 is attributable to project cost overruns and lower average billing rates. Gross profit margins on product sales were 14.6 percent compared to 8.7 and 23.1 percent in fiscal 1999 and 1998, respectively. The increase in margins on product sales in fiscal 2000 versus fiscal 1999 is primarily attributable to higher levels of revenue resulting in improved absorption of overhead costs. The decrease in product sales margins in fiscal 1999 versus fiscal 1998 is primarily attributable to higher levels of depreciation charges on manufacturing equipment arising from the acquisition of Aerocom and Franklin which are charged to cost of product sales. Depreciation charged to cost of product sales amounted to $1,435,630, $1,117,397, and $96,444 in fiscal 2000,
1999 and 1998, respectively.

Research and development expenditures in fiscal 2000 declined to $378,954 compared to $667,989 and $902,407 for fiscal 1999 and 1998, respectively. The decrease in fiscal 2000 versus fiscal 1999 is generally attributable to lower levels of internally-funded development activities. The decrease in fiscal 1999 versus fiscal 1998 was attributable to declining levels of development
expenditures   on  the  product   launch  of  wheelchair   motors  for  Invacare
Corporation.

General and administrative expense for fiscal 2000 was $4,036,732 compared to $3,461,161 and $2,121,340 for fiscal 1999 and 1998, respectively. The increase in general and administrative expenses in fiscal 2000 versus fiscal 1999 is due to the accrual of compensation payable to the Company's former CEO under the terms of his employment agreement and the write-off of an uncollectible account receivable from a customer. The increase in fiscal 1999 expenditures over fiscal 1998 is generally attributable to the consolidation of additional costs upon completion of the acquisition of Franklin.

Write-down of investments for the fiscal year ended March 31, 2000 represents charges resulting from the Company's impairment of its investment in EV Global, Unique Europa, Taiwan UQM and a note receivable from WED. See also "Financial Condition" above and "Item 8 Financial Statements" notes 6, 7, and 8 to the consolidated financial statements below.

Interest income for fiscal 2000 declined to $59,369 compared to $111,365 and $191,186 in fiscal 1999 and 1998, respectively. The decrease in fiscal 2000 versus fiscal 1999 and fiscal 1999 versus fiscal 1998 is attributable to lower levels of cash and cash equivalents throughout each fiscal year as compared to the prior year.

Interest expense rose to $483,298 during fiscal 2000 compared to $338,396 and $96,073 for fiscal 1999 and 1998, respectively. The increase in fiscal 2000 versus fiscal 1999 is attributable to higher levels of borrowings throughout fiscal 2000 on the Company's lines-of-credit. The increase in fiscal 1999 versus fiscal 1998 is attributable to the consolidation of Franklin and Aerocom subsequent to fiscal 1998 and higher levels of term debt at Unique Power Products and Franklin arising from significant capital expenditures at each unit for facility and equipment.

Equity in loss of Taiwan joint venture declined to $186,538 for the year ended March 31, 2000 compared to $417,801 and $246,648 for the years ended March 31, 1999 and 1998, respectively. The decrease for fiscal 2000 versus fiscal 1999 is due to the Company's write-down of its investment in Taiwan UQM at September 30, 1999 at which time it ceased recording its pro-rata shares of the operating losses of Taiwan UQM. The increase in fiscal 1999 versus fiscal 1998 is due to expanded staffing and operations at Taiwan UQM.

Equity in loss of Germany joint venture was $93,632 for the year ended March 31, 2000. The increase is attributable to the Company's recording of its proportionate share of losses incurred by Unique Europa prior to the write-down in its investment in Unique Europa at September 30, 1999.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the fiscal year ended March 31, 2000 were adequate to meet operating needs. For the year ended March 31, 2000 net cash used by operations was $1,744,746 compared to $2,334,761 for the comparable prior year. The improvement is primarily attributable to reduced levels of cash used to fund operating losses. Cash used by investing activities for the year ended March 31, 2000 amounted to $1,015,393 compared to $8,385,291 for the prior fiscal year. The decrease is attributable to the acquisition of Franklin Manufacturing Company, the construction of a manufacturing plant in Frederick, Colorado and related equipment purchases during the prior fiscal year. The Company's cash requirements throughout the period were funded primarily through the sale of common stock to investors, cash received upon the exercise of outstanding common stock warrants and options, and borrowings on available bank facilities.

During the second quarter the Company wrote-down its investments in EV Global and its related investment in WED, Unique Europa and Taiwan UQM as a result of its evaluation of each investment's potential to achieve profitable operations over the near term and the Company's ability to recover the carrying value of its investment. Subsequent to the end of the fiscal year the Company sold its ownership and all other rights relating to its interest in Unique Europa for $400,000 in cash. No gain or loss resulted from the Company's sale of its interest in Unique Europa. The Company has no future funding obligations to either EV Global or WED. Pursuant to the terms of the Joint Venture Agreement governing the operations of Taiwan UQM upon the unanimous vote of the directors of Taiwan UQM the shareholders of Taiwan UQM may be obligated to contribute additional capital. The Company holds two seats on the board of directors of Taiwan UQM and therefore has the ability to restrict or eliminate future capital calls by Taiwan UQM. Although the Company cannot be required to fund future capital calls by Taiwan UQM, it could suffer a dilution of its ownership interest in the event of the sale of additional equity by Taiwan UQM to others.

Unique Power has a line-of-credit facility with a commercial bank in the amount of $750,000 which is scheduled for renewal in October 2000. At March 31, 2000 no amount was drawn against this facility. All financing of Unique Power has been unconditionally guaranteed by Unique as the parent entity.

Franklin has a line-of-credit with a commercial bank in the amount of $2.5 million which is scheduled for renewal in August 2000. At March 31, 2000 no amount was drawn against this facility. All financing of Franklin has been unconditionally guaranteed by Unique as the parent entity.

The Company believes that its existing cash balances and existing bank lines-of-credit are sufficient to meet its operating capital requirements for at least the next twelve months, exclusive of acquisition financing requirements. For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to operate on existing cash balances, cash flow from operations, and available bank facilities.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its bank lines-of-credit which have variable interest rates, however, no amounts were outstanding on these lines at March 31, 2000. Interest rates on long-term debt are fixed and approximate current market rates as of March 31, 2000.

ITEM 8.  Financial Statements






                          Independent Auditors' Report

The Board of Directors
Unique Mobility, Inc.:

We have audited the accompanying consolidated balance sheets of Unique Mobility, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Taiwan UQM Electric Co., Ltd., (a 38.25 percent owned investee company). The Company's investment at March 31, 1999 in Taiwan UQM Electric Co., Ltd. was $1,595,432, and for the years ended March 31, 1999 and 1998 the Company recognized equity in the losses of Taiwan UQM Electric Co., Ltd. of $417,801 and $246,648, respectively. The financial statements of Taiwan UQM Electric Co., Ltd. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Taiwan UQM Electric Co., Ltd. for the years ended March 31, 1999 and 1998 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unique Mobility, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.



                                     KPMG LLP


Denver, Colorado
May 8, 2000

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets



                                                March 31,             March 31,
Assets                                            2000                  1999

Current assets:
   Cash and cash equivalents                 $  2,085,115             1,537,453
   Accounts receivable (note 15)                2,821,894             2,601,994
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                     329,111               173,457
   Inventories (note 4)                         3,120,279             2,787,994
   Prepaid expenses                               192,492               248,441
   Other                                          400,068               340,658

           Total current assets                 8,948,959             7,689,997

Property and equipment, at cost:
   Land (notes 5 and 10)                          517,080               444,480
   Building (notes 5 and 10)                    2,678,525             2,675,763
   Molds                                          102,113               102,113
   Transportation equipment                       146,386               195,890
   Machinery and equipment (note 10)           10,462,893            10,098,430
                                               13,906,997            13,516,676
   Less accumulated depreciation               (5,365,304)           (3,643,341)

           Net property and equipment           8,541,693             9,873,335

Investment in Taiwan joint venture (note 6)          -                1,595,432

Investment in EV Global (note 7)                     -                1,000,000

Patent and trademark costs, net of
  accumulated amortization of $125,078
  and $90,869                                     731,282               686,195

Goodwill, net of accumulated amortization
  of $656,696 and $324,318 (note 2)             5,995,463             6,327,841

Other assets                                       40,446                33,778

                                             $ 24,257,843            27,206,578

                                                                     (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued



                                                March 31,             March 31,
Liabilities and Stockholders' Equity              2000                  1999

Current liabilities:
   Accounts payable                          $  1,379,316             2,244,144
   Other current liabilities (note 9)             845,462               952,498
   Current portion of long-term
     debt (note 10)                               972,123               928,701
   Revolving line-of-credit (note 10)                -                1,100,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                            79,499                69,393

          Total current liabilities             3,276,400             5,294,736

Long-term debt, less current portion
  (note 10)                                     3,422,459             4,396,127

          Total liabilities                     6,698,859             9,690,863

Minority interest in consolidated
  subsidiary (note 5)                             413,066               399,591

Stockholders' equity (notes 12 and 13):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,194,192 and
     16,222,932 shares issued                     171,942               162,230
   Additional paid-in capital                  49,382,877            43,412,390
   Accumulated deficit                        (32,024,601)          (25,552,794)
   Accumulated other comprehensive income        (384,300)             (451,639)
   Notes receivable from officers                    -                 (454,063)

          Total stockholders' equity           17,145,918            17,116,124

Commitments (notes 6, 10, 17, and 19)




                                             $ 24,257,843            27,206,578


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations




                                            Year       Year          Year
                                           Ended       Ended        Ended
                                         March 31,    March 31,    March 31,
                                           2000         1999         1998
Revenue (note 15):
   Contract services                  $  1,702,937    1,517,960    2,790,496
   Product sales                        18,894,923   14,280,458    1,274,236
                                        20,597,860   15,798,418    4,064,732

Operating costs and expenses:
   Costs of contract services            1,300,052    1,471,827    2,635,599
   Costs of product sales               16,133,891   13,033,930      980,034
   Research and development                378,954      667,989      902,407
   General and administrative            4,036,732    3,461,161    2,121,340
   Amortization of goodwill                332,377      308,103       16,215
   Write down of investments             4,104,628         -            -
   Write-down of inventory                    -            -         416,736
                                        26,286,634   18,943,010    7,072,331

           Operating loss               (5,688,774)  (3,144,592)  (3,007,599)

Other income (expense):
   Interest income                          59,369      111,365      191,186
   Interest expense                       (483,298)    (338,396)     (96,073)
   Equity in loss of Taiwan joint
     venture (note 6)                     (186,538)    (417,801)    (246,648)
   Equity in loss of Germany joint
     venture (note 8)                      (93,632)        -            -
   Minority interest share of earnings
     of consolidated subsidiary            (80,823)     (72,596)     (70,905)
   Other                                     1,889      107,950      (36,321)
                                          (783,033)    (609,478)    (258,761)

           Net loss                   $ (6,471,807)  (3,754,070)  (3,266,360)

           Net loss per common share -
             basic and diluted (note 1o)     (.39)      (.24)        (.23)

Weighted average number of shares
  of common stock outstanding           16,573,391   15,960,966    13,924,434


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)


                                      Number of                                 Accumulated    Notes
                                       common             Additional   Accumu-     other     receivable             Total
                                       shares    Common    paid-in     lated   comprehensive  due from  Treasury stockholders'
                                       issued     stock    capital     deficit     loss       officers   stock      equity

Balances at March 31, 1997           13,042,964  130,430  27,094,170 (18,532,364)   (33,791)  (83,646)      -      8,574,799

Issuance of common stock in private
  offerings, net of offering
  costs of $341,202 (note 11)           626,875    6,269   4,667,528        -          -         -          -      4,673,797
Issuance of common stock upon
  exercise of employee and
  directors options                     226,332    2,263   1,081,888        -          -         -          -      1,084,151
Issuance of common stock upon
  exercise of warrants                  918,026    9,180   1,923,195        -          -         -          -      1,932,375
Issuance of common stock under
  employee stock purchase plan            7,523       75      23,963        -          -         -          -         24,038
Issuance of common stock for services     4,000       40      28,480        -          -         -          -         28,520
Compensation expense accrued for
  issuance of common stock options
  granted for services                     -        -         19,000        -          -         -          -         19,000
Issuance of common stock for
  acquisition of Aerocom                371,555    3,716   3,035,602        -          -         -          -      3,039,318
Issuance of common stock for
  investment in EV Global               200,000    2,000     998,000        -          -         -          -      1,000,000
Comprehensive income (loss):
   Net loss                                -        -           -      (3,266,360)     -         -          -     (3,266,360)
   Translation adjustment                  -        -           -           -      (386,689)     -          -       (386,689)
Total comprehensive income (loss)                                                                                 (3,653,049)

Repayment of officers' notes             (2,654)     (27)    (19,380)       -          -       27,590       -          8,183

Balances at March 31, 1998           15,394,621  153,946  38,852,446   (21,798,724) (420,480)  (56,056)     -     16,731,132

Issuance of common stock in private
  offerings, net of offering
  costs of $33,671 (note 11)            123,125    1,231     950,098         -          -         -         -        951,329
Issuance of common stock upon
  exercise of employee and directors
  options                               329,339    3,294     942,316         -          -     (794,341)     -        151,269
Issuance of common stock upon
  exercise of warrants                   68,600      686     297,689         -          -         -         -        298,375
Issuance of common stock under
  employee stock purchase plan            3,120       31      15,089         -          -         -         -         15,120
Issuance of common stock for services    17,845      179      91,303         -          -         -         -         91,482
Compensation expense accrued for
  issuance of common stock options
  granted for services                     -        -         19,000         -          -         -         -         19,000
Issuance of common stock for
  acquisition of Franklin               286,282    2,863   2,244,449         -          -         -         -      2,247,312
Comprehensive income (loss):
   Net loss                                -        -           -      (3,754,070)      -         -         -     (3,754,070)
   Translation adjustment                  -        -           -            -       (31,159)     -         -        (31,159)
Total comprehensive income (loss)                                                                                      (3,785,229)

Repayment of officers' notes               -        -           -            -          -      396,334      -        396,334

Balances at March 31, 1999           16,222,932 $162,230  43,412,390  (25,552,794)  (451,639) (454,063)     -     17,116,124

                                                                    (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income, Continued



                                   Number of                                 Accumulated    Notes
                                    common             Additional   Accumu-     other     receivable             Total
                                    shares    Common    paid-in     lated   comprehensive  due from  Treasury stockholders'
                                    issued     stock    capital     deficit     loss       officers   stock      equity

Issuance of common stock
  in private offerings, net
  of offering costs $11,235           88,900     889      487,939       -          -         -          -         488,828
Issuance of common stock upon
  exercise of employee
  and directors options              204,970   2,050      774,671       -          -         -        (3,062)     773,659
Issuance of common stock upon
  exercise of warrants               493,087   4,931    3,771,728       -          -         -          -       3,776,659
Issuance of common stock under
  employee stock purchase plan         9,072      91       33,730       -          -         -          -          33,821
Compensation expense accrued for
  issuance of common stock
  options granted for services          -        -         46,368       -          -         -          -          46,368
Issuance of common stock for
  investment in Germany joint
  venture                            208,333    2,083   1,147,811       -          -         -          -       1,149,894
Adjustment in purchase price of
  Franklin and Aerocom                  -        -           -          -          -         -      (167,395)    (167,395)
Comprehensive income (loss):
   Net loss                             -        -           -    (6,471,807)      -         -          -      (6,471,807)
   Translation adjustment               -        -           -          -        67,339      -          -          67,339
Total comprehensive income (loss)                                                                                      (6,404,468)

Retirement of treasury shares        (33,102)    (332)   (291,760)      -          -         -       292,092         -
Repayment of officers' notes            -        -           -          -          -      454,063   (121,635)     332,428

Balances at March 31, 2000        17,194,192 $171,942  49,382,877 (32,024,601) (384,300)     -          -      17,145,918


See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows



                                                            Year          Year          Year
                                                            Ended        Ended         Ended
                                                           March 31,    March 31,     March 31,
                                                             2000         1999          1998

Cash flows used by operating activities:
   Net loss                                            $ (6,471,807)  (3,754,070)  (3,266,360)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
        Write-down of investments                         4,104,628         -            -
        Depreciation and amortization                     2,120,493    1,825,323      545,295
        Minority interest share of earnings of
          consolidated subsidiary                            80,823       72,596       70,905
        Non-cash compensation expense for
          common stock, stock options and
          warrants issued for services                       46,368      110,482       47,520
        Equity in loss of Taiwan joint venture              186,538      417,801      246,648
        Equity in loss of Germany joint venture              93,632         -            -
        Loss (gain) on sale of property and equipment        (1,875)        -          32,180
        Write-off of patent costs                              -            -          18,731
        Other                                               (16,241)      (8,373)         -
        Change in operating assets and liabilities:
           Accounts receivable and costs and
             estimated earnings in excess of
             billings on uncompleted contracts             (452,207)     231,768     (609,588)
           Inventories                                     (423,027)  (1,444,538)     331,294
           Prepaid expenses and other current assets        (50,313)    (361,498)     (41,084)
           Accounts payable and other current liabilities  (971,864)     506,805     (395,256)
           Billings in excess of costs and estimated
             earnings on uncompleted contracts               10,106       68,943     (659,357)

               Net cash used by operating activities     (1,744,746)  (2,334,761)  (3,679,072)

Cash used by investing activities:
   Cash paid for acquisition of subsidiary, net                -      (3,848,640)    (337,702)
   Acquisition of property and equipment                   (483,716)  (4,399,114)    (703,562)
   Increase in patent and trademark costs                   (79,296)    (137,537)    (110,411)
   Proceeds from sale of property and equipment              63,327         -          25,250
   Investment in other long-term assets                    (515,708)        -            -
               Net cash used by investing activities     (1,015,393)  (8,385,291)  (1,126,425)

Cash flows provided by financing activities:
   Proceeds from borrowings                              10,898,494   10,827,358       -
   Repayment of debt                                    (12,928,740)  (7,320,466)    (212,440)
   Repayment of note payable for investment
     in Taiwan joint venture                                   -            -      (1,345,285)
   Proceeds from sale of common stock, net                  488,828      951,329    4,673,797
   Issuance of common stock upon exercise
     of employee options, net of note repayments          1,106,087      547,603    1,092,334
   Issuance of common stock under employee
     stock purchase plan                                     33,821       15,120       24,038
   Issuance of common stock upon exercise of warrants     3,776,659      298,375    1,932,375
   Distributions paid to holders of minority interest       (67,348)     (67,347)     (67,346)
               Net cash provided by financing activities  3,307,801    5,251,972    6,097,473

Increase (decrease) in cash and cash equivalents            547,662   (5,468,080)   1,291,976
Cash and cash equivalents at beginning of period          1,537,453    7,005,533    5,713,557

Cash and cash equivalents at end of period             $  2,085,115    1,537,453    7,005,533

Interest paid in cash during the period                $    488,601      314,983      129,599

                                                                     (Continued)

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued



Non-cash investing and financing transactions:


Translation adjustments of $(67,339), $31,159, $386,689, were recorded for the years ended March 31, 2000, 1999 and 1998, respectively.

In February 2000, the Company accepted 10,675 shares of its $0.01 par value common stock with a fair market value of $90,742 in satisfaction of purchase price adjustments arising subsequent to the acquisition of Franklin in accordance with the provisions of the Franklin Purchase Agreement.

In March 2000, the Company accepted 7,762 shares of its $0.01 per share common stock with a fair market value of $76,653 in satisfaction of purchase price adjustments arising subsequent to the acquisition of Aerocom in accordance with the provisions of the Aerocom Purchase Agreement.

In May 1999, the Company acquired 33.6 percent ownership interest in a Germany joint venture. Pursuant to this transaction the Company issued 208,333 shares of common stock with an aggregate value of $1,149,894 in exchange for its ownership interest.

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

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price or as repayment of promissory notes from officers issued under the option plans, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise or promissory note repayment. For the years ended March 31, 2000 and 1999, the Company issued 5,000 and 15,870 shares of common stock for an aggregate exercise price of $3,750 and $15,870, respectively, for which the Company received 355 and 2,308 shares of common stock as payment for the exercise price. In addition, for the year ended March 31, 2000 the Company received 14,310 shares of common stock with a fair market value of $121,635 in repayment of promissory notes issued under the option plans. The shares received were recorded at cost as treasury stock and subsequently retired.

In accordance with the provisions of the Company's stock option plans, the Company may, and has, accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the year ended March 31, 1999, the Company issued 267,362 shares of common stock for an aggregate exercise price of $794,341 for which the Company received promissory notes for the same amount. There were no notes receivable exchanged for the exercise of options during the year ended March 31, 2000 and March 31, 1998.

See accompanying notes to consolidated financial statements.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies

     (a)  Description of Business

          Unique Mobility, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electronic controls for such motors, the grinding and manufacturing of high precision gears and the manufacture and sale of electronic circuit board assemblies, wire harness assemblies and other electronic products. The Company's revenue is derived primarily from product sales to customers in the automotive, agriculture, telecommunications, industrial, medical and aerospace markets, and from contract research and development services. The Company is impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the ability of the Company and its partners to commercialize its products and technology.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of Unique Mobility, Inc. and those of all majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Investments in affiliated entities in which the Company has less than a 50 percent ownership interest and the ability to exercise significant influence are accounted for by the equity method. Under the equity method, the investment is originally recorded at cost and subsequently adjusted to recognize the Company's share of the net income or losses of the affiliates. Recognition of any such losses is generally limited to the extent of the Company's investment in, advances to, commitments and guarantees for the investee.

          Other investments, in which the Company has a minimal ownership interest and does not exercise significant influence, are carried at cost.

          The minority interests as of March 31, 2000 and 1999, consisted of the other stockholders' ownership interests in a subsidiary of the Company. See Note 5.

     (c)  Cash and Cash Equivalents

          The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

     (f)  Patent and Trademark Costs

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

     (g)  Goodwill

          The excess of the consideration exchanged over the fair value of the net assets obtained in acquisitions is recorded as goodwill. Amortization of goodwill is calculated using the straight-line method over a period of 20 years.

     (h)  Long-Lived Assets

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

     (i)  Contract Services Revenue and Cost Recognition

          Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage of completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs.

          Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

     (l)  Equity Instruments Issued for Non-Employee Services

          The Company periodically issues common stock or stock options to non-employees for services rendered. The cost of these services is recorded based upon the fair market value of the Company's common stock on the date of issuance or the fair market value of the stock option determined using an appropriate option pricing model.

     (m)  Foreign Currency Translation

          The net assets of foreign investments of the Company are translated at the appropriate period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity until realized. Gains and losses from foreign currency transactions are included in other income (expense).

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


     (n)  Comprehensive Loss

          Comprehensive loss consists of net loss and other comprehensive loss items which under generally accepted accounting principles are excluded from net loss but included as a component of stockholders' equity. For the years ended March 31, 2000 and 1999, accumulated other comprehensive loss consisted entirely of unrealized foreign currency losses.

     (o)  Loss Per Common Share

          Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common shareholders by all outstanding and dilutive potential shares during the periods presented, unless the effect is antidilutive.

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

(2)  Acquisitions

          On April 30, 1998, the Company acquired all of the outstanding common stock of Franklin Manufacturing Company ("Franklin") for $4 million cash and 286,282 shares of the Company's common stock. The total value of the consideration exchanged was $6,247,316. The acquisition has been accounted for using the purchase method of accounting and the results of Franklin's operations have been included with those of the Company since April 30, 1998.

          On January 16, 1998, the Company acquired all of the outstanding common stock of Aerocom Industries, Inc. ("Aerocom") for cash and shares of the Company's common stock totaling $3,377,020. The acquisition has been accounted for using the purchase method of accounting and the results of Aerocom's operations have been included with those of the Company since January 16, 1998.

UNIQUE  MOBILITY,INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


(3) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

     At March 31, 2000,  the estimated  period to complete  contracts in process ranged from 1 to 17 months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2000, within eighteen months.

     The  following summarizes contracts in process at March 31, 2000, and 1999:

                                                 March 31,       March 31,
                                                   2000            1999

         Costs incurred on uncompleted
         contracts                              $ 645,425        1,457,955
         Estimated earnings                       180,293          285,804
                                                  825,718        1,743,759
       Less billings to date                     (576,106)      (1,639,695)

                                                $ 249,612          104,064
         Included in the accompanying balance
         sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts              $ 329,111          173,457
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                (79,499)         (69,393)

                                                $ 249,612          104,064

(4)    Inventories

       Inventories at March 31, 2000, and 1999 consist of:

                                                 March 31,       March 31,
                                                   2000            1999

          Raw materials                        $ 2,446,779       2,205,042
          Work in process                          627,131         452,653
          Finished products                         46,369         130,299

                                               $ 3,120,279       2,787,994

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

(6)  Investment in Taiwan Joint Venture

     The Company has a 38-1/4 percent interest in a joint venture, Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), with Kwang Yang Motor Co., Ltd., and Turn-Luckily Technology Co., Ltd.

     Since its inception, Taiwan UQM has incurred substantial operating losses and the Company has reported its proportionate share of such losses and foreign exchange rate fluctuations as a reduction in the recorded value of its investment in Taiwan UQM under the equity method of accounting. Because of continued operating losses at September 30, 1999 the Company evaluated this investment relative to its potential to achieve profitable operations over the near-term and the Company's potential to recover the recorded value of its investment. Based on its assessment of these factors and the uncertainty of recovering its investment, on September 30, 1999 the Company wrote down the carrying value of this investment from $1,476,233 to zero. Consequently, the Company discontinued recording its share of the net losses of the joint venture subsequent to the date of the write-down. Prior to the write down the Company reported its proportionate share of the losses of Taiwan UQM under the equity method of accounting. Due to timing considerations, the financial position and results of operations for the Taiwan joint venture have been included in the Company's consolidated financial statements on a three-month time lag.

     The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture were calculated using the average rates in effect during the six months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively, and the exchange rates in effect at the respective September 30, 1999 and December 31, 1998 balance sheet dates.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


     Summarized unaudited financial information for Taiwan UQM is as follows:

                                                    December 31,   December 31,
       Financial Position                               1999           1998

       Current assets                               $   663,362        607,889
       Noncurrent assets-land, property
         and equipment                                6,757,107      6,647,023
              Total assets                            7,420,469      7,254,912

       Current liabilities                            1,696,809        682,073
       Noncurrent liabilities                         2,373,091      2,401,775
       Stockholders' equity                           3,350,569      4,171,064

              Total liabilities and equity          $ 7,420,469      7,254,912

                                         Year           Year           Year
                                        Ended          Ended          Ended
                                     December 31,   December 31,   December 31,
       Results of Operations            1999           1998           1997

       Revenue                      $   871,071        127,638           663
       Expenses                      (1,905,178)    (1,219,928)     (597,278)

       Net loss                     $(1,034,107)    (1,092,290)     (596,615)

(7)  Investment in EV Global

     The Company owns 400,000 shares of EV Global Motors Company (EVG) common stock. EVG sells electric bicycles.

     In June 1999, the Company acquired an approximately 9.5 percent participation in a $5.225 million convertible note receivable from Windermere Eco Development Limited, a Bahamian company ("WED") held by EVG, for $500,000 in cash. WED is an environmentally sensitive development of Windermere Island in the Bahamas. The entire loan is convertible into approximately 50.4 percent of the total outstanding equity of WED. Therefore, if EVG converts the loan, Unique will have the right to receive approximately 4.82 percent of the equity of WED.

     Because of continuing operating losses reported by these investees at September 30, 1999 the Company evaluated its investment in EVG and WED relative to their potential to achieve profitable operations over the near-term and the Company's potential to recover the carrying value of its investment in each Company. Based on its assessment of these factors, on September 30, 1999 the Company wrote down the carrying value of EVG from $1,000,000 to zero and the carrying value of its interest in the WED note receivable from $515,708 to zero.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(8)  Investment in Germany Joint Venture

     In May, 1999, the Company and three other entities formed a German private company, Unique Mobility Europa GmbH (Europa), to develop and manufacture a battery-electric cargo and passenger vehicle. Europa was initially capitalized with DM50,000 cash (US $9,573) and a contribution to surplus of 625,000 shares of Unique Mobility, Inc. common stock, of which 208,333 were newly issued shares contributed by the Company in exchange for 33.6 percent ownership interest in Europa.

     On October 8, 1999 the Company entered into an agreement with the Shareholder's of Europa providing for the reduction of its ownership percentage to 5.9 percent. As a result of this agreement and the Company's assessment of the potential for Europa to achieve profitable operations over the near-term and the Company's potential to recover the carrying value of its investment, the Company wrote down the carrying value of its investment from $1,112,687 to zero at September 30, 1999.

     Subsequent to year end the Company sold its remaining ownership interest in Europa for $400,000 in cash. No gain or loss was recognized on this transaction.

(9)  Other Current Liabilities

     Other current liabilities at March 31, 2000 and 1999, consist of:

                                                         March 31,    March 31,
                                                           2000         1999

       Accrued interest                                 $  21,360      28,623
       Accrued legal and accounting fees                   71,275      66,205
       Accrued payroll, consulting, personal property
         taxes and real estate taxes                      339,263     268,729
       Accrued material purchases                         327,828     285,722
       Other                                               85,736     303,219

                                                        $ 845,462     952,498

(10) Long-term debt

     Long-term debt at March 31, 2000 and 1999 consists of:

                                                         March 31,    March 31,
                                                           2000         1999
       Note payable to bank, payable in monthly
         installments with interest at 8.65%; matures
         July 2003; secured by land and building       $   871,675     903,338
       Note payable to bank, payable in monthly
         installments with interest at 9.1%; matures
         October 2007; secured by land and building        622,486     676,652

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



       Notes payable to bank, payable in monthly
         installments with interest at 8.5%; matures
         October 2001, April, May, October and
         December 2005; secured by equipment            1,190,456     1,451,242
       Note payable to bank, payable in monthly
         installments with interest at 8.125%; matures
         August 2001; secured by accounts receivable,
         inventory and equipment                          416,667       729,167
       Note payable to bank, payable in monthly
         installments with interest at 7.70%; matures
          March 2004; secured by equipment              1,240,545     1,500,000
       Note payable to bank, payable in monthly
         installments with interest at 9.50%; matures
         June 2006; secured by equipment                   52,753          -
       Note payable to commercial lender, payable in
         monthly installments with interest at 6.38%;
         matures October 1999                                -           50,648
       Capital lease obligation                              -           13,781
                Total long-term debt                    4,394,582     5,324,828
       Less current portion                               972,123       928,701

                Long-term debt, less current portion  $ 3,422,459     4,396,127

     Certain of the above loan agreements require the Company to achieve specific financial and operating requirements. As of March 31, 2000, the Company was in compliance with all covenants.

     The annual aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

                    2001                 $   972,123
                    2002                     769,990
                    2003                     617,317
                    2004                     666,847
                    2005                     351,385
                    Thereafter             1,016,920

                                         $ 4,394,582

     Lines of credit

     At March 31, 2000, the Company has lines of credit of $.75 million and $2.5 million with no amount drawn against either facility. The $.75 million line of credit expires in October 2000. The $2.5 million line of credit is due on demand, but if no demand is made, it is due August 15, 2000. Interest on the lines of credit is payable monthly at prime plus .75% (9.75% at March 31, 2000) and prime less .50% (8.50% at March 31, 2000), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

(11) Income Taxes

     Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                           Year Ended   Year Ended  Year Ended
                                            March 31,    March 31,   March 31,
                                              2000          1999       1998

      Computed "expected" tax benefit     $(2,200,414) (1,276,384) (1,110,562)
      Increase (decrease) in taxes
        resulting from:
            Amortization of goodwill
              not deductible for tax          107,286      97,915        -
            Expiration of net operating
              loss carry-forwards              76,822      89,369        -
            Increase in valuation
              allowance for net deferred
              tax assets                    2,160,758     906,668   1,015,804
            Other, net                       (144,452)    182,432      94,758

      Income tax benefit                  $      -           -           -

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                       March 31,   March 31,
                                                         2000        1999
       Deferred tax assets:
          Research and development credit
            carryforwards                            $    78,568      97,565
          Net operating loss carryforwards             9,631,018   8,617,380
          Write-down of investments                    1,070,460        -
                    Total deferred tax assets         10,780,046   8,714,945

       Less valuation allowance                       10,686,792   8,513,003

               Net deferred tax assets, net of
                  valuation allowance                     93,254     201,942
               Deferred tax
                  liabilities - property and
                  equipment                               93,254     201,942

               Net deferred tax
                  liability                         $       -           -

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


     As of March 31,  2000,  the Company had net  operating  loss  carryforwards
     (NOL) of approximately $28.0 million for U.S. income tax purposes which expire in varying amounts through 2019. Approximately $2.5 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. Future ownership changes under Section 382 could occur that would result in an additional Section 382 limitation which would further restrict the use of NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(12) Stockholders' Equity

     During the year ended March 31, 2000, the Company completed a private placement of 88,900 shares of common stock with an institutional investor. Cash proceeds to the Company, net of offering costs was $488,828.

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

(13) Common Stock Options and Warrants

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     The following table summarizes activity under the plans:

                                               Shares Under    Weighted-Average
                                                  Option        Exercise Price

         Outstanding at March 31,1997             2,451,456         4.66
         Granted                                    601,000         7.88
         Exercised                                 (210,332)        4.75
         Forfeited                                  (13,772)        4.80

         Outstanding at March 31, 1998            2,828,352         5.34
         Granted                                    650,000         5.20
         Exercised                                 (331,647)        2.90
         Forfeited                                 (109,151)        7.68

         Outstanding at March 31, 1999            3,037,554         5.49
         Granted                                    495,000         8.31
         Exercised                                 (204,970)        3.79
         Forfeited                                  (96,190)        6.12

         Outstanding at March 31, 2000            3,231,394        $6.01

         Exercisable at March 31, 2000            2,183,315        $5.54

     The following table presents summarized information about stock options outstanding at March 31, 2000:

                            Options Outstanding             Options Exercisable
                                  Weighted      Weighted               Weighted
                  Number         Average       Average     Number      Average
    Range of    Outstanding      Remaining     Exercise  Exercisable   Exercise
Exercise Prices  at 3/31/00  Contractual Life   Price     at 3/31/00    Price

  $0.50 - 1.00       18,959      0.9 years      $0.75       18,959      $0.75
  $2.25 - 3.31      470,360      5.5 years      $3.03      470,360      $3.03
  $3.50 - 5.00    1,021,756      6.5 years      $4.26      651,979      $4.07
  $5.38 - 8.75    1,720,319      6.9 years      $7.93    1,042,017      $7.60
  $0.50 - 8.75    3,231,394      6.5 years      $6.01    2,183,315      $5.54

     Non-Employee Director Stock Option Plan

     In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options vest ratably over a three year period beginning one year from the date of grant and are exercisable for 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     The following table presents summarized activity under the plan:

                                            Shares Under        Weighted-Average
                                               Option            Exercise Price

         Outstanding March 31, 1997            141,333               $ 5.23
         Granted                                64,000                 7.13
         Exercised                             (16,000)                5.38

         Outstanding at March 31, 1998         189,333                 5.86
         Granted                                64,000                 5.06

         Outstanding at March 31, 1999         253,333                 5.66
         Granted                                 9,275                 4.25
         Forfeited                            (221,333)                5.59

         Outstanding at March 31, 2000          41,275               $ 5.68

         Exercisable at March 31, 2000          16,000               $ 6.44

     The following table presents summarized information about stock options outstanding for non-employee directors:

                              Options Outstanding           Options Exercisable
                                  Weighted      Weighted                Weighted
                   Number         Average       Average    Number       Average
    Range of     Outstanding      Remaining     Exercise Exercisable    Exercise
Exercise Prices   at 3/31/00  Contractual Life   Price    at 3/31/00     Price

  $4.25 - 6.00     25,275         8.8 years      $4.76      5,333        $5.06
  $6.25 - 7.13     16,000         7.4 years      $7.13     10,667        $7.13
  $4.25 - 7.13     41,275         8.3 years      $5.68     16,000        $6.44

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




                                     Year Ended     Year Ended      Year Ended
                                   March 31, 2000 March 31, 1999  March 31, 1998

     Net loss - as reported          $(6,471,807)    (3,754,070)   (3,266,360)
     Compensation expense - current
       period option grants             (163,069)      (129,406)     (821,800)
     Compensation expense - prior
       period option grants           (1,390,466)    (1,274,213)     (619,654)


     Net loss - pro forma            $(8,025,342)    (5,157,689)   (4,707,814)
     Net loss per common share -
       as reported                     $ (.39)          (.24)         (.23)
     Net loss per common share -
       pro forma                       $ (.48)          (.32)         (.34)

     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                    Year Ended      Year Ended     Year Ended
                                  March 31, 2000  March 31, 1999 March 31, 1998

Expected volatility                   48.7%          48.3%          48.1%
Expected dividend yield                0.0%           0.0%           0.0%
Risk free interest rate                6.8%           5.4%           5.7%
Expected life of option granted     6 years        6 years        6 years
Fair value of options granted
  as computed under the Black
  Scholes option pricing models  $4.78 per share $2.74 per share $4.15 per share

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

                Fiscal Year           Pro Forma
                   Ended            Compensation
                 March 31,             Expense

                   2001              $1,304,217
                   2002              $1,171,983
                   2003              $  540,812
     Warrants

     As discussed in Note 12, the Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. During March 2000, warrants

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     to acquire 436,212 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $3,489,696. Warrants to purchase 299,375 shares of common stock were extended for a period of eighteen months at the fair value of such extension resulting in cash proceeds to the Company of $78,151. In March 2000, warrants to acquire 179,000 shares expired unexercised.

     In connection with the 1997 private placement, the placement agents were issued warrants to acquire 225,625 shares of the Company's stock at an exercise price of $3.50 per share and warrants to acquire 50,000 shares at an exercise price of $4.20 per share. The warrants expire three years from the date of issuance. No warrants were outstanding at March 31, 2000.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at an exercise price of $4.75 per share, 38,100 shares of the Company's common stock at an exercise price of $5.00 per share, and 50,000 shares at an exercise price of $4.25 per share. The warrants expire three years from the date of issuance. No warrants were outstanding at March 31, 2000.

     In connection with a 1995 private placement, the placement agent was issued warrants to acquire 150,000 shares of the Company's common stock at an exercise price of $5.75 per share. The warrants expire three years from the date of issuance. No warrants were outstanding at March 31, 2000.

     The Company has reserved 300,000 shares of common stock for issuance pursuant to a warrant agreement with an investment banking company. The warrants were exercisable at a price of $6.00 per share over a two year term. No warrants were outstanding at March 31, 2000.

(14) Alcan Royalty Agreement

     During 1994, the Company and Alcan Aluminium Limited ("Alcan") executed an agreement in which Alcan assigned to the Company all of its rights, title and interests in certain motor technology developed under a program funded by Alcan. This agreement further provides that the Company shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. For the years ended March 31, 2000, 1999 and 1998 the Company recorded royalty expense of $23,612, $14,240 and $14,999, respectively, under this agreement.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(15) Significant Customers

     The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

                                        Year Ended  Year Ended   Year Ended
                                         March 31,   March 31,    March 31,
                                           2000        1999         1998

       Customer A                       $ 4,434,454       -            -
                B                              -     3,108,929         -
                C                              -          -         707,771
                D                              -          -         571,924

                                        $ 4,434,454  3,108,929    1,279,695

       Percentage of revenue                 22%        20%          31%

     The significant customer for the years ended March 31, 2000 and 1999, were customers in the Company's Electronic Products Segment. For the year ended March 31, 1998 the significant customers were all customers of the Technology Segment. These customers, in total, also represented 18%, 19% and 0% of total accounts receivable at March 31, 2000, 1999 and 1998, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors, certain portions of which are included in revenue from other key customers above, totaled $910,770, $758,853 and $846,740 for the years ended March 31, 2000, 1999 and 1998,respectively.

(16) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable:

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

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(17) Employee Benefit Plans

     401(k) Plan

     The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company currently matches 33% of participants contributions, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $97,715, $107,455 and $100,212 for the years ended March 31, 2000, 1999 and 1998, respectively.

     Stock Purchase Plan

     The Company has established a Stock Purchase Plan which allows eligible employees to purchase, through payroll deductions, shares of the Compan's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2000, 1999 and 1998, the Company issued 9,072, 3,120 and 7,523 shares of common stock, respectively, under the Stock Purchase Plan.

(18) Segments

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

     For the year ended March 31, 2000, intersegment sales or transfers were $96,894. During the years ended March 31, 1999 and 1998 intersegment sales or transfers were immaterial.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



     The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 2000:

                                          Mechanical    Electronic
                           Technology      Products      Products      Total

Revenue                   $ 2,426,152     4,115,557     14,056,151   20,597,860
Interest income                56,621         2,748           -          59,369
Interest expense              (61,894)     (194,427)      (226,977)    (483,298)
Depreciation and
  amortization               (352,485)     (933,092)      (502,538)  (1,788,115)
Write-down of
  investments              (4,104,628)         -              -      (4,104,628)
Goodwill amortization            -          (62,318)      (270,060)    (332,378)
Equity in loss of
  Taiwan joint venture       (186,538)         -              -        (186,538)
Equity in loss of
  German joint venture        (93,632)         -              -         (93,632)
Segment earnings (loss)    (6,293,807)     (686,423)       508,423   (6,471,807)
Segment assets              7,955,110     6,396,297      9,906,436   24,257,843
Expenditures for
  segment assets          $  (261,606)     (141,912)      (159,494)    (563,012)

     The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 1999:

                                          Mechanical    Electronic
                           Technology      Products      Products      Total

Revenue                   $ 2,135,818     3,532,871     10,129,729   15,798,418
Interest income                88,307        23,058           -         111,365
Interest expense              (67,306)     (165,473)      (105,617)    (338,396)
Depreciation and
  amortization               (399,823)     (804,246)      (313,151)  (1,517,220)
Goodwill amortization            -          (61,682)      (246,421)    (308,103)
Equity in loss of
  Taiwan joint venture       (417,801)         -              -        (417,801)
Segment earnings (loss)    (2,646,442)   (1,205,556)        97,928   (3,754,070)
Segment assets              8,032,683     7,495,481     11,678,414   27,206,578
Expenditures for
  segment assets          $  (487,550)   (2,418,688)    (1,630,413)  (4,536,651)

     The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 1998:

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


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

(19) Commitments and Contingencies

     Employment Agreements

     The Company has entered into employment agreement with two of its officers which expire December 31, 2002 and with one officer which expires April 30, 2001. The aggregate annual future compensation under these agreements through the expiration date is $1,274,138.

     Lease Commitments

     The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of March 31, 2000, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

               Year ending March 31:
                  2001                                $   301,637
                  2002                                    272,597
                  2003                                    251,444
                  2004                                    253,961
                  2005                                    252,140
                  Thereafter                              504,280

                                                      $ 1,836,059

     Rental expense under these leases totaled approximately $377,000, $327,000 and $0 for the years ended March 31, 2000, 1999 and 1998, respectively.

     Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

ITEM 9.  CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III


     Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is hereby incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholder to be held on August 15, 2000, to be filed on or about July 5, 2000, pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      1.    Financial Statements:

              Unique Mobility, Inc. (included in Part II):

                    Independent Auditors' Report.

                    Consolidated Balance Sheets, March 31, 2000 and March 31, 1999.

                    Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998.

                    Consolidated   Statements   of   Stockholders'   Equity  and
                    Comprehensive Income (Loss) for the years ended March 31, 2000, 1999 and 1998.

                    Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998.

                    Notes to Consolidated Financial Statements.

             2.     Financial Statement Schedules:

                    None.

     (b) Reports on Form 8-K:


                    Report regarding the exercise of warrants to acquire common stock dated March 20, 2000.

                    Report regarding the write-down of the Company's investment in three joint ventures dated October 15, 1999.

                    Report regarding the Company's investment in Unique Mobility Europa GmbH and Windermere ECO Development Limited dated May 11, 1999.

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

10.2 Unique  Mobility,  Inc.  Incentive  and  Non-qualified  Stock  Option  Plan
     (amended  and  restated  effective  January 1, 1988).  Reference is made to
     Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (No. 0-9146).
10.3 Unique Mobility,  Inc. 1992 Stock Option Plan. Reference is made to Exhibit
     4.1 to the Company's Registration Statement on Form S-8 (No. 33-47454), which is incorporated herein by reference.
10.4 Unique Mobility,  Inc.  Employee Stock Purchase Plan.  Reference is made to
     Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.
10.5 401(k) Savings Plan of Unique Mobility,  Inc.  Reference is made to Exhibit
     4.3 to the Company's Registration Statement on Form S-8 (No. 33-34613), which is incorporated herein by reference.
10.6 Amendment to Shareholder Agreement dated March 25, 1992 between Unique Mobility, Inc., Ray A. Geddes and Alcan International Limited. Reference is made to Exhibit 19.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (No. 0-9146) which is incorporated herein by reference.
10.7 Unique Building Partners, Ltd. Liability Co. Operating Agreement dated September 16, 1992. Reference is made to Exhibit 10.33 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.
10.8 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to Exhibit 10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.
10.9 Unique Mobility, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.
10.10Warrant Agreement with Arnhold and S. Bleichroeder, Inc. Reference is made to Exhibit 10.41 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.
10.11Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.
10.12Amendment to the 1992 Stock Option Plan of Unique Mobility, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.
10.13Amendment to the 401(k) Savings Plan of Unique Mobility, Inc. dated January
     18, 1995. Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.
10.14Amendment  to the 1992 Stock  Option Plan of Unique  Mobility,  Inc.  dated
     December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.
10.15Stock Purchase  Agreement by and among Unique  Mobility,  Inc. and Invacare
     Corporation dated December 7, 1995. Reference is made to Exhibit 10.36 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, (No. 1-10869) which is incorporated herein for reference.
10.16Amendment to the Stock  Purchase  Agreement  by and among Unique  Mobility,
     Inc.  and  Invacare  Corporation.  Reference is made to Exhibit 10.3 in the

     Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, (No. 0-9146) which is incorporated herein by reference.
10.17Incentive Stock Option  Agreement with Ray A. Geddes,  Reference is made to
     Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (No. 0-9146) which is incorporated herein by reference.
10.18Non-qualified Stock Option Agreement with Ray A. Geddes, Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (No. 0-9146) which is incorporated herein by reference.

21   Subsidiaries of the Company

23.1 Consent of KPMG Peat Marwick LLP.

27   Financial Data Schedule

                                                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, Unique Mobility, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 26th day of June, 2000.

                                              UNIQUE MOBILITY, INC.,
                                              a Colorado Corporation

                                              By: "William G. Rankin"
                                              William G. Rankin
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Unique Mobility, Inc., in the capacities indicted and on the date indicated.

  Signature                          Title                            Date

                          Chairman of the Board of
"William G. Rankin"       Directors and President
William G. Rankin         (Principal Executive Officer)          June 26, 2000

                          Treasurer and Secretary
                          (Principal Financial and
"Donald A. French"        Accounting Officer)                    June 26, 2000
 Donald A. French


"Ray A. Geddes"           Director                               June 26, 2000
Ray A. Geddes



Ernest H. Drew            Director


"Stephen J. Roy"          Director                               June 27, 2000
Stephen J. Roy


"J. B. Richey"            Director                               June 28, 2000
J. B. Richey