Form 10-Q
period 2000-06-30
UNIQUE MOBILITY INC
filed 2000-08-14
CIK 315449

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

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at August 10, 2000, was 17,254,051.

                         PART I - FINANCIAL INFORMATION

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                   June 30,           March 31,
Assets                                               2000               2000
                                                  (unaudited)
Current assets:
   Cash and cash equivalents                    $  2,624,592          2,085,115
   Accounts receivable, net (notes 6 and 8)        3,956,811          2,821,894
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                        379,316            329,111
   Inventories (notes 4 and 6)                     4,468,344          3,120,279
   Prepaid expenses                                  145,427            192,492
   Other                                               1,257            400,068

           Total current assets                   11,575,747          8,948,959

Property and equipment, at cost:
   Land                                              517,080            517,080
   Building                                        2,678,525          2,678,525
   Molds                                             102,113            102,113
   Transportation equipment                          146,386            146,386
   Machinery and equipment                        11,529,101         10,462,893
                                                  14,973,205         13,906,997
   Less accumulated depreciation                  (5,817,252)        (5,365,304)

           Net property and equipment              9,155,953          8,541,693

Patent and trademark costs, net of
  accumulated amortization of $136,581
  and $125,078                                       744,276            731,282

Goodwill, net of accumulated amortization
  of $739,862 and $656,696                         5,912,297          5,995,463

Other assets                                         122,804             40,446

                                                $ 27,511,077         24,257,843

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued


                                                     June 30,          March 31,
Liabilities and Stockholders' Equity                  2000               2000
                                                   (unaudited)
Current liabilities:
   Accounts payable                               $  3,601,981        1,379,316
   Other current liabilities (note 5)                1,226,631          845,462
   Current portion of long-term debt                   984,191          972,123
   Revolving line-of-credit (note 6)                   978,000             -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                                 41,089           79,499

           Total current liabilities                 6,831,892        3,276,400

Long-term debt, less current portion                 3,172,105        3,422,459

           Total liabilities                        10,003,997        6,698,859

Minority interest in consolidated subsidiary           415,816          413,066

Stockholders' equity (note 7):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,235,345 and
     17,194,192 shares issued                          172,353          171,942
   Additional paid-in capital                       49,660,690       49,382,877
   Accumulated deficit                             (32,357,479)     (32,024,601)
   Accumulated other comprehensive loss (note 12)     (384,300)        (384,300)

           Total stockholders' equity               17,091,264       17,145,918

Commitments (note 11)




                                                  $ 27,511,077       24,257,843



See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                     Quarter Ended June 30,
                                                     2000                1999

Revenue (note 8):
   Contract services                           $    545,018             433,439
   Product sales                                  5,920,472           5,330,972
                                                  6,465,490           5,764,411

Operating costs and expenses:
   Costs of contract services                       485,862             443,427
   Costs of product sales                         5,198,498           4,426,421
   Research and development                          37,909              26,179
   General and administrative                       900,733             874,001
   Amortization of goodwill                          83,166              82,879
                                                  6,706,168           5,852,907

           Operating loss                          (240,678)            (88,496)

Other income (expense):
   Interest income                                   26,713              16,396
   Interest expense                                 (96,414)           (117,152)
   Equity in loss of joint ventures                    -               (140,568)
   Minority interest share of earnings
     of consolidated subsidiary                     (19,585)            (18,262)
   Other                                             (2,914)              2,331
                                                    (92,200)           (257,255)

           Net loss                            $   (332,878)           (345,751)

           Net loss per common share -
             basic and diluted                     $  (.02)             (.02)

Weighted average number of shares
  of common stock outstanding (note 9)            17,215,239         16,395,791


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         Quarter Ended June 30,
                                                           2000           1999


Cash flows provided (used) by operating activities:
     Net loss                                           $  (332,878)   (345,751)
     Adjustments to reconcile net loss to net
        cash provided (used) by operating activities:
            Depreciation and amortization                   554,474     526,459
            Minority interest share of earnings of
              consolidated subsidiary                        19,585      18,262
            Noncash compensation expense for common stock
              issued for services                            31,874        -
            Equity in loss of joint ventures                   -        140,568
            Loss on sale of property and equipment            2,917        -
            Change in operating assets and liabilities:
                 Accounts receivable and costs and estimated
                   earnings in excess of billings on
                   uncompleted contracts                 (1,192,480)   (783,477)
                 Inventories                             (1,348,065)    387,056
                 Prepaid expenses and other current
                   assets                                    45,876     (81,339)
                 Accounts payable and other current
                   liabilities                            2,603,834    (667,037)
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts        (38,410)     16,992

                        Net cash provided (used) by
                          operating activities              346,727    (788,267)

Cash used by investing activities:
     Acquisition of property and equipment               (1,083,982)    (84,009)
     Increase in patent and trademark costs                 (24,497)    (22,641)
     Proceeds from sale of property and equipment             7,000        -
     Proceeds from sale of Germany joint venture            400,000        -
     Investment in other long-term assets                   (75,000)   (503,249)

                        Net cash used by investing
                          activities                    $  (776,479)   (609,899)




                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

                                                         Quarter Ended June 30,
                                                           2000          1999


Cash provided by financing activities:
   Proceeds from borrowings                           $      -           57,166
   Repayment of debt                                     (238,286)     (273,020)
   Net borrowings on revolving line-of-credit             978,000       585,000
   Proceeds from sale of common stock, net                   -          496,271
   Issuance of common stock upon exercise of
     employee options net of note repayments              133,289       158,216
   Issuance of common stock under employee stock
     purchase plan                                         17,061         4,412
   Issuance of common stock upon exercise of warrants      96,000        55,250
   Distributions paid to holders of minority interest     (16,835)      (16,835)

                      Net cash provided by financing
                        activities                        969,229     1,066,460

Increase (decrease) in cash and cash equivalents          539,477      (331,706)

Cash and cash equivalents at beginning of quarter       2,085,115     1,537,453

Cash and cash equivalents at end of quarter           $ 2,624,592     1,205,747

Interest paid in cash during the period               $    98,151       127,064


Non-cash investing and financing transactions:

Cumulative translation adjustment of $40,936 was recorded for the quarter ended June 30, 1999. No cumulative translation adjustment was recorded for the quarter ended June 30, 2000.

During the quarter ended June 30, 1999, the Company acquired a 33.6 percent ownership interest in a German company. Pursuant to this transaction the Company issued 208,333 shares of common stock with an aggregate value of $1,149,894 in exchange for its ownership interest.


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)



(1) The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim period, have been made. The results for the interim period are not necessarily indicative of results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2000.

(2) Certain financial statement amounts have been reclassified for comparative purposes.

(3) The estimated period to complete contracts in process ranged from one to twenty-four months at June 30, 2000, and from one to seventeen months at March 31, 2000. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within twenty-five months. Contracts in process consist of the following:

                                                June 30, 2000    March 31, 2000
                                                 (unaudited)

         Costs incurred on uncompleted
         contracts                               $   981,805         645,425
         Estimated earnings                          238,070         180,293
                                                   1,219,875         825,718
       Less billings to date                        (881,648)       (576,106)

                                                 $   338,227         249,612
         Included in the accompanying balance
         sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts               $   379,316         329,111
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                   (41,089)        (79,499)

                                                 $   338,227         249,612

(4)  Inventories consist of:

                                                 June 30, 2000   March 31, 2000
                                                   (unaudited)


          Raw materials                            $ 3,744,399        2,446,779
          Work in process                              661,751          627,131
          Finished products                             62,194           46,369

                                                   $ 4,468,344        3,120,279

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(5)  Other current liabilities consist of:


                                                  June 30, 2000 March 31, 1999
                                                    (unaudited)   (unaudited)

       Accrued interest                            $    19,622       21,360
       Accrued legal and accounting fees                28,663       71,275
       Accrued payroll, consulting, personal
         property taxes and real estate taxes          497,019      339,263
       Accrued material purchases                      507,000      327,828
       Other                                           174,327       85,736

                                                   $ 1,226,631      845,462

(6)  Lines of credit

     The Company has lines of credit of $.75 million and $2.5 million. At June 30, 2000, the Company borrowed $978,000 against these lines, leaving available borrowing capacity of approximately $.75 million and $1.5 million, respectively. The $.75 million line of credit expires in October 2000. The $2.5 million line of credit is due on demand, but if no demand is made, it is due August 15, 2000. Interest on the lines of credit is payable monthly at prime plus .75% (10.25% at June 30, 2000) and prime less .50% (9.00% at June 30, 2000), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

(7)  Common Stock Options and Warrants

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

     The following table summarizes activity under the plans for the quarter ended June 30, 2000:

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



                                                 Shares Under  Weighted-Average
                                                    Option      Exercise Price

         Outstanding at March 31, 2000              3,231,394       $ 6.01
         Granted                                       20,000         7.63
         Exercised                                    (22,135)        6.02

         Outstanding at June 30, 2000               3,229,259       $ 6.02

         Exercisable at June 30, 2000               2,201,247       $ 5.56

     The following table presents summarized information about stock options outstanding at June 30, 2000:

                        Options Outstanding              Options Exercisable
                               Weighted       Weighted                 Weighted
                  Number        Average        Average     Number       Average
   Range of    Outstanding     Remaining      Exercise  Exercisable    Exercise
Exercise Prices at 6/30/00 Contractual Life     Price    at 6/30/00      Price

$0.50 - 1.00        18,959     0.7 years        $0.75        18,959      $0.75
$2.25 - 3.31       470,360     5.3 years        $3.03       470,360      $3.03
$3.50 - 5.00     1,014,156     6.2 years        $4.26       651,113      $4.09
$5.38 - 8.13     1,725,784     6.7 years        $7.94     1,060,815      $7.62
$0.50 - 8.13     3,229,259     6.3 years        $6.02     2,201,247      $5.56

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

     The following table presents summarized activity under the plan for the quarter ended June 30, 2000:

                                           Shares Under         Weighted Average
                                              Option             Exercise Price

         Outstanding at March 31, 2000        41,275                 $ 5.68
         Granted                                 977                   7.63

         Outstanding at June 30, 2000         42,252                 $ 5.73

         Exercisable at June 30, 2000         16,000                 $ 6.44

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table presents summarized information about stock options outstanding for non-employee directors:

                           Options Outstanding              Options Exercisable
                                              Weighted     Weighted     Weighted
                   Number       Average       Average      Number       Average
    Range of    Outstanding    Remaining      Exercise   Exercisable    Exercise
Exercise Prices at 6/30/00  Contractual Life    Price     at 6/30/00     Price

  $4.38 - 5.13    25,275        8.6 years       $4.76        5,333      $5.06
  $7.13 - 7.63    16,977        7.3 years       $7.16       10,667      $7.13
  $4.38 - 7.63    42,252        8.1 years       $5.73       16,000      $6.44

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB 25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

                                                      Quarter Ended June 30,
                                                     2000                1999

          Net loss - as reported                  $(332,878)           (345,751)
          Compensation expense - current
            quarter option grants                    (8,950)               -
          Compensation expense - prior
            period option grants                   (326,054)           (418,552)

          Net loss - pro forma                    $(667,882)           (764,303)
          Net loss per common share -
            as reported                           $  (.02)               (.02)
          Net loss per common share -
            pro forma                             $  (.04)               (.05)


     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                                       Quarter Ended June 30,
                                                     2000                1999

          Expected volatility                        45.7%                -
          Expected dividend yield                     0.0%                -
          Risk free interest rate                     6.6%                -
          Expected life of option granted          6 years                -
          Fair value of options granted
            as computed under the Black
            Scholes option pricing models         $5.12 per share         -

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

                  Fiscal Year                                Pro Forma
                     Ended                                 Compensation
                   March 31,                                  Expense

                     2001                                  $ 1,005,013
                     2002                                  $ 1,207,784
                     2003                                  $   576,613

     Warrants

     The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. During April, 2000 warrants to acquire 12,000 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $96,000. Warrants to purchase 299,375 shares of common stock were extended for a period of eighteen months at the fair value of such extension and remain outstanding as of June 30, 2000.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996. The warrants expire three years from the date of issuance. During May 1999, warrants to acquire 13,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $55,250. None of the foregoing warrants were outstanding as of June 30, 2000.

(8) The Company has historically derived significant revenue from a few key customers. One customer accounted for $1,247,769 and $1,141,489 in revenue for the quarter ended June 30, 2000 and 1999, respectively, representing 19 percent and 20 percent of total revenue, respectively. This customer also represented 30% and 15% of total accounts receivable at June 30, 2000 and 1999, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $168,155 and $88,262 for the quarter ended June 30, 2000 and 1999, respectively.

(9) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarters ended June 30, 2000 and 1999. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(10) Segments

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

     During the quarter ended June 30, 2000, intersegment sales or transfers were immaterial.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended June 30, 2000:

                                             Mechanical  Electronic
                                 Technology   Products    Products      Total

         Revenue                $   798,117  1,087,941    4,579,432   6,465,490
         Interest income             24,048      2,665         -         26,713
         Interest expense           (14,100)   (43,874)     (38,440)    (96,414)
         Depreciation and
           amortization             (95,017)  (235,789)    (140,502)   (471,308)
         Goodwill amortization         -       (15,579)     (67,587)    (83,166)
         Segment earnings (loss)   (101,590)  (335,095)     103,807    (332,878)
         Segment assets           7,519,832  6,408,733   13,582,512  27,511,077
         Expenditures for
           segment assets       $  (182,762)    (6,060)    (994,657) (1,183,479)


     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended June 30, 1999:

                                            Mechanical   Electronic
                                Technology   Products     Products      Total

         Revenue               $   540,608  1,411,500     3,812,303   5,764,411
         Interest income            15,549        847          -         16,396
         Interest expense          (10,978)   (50,069       (56,105)   (117,152)
         Depreciation and
           amortization            (90,572)  (230,875)     (122,133)   (443,580)
         Goodwill amortization        -       (15,579)      (67,300)    (82,879)
         Equity in loss of
           joint ventures         (140,568)      -             -       (140,568)
         Segment earnings (loss)  (417,374)  (124,082)      195,705    (345,751)
         Segment assets          9,026,677  7,281,793    12,177,864  28,486,334
         Expenditures for
           segment assets      $  (557,766)    (7,297)      (44,836)   (609,899)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(11) Commitments and Contingencies

     Employment Agreements

     The Company has entered into employment agreement with three of its officers, one of which resigned on July 8, 2000. The aggregate future compensation under the two remaining employment agreements is $995,807.

     Lease Commitments

     The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of June 30, 2000, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

                      2001           $   225,888
                      2002               272,597
                      2003               251,444
                      2004               253,961
                      2005               252,140
                      Thereafter         504,280

                                     $ 1,760,310

     Rental expense under these leases totaled approximately $75,749 and $71,793 for the quarter ended June 30, 2000 and 1999, respectively.

(12) Comprehensive Loss

     The following table summarizes the Company's comprehensive loss for the quarter ended June 30, 2000 and 1999:

                                                     Quarter Ended June 30,
                                                     2000            1999

         Net loss                                  $(332,878)     (345,751)
         Other comprehensive income -
           translation adjustment                       -           40,936

         Comprehensive loss                        $(332,878)     (304,815)

     Changes in accumulated comprehensive loss, which relates to the Company's investments in Taiwan UQM, during the quarter ended June 30,2000 were as follows:

         Accumulated comprehensive
           loss at beginning of quarter     $ 384,300
         Other comprehensive income -
           translation adjustment                -

         Accumulated comprehensive loss
           at end of quarter                $ 384,300

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factor section of the Registration Statement on Form S-3 (File No. 333-78525) filed by the Company with the SEC, which identified important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including the Company's ability to be profitable, its ability to obtain additional financing, the Company's reliance on major customers and suppliers and the possibility that product liability insurance may become unavailable. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

Cash and cash equivalents at June 30, 2000 was $2,624,592 and working capital (the excess of current assets over current liabilities) was $4,743,855 compared with $2,085,115 and $5,672,559, respectively, at March 31, 2000. Current assets rose to $11,575,747 at June 30, 2000 from $8,948,959 at March 31, 2000 principally due to increasing levels of inventories and accounts receivable associated with the launch of new production orders in the Company's electronic products segment and higher revenue levels for the quarter generally. The growth in current assets during the quarter was funded principally through the expansion of trade accounts payable and other current liabilities and borrowings on the Company's revolving line-of-credit.

Accounts receivable rose $1,134,917 to $3,956,811 at June 30, 2000 from $2,821,894 at March 31, 2000. The increase is primarily attributable to record revenue levels during the quarter and an increase in the number of days accounts receivable are outstanding ratio at June 30, 2000 arising from slow payments by a major customer.

Costs and estimated earnings on uncompleted contracts increased $50,205 to $379,316 at June 30, 2000 from the fiscal 2000 year end level of $329,111. The increase was due to the performance of work on engineering contracts at a rate greater than the associated billing arrangements. Estimated earnings on contracts in process rose to $238,070 at June 30, 2000 on costs incurred on contracts in process of $1,219,875 compared to estimated earnings on contracts in process of $180,293 on costs incurred on contracts in process of $825,718 at March 31, 2000. The increase is attributable to an expanded amount of work.

Raw materials, work in process and finished products inventories rose by $1,297,620, $34,620 and $15,825, respectively, to $3,744,399, $661,751 and
$62,194, respectively, at June 30, 2000. Raw materials, work in process and finished products inventories rose primarily as a result of the launch of new production orders and higher revenue levels in the Company's electronic products segment

Prepaid expenses declined to $145,427 at June 30, 2000 from $192,492 at March 31, 2000 reflecting the periodic expensing of prepaid insurance premium costs on the Company's commercial insurance coverage.

Other current assets declined $398,811 to $1,257 at June 30, 2000 reflecting the collection of amounts due from the disposition of the Company's remaining equity interest in its Germany joint venture.

The Company invested $1,083,982 for the acquisition of property and equipment during the first quarter compared to $84,009 for the comparable quarter last year. The increase in capital expenditures is primarily attributable to expenditures during the first quarter for manufacturing equipment at the Company's electronic products segment.

Patent and trademark costs rose $12,994 to $744,276 at June 30, 2000 reflecting expenditures for the filing and prosecution of trademarks and patents during the quarter, net of amortization on existing patents and trademarks.

Goodwill, net of accumulated amortization, declined $83,166 to $5,912,297 at June 30, 2000 due to the amortization of this asset over its 20 year useful life.

Other assets increased $82,358 to $122,804 at quarter end due primarily due to the Company's purchase of a minority equity interest in Aeromax Corporation and amounts receivable but retained against performance on a long-term development program.

Accounts  payable rose $2,222,665 to $3,601,981 at June 30, 2000 from $1,379,316 at March 31, 2000. The increase is primarily attributable to higher levels of inventory purchases from suppliers to support higher levels of product shipments.

Other current liabilities rose $381,169 to $1,226,631 at the end of the first quarter from $845,462 at March 31, 2000. The increase is primarily attributable to generally higher levels of accrued compensation, property taxes, professional fees and material purchases.

Revolving line-of-credit rose from $0 to $978,000 at June 30, 2000. The increase is attributable to greater working capital requirements during the quarter arising from higher revenue levels.

Long-term debt decreased $250,354 to $3,172,105 at June 30, 2000 reflecting principal repayments on the Company's term bank debt during the quarter.

Common stock and additional paid-in capital increased to $172,353 and $49,660,690 at June 30, 2000, respectively, compared to $171,942 and $49,382,877 at March 31, 2000. The increases were due to proceeds received upon the exercise of stock options by employees of $133,289; and proceeds received upon the exercise of warrants of $96,000.

Results of Operations

Operations for the quarter ended June 30, 2000, resulted in a net loss of $332,878 or $.02 per share compared to a net loss of $345,751 or $0.02 per share for the quarter ended June 30, 1999. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter improved by $20,150 to $318,010 or $0.02 per share compared to $297,860 or $0.02 per share for the first quarter last year. The improvement in net loss and EBITDA for the quarter is generally attributable to improved financial performance in the Company's technology segment.

Total revenue for the first quarter rose $701,079 or 12 percent to a record $6,465,490 compared to $5,764,411 for the comparable quarter last year. Contract services revenue rose $111,579 or 26 percent to $545,018 compared to $433,439 for the first quarter last year. The increase in contract services revenue is attributable to improved demand for development projects. Product sales overall rose $589,500 or 11 percent to $5,920,472 for the quarter compared to $5,330,972 for the comparable quarter last year, despite weakness in the Company's gear manufacturing operations which resulted in a $323,559 or 23 percent decline in mechanical products segment revenue for the quarter versus the comparable quarter last year. Electronic product segment revenue rose $767,129 or 20 percent to $4,579,432 from $3,812,303 for the first quarter last year. The growth in revenue at the electronic products segment was attributable to the launch of new customer orders during the quarter.

Gross profit margins for the first quarter decreased to 12.1 percent compared to
15.5 percent for the comparable quarter last year. Gross profit margin on contract services improved to 10.9 percent for the quarter ended June 30, 2000 compared to negative 2.3 percent for the first quarter last year. The improvement in gross profit margin on contract services during the first quarter is attributable to cost overruns on various development programs which negatively impacted margins in the prior years comparable quarter. Gross profit margins on product sales during the first quarter declined to 12.2 percent compared to gross profit margins of 17.0 percent for the comparable quarter last year. The decrease in margins on product sales is primarily attributable to lower production volume at the Company's gear manufacturing operations and lower margins in the electronic product segment associated with start-up costs on new production orders.

Research and development expenditures during the first quarter rose to $37,909 compared to $26,179 for the quarter ended June 30, 1999. The increase is attributable to higher levels of internally-funded product development.

General and administrative expense for the quarter ended June 30, 2000 rose to $900,733 compared to $874,001 for the comparable quarter last year. The increase is attributable to additional business development costs and higher legal expense associated with the sale of the Company's equity interest in its Germany joint venture.

Interest income rose to $26,713 for the quarter ended June 30, 2000 compared to $16,396 for the quarter ended June 30, 1999. The increase is attributable to higher levels of invested cash.

Interest expense was $96,414 for the first quarter, a decrease of $20,738 over the comparable amount for the first quarter last year. The decrease is attributable to lower levels of borrowing on the Company's revolving line-of-credit and decreased levels of long-term debt.

Equity in loss of joint ventures was $0 for the quarter ended June 30, 2000 compared to $140,568 for the quarter ended June 30, 1999. The company impaired the carrying value of these investments in the second quarter last year and has not recorded its pro rata share of the earnings or loss of these entities since that time.


Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter were adequate to meet operating needs. Net cash provided by operating activities was $346,727 for the quarter ended June 30, 2000 versus net cash used by operating activities of $788,267 for the comparable prior year quarter. Cash requirements throughout the quarter were funded from existing cash balances, cash generated from operations, cash proceeds from the exercise of warrants and employee stock options and from borrowings on the Company's revolving lines-of-credit. At June 30, 2000, the Company had approximately $2.25 million of borrowing availability on its lines-of-credit with commercial banks.

During the first quarter the Company experienced a significant increase in its working capital requirements as the result of higher levels of inventories which rose $1,348,065 during the quarter and accounts receivable which rose $1,192,480 during the quarter. The increase in inventories, principally raw materials inventory, was driven by the launch of new customer production orders in the Company's electronic products segment and higher revenue levels generally. The increase in accounts receivables is primarily attributable to record revenue levels during the quarter and an increase in the number of days accounts receivable are outstanding ratio at June 30, 2000 arising from slow payments by a major customer. The Company funded its working capital requirements from a combination of cash balances on hand, increases in accounts payable and other current liabilities and borrowings on its revolving lines-of-credit. The Company believes that existing cash balances and available bank facilities are sufficient to fund its expected continued rapid growth in revenue and working capital over the near term.

During the first quarter the Company invested $1,083,982 for the purchase of additional manufacturing equipment at electronic products segment to support its current and anticipated future growth in revenue. Over the remainder of the fiscal year the Company expects to invest a similar amount on additional equipment to improve its manufacturing capability and capacity, which it expects to fund from a combination of existing cash and borrowings of long-term debt.

For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for gear and component assemblies, design and introduce new products for manufacture, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.


PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's revolving lines-of-credit have variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of June 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            27 Financial data schedule

        (b) Reports on Form 8-K

                  None




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Unique Mobility, Inc.
                              Registrant

Date: August 10, 2000   By:/s/ Donald A. French
                              Donald A. French
                              Treasurer
                              (Principal Financial and
                              Accounting Officer)