Form 10-Q
period 2000-09-30
UNIQUE MOBILITY INC
filed 2000-10-25
CIK 315449

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

                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No . The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at October 17, 2000, was 17,362,906.

                         PART I - FINANCIAL INFORMATION

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                September 30,         March 31,
Assets                                              2000                2000
                                                (unaudited)
Current assets:
   Cash and cash equivalents                    $  1,678,014          2,085,115
   Accounts receivable, net (notes 6 and 8)        3,597,468          2,821,894
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                        269,930            329,111
   Inventories (notes 4 and 6)                     5,817,695          3,120,279
   Prepaid expenses                                  119,804            192,492
   Other                                                 136            400,068

           Total current assets                   11,483,047          8,948,959

Property and equipment, at cost:
   Land                                              517,080            517,080
   Building                                        2,678,525          2,678,525
   Molds                                             102,113            102,113
   Transportation equipment                          146,386            146,386
   Machinery and equipment                        11,451,474         10,462,893
                                                  14,895,578         13,906,997
   Less accumulated depreciation                  (6,115,285)        (5,365,304)

           Net property and equipment              8,780,293          8,541,693

Patent and trademark costs, net of
  accumulated amortization of $145,447
  and $125,078                                       744,714            731,282

Goodwill, net of accumulated amortization
  of $823,029 and $656,696                         5,829,130          5,995,463

Other assets                                          99,206             40,446

                                                $ 26,936,390         24,257,843


                                                                   (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



                                               September 30,          March 31,
Liabilities and Stockholders' Equity               2000                 2000
                                                (unaudited)
Current liabilities:
   Accounts payable                              $ 2,140,570          1,379,316
   Other current liabilities (note 5)              1,717,705            845,462
   Current portion of long-term debt               1,123,155            972,123
   Revolving line-of-credit (note 6)                 956,000               -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                              456,406             79,499

           Total current liabilities               6,393,836          3,276,400

Long-term debt, less current portion               3,478,390          3,422,459

           Total liabilities                       9,872,226          6,698,859

Minority interest in consolidated subsidiary         418,971            413,066

Stockholders' equity (note 7):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,332,877 and
     17,194,192 shares issued                        173,329            171,942
   Additional paid-in capital                     50,289,333         49,382,877
   Accumulated deficit                           (33,433,169)       (32,024,601)
   Accumulated other comprehensive loss (note 12)   (384,300)          (384,300)

           Total stockholders' equity             16,645,193         17,145,918

Commitments (note 11)




                                                $ 26,936,390         24,257,843


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                      Quarter Ended        Six Monthes Ended
                                       September 30,          September 30,
                                      2000       1999        2000       1999


Revenue (note 8):
   Contract services           $    352,881    381,984     897,899      815,423
   Product sales                  6,078,452  4,952,179  11,998,924   10,283,151
                                  6,431,333  5,334,163  12,896,823   11,098,574

Operating costs and expenses:
   Costs of contract services       380,479    294,017     866,341      737,444
   Costs of product sales         5,625,913  4,199,503  10,824,411    8,625,924
   Research and development          27,501    108,267      65,410      134,446
   General and administrative     1,064,499  1,481,527   1,965,232    2,355,528
   Write-down of investments           -     4,104,628        -       4,104,628
   Impairment of assets             216,818       -        216,818         -
   Amortization of goodwill          83,167     83,166     166,333      166,045
                                  7,398,377 10,271,108  14,104,545   16,124,015

           Operating loss          (967,044)(4,936,945) (1,207,722)  (5,025,441)

Other income (expense):
   Interest income                   16,140     21,759      42,853       38,155
   Interest expense                (104,798)  (122,787)   (201,212)    (239,939)
   Equity in loss of joint ventures    -      (139,602)       -        (280,170)
   Minority interest share of
     earnings of consolidated
     subsidiary                     (19,992)   (18,631)    (39,577)     (36,893)
   Other                                  4       -         (2,910)       2,331
                                   (108,646)  (259,261)   (200,846)    (516,516)

           Net loss            $ (1,075,690)(5,196,206) (1,408,568)  (5,541,957)

           Net loss per common
             share basic and
             diluted             $   (.06)      (.31)       (.08)       (.33)

Weighted average number of shares
  of common stock outstanding
  (note 9)                       17,269,444 16,572,161  17,242,489   16,484,458


See accompanying notes to consolidated financial statements.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                           Six Months Ended
                                                             September 30,
                                                            2000         1999

Cash flows used by operating activities:
     Net loss                                         $ (1,408,568)  (5,541,957)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
            Write-down of investments                         -       4,104,628
            Depreciation and amortization                1,147,372    1,054,606
            Impairment of assets                           216,818         -
            Minority interest share of earnings of
              consolidated subsidiary                       39,577       36,893
            Noncash compensation expense for common stock
              issued for services                           78,253       15,618
            Equity in loss of joint ventures                  -         280,170
            Loss on sale of property and equipment           2,917         -
            Change in operating assets and liabilities:
                 Accounts receivable and costs and
                   estimated earnings in excess of
                   billings on uncompleted contracts      (700,153)    (572,699)
                 Inventories                            (2,697,416)      83,490
                 Prepaid expenses and other current
                   assets                                   72,620     (176,780)
                 Accounts payable and other current
                   liabilities                           1,633,497      194,063
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts       376,907      121,569

                        Net cash used by operating
                          activities                    (1,238,176)    (400,399)

Cash used by investing activities:
     Acquisition of property and equipment              (1,426,005)    (210,770)
     Proceeds from sale of property and equipment            7,000         -
     Increase in patent and trademark costs                (33,801)     (32,138)
     Proceeds from sale of Germany joint venture           400,000         -
     Investment in other long-term assets                  (75,000)    (515,708)

                        Net cash used by investing
                          activities                  $ (1,127,806)    (758,616)



                                                                     (Continued)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

                                                           Six Months Ended
                                                             September 30,
                                                             2000         1999
Cash provided by financing activities:
   Proceeds from borrowings                            $   700,000       57,166
   Repayment of debt                                      (493,037)    (520,455)
   Net borrowings on revolving line-of-credit              956,000      555,000
   Proceeds from sale of common stock, net                    -         491,300
   Issuance of common stock upon exercise of
     employee options, net of repayments                   712,025      159,670
   Issuance of common stock under employee stock
     purchase plan                                          21,565       19,107
   Issuance of common stock upon exercise of warrants       96,000       55,250
   Distributions paid to holders of minority interest      (33,672)     (33,673)

                      Net cash provided by financing
                        activities                       1,958,881      783,365

Decrease in cash and cash equivalents                     (407,101)    (375,650)

Cash and cash equivalents at beginning of period         2,085,115    1,537,453

Cash and cash equivalents at end of period             $ 1,678,014    1,161,803

Interest paid in cash during the period                $   198,718      251,790

Non-cash investing and financing transactions:

Cumulative translation adjustment of $67,339 was recorded for the six months ended September 30, 1999.

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

(3) The estimated period to complete contracts in process ranged from one to twenty-one months at September 30, 2000, and from one to seventeen months at March 31, 2000. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within twenty-two months. Contracts in process consist of the following:

                                         September 30, 2000      March 31, 2000
                                             (unaudited)

     Costs incurred on uncompleted
       contracts                             $ 1,204,266              645,425
     Estimated earnings                          158,231              180,293
                                               1,362,497              825,718

     Less billings to date                    (1,548,973)            (576,106)

                                             $  (186,476)             249,612
     Included in the accompanying
       balance sheets as follows:
          Costs and estimated earnings
            in excess of billings on
            uncompleted contracts            $   269,930              329,111
          Billings in excess of costs
            and estimated earnings on
            uncompleted contracts               (456,406)             (79,499)

                                             $  (186,476)             249,612

(4) Inventories consist of:

                                           September 30, 2000    March 31, 2000
                                               (unaudited)

      Raw materials                          $ 5,057,362             2,446,779
      Work in process                            465,070               627,131
      Finished products                          295,263                46,369

                                             $ 5,817,695             3,120,279

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(5)  Other current liabilities consist of:

                                           September 30, 2000    March 31, 2000
                                               (unaudited)


       Accrued interest                       $    23,853              21,360
       Accrued legal and accounting fees           49,163              71,275
       Accrued payroll, consulting, personal
         property taxes and real estate taxes     572,301             339,263
       Accrued material purchases                 927,994             327,828
       Other                                      144,394              85,736

                                              $ 1,717,705             845,462


(6)  Lines of credit

     The Company recently renewed its two lines of credit; one lined remained the same at $.75 million, the other line of credit was increased from $2.5 million to $4.0 million. At September 30, 2000, the Company had advanced $956,000 against these lines. The $.75 million line of credit expires in October 2001. The $4.0 million line of credit is due on demand, but if no demand is made, it is due August 2001. Interest on the lines of credit is payable monthly at prime plus .75% (10.25% at September 30, 2000) and prime less .50% (9.00% at September 30, 2000), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

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

     The following table summarizes activity under the plans for the six months ended September 30, 2000:

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


                                               Shares Under    Weighted-Average
                                                 Option          Exercise Price

         Outstanding at March 31, 2000         3,231,394           $ 6.01
         Granted                                  20,000             7.63
         Exercised                              (115,077)            6.19
         Forfeited                               (42,637)            8.45

         Outstanding at September 30, 2000     3,093,680           $ 5.99

         Exercisable at September 30, 2000     2,157,291           $ 5.55

     The following table presents summarized information about stock options outstanding at September 30, 2000:

                                 Options Outstanding        Options Exercisable
                                     Weighted      Weighted             Weighted
                        Number        Average      Average    Number    Average
          Range of    Outstanding     Remaining    Exercise Exercisable Exercise
      Exercise Prices  at 9/30/00 Contractual Life  Price    at 9/30/00   Price

       $0.75             18,959      0.4 years      $0.75       18,959    $0.75
       $2.25 - 3.31     461,792      5.0 years      $3.03      461,792    $3.03
       $3.50 - 5.00     980,593      5.9 years      $4.25      639,525    $4.18
       $6.25 - 8.75   1,632,336      6.3 years      $7.92    1,037,015    $7.61
       $0.75 - 8.75   3,093,680      6.0 years      $5.99    2,157,291    $5.55

     Non-Employee Director Stock Option Plan

     In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. Directors electing options grants in lieu of cash compensation may elect option periods ranging from three years to ten years, and must elect to receive options at least six months prior to the anticipated grant date. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options are vested on the date of grant and are exercisable for terms ranging from three years to ten years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

     The following table presents summarized activity under the plan for the six months ended September 30, 2000: Weighted Shares Under Average Option Exercise Price

     Outstanding at March 31, 2000                           41,275       $5.68
     Granted                                                  5,785        7.94

     Outstanding at September 30, 2000                       47,060       $5.96

     Exercisable at September 30, 2000                       29,758       $6.09

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table presents summarized information about stock options outstanding for non-employee directors:

                         Options Outstanding              Options Exercisable
                              Weighted        Weighted                 Weighted
                 Number        Average         Average     Number       Average
   Range of   Outstanding     Remaining       Exercise  Exercisable    Exercise
Exercise Prices at 9/30/00  Contractual Life     Price     at 9/30/00     Price
$4.25 - 5.06      25,275       6.1 years        $4.76       13,758       $4.88
$7.13 - 8.00      21,785       6.2 years        $7.34       16,000       $7.13
$4.25 - 8.00      47,060       6.1 years        $5.96       29,758       $6.09

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expenses by adopting the fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB 25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's 1992 Stock Option Plan are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

                                   Quarter Ended              Six Months Ended
                                   September 30,                September 30,
                                  2000       1999             2000        1999

    Net loss - as reported      $(1,075,690) (5,196,206) (1,408,568) (5,541,957)
    Compensation expense -
      current option grants         (10,200)     (1,250)    (19,150)     (1,250)
    Compensation expense -
      prior period option
      grants                       (126,603)   (398,103)   (452,657)   (816,655)

    Net loss - pro forma        $(1,212,493) (5,595,559) (1,880,375) (6,359,862)
    Net loss per common share -
      as reported               $    (.06)       (.31)      (.08)       (.33)
    Net loss per common share -
      pro forma                 $    (.07)       (.34)      (.11)       (.39)

     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                             Quarter Ended      Six Months Ended
                                              September 30,       September 30,
                                            2000       1999      2000      1999

       Expected volatility                  49.1%      46.5%     46.3%     46.5%
       Expected dividend yield               0.0%       0.0%      0.0%      0.0%
       Risk free interest rate               6.4%       6.3%      6.5%      6.3%
       Expected life of option granted    3 years    3 years 8.7 years   3 years
       Fair value of options granted as
         computed under the Black
         Scholes option pricing model   $3.12 per  $1.62 per $4.75 per $1.62 per
                                            share      share     share     share

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     Future pro forma compensation cost for the remainder of the current fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

                       Fiscal Year                Pro Forma
                         Ended                  Compensation
                        March 31,                  Expense

                          2001                  $   672,509
                          2002                  $ 1,212,784
                          2003                  $   581,614
                          2004                  $     1,250

     Warrants

     The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance, unless extended. During April, 2000 warrants to acquire 12,000 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $96,000. During fiscal 2000, warrants to purchase 299,375 shares of common stock were extended for a period of eighteen months at the fair value of such extension and remain outstanding as of September 30, 2000.

     In connection with the 1996 private placements, the placement agents were issued warrants to acquire 50,000 shares of the Company's common stock at $4.75 per share in February, 1996, 38,100 shares of the Company's common stock at $5.00 per share in May, 1996, and 50,000 shares at $4.25 per share in September, 1996. The warrants expire three years from the date of issuance. During May 1999, warrants to acquire 13,000 shares of the Company's common stock at $4.25 per share were exercised resulting in cash proceeds to the Company of $55,250. No warrants were outstanding as of September 30, 2000.

(8) The Company has historically derived significant revenue from two customers. The customers from which this revenue has been derived and the percentage of total revenue for the quarter ended September 30, 2000 and 1999 was $1,987,161, or 31%, and $1,237,461, or 23%, respectively, and
     $4,231,905,  or 33%  and  $2,378,950,  or 21%  for  the  six  months  ended
     September 30, 2000 and 1999, respectively. These customers also represented 27% and 19% of total accounts receivable at September 30, 2000 and 1999, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $163,991 and $134,935 for the quarter ended September 30, 2000 and 1999, respectively, and $332,146 and $393,206 for the six months ended September 30, 2000 and 1999, respectively.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(9) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and six months ended September 30, 2000 and 1999. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

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

     During the quarter and six months ended September 30, 2000, intersegment sales or transfers were immaterial.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended September 30, 2000:

                                           Mechanical   Electronic
                               Technology   Products     Products       Total

     Revenue                  $   725,666  1,117,693    4,587,974     6,431,333
     Interest income               13,161      2,979         -           16,140
     Interest expense             (13,919)   (42,256)     (48,623)     (104,798)
     Depreciation and
       amortization              (102,332)  (236,239)    (171,160)     (509,731)
     Goodwill amortization           -       (15,580)     (67,587)      (83,167)
     Segment loss                (276,370)  (267,411)    (531,909)   (1,075,690)
     Segment assets             7,998,536  6,304,861   12,632,993    26,936,390
     Expenditures for
       segment assets         $   (72,095)   (22,974)    (256,258)     (351,327)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended September 30, 1999:

                                           Mechanical   Electronic
                               Technology   Products     Products       Total


     Revenue                  $   509,255   1,017,904   3,807,004     5,334,163
     Interest income               20,331       1,428        -           21,759
     Interest expense             (12,148)    (49,832)    (60,807)     (122,787)
     Depreciation and
       amortization               (90,537)   (232,309)   (122,135)     (444,981)
     Write-down of
       investments             (4,104,628)       -           -       (4,104,628)
     Goodwill amortization           -        (15,579)    (67,587)      (83,166)
     Equity in loss of
       joint ventures            (139,602)       -           -         (139,602)
     Segment earnings (loss)   (4,803,669)   (490,388)     97,851    (5,196,206)
     Segment assets             4,631,755   6,781,661  12,619,946    24,033,362
     Expenditures for
       segment assets         $   (97,544)     (9,765)    (28,949)     (136,258)

     The following table summarizes significant financial statement information for each of the reportable segments for the six months ended September 30, 2000:

                                            Mechanical  Electronic
                                Technology   Products    Products       Total

     Revenue                   $ 1,523,783  2,205,634   9,167,406    12,896,823
     Interest income                37,209      5,644        -           42,853
     Interest expense              (28,019)   (86,130)    (87,063)     (201,212)
     Depreciation and
       amortization               (197,349)  (472,028)   (311,662)     (981,039)
     Goodwill amortization            -       (31,159)   (135,174)     (166,333)
     Segment loss                 (377,960)  (602,506)   (428,102)   (1,408,568)
     Segment assets              7,998,536  6,304,861  12,632,993    26,936,390
     Expenditures for
       segment assets           $ (254,857)   (29,034) (1,250,915)   (1,534,806)

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table summarizes significant financial statement information for each of the reportable segments for the six months ended September 30, 1999:


                                           Mechanical   Electronic
                               Technology   Products     Products       Total


     Revenue                  $ 1,049,863   2,429,404   7,619,307    11,098,574
     Interest income               35,880       2,275        -           38,155
     Interest expense             (23,126)    (99,901)   (116,912)     (239,939)
     Depreciation and
       amortization              (181,109)   (463,184)   (244,268)     (888,561)
     Write-down of
       investments             (4,104,628)       -           -       (4,104,628)
     Goodwill amortization           -        (31,158)   (134,887)     (166,045)
     Equity in loss of
       joint venture             (280,170)       -           -         (280,170)
     Segment earnings (loss)   (5,250,707)   (584,806)    293,556    (5,541,957)
     Segment assets             4,631,755   6,781,661  12,619,946    24,033,362
     Expenditures for
       segment assets         $  (152,061)    (17,062)    (73,785)     (242,908)

(11) Commitments and Contingencies

     Employment Agreements

     The Company has entered into employment agreement with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $896,227.

     Lease Commitments

     The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of September 30, 2000, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

                  2001                            $    150,139
                  2002                                 272,597
                  2003                                 251,444
                  2004                                 253,961
                  2005                                 252,140
                  Thereafter                           504,280

                                                   $ 1,684,561

     Rental expense under these leases totaled $75,749 and $71,793 for the quarter ended September 30, 2000 and 1999, respectively, and $151,498 and $143,586 for the six months ended September 30, 2000 and 1999, respectively.

                     UNIQUE MOBILITY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(12) Comprehensive Income

     The following table summarizes the Company's comprehensive loss for the quarter and six months ended September 30, 2000 and 1999:

                                     Quarter Ended          Six Months Ended
                                      September 30,           September 30,
                                    2000        1999        2000        1999

      Net loss                  $(1,075,690) (5,196,206) (1,408,568) (5,541,957)
      Other comprehensive income
        - translation adjustment       -         26,403        -         67,339

      Comprehensive loss        $(1,075,690) (5,169,803) (1,408,568) (5,474,618)

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


Financial Condition

Cash and cash equivalents at September 30, 2000 was $1,678,014. Working capital (the excess of current assets over current liabilities) was $5,089,211 compared with $5,672,559,respectively, at March 31, 2000.

Accounts receivable rose $775,574 to $3,597,468 at September 30, 2000 from $2,821,894 at March 31, 2000. The increase is primarily attributable to record revenue levels during the six months ended September 30, 2000.

Costs and estimated earnings on uncompleted contracts decreased $59,181 to $269,930 at September 30, 2000 from the fiscal 2000 year-end level of $329,111. The decrease was attributable to lower levels of unbilled work on engineering contracts. Estimated earnings on contracts in process decreased to $158,231 at September 30, 2000 on costs incurred on contracts in process of $1,204,266 compared to estimated earnings on contracts in process of $180,293 on costs incurred on contracts in process of $645,425 at March 31, 2000. The decrease in estimated earnings on contracts in process is attributable to lower billing rate realization and cost overruns on development programs in process.

Raw materials and finished products inventories rose by $2,610,583 and $248,894, respectively, to $5,057,362 and $295,263, respectively, at September 30, 2000. Raw materials inventories rose primarily due to inventory accumulation in anticipation of the launch of new production orders, higher revenue levels in the Company's electronic products segment and sporadic part shortages of selected electronic components. Finished products inventories rose primarily as a result of the commencement of building certain electronic products in anticipation of future shipment release orders.

Prepaid expenses declined to $119,804 at September 30, 2000 from $192,492 at March 31, 2000 reflecting the periodic expensing of prepaid insurance premium costs on the Company's commercial insurance coverages.

Other current assets declined $399,932 to $136 at September 30, 2000 reflecting the collection of amounts due from the disposition of the Company's remaining equity interest in its German joint venture.

The Company invested $342,023 and $1,426,005 for the acquisition of property and equipment during the quarter and six months ended September 30, 2000, respectively, compared to $126,761 and $210,770 for the quarter and six months ended September 30, 1999, respectively. The increase in capital expenditures is primarily attributable to expenditures for manufacturing equipment at the Company's electronic products segment to improve manufacturing throughput and component placement density.

Patent and trademark costs rose $13,432 to $744,714 at September 30, 2000 reflecting expenditures for the filing and prosecution of trademarks and patents during the six months ended September 30, 2000, net of amortization on existing patents and trademarks.

Goodwill, net of accumulated amortization, declined $166,333 to $5,829,130 at September 30, 2000 due to the amortization of this asset over its 20 year useful life.

Other assets increased $58,760 to $99,206 at September 30, 2000 due primarily due to the Company's purchase of a minority equity interest in Aeromax Corporation.

Accounts payable rose $761,254 to $2,140,570 at September 30, 2000 from $1,379,316 at March 31, 2000. The increase is primarily attributable to higher levels of inventory purchases from supplier in anticipation of higher levels of production.

Other current liabilities increased $872,243 to $1,717,705 at the end of the first half from $845,462 at March 31, 2000. The increase is primarily attributable to the purchase of raw material as a result of a new order by a significant customer.

Revolving line-of-credit rose to $956,000 at September 30, 2000 due to expanded working capital requirements during the six months ended September 30, 2000 primarily due to higher levels of trade accounts receivable and inventory purchases.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $376,907 to $456,406 at September 30, 2000 from $79,499 at March 31, 2000 reflecting the prepayment by several customers for engineering services commenced during the six months ended September 30, 2000.

Long-term debt increased $55,931 to $3,478,390 at September 30, 2000 due to additional term borrowing for the purchase of manufacturing equipment at the Company's electronic products segment, offset by principal repayments on the Company's term bank debt during the first half.

Common  stock  and  additional   paid-in  capital   increased  to  $173,329  and
$50,289,333 at September 30, 2000, respectively, compared to $171,942 and $49,382,877 at March 31, 2000. The increases were primarily due to the proceeds received upon the exercise of stock options by employees of $712,025; and proceeds received upon the exercise of warrants of $96,000.

Results of Operations

Operations for the quarter ended September 30, 2000, resulted in a net loss of $1,075,690 or $.06 per share compared to a net loss of $5,196,206 or $0.31 per share for the quarter ended September 30, 1999. Operations for the six months ended September 30, 2000 resulted in a net loss of $1,408,568 or $0.08 per share compared to a net loss of $5,541,957 or $0.33 per share for the six months ended September 30, 1999.

Operations for the quarter and six months ended September 30, 1999 were adversely impacted by the write-down of the Company's investments in various joint ventures which resulted in a charge to earnings of $4,104,628 or $0.25 per share.

Total revenue for the quarter ended September 30, 2000 rose $1,097,170 or 21 percent to $6,431,333 compared to $5,334,163 for the comparable quarter last year. For the six months ended September 30, 2000 total revenue rose $1,798,249 or 16 percent to $12,896,823 compared to $11,098,574 for the comparable period last year. Contract services revenue decreased $29,103 or 8% to $352,881 compared to $381,984 for the comparable quarter last year, and rose $82,476 or 10% to $897,899 compared to $815,423 for the six months ended September 30, 2000. The decrease in contract services revenue for the quarter ended September 30, 2000 is attributable to lower billing rate realization and cost overruns on development programs. The increase for the first half was attributable to improved demand for development programs. Product sales for the quarter rose

$1,126,273 or 23% to $6,078,452 versus $4,952,179 for the comparable quarter last year. Product sales for the six months ended September 30, 2000 rose $1,715,773 or 17% to $11,998,924 compared to $10,283,151 for the first half last year. The increase in product sales is attributable to over a three-fold increase in prototype propulsion system shipments by the technology segment for hybrid electric buses and new customer shipments in the electronic products segment. Revenue for the mechanical products segment was $1,117,693 and $2,205,634 for the quarter and six months ended September 30, 2000, respectively, compared to $1,017,904 and $2,429,404, for the comparable periods last year reflecting weakness in the over the road truck and agricultural sectors. Revenue for the electronic products segment was $4,587,974 and $9,167,406, respectively, compared to $3,807,004 and $7,619,307, for the comparable periods last year. Increased product sales by the electronic products segment is attributable to the launch of several customer orders and higher production volumes for certain customers.

Gross profit  margins for the second quarter and first half were 6.6 percent and
9.4 percent, respectively, compared to 15.8 percent and 15.6 percent for the comparable quarter and six month period last year. Gross profit margins on contract services was a negative 7.8 percent for the quarter ended September 30, 2000 and 3.5 percent for the six months ended September 30, 2000, compared to
23.0 percent and 9.6 percent for the comparable periods last year. The decline in contract services margins is attributable to lower billing rate realization and cost overruns on development programs. Gross profit margins on product sales for the second quarter and first half were 7.4 percent and 9.8 percent, respectively, compared to 15.2 percent and 16.1 percent for the comparable periods last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption resulting from lower production volumes at the Company's gear manufacturing operations and lower margins in the electronic products segment associated with start-up costs on new production orders.

Research and development expenditures during the second quarter declined $80,766 to $27,501 and declined $69,036 to $65,410 for the first half. The decrease is generally attributable to lower levels of internally-funded development activities.

General and administrative expense for the second quarter decreased $417,028 to $1,064,499 compared to $1,481,527 for the comparable quarter last year and decreased $390,296 to $1,965,232 for the first half compared to $2,355,528 for the comparable six month period last year. The decrease for the quarter and the six month period is primarily attributable to the accrual of compensation payable to the Company's former Chief Executive Officer under the terms of his employment agreement of $324,866 and the write-off of an uncollectible account receivable from a customer of $254,870 in the comparable prior year periods.

Write-down of investments in the prior year periods represents charges resulting from the Company's write down of its investment in EVG, Europa and Taiwan UQM. During the quarter the Company amended its license agreement with Taiwan UQM to grant additional territories for certain fields of use of the Company technology and cancel other previously granted fields of use. The license, as amended, provides that Taiwan UQM shall have: (1) an exclusive license for Taiwan and non exclusive license for Asia including India and Japan for on-road electric and hybrid electric products for automobiles, trucks and buses; (2) an exclusive license for Taiwan and a non exclusive license for the remainder of the world for products for use in electric and hybrid electric bicycles; and (3) an exclusive license for Asia including India and Japan and a non exclusive license for the remainder of the world for licensed products for use in electric and hybrid electric motor scooters and on-road 3-wheel vehicles. All other fields of use are no longer licensed to Taiwan UQM.

During the first half the Company purchased additional quick changeover "ball grid array" high component density placement equipment at its Franklin Manufacturing unit and subsequently conducted a re-layout and balancing of its manufacturing lines. As a result, certain older machines were taken out of service, resulting in an impairment change of $216,818. Interest income was

$16,140 and $42,853 for the quarter and six months ended September 30, 2000 compared to $21,759 and $38,155 for the comparable prior year periods. The decrease for the quarter is attributable to the application of cash to fund working capital requirements. The increase in interest income during the first half of the year was due to higher levels of invested cash.

Interest expense decreased $17,989 to $104,798 for the quarter ended September 30, 2000 and $38,727 to $201,212 for the six months ended September 30, 2000, respectively. The decrease for the quarter is attributable to lower levels of borrowing on the Company's revolving line-of-credit. The decrease for the first half is attributable to generally lower levels of long-term debt.

Equity in loss of joint ventures for the prior year periods represents the Company's proportionate share of the losses of various joint ventures which the Company wrote down in the second quarter last year. As a result, the Company no longer reports its pro rata share of the earnings or loss of these entities.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and six months ended September 30, 2000 were adequate to meet operating needs. Net cash used by operating activities was $1,584,903 and $1,238,176 for the quarter and six months ended September 30, 2000 versus net cash provided by operating activities of $387,868 for the comparable prior year quarter and cash used by operating activities of $400,399 for the six months ended September 30, 1999. Cash requirements throughout the first half of the year were funded from existing cash balances, cash proceeds from the exercise of warrants and employee stock options and from borrowings on the Company's revolving lines-of-credit.

During the first six months of the year the Company experienced a significant increase in its working capital requirements as the result of higher levels of inventories and accounts receivable which rose $2,697,416 and 775,574 during the first half of the year. The increase in inventories was driven by the launch of new customer production orders and sporadic shortages of selected electronic components in the Company's electronic products segment and higher revenue levels generally. The Company expects inventory levels to decline throughout the remainder of the fiscal year. The increase in accounts receivables is primarily attributable to record revenue levels during the first six months. The Company funded its working capital requirements from a combination of cash balances on hand, increases in trade accounts payable balances and borrowings on its revolving lines-of-credit. The Company believes that existing cash balances and available bank facilities are sufficient to fund its current and anticipated operations.

During the first half of the year the Company invested $1,426,005 for the purchase of additional manufacturing equipment. Over the remainder of the fiscal year the Company expects to invest a similar amount on additional equipment to improve its manufacturing capability and capacity, which it expects to fund from a combination of existing cash and borrowings of long-term debt.

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

PART II - OTHER INFORMATION


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's revolving line-of-credit  have  variable  rates of  interest  indexed  to the prime  rate.
Interest rates on these instruments approximate current market rates as of September 30, 2000.

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


                                       Unique Mobility, Inc.
                                       Registrant


Date: October 24, 2000              By: /s/Donald A. French
                                           Donald A. French
                                           Treasurer and Secretary
                                           (Principal Financial and
                                           Accounting Officer)