Form 10-Q
period 2000-12-31
UNIQUE MOBILITY INC
filed 2001-01-29
CIK 315449

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

                For the quarterly period ended December 31, 2000

                         Commission file number 1-10869



                             UQM TECHNOLOGIES, INC.
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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 19, 2001, was 17,396,671.

                         PART I - FINANCIAL INFORMATION

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                 December 31,         March 31,
Assets                                              2000                 2000
                                                  (unaudited)
Current assets:
   Cash and cash equivalents                     $  1,417,327         2,085,115
   Accounts receivable, net (notes 6 and 8)         4,555,753         2,821,894
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                         582,932           329,111
   Inventories (notes 4 and 6)                      6,803,210         3,120,279
   Prepaid expenses                                   201,849           192,492
   Other                                                1,386           400,068

           Total current assets                    13,562,457         8,948,959

Property and equipment, at cost:
   Land                                               517,080           517,080
   Buildings                                        2,678,525         2,678,525
   Molds                                              102,113           102,113
   Transportation equipment                           146,386           146,386
   Machinery and equipment                         12,206,170        10,462,893
                                                   15,650,274        13,906,997
   Less accumulated depreciation                   (6,633,556)       (5,365,304)

           Net property and equipment               9,016,718         8,541,693

Patent and trademark costs, net of
  accumulated amortization of $156,182
  and $125,078                                        739,885           731,282

Goodwill, net of accumulated amortization
  of $906,195 and $656,696                          5,745,964         5,995,463

Other assets                                           99,205            40,446

                                                $  29,164,229        24,257,843

                                                                    (Continued)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



                                                 December 31,         March 31,
Liabilities and Stockholders' Equity                 2000               2000
                                                  (unaudited)

Current liabilities:
   Accounts payable                              $  3,408,698         1,379,316
   Other current liabilities (note 5)               1,668,105           845,462
   Current portion of long-term debt                1,083,489           972,123
   Revolving line-of-credit (note 6)                2,480,000              -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                               422,691            79,499

           Total current liabilities                9,062,983         3,276,400

Long-term debt, less current portion                3,236,097         3,422,459

           Total liabilities                       12,299,080         6,698,859

Minority interest in consolidated subsidiary          422,347           413,066

Stockholders' equity (note 7):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,385,671 and
     17,194,192 shares issued                         173,857           171,942
   Additional paid-in capital                      50,515,953        49,382,877
   Accumulated deficit                            (33,862,708)      (32,024,601)
   Accumulated other comprehensive loss (note 12)    (384,300)         (384,300)

           Total stockholders' equity              16,442,802        17,145,918

Commitments (note 11)



                                                 $ 29,164,229        24,257,843


See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                        Quarter Ended       Nine Months Ended
                                         December 31,          December 31,
                                       2000       1999      2000         1999

Revenue (note 8):
   Contract services              $   594,708   343,226   1,492,607   1,158,649
   Product sales                    6,817,925 3,324,616  18,816,849  13,607,767
                                    7,412,633 3,667,842  20,309,456  14,766,416

Operating costs and expenses:
   Costs of contract services         470,129   168,173   1,336,470     905,617
   Costs of product sales           6,241,902 3,121,035  17,066,313  11,746,959
   Research and development            14,050   203,023      79,460     337,469
   General and administrative         905,973   902,473   2,871,205   3,258,001
   Write-down of investments             -         -           -      4,104,628
   Impairment of assets                  -         -        216,818        -
   Amortization of goodwill            83,166    83,166     249,499     249,211
                                    7,715,220 4,477,870  21,819,765  20,601,885

           Operating loss            (302,587) (810,028) (1,510,309) (5,835,469)

Other income (expense):
   Interest income                      9,940     9,448      52,800      47,600
   Interest expense                  (116,679) (120,558)   (317,891)   (360,497)
   Equity in loss of joint ventures      -         -           -       (280,170)
    Minority interest share of earnings
     of consolidated subsidiary       (20,213)  (18,796)    (59,790)    (55,689)
   Other                                 -       (3,782)     (2,917)     (1,448)
                                     (126,952) (133,688)   (327,798)   (650,204)

           Net loss               $  (429,539) (943,716) (1,838,107) (6,485,673)

           Net loss per common share
             basic and diluted       $ (.02)      (.06)      (.10)      (.39)

Weighted average number of shares
  of common stock outstanding
  (note 9)                         17,363,215 16,574,409  17,282,878 16,514,551



See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                  Nine Months Ended December 31,
                                                           2000          1999
Cash flows used by operating activities:
     Net loss                                         $ (1,838,107)  (6,485,673)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
            Write-down of investments                         -       4,104,628
            Depreciation and amortization                1,759,544    1,596,830
            Impairment of assets                           216,818         -
            Minority interest share of earnings of
              consolidated subsidiary                       59,789       55,689
            Noncash compensation expense for common
              stock issued for services                     79,176       29,743
            Equity in loss of joint ventures                  -         280,170
            Loss on sale of property and equipment           2,917        3,785
            Change in operating assets and liabilities:
                 Accounts receivable and costs and estimated
                   earnings in excess of billings on
                   uncompleted contracts                (1,971,439)     176,036
                 Inventories                            (3,682,931)    (105,530)
                 Prepaid expenses and other current
                   assets                                  (10,675)     (84,740)
                 Accounts payable and other current
                   liabilities                           2,852,025       55,711
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts       343,192       81,495


                        Net cash used by operating
                          activities                    (2,189,691)    (291,856)

Cash used by investing activities:
     Acquisition of property and equipment              (2,180,701)    (404,366)
     Proceeds from sale of property and equipment            7,000       41,000
     Increase in patent and trademark costs                (39,707)     (45,200)
     Proceeds from sale of Germany joint venture           400,000         -
     Investment in other long-term assets                  (75,000)    (515,708)

                        Net cash used by investing
                          activities                  $ (1,888,408)    (924,274)




                                                                     (Continued)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

                                                  Nine Months Ended December 31,
                                                             2000         1999


Cash provided by financing activities:
   Proceeds from borrowings                             $   700,000      57,166
   Repayment of debt                                       (774,996)   (751,879)
     Net borrowings on revolving line-of-credit           2,480,000     650,000
     Repayment of notes receivable from officers               -         47,452
   Proceeds from sale of common stock, net                     -        488,828
   Issuance of common stock upon exercise of
     employee options, net of repayments                    934,095     135,335
   Issuance of common stock under employee stock
     purchase plan                                           25,720      25,957
   Issuance of common stock upon exercise of warrants        96,000      80,901
   Distributions paid to holders of minority interest       (50,508)    (50,511)

                      Net cash provided by financing
                        activities                        3,410,311     683,249

Decrease in cash and cash equivalents                      (667,788)   (532,881)

Cash and cash equivalents at beginning of period          2,085,115   1,537,453

Cash and cash equivalents at end of period              $ 1,417,327   1,004,572

Interest paid in cash during the period                 $   307,552     363,030

Non-cash investing and financing transactions:

Cumulative translation adjustment of $67,339 was recorded for the nine months ended December 31, 1999.

In 1999, the Company acquired a 33.6 percent ownership interest in a German company. Pursuant to this transaction the Company issued 208,333 shares of common stock with an aggregate value of $1,149,894 in exchange for its ownership interest.

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the nine months ended December 31, 2000, the Company issued 20,045 shares of common stock for options exercised for an aggregate exercise price of $63,864, for which the Company received 7,983 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)



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

(3) The estimated period to complete contracts in process ranged from one to eighteen months at December 31, 2000, and from one to seventeen months at March 31, 2000. The Company expects to collect substantially all related accounts receivable and costsand estimated earnings in excess of billings on uncompleted contracts within nineteen months. Contracts in process consist of the following:

                                           December 31, 2000     March 31, 2000
                                              (unaudited)

         Costs incurred on uncompleted
           contracts                            $ 1,865,740           645,425
         Estimated earnings                         472,224           180,293
                                                  2,337,964           825,718

         Less billings to date                   (2,177,723)         (576,106)

                                                $   160,241           249,612
         Included in the accompanying
           balance sheets as follows:
               Costs and estimated earnings
                in excess of billings on
                uncompleted contracts           $   582,932            329,111
              Billings in excess of costs
             and estimated earnings on
             uncompleted contracts                 (422,691)           (79,499)

                                                $   160,241            249,612

 (4) Inventories consist of:

                                              December 31, 2000  March 31, 2000
                                                 (unaudited)

      Raw materials                              $ 5,912,302          2,446,779
      Work in process                                654,866            627,131
      Finished products                              236,042             46,369

                                                 $ 6,803,210          3,120,279

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



(5)  Other current liabilities consist of:

                                               December 31, 2000  March 31, 2000
                                                 (unaudited)


       Accrued interest                          $    31,698            21,360
       Accrued legal and accounting fees              57,528            71,275
       Accrued payroll, consulting, personal
         property taxes and real estate taxes         650,886          339,263
       Accrued material purchases                     779,802          327,828
       Other                                          148,191           85,736

                                                  $ 1,668,105          845,462

(6)  Lines of credit

     The Company has two lines of credit totaling $4.75 million. At December 31, 2000, the Company had advanced $2.48 million against these lines. The $.75 million line of credit expires December 2001. The $4.0 million line of credit is due on demand, but if no demand is made, it is due August 2001. Interest on the lines of credit is payable monthly at prime plus .75% (10.25% at December 31, 2000) and prime less .50% (9.00% at December 31,
     2000), respectively. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory.

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

     The following table summarizes activity under the plans for the nine months ended December 31, 2000:

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



                                               Shares Under    Weighted-Average
                                                  Option         Exercise Price

         Outstanding at March 31, 2000            3,231,394           $6.01
         Granted                                     53,333            7.60
         Exercised                                 (175,243)           5.69
         Forfeited                                 (672,127)           7.32

         Outstanding at December 31, 2000         2,437,357           $5.71

         Exercisable at December 31, 2000         1,693,734           $5.11

     The following table presents summarized information about stock options outstanding at December 31, 2000:

                    Options Outstanding               Options Exercisable
                                  Weighted     Weighted              Weighted
                    Number         Average     Average    Number     Average
    Range of     Outstanding      Remaining    Exercise Exercisable  Exercise
Exercise Prices  at 12/31/00  Contractual Life  Price  at 12/31/00   Price

  $0.75             14,000     0.2 years      $0.75      14,000       $0.75
  $2.25 - 3.31     456,876     4.7 years      $3.02     456,876       $3.02
  $3.50 - 5.00     835,643     5.2 years      $4.23     586,297       $4.17
  $6.25 - 8.75   1,130,838     6.1 years      $7.95     636,561       $7.55
  $0.75 - 8.75   2,437,357     5.5 years      $5.71   1,693,734       $5.11

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

     The following table presents summarized activity under the plan for the nine months ended December 31, 2000:


                                               Shares Under  Weighted-Average
                                                   Option     Exercise Price



         Outstanding at March 31, 2000               41,275           $5.68
         Granted                                      5,785            7.94

         Outstanding at December 31, 2000            47,060           $5.96

         Exercisable at December 31, 2000            29,758           $6.09

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     The following table presents summarized information about stock options outstanding for non-employee directors:


                   Options Outstanding                   Options Exercisable
                                    Weighted      Weighted             Weighted
                      Number         Average      Average    Number     Average
     Range of      Outstanding      Remaining     Exercise Exercisable Exercise
 Exercise Prices   at 12/31/00  Contractual Life   Price   at 12/31/00  Price

  $4.25 - 5.06        25,275       5.9 years      $4.76      13,758     $4.88
  $7.13 - 8.00        21,785       5.9 years      $7.34      16,000     $7.13
  $4.25 - 8.00        47,060       5.9 years      $5.96      29,758     $6.09


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

                                       Quarter Ended       Nine Months Ended
                                        December 31,          December 31,
                                     2000        1999        2000        1999

Net loss - as reported          $ (429,539)   (943,716) (1,838,107)  (6,485,673)
Compensation expense - current
  option grants                     (4,850)       -        (34,200)      (2,500)
Compensation expense - prior
  period option grants            (175,800)   (362,128)   (626,490)   1,198,235)

Net loss - pro forma            $ (610,189) (1,305,844) (2,498,797)  (7,686,408)
Net loss per common share -
  as reported                   $   (.02)      (.06)       (.10)        (.39)
Net loss per common share -
  pro forma                     $   (.04)      (.08)       (.14)        (.47)


     The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:


                                      Quarter Ended          Nine Months Ended
                                       December 31,             December 31,
                                      2000     1999        2000           1999

Expected volatility                   4.83%      -          4.72%          4.65%
Expected dividend yield                0.0%      -           0.0%           0.0%
Risk free interest rate                5.7%      -           6.2%           6.3%
Expected life of option granted   5.9 years      -      5.6 years        3 years
Fair value of options granted as
  computed under the Black
  Scholes option pricing model    $2.91 per      -      $3.94 per      $1.62 per
                                      share                 share          share

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     Future pro forma compensation cost for the remainder of the current fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

                             Fiscal Year            Pro Forma
                                Ended              Compensation
                              March 31,               Expense

                                 2001               $ 221,387
                                 2002               $ 883,020
                                 2003               $ 459,169
                                 2004               $  10,950

     Warrants

     The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. The warrants expire two years from the date of issuance, unless extended. During April, 2000 warrants to acquire 12,000 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $96,000. During fiscal 2000, warrants to purchase 299,375 shares of common stock were extended for a period of eighteen months at the fair value of such extension and remain outstanding as of December 31, 2000.

(8) The Company has historically derived significant revenue from two customers. The customers from which this revenue has been derived and the percentage of total revenue for the quarter ended December 31, 2000 and 1999 was $3,528,865, or 48%, and $856,053, or 23%, respectively, and
     $7,760,769, or 38% and $3,235,202, or 22% for the nine months ended December 31, 2000 and 1999, respectively. These customers also represented 58% and 13% of total accounts receivable at December 31, 2000 and 1999, respectively.

     Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $244,531 and $260,641 for the quarter ended December 31, 2000 and 1999, respectively, and $576,677 and $653,847 for the nine months ended December 31, 2000 and 1999, respectively.

(9) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and nine months ended December 31, 2000 and 1999. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive.

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

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



     During the quarter and nine months ended December 31, 2000, intersegment sales or transfers were immaterial.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended December 31, 2000:

                                           Mechanical   Electronic
                             Technology     Products     Products       Total

Revenue                     $   599,033     1,119,215   5,694,385     7,412,633
Interest income                   8,143         1,797        -            9,940
Interest expense                (13,463)      (41,321)    (61,895)     (116,679)
Depreciation and
  amortization                 (100,271)     (243,492)   (185,243)     (529,006)
Goodwill amortization              -          (15,579)    (67,587)      (83,166)
Segment loss                   (166,704)     (230,895)    (31,940)     (429,539)
Segment assets                8,090,699     6,116,178  14,957,352    29,164,229
Expenditures for
  segment assets            $   (77,185)     (174,408)    (509,009)    (760,602)

     The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended December 31, 1999:

                                            Mechanical  Electronic
                             Technology      Products    Products       Total

Revenue                     $   507,842       451,748   2,708,252     3,667,842
Interest income                   9,878          (430)       -            9,448
Interest expense                (23,212)      (48,965)    (48,381)     (120,558)
Depreciation and
  amortization                  (96,258)     (232,547)   (130,253)     (459,058)
Goodwill amortization              -          (15,580)    (67,586)      (83,166)
Segment loss                   (412,813)     (371,478)   (159,425)     (943,716)
Segment assets                4,482,627     6,464,793  11,896,605    22,844,025
Expenditures for
  segment assets            $   (58,340)     (106,132)    (42,186)     (206,658)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


     The following table summarizes significant financial statement information for each of the reportable segments for the nine months ended December 31, 2000:

                                            Mechanical  Electronic
                              Technology     Products    Products        Total

Revenue                      $ 2,122,816     3,324,849   14,861,791  20,309,456
Interest income                   45,359         7,441         -         52,800
Interest expense                 (41,482)     (127,451)    (148,958)   (317,891)
Depreciation and
  amortization                  (297,620)     (715,520)    (496,905) (1,510,045)
Write-down of
  investments                       -             -            -           -
Impairment of assets                -             -        (216,818)   (216,818)
Goodwill amortization               -          (46,738)    (202,761)   (249,499)
Equity in loss of
  joint ventures                    -             -            -           -
Segment loss                    (544,664)     (833,401)    (460,042) (1,838,107)
Segment assets                 8,090,699     6,116,178   14,957,352  29,164,229
Expenditures for
  segment assets             $  (332,042)     (203,442)  (1,759,924) (2,295,408)

     The following table summarizes significant financial statement information for each of the reportable segments for the nine months ended December 31, 1999:

                                             Mechanical Electronic
                               Technology     Products   Products      Total

Revenue                       $ 1,557,705    2,881,152  10,327,559   14,766,416
Interest income                    45,755        1,845        -          47,600
Interest expense                  (46,338)    (148,866)   (165,293)    (360,497)
Depreciation and
  amortization                   (277,367)    (695,731)   (374,521)  (1,347,619)
Write-down of
  investments                  (4,104,628)        -           -      (4,104,628)
Impairment of assets                 -            -           -            -
Goodwill amortization                -         (46,738)   (202,473)    (249,211)
Equity in loss of joint
  ventures                       (280,170)        -            -       (280,170)
Segment loss                   (6,083,520)    (746,284)     344,131  (6,485,673)
Segment assets                  4,482,627    6,464,793   11,896,605  22,844,025
Expenditures for
  segment assets              $  (726,109)    (123,194)    (115,971)   (965,274)

(11) Commitments and Contingencies

     Employment Agreements

     The Company has entered into employment agreement with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $796,646.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


     Lease Commitments

     The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of December 31, 2000, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

                  2001                         $     74,390
                  2002                              272,597
                  2003                              251,444
                  2004                              253,961
                  2005                              252,140
                  Thereafter                        504,280

                                                $ 1,608,812

     Rental expense under these leases totaled $75,749 and $71,793 for the quarter ended December 31, 2000 and 1999, respectively, and $227,247 and
     $215,379   for  the  nine  months   ended   December  31,  2000  and  1999,
     respectively.

(12) Comprehensive Loss

     The following table summarizes the Company's comprehensive loss for the quarter and nine months ended December 31, 2000 and 1999:

                                     Quarter Ended          Nine Months Ended
                                      December 31,            December 31,
                                    2000       1999        2000          1999

Net loss                         $(429,539)  (943,716)  (1,838,107)  (6,485,673)
Other comprehensive earnings -
  translation adjustment              -          -           -           67,339

Comprehensive loss               $(429,539)  (943,716)  (1,838,107)  (6,418,334)

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


Financial Condition

Cash and cash equivalents at December 31, 2000 was $1,417,327. Working capital (the excess of current assets over current liabilities) was $4,499,474 compared with $5,672,559 at March 31, 2000.

Accounts receivable rose $1,733,859 to $4,555,753 at December 31, 2000 from $2,821,894 at March 31, 2000. The increase is primarily attributable to record revenue levels during the nine months ended December 31, 2000 and extended payment terms offered to selected customers of the Company's mechanical products and electronics segments.

Costs and estimated earnings on uncompleted contracts increased $253,821 to $582,932 at December 31, 2000 from the fiscal 2000 year-end level of $329,111. The increase is attributable to higher levels of unbilled work in process on engineering contracts. Estimated earnings on contracts in process rose to $472,224 at December 31, 2000 on costs incurred on contracts in process of $1,865,740 compared to estimated earnings on contracts in process of $180,293 on costs incurred on contracts in process of $645,425 at March 31, 2000. The increase in estimated earnings on contracts in process is attributable to higher billing rate realization on development programs in process.

Raw materials, work in process and finished products inventories rose by $3,465,523, $27,735 and $189,673, respectively, to $5,912,302, $654,866 and
$236,042, respectively, at December 31, 2000. The increase in raw materials inventories is primarily attributable to inventory accumulation associated with the transfer of value-added production activities from a customers facility, higher revenue levels generally and periodic electronic component shortages and component delivery delays at the Company's electronics unit which has required higher stocking levels for all related parts used in the manufacture of affected products. Finished products inventories rose primarily as a result manufacturing and stocking certain completed customer products at the Company's electronics unit in anticipation of future shipment release orders.

Prepaid expenses rose to $201,849 at December 31, 2000 from $192,492 at March 31, 2000 reflecting the prepayment of certain annual insurance premium costs on the Company's commercial insurance coverages.

Other current assets declined $398,682 to $1,386 at December 31, 2000 reflecting the collection of amounts due from the disposition of the Company's remaining equity interest in its German joint venture.

The Company invested $754,696 and $2,180,701 for the acquisition of property and equipment during the quarter and nine months ended December 31, 2000, respectively, compared to $193,596 and $404,366 for the quarter and nine months ended December 31, 1999, respectively. The increase in capital expenditures represents expenditures for manufacturing equipment at the Company's electronic products segment to improve manufacturing throughput and component placement density which amounted to $509,009 and $1,759,924 of the increase for the quarter and nine months, respectively.

Goodwill, net of accumulated amortization, declined $249,499 to $5,745,964 at December 31, 2000 due to the amortization of this asset over its 20 year useful life.

Other assets increased $58,759 to $99,205 at December 31, 2000 due primarily due to the Company's purchase of a minority equity interest in Aeromax Corporation.

Accounts payable rose $2,029,382 to $3,408,698 at December 31, 2000 from $1,379,316 at March 31, 2000. The increase is primarily attributable to higher levels of inventory purchases from suppliers associated with higher levels of production and periodic component part delivery delays.

Other current liabilities increased $822,643 to $1,668,105 at December 31, 2000 from $845,462 at March 31, 2000. The increase is primarily attributable higher levels of accrued material purchases and payroll associated with higher levels of production in the Company's electronics segment.

Revolving line-of-credit rose to $2,480,000 at December 31, 2000 due to expanded working capital requirements during the nine months ended December 31, 2000 primarily due to higher levels of trade accounts receivable and inventory.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $343,192 to $422,691 at December 31, 2000 from $79,499 at March 31, 2000 reflecting the prepayment by several customers for engineering services commenced during the nine months ended December 31, 2000.

Long-term debt decreased $186,362 to $3,236,097 at December 31, 2000 due to reclassification of principal maturities within one year and scheduled principal repayments on the Company's term bank debt during the nine month period.

Common  stock  and  additional   paid-in  capital   increased  to  $173,857  and
$50,515,953 at December 31, 2000, respectively, compared to $171,942 and $49,382,877 at March 31, 2000. The increases were due to the proceeds received upon the exercise of stock options by employees of $934,095; proceeds from the sale of common stock under the Company's Employee Stock Purchase Plan of $25,720 and proceeds received upon the exercise of warrants of $96,000.

Results of Operations

Operations for the quarter ended December 31, 2000, resulted in a net loss of $429,539 or $.02 per share compared to a net loss of $943,716 or $0.06 per share for the quarter ended December 31, 1999. Operations for the nine months ended December 31, 2000 resulted in a net loss of $1,838,107 or $0.10 per share compared to a net loss of $6,485,673 or $0.39 per share for the nine months ended December 31, 1999.

Operations for the prior year nine month period ended December 31, 1999 was adversely impacted by the write-down of the Company's investments in various joint ventures which resulted in a charge to earnings of $4,104,628 or $0.25 per share. Excluding this charge, the prior years comparable nine month operating results resulted in a net loss of $2,381,045 or $0.14 per share.

Total revenue for the quarter ended December 31, 2000 rose $3,744,791 or 102 percent to $7,412,633 compared to $3,667,842 for the comparable quarter last year. For the nine months ended December 31, 2000 total revenue rose $5,543,040 or 38 percent to $20,309,456 compared to $14,766,416 for the comparable period last year. Contract services revenue for the quarter increased $251,482 or 73 percent to $594,708 compared to $343,226 for the comparable quarter last year, and rose $333,958 or 29 percent to $1,492,607 compared to $1,158,649 for the nine months ended December 31, 2000. The increase in contract services revenue for the quarter and nine months ended December 31, 2000 is attributable to stronger demand for development programs. Product sales for the quarter rose $3,493,309 or 105 percent to $6,817,925 versus $3,324,616 for the comparable quarter last year. Product sales for the nine months ended December 31, 2000 rose $5,209,082 or 38 percent to $18,816,849 compared to $13,607,767 for the comparable nine month period last year. Product sales revenue for the mechanical products segment increased $667,467 or 148 percent to $1,119,215 for the quarter and $443,697 or 15 percent to $3,324,849 for the nine months ended December 31, 2000, respectively, compared to $451,748 and $2,881,152 for the comparable periods last year. The growth in revenue in the mechanical products segment for the quarter and nine month period is primarily attributable to improved shipments of gears and gear assemblies during the quarter. Product sales revenue for the electronic products segment increased $2,986,133 or 110 percent to $5,694,385 for the quarter and $4,534,232 or 44 percent to $14,861,791 for the nine months ended December 31, 2000, respectively, compared to $2,708,252 and $10,327,559 for the comparable periods last year. The growth in revenue in the electronic products segment is attributable to the launch of a value added product for an existing customer in the third quarter together with higher production volumes for certain customers throughout the nine month period.

Gross profit margins for the quarter and nine months ended December 31, 2000 were 9.5 percent and 9.4 percent, respectively, compared to 10.3 percent and
14.3 percent for the comparable quarter and nine month period last year. Gross profit margins on contract services were 20.9 percent for the quarter and 10.5 percent for the nine months ended December 31, 2000, compared to 51.0 percent and 21.8 percent for the comparable periods last year. The decline in contract services margins is attributable to lower billing rate realization and cost overruns on development programs. Gross profit margins on product sales for the quarter and nine months ended December 31, 2000 were 8.4 percent and 9.3 percent, respectively, compared to 6.1 percent and 13.7 percent for the comparable periods last year. The increase in margins on product sales for the quarter is primarily attributable to improved overhead absorption associated with higher production volumes at the Company's gear manufacturing and electronics manufacturing operations, which were partially offset by product launch costs at the electronics manufacturing operation.

Research and development expenditures for the quarter and nine months ended December 31, 2000 declined to $14,050 and $79,460, respectively, compared to $203,023 and $337,469 for the comparable periods last year. The decreases are generally attributable to lower levels of internally-funded development activities.

General and administrative expense for the third quarter rose $3,500 to $905,973 compared to $902,473 for the comparable quarter last year and decreased $386,796 to $2,871,205 for the nine months ended December 31, 2000 compared to $3,258,001 for the comparable period last year. The increase for the quarter includes investment banking fees associated with acquisition activities of approximately $100,000 and costs associated with a special meeting of the Company's shareholders of approximately $20,000. The decrease for the nine month period is primarily attributable to the accrual of compensation payable to the Company's former Chief Executive Officer under the terms of his employment agreement of $324,866 and the write-off of an uncollectible account receivable $254,870 in the comparable prior year periods.

Write-down of investments in the prior year periods represents charges resulting from the Company's write down of its investment in EVG, Europa and Taiwan UQM.

During the nine months ended December 31, 2000 the Company purchased additional equipment at its UQM Electronics unit and subsequently conducted a re-layout and balancing of its manufacturing lines. As a result, certain older machines were taken out of service, resulting in an impairment charge of $216,818.

Interest income was $9,940 and $52,800 for the quarter and nine months ended December 31, 2000 compared to $9,448 and $47,600 for the comparable prior year periods. The increase for the quarter and nine month period is generally attributable to higher yields on invested cash balances.

Interest expense decreased $3,879 to $116,679 for the quarter ended December 31, 2000 and $42,606 to $317,891 for the nine months ended December 31, 2000, respectively. The decrease for the quarter and nine month period is attributable to lower levels of borrowing on the Company's revolving line-of-credit.

Equity in loss of joint ventures for the prior year periods represents the Company's proportionate share of the losses of various joint ventures which the Company wrote down in the second quarter last year. As a result, the Company no longer reports its pro rata share of the earnings or loss of these entities.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and nine months ended December 31, 2000 were adequate to meet operating needs. Net cash used by operating activities was $951,515 and $2,189,691 for the quarter and nine months ended December 31, 2000 versus net cash provided by operating activities of $108,543 for the comparable prior year quarter and cash used by operating activities of $291,856 for the nine months ended December 31, 1999. The increase in cash used by operating activities for the quarter and nine months ended December 31, 2000 is primarily attributable to higher levels of accounts receivables resulting from increased revenues and the granting of extended terms to selected customers and higher inventory levels. The Company expects its inventory levels to decline during the fourth quarter. Cash requirements throughout the quarter and nine months ended December 31, 2000 were funded from existing cash balances, cash proceeds from the exercise of warrants and employee stock options and from borrowings on the Company's revolving lines-of-credit.

During the third quarter the Company renewed its two existing lines-of-credit raising the amount available for borrowing thereunder from $3.25 million to $4.75 million. One of the lines-of-credit expires in August 2001 and the other in December 2001. The Company believes that its current cash balances and available borrowing capacity under its revolving lines-of-credit are sufficient to fund its current and anticipated operations for the foreseeable future.

During the quarter and nine months ended December 31, 2000 the Company invested $754,696 and $2,180,701 for the purchase of additional equipment. The Company does not anticipate any material capital expenditures for the remainder of the fiscal year.

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

PART II - OTHER INFORMATION


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's revolving line-of-credit has variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of December 31, 2000.

Item 4.  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of UQM Technologies, Inc. was held on August 15, 2000. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1: Election of Directors

                                                                Withhold
                                          For                  Authority

            William G. Rankin          14,642,229                 98,011
            J. B. Richey               14,063,702                676,538
            Ernest H. Drew             14,066,797                673,443
            Stephen J. Roy             14,639,349                100,891

Proposal 2: Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company.

                             For           Against            Abstain

                         14,598,525         28,763            112,952


Outstanding votable shares:  17,235,345

Total voted shares represented in person and by proxy:  14,740,240

Percentage of the outstanding votable shares:  85.52%

A special meeting of the shareholders of UQM Technologies, Inc. was held on January 24, 2001. The following is a summary of the matter submitted to a vote of security holders and the results of the voting thereon:

Proposal 1: Amendment to the certificate of incorporation to change the name of the Company to UQM Technologies, Inc.


                              For           Against            Abstain

                           15,014,651        36,017             37,606



Outstanding votable shares:  17,363,517

Total voted shares represented in person and by proxy:  15,088,274

Percentage of the outstanding votable shares:  86.9%

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


                                       UQM Technologies, Inc.
                                       Registrant


   Date: January 26, 2001              By: /s/Donald A. French
                                           Donald A. French
                                           Treasurer and Secretary
                                           (Principal Financial and
                                           Accounting Officer)