Form 10-K
period 2001-03-31
UQM TECHNOLOGIES INC
filed 2001-06-15
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended March 31, 2001

                         Commission file number 1-10869

             UQM TECHNOLOGIES, INC. (Formerly Unique Mobility, Inc.)
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Colorado                                               84-0579156
-----------                                          ---------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                  425 Corporate Circle, Golden, Colorado     80401
                  ----------------------------------------  --------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (17,077,166 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 13, 2001:

                                  $112,709,296

     The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of June 13, 2001:

                            17,451,518 shares of the
                           registrant's common stock,
                                 $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     In Part III certain information is incorporated by reference from the Company's definitive Proxy Statement for the August 22, 2001 Annual Meeting of Shareholders.

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

General

UQM Technologies, Inc., formerly Unique Mobility, Inc. ("UQM" or the "Company") is recognized worldwide as a technology leader in the development and manufacture of energy efficient, power dense, electric motors, generators and power electronic inverters. The primary focus of the Company is incorporating its advanced technology into products aimed at high growth and emerging markets including power systems for clean electric, hybrid electric and fuel cell electric on-road and off-road vehicles, under-the-hood power accessories including 42 volt systems and environmentally friendly, distributed power generators. The Company operates its business in three segments; 1) technology - which encompasses the further advancement and application of the Company's proprietary motors, generator, power electronics and software; 2) mechanical products - which encompasses the manufacture of motors, gears and gear assemblies; and 3) electronic products which encompasses the manufacture of electronic printed circuit assemblies, wire harnesses and complete electronic boxes. The Company's $0.01 par value common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin stock exchanges under the symbol "UQM".

The Company's revenue is derived from two principle sources; 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of the Company's proprietary technology portfolio or the application of proprietary technology to customer's products; and 2) the manufacture and sale of products engineered by the Company and the contract manufacture of products designed by others.

The Company's objective is to leverage its technology base and name recognition to develop and manufacture products for its customers that are superior in performance at competitive prices. To this end, the Company has initially focused its attention on four market areas that have significant growth potential; 1) electric propulsion systems, generators and power electronic inverters for electric, hybrid electric and fuel cell electric vehicles. Virtually every automobile and truck manufacturer worldwide are developing such vehicles. In the case of hybrid electric powerplants, additional customers include Tier I and Tier II automotive suppliers who hope to provide complete hybrid electric systems to their automotive customers; 2) electric propulsion systems and electronic inverters for small vehicles, such as electric wheelchairs, golf carts, small industrial vehicles, lawn and grounds care equipment and the like; 3) under-the-hood power accessories, such as electric air conditioning compressors and electric power steering which are expected to replace existing belt-driven parasitic components now in use as part of the automotive industry's adoption of a new 42 volt standard and fuel cell components such as air compressor drive motors and electronic inverters to manage the operation of the fuel cell, its power generation and the conversion of DC power output of the fuel cell to AC for home use; and 4) distributed power generation products such as wind generators, engine generators and electronic power inverters for both residential and commercial customers that need standby or backup power, remote stand-alone power, as well as, grid-connected power. Fundamental to this strategy is the continual advancement of the Company's proprietary motor, generator, power electronic inverter and software technology portfolio and the maintenance of a high quality and competitive manufacturing capability for products developed by the Company. Substantially all of the Company's research and development activities are funded by its customers, and in most cases, the Company maintains all or substantially all of the intellectual property rights in technology enhancements.

The Company has three principal operating units; 1) UQM Technologies, Inc., located in Golden, Colorado, which includes the Corporate Headquarters and Engineering and Product Development Center; 2) wholly owned subsidiary UQM Power Products, Inc., ("UQM Power") located in Frederick, Colorado, which manufactures permanent magnet electric motors, generators, precision gears and gear assemblies; and 3) wholly owned subsidiary UQM Electronics, Inc. ("UQM Electronics"), located in St. Charles, Missouri which manufactures electronic printed circuit board assemblies, cable harness assemblies and complete electronic boxes.

The Company also holds minority ownership positions in Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), EV Global Motors Company ("EV Global"), and Windemere Eco Development Limited ("WED") and Aeromax Corporation ("Aero"). The carrying value of all of these investments on the Company's balance sheet has been reduced to zero due to the development stage status of these companies in potentially emerging markets. Taiwan UQM is a joint venture with Kwang Yang Motor Company, Ltd. ("KYMCO") and Turn-Luckily Technology Co., Ltd. Taiwan UQM, located in Taipei, Taiwan, is a licensee of the Company and manufacturer of starter motors and alternators for gasoline scooters and electric propulsion systems for an all electric scooter. The Company holds a 38.25 percent ownership interest in Taiwan UQM. EV Global, based in Los Angeles, is a developer and distributor of electric bicycles. WED is an environmentally sensitive development of Windemere Island in the Bahamas. Aeromax Corporation is a developer and manufacturer of wind turbine generators and associated products for residential use.

Technology Segment

The technology segment of the Company encompasses the operations of the Engineering and Product Development Center and the administrative and management functions performed by the Corporate Headquarters staff and senior executives. The Company's Engineering and Product Development Center occupies a 25,000 square foot facility located in Golden, Colorado equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic inverters, software, and vehicle integration activities. The technology segment conducts sponsored and internally-funded engineering activities directed toward the development of new products and the engineering of motors, generators, and power electronic inverters to meet the requirements of our customers' specific product applications and is the source of engineering services for both the mechanical and electronic product segments. During fiscal 2001, the technology segment generated revenue of $3,378,396 consisting of $2,283,292 of contract services revenue and $1,095,104 from the sale of low volume motor and control products. Net losses from operations for the technology segment amounted to $604,623, compared to net losses from operations of $5,285,807 last year. EBITDA for the fiscal year ended March 31, 2001 was $(160,484) compared to $(4,871,428) last year.

Mechanical Products Segment

The mechanical products segment of the Company encompasses the operations of the Company's wholly-owned subsidiary, UQM Power Products, Inc. UQM Power occupies a 25,000 square foot manufacturing plant located in Frederick, Colorado which houses the Company's gear and motor manufacturing operations. Gear manufacturing operations consist of the precision grinding of both commercial and aerospace grade gears and the manufacture of complete gear assemblies. Motor manufacturing operations consist of the high volume manufacture of the Company's proprietary permanent magnet motors. During fiscal 2001, the mechanical products segment generated revenue of $4,407,721 a 7.1 percent increase over the prior year's revenue of $4,115,557. Net losses from operations for the segment amounted to $1,195,219 compared to net losses from operations of $1,190,423 last year. EBITDA for the fiscal year ended March 31, 2001 was $(700) compared to $(586) last year.



Electronic Products Segment

The electronic products segment of the Company encompasses the operations of the Company's wholly-owned subsidiary UQM Electronics, Inc. and includes the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. In addition, UQM Electronics is a wholesale distributor of over 20 lines of passive electronic components. UQM Electronics conducts its operations from a 31,000 square foot manufacturing plant located in St. Charles, Missouri. During fiscal 2001, the electronic products segment generated revenue of $19,110,954, a 36.0 percent increase over the prior year's revenue of $14,056,151. Net loss from operations for the segment amounted to $1,340,280 compared to a net profit from operations of $4,423 last year. EBITDA for the fiscal year ended March 31, 2001 was $(164,655) compared to $1,003,998 last year.



Technology

The Company's technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and power electronic inverters, together with software code to intelligently manage the operation of the system. See also "Patents" below.

The typical architecture
(picture of motor omitted)
of a UQM(R) motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth magnets are mounted on the outer circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearing which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field generated by the stator producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM(R) machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of (neodymium iron boron "NdFeB") magnet material in a wide range of consumer devices, such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing the Company to price its advanced motors and controls competitively with lesser performing conventional motors which management believes will accelerate the rate of commercialization of the Company's technology.

Attributes of the Company's permanent magnet motor technology include brushless electronic commutation; a relatively large air-gap dimension; the use of powerful rare earth NdFeB magnet material; good heat rejection; low iron content; and low mechanical losses. As a result, UQM(R) motors have high operating efficiencies (>90%), high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packageability.

Attributes of the Company's microprocessor-based digital power electronic inverters include high power operation (600 amps at 400 volts), four quadrant control (forward/reverse and motoring/generation), reduced switching losses (minimizing energy loss), intelligent control and controller area network capability.

In addition, the Company has developed and patented a method of control embodied in electronic component architecture and software code (Phase Advance Control) which allows UQM(R) motors to deliver high output torque at low operating speeds and low torque at high operating speeds from the same machine. Conventional permanent magnet motor designs are limited to operating at either high torque and low speeds or low torque at high speeds; but not both. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop transitioning to high power as the vehicle is accelerated to highway speeds. In conventional internal combustion powered vehicles, the transition from high torque to high power is typically accomplished through the multiple gear changes performed by a mechanical transmission. UQM(R) motors, incorporating phase advance technology, are ideally suited as propulsion drives in electric, hybrid electric and fuel cell electric vehicles due to the ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight and cost of mechanical transmissions.

The Company is currently developing the next generation of its motor technology for vehicle propulsion applications which maximizes the advantages of the UQM(R) motor architecture by packaging a single speed gear reduction and differential inside the hollow rotor and integrating the power electronic inverter with the machine. The resulting system is expected to achieve greater power density, be manufacturable at lower costs due to the commonality of component parts, and have improved packageability over existing UQM(R) systems. Similarly, the Company is simultaneously developing a line of modular motors, that are expected to improve the continuous power output of the Company's existing motors and generators by about 25 percent without increasing size or weight.

Substantially all of the Company's research and development activities are funded by customers, with the Company typically retaining intellectual property rights in the resulting technology developed. Customer funded development activities are recorded as contract services revenue and the associated development costs are shown as cost of contract services in the Company's financial statements. For the year ended March 31, 2001, revenues from customer funded research and development activities amounted to $2,283,292 an increase of
34.1 percent over the prior year level of $1,702,937. Internally-funded research and development expenditures were $103,231 for the fiscal year versus $378,954 for the prior year.

In recent years, the Company has focused its research and development activities on the development of commercial products and production engineering activities to lower the cost of manufacture, as well as enhance the performance and capability of its technology portfolio, as opposed to basic research in the field. Management believes that the Company's future growth is dependent, in part, on the continued advancement of its technology portfolio and its ability to commercialize its technology in additional product applications and markets. Accordingly, the Company expects to continue to pursue additional customer funded programs to accomplish this objective.

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


Patents

The Company holds U.S. Patent No. 5,004,944, issued on April 2, 1991,entitled "Lightweight high power electromagnetic transducer". Corresponding applications were filed in foreign countries, and many of these foreign applications have issued as patents. U.S. Patent 5,311,092, issued on May 10, 1994, is directed to additional subject matter regarding lightweight, high power electromagnetic transducers.

In April 1992, the Company was issued U.S. Patent No. 5,107,151 entitled "Switching circuit employing electronic devices in series with an inductor to avoid commutation breakdown and extending the current range of switching circuits by using IGBT devices in place of MOSFETs". This patent is directed to certain proprietary aspects of electronic control circuitry. Corresponding applications were filed in foreign countries, and many of these foreign applications have issued as patents.

The Company was granted U.S. Patent No. 5,319,844, issued June 14, 1994, entitled "Method of making an electromagnetic transducer". This patent is directed to a method of constructing the motor disclosed in U.S. Patent No. 5,004,944. Corresponding applications were filed in foreign countries, and many of these foreign applications have issued as patents.

The Company was granted U.S. Patent No. 5,382,859, issued January 17, 1995, entitled "Stator and method of constructing same for high power density electric motors and generators". The Company also holds U.S. Patent No. 5,592,731, issued on January 14, 1997 and entitled "Method of constructing a stator". These patents relate to the Company's enhancement to its motor technology. Corresponding applications were filed in foreign countries, and many of these foreign applications have issued as patents.

The Company was granted U.S. Patent No. 5,677,605, issued October 14, 1997 entitled "Brushless DC motor using phase timing advancement". This patent describes a low cost method of controlling the drive current to a motor to achieve operating characteristics ideal for vehicle traction drives. Corresponding applications were filed in foreign countries, and some of these foreign applications have issued as patents.

The Company was granted U.S. Patent No. 5,982,063, issued November 9, 1999, entitled "Electric motor with internal brake". This patent relates to current developments in electric wheelchair drives. Corresponding applications are pending in foreign countries.

In July 1998 the Company filed a new U.S. patent application titled "Accurate Rotor Position Sensor and Method Using Magnet Ring and Linear Output Hall Effect Sensors" which is pending. Corresponding applications are pending in foreign countries.

Trademarks

The Company owns three U.S. Trademark Registrations for "UNIQ" (International Class 7 for power transducers, and Class 12 for utility land vehicles and Class 16 for Publications). The Class 12 trademark is subject to renewal in June 2006; the Class 7 trademark is subject to renewal in August 2006; and the Class 16 trademark is subject to renewal in February 2007.

The Company registered the letters "UQM" and a stylized version thereof in the U.S. Counterpart applications have been filed in 26 countries throughout the world and 25 of those countries have granted registrations or indicated them to be allowable. These trademarks are directed to the same trademark classes as for the mark "UNIQ". The foreign trademark registrations and applications include major markets where the company is doing business or establishing business contacts.

The Company has registered "POWERPHASE" as a trademark in the same trademark classes as for the mark "UNIQ". Corresponding applications for trademark registration were filed in 11 countries. The trademark was registered in the European community on March 21, 1997. Trademark registrations have been granted in Mexico, Canada, China, Israel, Japan, Singapore, South Korea, Taiwan and Thailand.

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


The Company also intends to rely on the un-patented proprietary know-how it has developed and now utilizes in its products. There can be no assurance that others will not independently develop, acquire or obtain access to the Company's technology. Although the Company protects its proprietary rights by executing confidentiality agreements with its management, employees and others with access to the Company's technology, these measures may not be adequate to protect the Company from disclosure or misappropriation of its proprietary information.

Backlog

The Company's technology segment had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $1.3 million and an order backlog for prototype motors and controls of approximately $.2 million at May 31, 2001. All such service contracts are subject to amendment, modification or cancellation. The Company expects to perform all unperformed service contracts and ship motor and controller backlog products over the next twelve months.

The Company's mechanical products segment had an order backlog of approximately $1.9 million at May 31, 2001. The Company expects to ship all backlog products within the next twelve months.

The Company's electronic products segment had an order backlog of approximately $8.7 million at May 31, 2001. The Company expects to ship all backlog products within the next twelve months.

Customers and Suppliers

The Company has two significant customers in its electronic products segment, Tyco International, Ltd., and Handera which accounted for revenue of $4,706,810 and $6,427,983, respectively representing 17.5 percent and 23.9 percent of consolidated revenue, respectively.

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

U.S. Government Contracts

For the year ended March 31, 2001, $853,341, or approximately 3.2 percent of the Company's consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 2000, $910,770, or approximately 4.4 percent of consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

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

Employee and Labor Relations

As of May 31, 2001, the Company had 165 full-time employees. The Company has entered into employment contracts with two of its executive officers which expire December 31, 2002. None of the Company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

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

ITEM 2.  PROPERTIES

The Company owns or leases its offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning facilities of the Company as of May 31, 2001, is set forth in the table below:

                                              Ownership or
                            Square            Expiration Date
Location                     Feet               of Lease            Use

Golden, Colorado (1)        40,000 (2)        September 2002    manufacturing,
                                                                laboratories
                                                                and offices

Frederick, Colorado         25,000            Own               manufacturing
                                                                and offices

St. Charles, Missouri       31,000            March 2007        manufacturing,
                                                                warehouse and
                                                                offices

(1) The Company sold its fifty percent member interest in a limited liability company which owns this facility in January 2001.

(2) The Company occupies 25,000 square feet and sub-leases the remaining 15,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

There is no material litigation with respect to which the Company is a party.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

A special meeting of the shareholders of the Company was held on January 24, 2001. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

               Proposal to amend our Certificate of Incorporation to change our name to UQM Technologies, Inc.

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

ITEM 5.  MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2001                   High       Low
Fourth Quarter        $ 7.75     $6.13
Third Quarter         $ 8.38     $6.50
Second Quarter        $ 8.38     $7.19
First Quarter         $ 9.00     $6.25

2000                   High       Low
Fourth Quarter        $10.88     $3.69
Third Quarter         $ 4.38     $3.50
Second Quarter        $ 4.63     $4.06
First Quarter         $ 6.44     $4.31

On June 13, 2001 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $6.60 per share and there were 896 holders of record of the Company's common stock.

The Company has not paid any cash dividends on its common stock since inception and intends for the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Board of Directors of the Company based upon consideration of the Company's earnings, capital needs and other factors then relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                             UQM Technologies, Inc.
                      Consolidated Selected Financial Data

                              Year         Year         Year         Year       Five Months      Year
                              Ended        Ended        Ended        Ended        Ended          Ended
                            March 31,    March 31,    March 31,     March 31,   March 31,      October 31,
                              2001          2000        1999          1998         1997          1996
                            ---------    ---------    ---------    -----------  -----------    -------
 Contract Services
 Revenue                 $  2,283,292    1,702,937    1,517,960    2,790,496      700,132      1,436,484

 Product Sales           $ 24,613,779   18,894,923   14,280,458    1,274,236      152,016        611,213

 Operating
 Loss                    $ (2,758,606)  (5,688,774)  (3,144,592)  (3,007,599)  (1,120,900)    (2,744,606)

 Net Loss                $ (3,140,122)  (6,471,807)  (3,754,070)  (3,266,360)  (1,201,085)    (2,904,743)

 Net Loss
 Per Common Share-
 basic and diluted       $   (.18)        (.39)        (.24)        (.23)        (.12)          (.26)

 Total Assets            $ 27,481,593   24,257,843   27,206,578   19,585,551   12,370,699      8,712,649

 Long-Term Obligations   $  2,606,075    3,422,459    4,396,127    1,029,924      726,218        744,389

 Cash Dividend
 Declared Per Common
 Share                   $     -0-          -0-          -0-          -0-            -0-          -0-


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------
                  RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents at March 31, 2001 was $2,399,006 and working capital (the excess of current assets over current liabilities) was $4,737,780 compared with $2,085,115 and $5,672,559,respectively, at March 31, 2000.

Accounts receivable rose $1,077,147 to $3,899,041 at March 31, 2001 from $2,821,894 at March 31, 2000. The increase is primarily attributable to record revenue levels during the fiscal year ended March 31, 2001 and extended payment terms offered to selected customers of the Company's mechanical products and electronic products segments.

Costs and estimated earnings in excess of billings on uncompleted contracts increased $242,898 to $572,009 at March 31, 2001 from $329,111 at March 31,
2000. The increase is attributable to higher levels of unbilled work in process on engineering contracts. Estimated earnings on contracts in process rose to $720,333 at March 31, 2001 on costs incurred on contracts in process of $1,974,471 compared to estimated earnings on contracts in process of $180,293 on costs incurred on contracts in process of $645,425 at March 31, 2000. The increase in estimated earnings on contracts in process is attributable to higher levels of contracts in process at March 31, 2001.

Inventories rose $3,535,957 to $6,656,236 at March 31, 2001 from $3,120,279 at
March 31, 2000. Of this amount, raw material inventories rose $2,712,853 reflecting higher revenue levels, periodic electronic component shortages which necessitated higher stocking levels for all related parts used in the manufacture of affected products, and delays in customer production release authorizations. Finished products inventories rose $1,097,603 reflecting the stocking of certain completed electronic products in anticipation of future shipment release orders.

Other current assets declined $348,003 to $52,065 at March 31, 2001 reflecting the collection of amounts due from the disposition of the Company's remaining equity interest in its German joint venture.

The Company invested $2,381,564 for the acquisition of property and equipment during fiscal 2001 compared to $483,716 for the prior fiscal year. $1,862,851 of the increase represents expenditures for manufacturing equipment at the Company's electronic products segment to improve manufacturing throughput and component placement density. Land and Buildings declined $335,500 and $1,438,090, respectively, reflecting the sale of real estate held by Unique Building Partners Limited Liability Co. (UBPL).

Goodwill, net of accumulated amortization, declined $332,666 to $5,662,797 at March 31, 2001 from $5,995,463 at March 31, 2000 due to the amortization of this asset over its 20 year useful life.

Accounts payable increased $1,087,943 to $2,467,259 at March 31, 2001 from $1,379,316 at March 31, 2000. The increase is primarily attributable to higher levels of inventory purchases from suppliers.


                                      VII-1

Other current liabilities rose $496,044 to $1,341,506 at March 31, 2001 from $845,462 at March 31, 2000. The increase is primarily attributable to higher payroll associated with higher staffing levels at the Company's electronics products segment and prepayments on engineering contracts not yet in process at year-end in the Company's technology segment.

In January, 2001, UBPL a limited partnership in which the Company was a 50 percent owner sold its principal asset, the Company's headquarters building in Golden, Colorado, and was subsequently liquidated. As a result of this transaction, the Company received cash proceeds of $1.2 million and recorded a deferred gain that will be recognized over the remaining term of the Company's lease, including extensions. At March 31, 2001 the current portion of the deferred gain was $115,713 and the long-term portion of the deferred gain was $636,423.

Current portion of long-term debt decreased $106,438 to lease including $865,685 at March 31, 2001 from $972,123 at March 31, 2000 primarily due to the retirement of the mortgage upon sale of the Company's headquarters building in Golden, Colorado by UBPL.

Revolving line-of-credit rose to $4,037,000 at March 31, 2001 due to expanded working capital requirements during the fiscal year associated with higher levels of trade accounts receivable and inventory.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $118,320 to $197,819 at March 31, 2001 from $79,499 at March 31, 2000 reflecting payments by customers for certain sponsored development contracts in advance of the performance of the associated project work.

Long-term debt declined $816,384 to $2,606,075 at March 31, 2001 primarily due to scheduled principal repayments on the Company's term bank debt during the fiscal year, and the retirement of the mortgage upon sale of the Company's headquarters in Golden, Colorado, by UBPL.

Minority interest in consolidated subsidiary decreased to zero at March 31, 2001 from $413,066 at March 31, 2000 reflecting the liquidation of UBPL.

Common stock and additional paid-in capital increased to $174,233 and $50,626,120 at March 31, 2001, respectively, compared to $171,942 and $49,382,877 at March 31, 2000. The increases in these accounts totaling $1,245,534 is attributable to the cash received upon the exercise of stock options by employees of $994,721; cash from the sale of common stock under the Company's Employee Stock Purchase Plan of $29,270 and cash received upon the exercise of warrants of $96,000.

Results of Operations

Operations for the year ended March 31, 2001, resulted in a net loss of $3,140,122, or $0.18 per share on total revenue of $26,897,071, compared to a net loss of $6,471,807, or $0.39 per share on total revenue of $20,597,860 for the year ended March 31, 2000 and a net loss of $3,754,070 or $0.24 per share on total revenue of $15,798,418 for the year ended March 31, 1999.

Operations for the fiscal year ended March 31, 2001, excluding asset write-down charges of $712,599 or $0.04 per common share, resulted in a net loss of $2,427,523 or $0.14 per common share compared to a net loss of $2,367,179 or $0.14 per common share and $3,754,070 or $0.24 per common share for the fiscal years ended March 31, 2000 and 1999, respectively. Earnings before interest,


                                      VII-2
taxes, depreciation and amortization ("EBITDA") for the fiscal year before the foregoing charges improved by $150,148 to $386,760 versus EBITDA of $236,612 last fiscal year and $(1,590,351) for the fiscal year ended March 31, 1999. EBITDA for the fiscal year ended March 31, 2001 including charges was $(325,839) compared to $ (3,868,016) and $(1,590,351) for the comparable fiscal years ended March 31, 2000 and 1999, respectively.

Revenue from contract services increased 34 percent to $2,283,292 during fiscal 2001 from $1,702,937 for the year ended March 31, 2000 and 50 percent over revenue for the year ended March 31, 1999. The increase in contract services revenue is attributable to continued strong demand for development programs.

Product sales for the year increased 30 percent to $24,613,779 compared to $18,894,923 for the year ended March 31, 2000 and 72 percent compared to $14,280,458 for the year ended March 31, 1999. Product sales for the fiscal year ended March 31, 2001 by the mechanical products segment increased $292,164 or 7 percent to $4,407,721 compared to $4,115,557 for the comparable fiscal year ended March 31, 2000. The growth in revenue in the mechanical products segment is primarily attributable to increased shipments of wheelchair motors. Product sales during fiscal 2001 for the electronic products segment increased 36 percent to $19,110,954 compared to $14,056,151 for the year ended March 31, 2000. The growth in revenue in the electronic products segment is primarily attributable to the launch of a value added product for an existing customer, higher production volumes for certain customers and new business launches during the fiscal year. Product sales for the year by the technology segment increased 51 percent to $1,095,104 compared to $723,215 for the year ended March 31, 2000. The growth in revenue in the technology segment is primarily attributable to increased shipment of Powerphase 100(R) systems during the year.

Consolidated gross profit margin for fiscal 2001 was 8.8 percent compared to
15.4 and 8.2 percent for the comparable fiscal years ended March 31, 2000 and March 31, 1999, respectively. Gross profit on contract services was 15.4 percent this year compared to 23.7 and 3.0 percent for fiscal 2000 and fiscal 1999, respectively. The decline in contract services margins for the current year versus last year is attributable to cost overruns on development programs. The improvement in contract services margins for the current year versus fiscal 1999 is attributable to reduced levels of cost overruns on development programs and improved pricing. Gross profit margins on product sales this year were 8.2 percent compared to 14.6 and 8.7 percent in fiscal 2000 and fiscal 1999, respectively. The decrease in margins on product sales for this year versus fiscal 2000 and fiscal 1999 is primarily attributable to product launch costs and pricing pressure on selected accounts and lower than expected overhead absorption on gear manufacturing operations in the Company's mechanical products segment.

Research and development expenditures for the fiscal year ended March 31, 2001 declined to $ 103,231 compared to $378,954 and $667,989 for the fiscal years ended March 31, 2000 and 1999, respectively. The decrease in this year versus fiscal 2000 and 1999 is generally attributable to lower levels of internally-funded development activities and cost-share type contracts.

General and administrative expense for the year was $3,990,301 compared to $4,036,732 and $3,461,161 for fiscal years ended March 31, 2000 and 1999, respectively. The decrease in general and administrative expenses this year versus last year is primarily due to compensation payable to the Company's former CEO under the terms of his employment agreement last year. The increase in general and administrative expenses for this year versus the fiscal year ended March 31, 1999 is primarily attributable to increased marketing


                                      VII-3
expenditures, investment banking fees associated with acquisition activities, and increased reserves for bad debts.

Write-down of investments and other assets this year of $320,401 are attributable to the retirement of obsolete electronic equipment and the impairment write-down of the Company's investment in Aeromax Corporation, which did not meet the Company's expectation of near term profitable operations. Write-down of investments and other assets for the year ended March 31, 2000 represents write-downs of the Company's investments in EV Global, Unique Mobility Europa, Taiwan UQM Electric Company and a note receivable from Windemere Eco Development, all of which did not meet the Company's expectation of near term profitable operations.

Write-down of inventory for the year ended March 31, 2001 is attributable to the write-down of slow moving and not readily marketable electronic component inventory, reflecting deteriorating economic climate during the last half of the fiscal year.

Interest income for fiscal 2001 rose to $66,833 compared to $59,369 in fiscal 2000. The increase is generally attributable to higher yields on invested cash balances. Interest income this year declined $44,532 compared to $111,365 in fiscal 1999. The decrease is attributable to lower levels of cash and cash equivalents throughout this fiscal year.

Interest expense declined to $450,322 for the year ended March 31, 2001 compared to $483,298 last year. The decrease is attributable to lower levels of term-debt throughout the fiscal year. Interest expense rose $111,926 this year from $338,396 for fiscal 1999. The increase is attributable to higher levels of borrowings throughout this fiscal year on the Company's lines-of-credit.

Equity in loss of joint ventures was zero this year versus $280,170 and $417,801 for the years ended March 31, 2000 and 1999, respectively. The decrease for this year versus last year and fiscal 1999 is due to the Company's write-down of its investment in Taiwan UQM, EV Global, Europa, and WED last year at which time it ceased recording its pro-rata shares of the operating losses of these entities.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the fiscal year ended March 31, 2001 were adequate to meet operating needs. For the year ended March 31, 2001 net cash used by operations was $3,522,690 compared to $1,744,746 for the comparable prior year. The increase in cash used by operating activities is primarily attributable to higher levels of accounts receivables resulting from increased revenues and the granting of extended terms to selected customers and higher inventory levels somewhat offset by higher levels of trade accounts payable. Cash used by investing activities for the year ended March 31, 2001 was $342,750 compared to $1,015,393 for the prior fiscal year. The change is primarily attributable to the proceeds of $1,752,365 from the sale of the Unique Building Partners Limited Liability Co's principal asset, the Company's headquarters building located in Golden, Colorado and the subsequent liquidation of the Limited Liability Company offset by increased capital expenditures for property and equipment of $1,897,848. The Company's cash requirements throughout the period were funded primarily from existing cash balances, cash proceeds from the exercise of warrants and employee stock options, proceeds for the sale of the Company's Headquarters Building by UBPL and from borrowings on the Company's revolving lines-of-credit.


                                      VII-4

UQM Power Products has a line-of-credit facility with a commercial bank in the amount of $750,000 which is scheduled for renewal in December 2001. At March 31, 2001 no amount was drawn against this facility. All financing of UQM Power has been unconditionally guaranteed by UQM Technologies as the parent entity.

UQM Electronics has a line-of-credit with a commercial bank in the amount of $5.0 million expiring in August 2001 which the Company either expects to renew or replace with a similar facility. At March 31, 2001, approximately $4.0 million was drawn against this facility. All financing of UQM Electronics has been unconditionally guaranteed by UQM Technologies as the parent entity.

The Company believes that its existing cash balances and bank lines-of-credit will be sufficient to meet its operating capital requirements for at least the next twelve months, exclusive of acquisition financing requirements. For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for gear and component assemblies, design and introduce new products for manufacture, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's lines-of-credit have variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of March 31, 2001.



                                      VII-6

ITEM 8.  Financial Statements

                          Independent Auditors' Report

The Board of Directors
UQM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (formerly Unique Mobility, Inc.) and subsidiaries (Company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Taiwan UQM Electric Co., Ltd., (a 38.25 percent owned investee company). For the year ended March 31, 1999 the Company recognized equity in the losses of Taiwan UQM Electric Co., Ltd. of $417,801. The financial statements of Taiwan UQM Electric Co., Ltd. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Taiwan UQM Electric Co., Ltd. for the year ended March 31, 1999 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                     KPMG LLP


Denver, Colorado
May 18, 2001


                                      VIII-1

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

                                                March 31,      March 31,
Assets                                            2001           2000
------                                          ---------      ---------

Current assets:
   Cash and cash equivalents                                            $  2,399,006             2,085,115
   Accounts receivable (notes 11 and 16)                                   3,899,041             2,821,894
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 2)                                                                572,009               329,111
   Inventories (notes 3 and 16)                                            6,656,236             3,120,279
   Prepaid expenses                                                          184,405               192,492
   Other     52,065                                                          400,068
         ----------                                                       ----------
           Total current assets                                           13,762,762             8,948,959
                                                                          ----------            ----------
Property and equipment, at cost:
   Land (notes 4 and 6)                                                      181,580               517,080
   Building (notes 4 and 6)                                                1,240,435             2,678,525
   Machinery and equipment (note 6)                                       12,433,475            10,711,392
                                                                          ----------            ----------
                                                                          13,855,490            13,906,997
   Less accumulated depreciation                                          (6,577,035)           (5,365,304)
                                                                          ----------            ----------
           Net property and equipment                                      7,278,455             8,541,693
                                                                          ----------            ----------
Patent and trademark costs, net of
  accumulated amortization of $170,204
  and $125,078                                                               731,707               731,282

Goodwill, net of accumulated amortization
  of $989,362 and $656,696                                                 5,662,797             5,995,463

Other assets                                                                  45,872                40,446
                                                                          ----------            ----------
                                                                        $ 27,481,593            24,257,843
                                                                          ==========            ==========

                                   (Continued)
                                     VIII-2


UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued



                                                                        March 31,             March 31,
Liabilities and Stockholders' Equity                                     2001                  2000
------------------------------------                                   ---------             ---------

Current liabilities:
   Accounts payable                                                     $  2,467,259             1,379,316
   Other current liabilities (notes 5
     and 16)                                                               1,341,506               845,462
   Current portion of long-term deferred
     gain on sale of real estate (note 4)                                    115,713                  -
   Current portion of long-term
     debt (note 6)                                                           865,685               972,123
   Revolving line-of-credit (note 6)                                       4,037,000                  -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 2)                                                      197,819                79,499
                                                                          ----------            ----------
          Total current liabilities                                        9,024,982             3,276,400
Long-term deferred gain on sale of real
  estate (note 4)
                                                                             636,423                  -
Long-term debt, less current portion
  (note 6)                                                                 2,606,075             3,422,459
                                                                          ----------            ----------
          Total liabilities                                               12,267,480             6,698,859

Minority interest in consolidated
  subsidiary (note 4)                                                           -                  413,066

Stockholders' equity (notes 8 and 9):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,423,358 and
     17,194,192 shares issued                                                174,233               171,942
   Additional paid-in capital                                             50,626,120            49,382,877
   Accumulated deficit                                                   (35,164,723)          (32,024,601)
   Accumulated other comprehensive income                                   (384,300)             (384,300)
   Note receivable from officer                                              (37,217)                   -
                                                                          ----------                   ---
          Total stockholders' equity                                      15,214,113            17,145,918
                                                                          ----------            ----------
Commitments (notes 6, 13, and 15)

                                                                   $      27,481,593            24,257,843
                                                                          ==========            ==========

See accompanying notes to consolidated financial statements.



                                     VIII-3

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                   Year Ended     Year Ended       Year Ended
                                                                    March 31,      March 31,        March 31,
                                                                      2001           2000             1999
                                                                   -----------    ----------       ----------
   Contract services                                             $     2,283,292      1,702,937       1,517,960
   Product sales                                                      24,613,779     18,894,923      14,280,458
                                                                      ----------     ----------      ----------
                                                                      26,897,071     20,597,860      15,798,418
                                                                      ----------     ----------      ----------
Operating costs and expenses:
   Costs of contract services                                          1,930,601      1,300,052       1,471,827
   Costs of product sales                                             22,586,279     16,133,891      13,033,930
   Research and development                                              103,231        378,954         667,989
   General and administrative                                          3,990,301      4,036,732       3,461,161
   Amortization of goodwill                                              332,666        332,377         308,103
   Write-down of investments and other assets                            320,401      4,104,628         -
   Write-down of inventory                                               392,198             -               -
                                                                      ----------            ---             ---
                                                                      29,655,677     26,286,634      18,943,010
                                                                      ----------     ----------      ----------
           Operating loss                                             (2,758,606)    (5,688,774)     (3,144,592)

Other income (expense):
   Interest income                                                        66,833         59,369         111,365
   Interest expense                                                     (450,322)      (483,298)       (338,396)
   Equity in loss of joint ventures                                        -           (280,170)       (417,801)
   Minority interest share of earnings
     of consolidated subsidiary                                          (65,426)       (80,823)        (72,596)
   Other                                                                  67,399          1,889       107,950
                                                                      ----------     ----------    ----------
                                                                        (381,516)      (783,033)     (609,478)
                                                                      ----------      ---------    ----------
           Net loss                                              $    (3,140,122)    (6,471,807)     (3,754,070)
                                                                      ==========     ==========      ==========
           Net loss per common share -
             basic and diluted (note 1o)                                    (.18)        (.39)         (.24)
                                                                             ===          ===           ===
Weighted average number of shares
  of common stock outstanding                                         17,314,891   16,573,391       15,960,966
                                                                      ==========   ==========       ==========


See accompanying notes to consolidated financial statements.



                                     VIII-4

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                                          Number of                                  Accumulated    Notes
                                           common              Additional   Accumu-     other     receivable             Total
                                           shares     Common    paid-in     lated   comprehensive  due from  Treasury  stockholders'
                                           issued      stock    capital     deficit     loss       officers   stock      equity
                                          ---------   ------   ----------   ------- ------------- ---------- --------  -----------

Balances at March 31, 1998               15,394,621  $153,946  38,852,446  (21,798,724) (420,480)  (56,056)     -       16,731,132

Issuance of common stock in private
  offerings, net of offering costs
  of $33,671                                123,125     1,231     950,098        -          -         -         -          951,329
Issuance of common stock upon
  exercise of employee and directors
  options                                   329,339     3,294     942,316        -          -     (794,341)     -          151,269
Issuance of common stock upon
  exercise of warrants                       68,600       686     297,689        -          -         -         -          298,375
Issuance of common stock under
  employee stock purchase plan                3,120        31      15,089        -          -         -         -           15,120
Issuance of common stock for services        17,845       179      91,303        -          -         -         -           91,482
Compensation expense accrued for
  issuance of common stock options
  granted for services                         -         -         19,000        -          -         -         -           19,000
Issuance of common stock for
  acquisition of UQM Electronics            286,282     2,863   2,244,449        -          -         -         -        2,247,312
Comprehensive income (loss):
   Net loss                                    -         -           -     (3,754,070)      -         -         -       (3,754,070)
   Translation adjustment                      -         -           -           -       (31,159)     -         -          (31,159)
                                                                           ----------    -------      -         -          --------
Total comprehensive income (loss)                                          (3,754,070)   (31,159)                       (3,785,229)
                                                                           ----------    -------                        -----------
Repayment of officers' notes                   -        -            -           -          -      396,334      -          396,334
                                         ----------  -------   ----------  ----------    -------   -------    ------       --------


Balances at March 31, 1999               16,222,932  162,230   43,412,390 (25,552,794)   451,639) (454,063)     -       17,116,124

Issuance of common stock in private
  offerings, net of offering costs
  of $11,235                                 88,900      889      487,939        -          -         -         -          488,828
Issuance of common stock upon
  exercise of employee and directors
  options                                   204,970    2,050      774,671        -          -         -       (3,062)      773,659
Issuance of common stock upon
  exercise of warrants                      493,087    4,931    3,771,728        -          -         -         -        3,776,659
Issuance of common stock under
  employee stock purchase plan                9,072       91       33,730        -          -         -         -           33,821
Compensation expense accrued for
  issuance of common stock options
  granted for services                         -         -         46,368        -          -         -         -           46,368
Issuance of common stock for
  investment in Germany joint venture       208,333    2,083    1,147,811        -          -         -         -        1,149,894
Adjustment in purchase price of
  UQM Electronics and UQM Power Products       -         -           -           -          -         -     (167,395)     (167,395)
Comprehensive income (loss):
   Net loss                                    -         -           -     (6,471,807)      -         -         -       (6,471,807)
   Translation adjustment                      -         -           -           -        67,339      -         -           67,339
                                                                           ----------    -------                            -------

Total comprehensive income (loss)                                          (6,471,807)    67,339                        (6,404,468)
                                                                           ----------    -------                        -----------


Retirement of treasury shares              (33,102)     (332)    (291,760)       -          -         -      292,092        -
Repayment of officers' notes                   -        -            -          -           -      454,063  (121,635)      332,428
                                         ----------  -------   ----------  ----------    -------   -------   -------       -------


Balances at March 31, 2000               17,194,192 $171,942   49,382,877 (32,024,601)  (384,300)     -         -       17,145,918

                                   (Continued)


                                     VIII-5

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), Continued



                                          Number of                                  Accumulated    Notes
                                           common              Additional   Accumu-     other     receivable             Total
                                           shares     Common    paid-in     lated   comprehensive  due from  Treasury  stockholders'
                                           issued      stock    capital     deficit     loss       officers   stock      equity
                                          ---------   ------   ----------   ------- ------------- ---------- --------  -----------

Issuance of common stock upon
  exercise of employee and directors
  options                                   212,408  $  2,124   1,094,961        -         -      (38,500)   (63,864)      994,721
Issuance of common stock upon
  exercise of warrants                       12,000       120      95,880        -         -         -          -           96,000
Issuance of common stock under
  employee stock purchase plan                6,774        68      29,202        -         -         -          -           29,270
Issuance of common stock for services         5,967        59      44,944        -         -         -          -           45,003
Compensation expense accrued for
  issuance of common stock options
  granted for services                         -          -        42,040        -         -         -          -           42,040
Retirement of treasury shares                (7,983)      (80)    (63,784)       -         -         -        63,864           -
Comprehensive income (loss):
   Net loss                                    -          -          -     (3,140,122)     -         -          -       (3,140,122)
   Translation adjustment                      -          -          -           -         -         -          -              -
                                                                           ----------                                   -----------
Total comprehensive income (loss)              -          -          -     (3,140,122)     -         -          -       (3,140,122)
                                                                           ----------                                   -----------
Repayment of officers' notes                   -          -          -           -         -        1,283       -            1,283
                                         ----------   -------  ----------  ----------   -------   -------    -------         -----
Balances at March 31, 2001               17,423,358 $ 174,233  50,626,120 (35,164,723) (384,300)  (37,217)      -       15,214,113
                                         ==========   =======  ==========  ==========   =======   =======    =======    ==========


See accompanying notes to consolidated financial statements.


                                     VIII-6


UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                            Year Ended       Year Ended       Year Ended
                                                             March 31,        March 31,        March 31,
                                                               2001             2000             1999
                                                            ----------       ----------       ----------
Cash flows used by operating activities:
   Net loss                                               $ (3,140,122)      (6,471,807)      (3,754,070)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation and amortization                        2,363,961        2,120,493        1,825,323
        Gain on sale of real estate by consolidated
          subsidiary, net of minority interest                (771,421)            -                -
        Deferred gain on sale of building                      752,136             -                -
        Write-down of investments and other assets             320,401        4,104,628             -
        Write-down of inventory                                392,198             -                -
        Minority interest share of earnings of
          consolidated subsidiary                               65,426           80,823           72,596
        Non-cash compensation expense for common stock,
          stock options and warrants issued for services        87,043           46,368          110,482
        Equity in loss of joint ventures                          -             280,170          417,801
        Loss (gain) on sale of property and equipment            2,917           (1,875)            -
        Other                                                   (5,426)         (16,241)          (8,373)
        Change in operating assets and liabilities:
           Accounts receivable and costs and estimated
             earnings in excess of billings on
             uncompleted contracts                          (1,320,045)        (452,207)         231,768
           Inventories                                      (3,928,155)        (423,027)      (1,444,538)
           Prepaid expenses and other current assets           (43,910)         (50,313)        (361,498)
           Accounts payable and other current liabilities    1,583,987         (971,864)         506,805
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                 118,320           10,106           68,943
                                                            ----------       ----------       ----------
               Net cash used by operating activities        (3,522,690)      (1,744,746)      (2,334,761)
                                                            ----------       ----------       ----------

Cash flows used by investing activities:
   Cash paid for acquisition of subsidiary, net                   -                -          (3,848,640)
   Acquisition of property and equipment                    (2,381,564)        (483,716)      (4,399,114)
   Increase in patent and trademark costs                      (45,551)         (79,296)        (137,537)
   Proceeds from sale of property and equipment                  7,000           63,327             -
   Proceeds from sale of real estate by subsidiary, net      2,961,158             -                -
   Distribution to minority interest on liquidation of
     consolidated subsidiary                                (1,208,793)            -                -
   Investment in other long-term assets                        (75,000)        (515,708)            -
   Proceeds from sale of Germany joint venture                 400,000             -                -
                                                            ----------       ----------       ----------
               Net cash used by investing activities          (342,750)      (1,015,393)      (8,385,291)
                                                            ----------       ----------       ----------

Cash flows provided by financing activities:
   Proceeds from borrowings                                  6,198,000       10,898,494       10,827,358
   Repayment of debt                                        (2,502,422)     (12,928,740)      (7,320,466)
   Repayment of mortgage on sale of real estate by
     subsidiary                                               (581,400)            -                -
   Proceeds from sale of common stock, net                        -             488,828          951,329
   Issuance of common stock upon exercise of employee
     options, net of note repayments                           996,004        1,106,087          547,603
   Issuance of common stock under employee stock purchase
     plan                                                       29,270           33,821           15,120
   Issuance of common stock upon exercise of warrants           96,000        3,776,659          298,375
   Distributions paid to holders of minority interest          (56,121)         (67,348)         (67,347)
                                                            ----------       ----------       ----------
               Net cash provided by financing activities     4,179,331        3,307,801        5,251,972
                                                            ----------       ----------       ----------

Increase (decrease) in cash and cash equivalents               313,891          547,662       (5,468,080)
Cash and cash equivalents at beginning of period             2,085,115        1,537,453        7,005,533
                                                           -----------       ----------       ----------

Cash and cash equivalents at end of period                $  2,399,006        2,085,115        1,537,453
                                                            ==========       ==========       ==========

Interest paid in cash during the period                   $    429,764          488,601          314,983
                                                            ==========       ==========       ==========
                                                                                              (Continued)

                                     VIII-7

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued



Non-cash investing and financing transactions:


   Translation adjustments of $(67,339) and $31,159, were recorded for the years ended March 31, 2000 and 1999, respectively.

   In February 2000, the Company accepted 10,675 shares of its $0.01 par value common stock with a fair market value of $90,742 in satisfaction of purchase price adjustments arising subsequent to the acquisition of UQM Electronics in accordance with the provisions of the Purchase Agreement.

   In March 2000, the Company accepted 7,762 shares of its $0.01 per share common stock with a fair market value of $76,653 in satisfaction of purchase price adjustments arising subsequent to the acquisition of UQM Power Products in accordance with the provisions of the Purchase Agreement.

   In May 1999, the Company acquired a 33.6 percent ownership interest in a Germany Joint Venture. Pursuant to this transaction the Company issued 208,333 shares of common stock with an aggregate value of $1,149,894 in exchange for its ownership interest.

   In April 1998, the Company purchased all of the outstanding stock of UQM Electronics for $4 million cash and 286,282 shares of the Company's common stock.

    In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price or as repayment of promissory notes from officers issued under the option plans, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise or promissory note repayment. For the years ended March 31, 2001 and 2000, the Company issued 20,045 and 5,000 shares of common stock for an aggregate exercise price of $63,864 and $3,750, respectively, for which the Company received 7,983 and 355 shares of common stock as payment for the exercise price.

    In accordance with the provisions of the Company's stock option plans, the Company accepts promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the years ended March 31, 2001 and 1999, the Company issued 11,000 and 267,362 shares of common stock for an aggregate exercise price of $38,500 and $794,341, respectively, for which the Company received promissory notes for the same amount. For the year ended March 31, 2000 the Company received 14,310 shares of common stock with a fair market value of $121,635 in repayment of promissory notes issued under the option plans. The shares received were recorded at cost as treasury stock and subsequently retired.

    See accompanying notes to consolidated financial statements.


                                     VIII-8

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies

      (a)  Description of Business

              UQM Technologies, Inc., formerly Unique Mobility, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electronic controls for such motors, the grinding and manufacturing of high precision gears and the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products. The Company's revenue is derived primarily from product sales to customers in the automotive, agriculture, telecommunications, industrial, medical and aerospace markets, and from contract research and development services. The Company is impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the ability of the Company and its partners to commercialize its products and technology.

      (b)     Principles of Consolidation

              The consolidated financial statements include the accounts of UQM Technologies, Inc. and those of all majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              The minority interests as of March 31, 2000, consisted of the other stockholders' ownership interests in a subsidiary of the Company. See Note 4.

      (c)     Cash and Cash Equivalents

              The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.


                                     VIII-9

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

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

     (h)      Long-Lived Assets

              The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets, investments and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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


                                     VIII-10

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

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

      (j)    Income Taxes
             Income Taxes

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

      (m)    Foreign Currency Translation

             The net assets of foreign investments of the Company are translated at the appropriate period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity until realized or investments are disposed of. Gains and losses from foreign currency transactions are included in other income (expense).


                                     VIII-11

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(n)      Comprehensive Income (Loss)

             Comprehensive income (loss) consists of net loss and other comprehensive income (loss) items which under generally accepted accounting principles are excluded from net loss but included as a component of stockholders' equity. At March 31, 2001 and 2000, accumulated other comprehensive loss consisted entirely of unrealized foreign currency losses.

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

(2) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

      At March 31, 2001, the estimated period to complete contracts in process ranged from 1 to 15 months, and the Company expects to collect substantially all related accounts receivable arising therefrom within sixteen months.


                                     VIII-12

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

      The following summarizes contracts in process at March 31, 2001, and 2000:

                                                                           March 31,            March 31,
                                                                             2001                 2000

         Costs incurred on uncompleted
         contracts                                                      $  1,974,471            645,425
         Estimated earnings                                                  720,333            180,293
                                                                           ---------            -------
                                                                           2,694,804            825,718
       Less billings to date                                              (2,320,614)          (576,106)
                                                                           ---------            -------
                                                                        $    374,190            249,612
                                                                           =========            =======
         Included in the accompanying balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts                                      $    572,009            329,111
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                                          (197,819)           (79,499)
                                                                           ---------            -------
                                                                        $    374,190            249,612
                                                                          =========             =======

(3)    Inventories

       Inventories at March 31, 2001, and 2000 consist of:

                                                   March 31,     March 31,
                                                     2001          2000
                                                   ---------     ---------

          Raw materials                            $ 5,159,632    2,446,779
          Work in process                              352,632      627,131
          Finished products                          1,143,972       46,369
                                                     ---------    ---------

                                                   $ 6,656,236    3,120,279
                                                     =========    =========

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


                                     VIII-13

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



       The limited liability company is, therefore, accounted for as a consolidated subsidiary. Minority interest in consolidated subsidiary represents the private investor's allocable portion of the equity of the consolidated subsidiary.

       In January 2001, the Limited Liability Company sold the Golden, Colorado real estate held by it for $3.0 million in cash. Subsequent to the sale the Limited Liability Company was liquidated. Cash proceeds to the Company from the transaction and the subsequent liquidation were $1.2 million. The Company's lease on the facility expires in September 2002, and the Company has an option to extend the lease for an additional term of five years at the then prevailing market lease rate. Recognition of the Company's gain on the transaction of $752,136 is being deferred over the remaining term of the Company's lease of the facility, including available extensions.

(5)      Other Current Liabilities

       Other current liabilities at March 31, 2001 and 2000, consist of:

                                                          March 31,   March 31,
                                                           2001         2000

       Accrued interest                                 $    41,917    21,360
       Accrued legal and accounting fees                     85,110    71,275
       Accrued payroll, consulting, personal property
         taxes and real estate taxes                        684,296   339,263
       Customer deposits                                     44,575      -
       Accrued material purchases                           310,478   327,828
       Accrued warranty costs                                34,275     6,473
       Other                                                140,855    79,263
                                                          ---------   -------

                                                        $ 1,341,506   845,462
                                                          =========   =======

(6)  Long-term debt

       Long-term debt at March 31, 2001 and 2000 consists of:

                                                                                    March 31,         March 31,
                                                                                      2001              2000

       Note payable to bank, payable in monthly
         installments with interest at 8.65%; matures
         July 2003; secured by land and building                                   $   838,357           871,675
       Note payable to bank, payable in monthly
         installments with interest at 9.1%; matures
         October 2007; secured by land and building                                          -           622,486
       Notes payable to bank, payable in monthly
         installments with interest at 8.5%; matures
         November 2001, April, September, and
         November 2005; secured by equipment                                           906,423         1,190,456


                                     VIII-14

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


       Note payable to bank, payable in monthly
         installments with interest at 9.50%; matures
         June 2006; secured by equipment                                                46,207            52,753
       Note payable to bank, payable in monthly
         installments with interest at 8.125%; matures
         July 2001; secured by accounts receivable,
         inventory and equipment                                                       104,167           416,667
       Note payable to bank, payable in monthly
         installments with interest at 7.70%; matures
          March 2004; secured by equipment                                             964,879         1,240,545
       Note payable to bank, payable in monthly
         installments with interest at 8.75%;
         matures August 2004                                                           611,727              -
                                                                                      --------         ---------
                   Total long-term debt                                              3,471,760         4,394,582
       Less current portion                                                            865,685           972,123
                                                                                       ---------        ---------

                   Long-term debt, less current portion                            $ 2,606,075         3,422,459
                                                                                     =========         =========

       Certain of the above loan agreements require the Company to maintain certain financial ratios as defined in the agreements. As of March 31, 2001, the Company was in compliance with the required ratios or they had been waived by the lender.

       The annual aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

                                          2002           $   865,685
                                          2003               721,405
                                          2004               780,037
                                          2005               349,157
                                          2006               137,110
                                          Thereafter         618,366
                                                            --------

                                                         $ 3,471,760
       Lines of credit

       At March 31, 2001, the Company has lines of credit of $.75 million and $5.0 million. The $.75 million line-of-credit expires in December 2001 and had no amount outstanding at March 31, 2001. The $5.0 million line-of-credit is due on demand, but if no demand is made, it is due August 15, 2001. The Company expects that its lines-of-credit will be renewed or replaced with similar facilities. At March 31, 2001, $4,037,000 was outstanding on this facility. Interest on the lines-of-credit is payable monthly at prime plus .75% (8.75% at March 31, 2001) and prime (8.0% at March 31, 2001), respectively. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the


                                     VIII-15

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


         agreements. As of March 31, 2001, the Company was in compliance with the required ratios or they had been waived by the lender.

 (7)     Income Taxes

         Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                           Year Ended   Year Ended  Year Ended
                                            March 31,    March 31,   March 31,
                                              2001          2000       1999
                                           ----------   ----------  -----------

         Computed "expected" tax benefit $ (1,067,641) (2,200,414)  (1,276,384)
         Increase (decrease) in taxes
        resulting from:
            Amortization of goodwill
              not deductible for tax           91,820     107,286       97,915
            Expiration of net operating
              loss (NOL) carry-forwards       126,992      76,822       89,369
            Increase in valuation
              allowance for net deferred
              tax assets                      884,072   2,160,758      906,668
            Other, net                        (35,243)   (144,452)     182,432
                                            ---------   ---------    ---------

      Income tax benefit                  $     -            -            -
                                            =========   =========    =========

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                                   March 31,            March 31,
                                                                                     2001                2000
                                                                                   ---------           ---------
         Deferred tax assets:
            Research and development credit
            carryforwards                                                       $         78,568             78,568
          Net operating loss carryforwards - Federal                                  10,089,638          9,631,018
          Net operating loss carryforwards - State,
            net of valuation allowance                                                       -                  -
          Accruals and reserves                                                          349,655             41,149
          Property and equipment                                                          23,693             -
          Write-down of investments                                                    1,029,311          1,029,311
                                                                                      ----------         ----------
                    Total deferred tax assets                                         11,570,865         10,780,046

       Less valuation allowance                                                       11,570,865         10,686,792
                                                                                      ----------         ----------

               Net deferred tax assets, net of
                  valuation allowance                                                        -               93,254
                                                                                      ----------         ----------
               Deferred tax liabilities - property
                  and equipment                                                              -               93,254
                                                                                      ----------         ----------

               Net deferred tax liability                                       $            -                  -
                                                                                      ==========         ==========


                                     VIII-16

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



        As of March 31, 2001, the Company had net operating loss carryforwards
        (NOL) of approximately $32 million for U.S. income tax purposes which expire in varying amounts through 2021. Approximately $2.8 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. Future ownership changes under Section 382 could occur that would result in a Section 382 limitation which would restrict the use of NOLs. In addition, any Section 382 limitation could be further reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(8)     Stockholders' Equity

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

         The following table summarizes activity under the plans:

                                                 Shares Under   Weighted-Average
                                                   Option         Exercise Price
                                                ------------     ---------------

         Outstanding at March 31, 1998           2,828,352       5.34
         Granted                                   650,000       5.20
         Exercised                                (331,647)      2.90
         Forfeited                                (109,151)      7.68
                                                 ---------

         Outstanding at March 31, 1999           3,037,554       5.49
         Granted                                   495,000       8.31
         Exercised                                (204,970)      3.79
         Forfeited                                 (96,190)      6.12
                                                 ---------


                                     VIII-17

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



         Outstanding at March 31, 2000   3,231,394                6.01
         Granted                           472,633                7.18
         Exercised                        (212,408)               5.16
         Forfeited                        (676,799)               7.31
                                         ---------

         Outstanding at March 31, 2001   2,814,820               $5.96
                                         =========

         Exercisable at March 31, 2001   1,995,630               $5.47
                                         =========

         The following table presents summarized information about stock options outstanding at March 31, 2001:

                                           Options Outstanding              Options Exercisable
                               ---------------------------------------    -----------------------
                                                Weighted      Weighted                   Weighted
                                 Number         Average       Average       Number       Average
                  Range of     Outstanding      Remaining     Exercise    Exercisable    Exercise
              Exercise Prices   at 3/31/01  Contractual Life   Price       at 3/31/01     Price
              ---------------  -----------  ----------------  --------    -----------    --------
                $2.25 - 3.31      452,198       4.5 years      $3.02         452,198      $3.02
                $3.50 - 5.00      816,405       5.1 years      $4.24         684,478      $4.21
                $5.38 - 8.75    1,546,217       7.2 years      $7.73         858,954      $7.77
                                ---------                                  ---------
                $2.25 - 8.75   (2,814,820)      6.1 years      $5.96       1,995,630      $5.47
                                =========                                  =========

         Non-Employee Director Stock Option Plan

         In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options are exercisable from 3 to 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

         The following table presents summarized activity under the plan:

                                                               Weighted
                                              Shares Under      Average
                                                Option         Exercise Price

         Outstanding at March 31, 1998         189,333            5.86
         Granted                                64,000            5.06
                                               -------

         Outstanding at March 31, 1999         253,333            5.66
         Granted                                 9,275            4.25
         Forfeited                            (221,333)           5.59
                                               -------

         Outstanding at March 31, 2000          41,275            5.68
         Granted                                 5,785            7.94
                                                 -----

         Outstanding at March 31, 2001          47,060           $5.96
                                               =======

         Exercisable at March 31, 2001          29,758           $6.09
                                               =======


                                     VIII-18

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



         The following table presents summarized information about stock options outstanding for non-employee directors:

                                           Options Outstanding              Options Exercisable
                               ---------------------------------------    -----------------------
                                                Weighted      Weighted                   Weighted
                                 Number         Average       Average       Number       Average
                  Range of     Outstanding      Remaining     Exercise    Exercisable    Exercise
              Exercise Prices   at 3/31/01  Contractual Life   Price       at 3/31/01     Price
              ---------------  -----------  ----------------  --------    -----------    --------

                 $4.25 - 6.00      25,275        5.6 years      $4.76        13,758        $4.88
                 $6.25 - 7.13      21,785        5.7 years      $7.34        16,000        $7.13
                                   ------                                    ------
                 $4.25 - 7.13      47,060        5.6 years      $5.96        29,758        $6.09
                                   ======                                    ======

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

                                                                Year Ended        Year Ended        Year Ended
                                                             March 31, 2001    March 31, 2000     March 31, 1999
                                                             --------------    --------------     --------------

          Net loss - as reported                              $ (3,140,122)       (6,471,807)       (3,754,070)
          Compensation expense - current
            period option grants                                  (219,753)         (163,069)         (129,406)
          Compensation expense - prior
            period option grants                                  (778,689)       (1,390,466)       (1,274,213)
                                                                 ---------         ---------        ----------


          Net loss - pro forma                                $ (4,138,564)       (8,025,342)       (5,157,689)
                                                                 ---------         ---------         ---------
          Net loss per common share -
            as reported                                      $     (.18)            (.39)              (.24)
          Net loss per common share -
            pro forma                                         $    (.24)            (.48)              (.32)

        The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                                                Year Ended        Year Ended        Year Ended
                                                             March 31, 2001    March 31, 2000     March 31, 1999
                                                             --------------    --------------     --------------
          Expected volatility                                       48.4%            48.7%             48.3%
          Expected dividend yield                                    0.0%             0.0%              0.0%
          Risk free interest rate                                    5.3%             6.8%              5.4%
          Expected life of option granted                         6 years          6 years           6 years
          Fair value of options granted
            as computed under the Black
            Scholes option pricing models                      $4.75 per share  $4.78 per share    $2.74 per share



                                     VIII-19

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



         Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

                                      Fiscal Year               Pro Forma
                                      Ended                     Compensation
                                      March 31,                 Expense
                                     -----------               ----------

                                          2002                $1,480,006
                                          2003                $1,129,214
                                          2004                $  507,524
          Warrants

         The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. During the years ended March 31, 2001 and 2000 warrants to acquire 12,000 and 436,212 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $96,000 and $3,489,696, respectively. In March 2000, warrants to acquire 179,000 shares expired unexercised. Warrants to purchase 299,375 shares of common stock were extended in fiscal 2000 for a period of eighteen months at the fair value of such extension resulting in cash proceeds to the Company of $78,151 and all remain outstanding at March 31, 2001.

(10)     Alcan Royalty Agreement

         During 1994, the Company and Alcan Aluminum Limited ("Alcan") executed an agreement in which Alcan assigned to the Company all of its rights, title and interests in certain motor technology developed under a program funded by Alcan. This agreement further provides that the Company shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. For the years ended March 31, 2001, 2000 and 1999 the Company recorded royalty expense of $30,162, $23,612 and $14,240, respectively, under this agreement.

(11)     Significant Customers

         The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:



                                     VIII-20

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



                        Year Ended      Year Ended      Year Ended
                         March 31,      March 31,       March 31,
                             2001        2000             1999
                           ----------  ----------       ----------

       Customer A      $  4,706,810     4,434,454       3,108,929
                B         6,427,983       647,584             -
                          ----------    ---------       ---------

                       $ 11,134,793     5,082,038       3,108,929
                       ============     =========       =========

       Percentage of revenue                41%        25%          20%
                                            ===        ===          ===

         The significant customers for the years ended March 31, 2001, 2000 and 1999, were customers in the Company's Electronic Products Segment. These customers, in total, also represented 66%, 29% and 19% of total accounts receivable at March 31, 2001, 2000 and 1999, respectively.

         Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $853,341, $910,770, and $758,853 and for the years ended March 31, 2001, 2000 and 1999, respectively.

(12)     Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable:

         The carrying amounts approximate fair value because of the short maturity of these instruments.

         Long-term debt and revolving line-of-credit:

         The carrying amount of the Company's long-term debt and revolving line-of-credit approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to the Company providing comparable security to the lender.

(13)     Employee Benefit Plans

         401(k) Plan

         The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company currently matches 33% of participants contributions, subject to certain limitations. These



                                     VIII-21

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



         contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $99,179, $97,715 and $107,455 for the years ended March 31, 2001, 2000 and 1999, respectively.

         Stock Purchase Plan

         The Company has established a Stock Purchase Plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2001, 2000 and 1999, the Company issued 6,774, 9,072 and 3,120 shares of common stock, respectively, under the Stock Purchase Plan.

(14)     Segments

         The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. Salaries of the executive officers and corporate general and administrative expense is allocated equally to each segment. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products.

         For the year ended March 31, 2000, intersegment sales or transfers were $96,894. During the years ended March 31, 2001 and 1999 intersegment sales or transfers were immaterial.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

         The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 2001:



                                     VIII-22

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

                                                                    Mechanical          Electronic
                                               Technology            Products            Products             Total

         Revenue                                $ 3,378,396          4,407,721         19,110,954            26,897,071
         Interest income                             58,782              8,051                -                  66,833
         Interest expense                           (45,795)          (168,479)          (236,048)             (450,322)
         Depreciation and
           amortization                            (398,344)          (963,722)          (669,229)           (2,031,295)
         Goodwill amortization                      -                  (62,318)          (270,348)             (332,666)
         Write-down of
           investments and other
           assets                                    75,000             28,583            216,818               320,401
         Write-down of inventory                        -                  -               392,198              392,198
         Segment loss                              (604,623)        (1,195,219)         (1,340,280)          (3,140,122)
         Segment assets                           5,623,473          5,977,966          15,880,154          (27,481,593)
         Expenditures for
           segment assets                       $  (401,024)          (238,240)         (1,862,851)          (2,502,115)

         Segment information has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 2000:

                                                                    Mechanical          Electronic
                                                Technology            Products            Products             Total

         Revenue                                $ 2,426,152             4,115,557          14,056,151        20,597,860
         Interest income                             56,621                 2,748               -                59,369
         Interest expense                           (61,894)             (194,427)           (226,977)         (483,298)
         Depreciation and
           amortization                            (352,485)             (933,092)           (502,538)       (1,788,115)
         Goodwill amortization                      -                     (62,318)           (270,060)         (332,378)
         Write-down of
           investments                           (4,104,628)                  -                   -          (4,104,628)
         Equity in loss of
           joint ventures                          (280,170)                  -                   -            (280,170)
         Segment earnings (loss)                 (5,285,807)           (1,190,423)              4,423        (6,471,807)
         Segment assets                           7,955,110             6,396,297           9,906,436        24,257,843
         Expenditures for
           segment assets                       $  (777,314)             (141,912)           (159,494)       (1,078,720)

         Segment information has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for each of the reportable segments for the year ended March 31, 1999:




                                     VIII-23

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

                                                         Mechanical         Electronic
                                           Technology     Products           Products              Total

         Revenue                          $ 2,135,818   3,532,871            10,129,729        15,798,418
         Interest income                       88,307      23,058            -                    111,365
         Interest expense                     (67,306)   (165,473)             (105,617)         (338,396)
         Depreciation and
           amortization                      (399,823)   (804,246)             (313,151)       (1,517,220)
         Goodwill amortization                   -        (61,682)             (246,421)         (308,103)
         Equity in loss of
           joint ventures                    (417,801)        -                (417,801)
         Segment loss                      (1,806,442) (1,625,556)             (322,072)       (3,754,070)
         Segment assets                     8,032,683   7,495,481            11,678,414        27,206,578
         Expenditures for
           segment assets                 $  (487,550) (2,418,688)           (1,630,413)       (4,536,651)

(15)     Commitments and Contingencies

         Employment Agreements

         The Company has entered into employment agreement with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $726,250.

         Lease Commitments

         The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of March 31, 2001, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

               Year ending March 31:
                  2002                                $   522,883
                  2003                                    531,729
                  2004                                    534,246
                  2005                                    530,212
                  2006                                    521,872
                  Thereafter                              360,475
                                                         --------

                                                      $ 3,031,417

         Rental expense under these leases totaled approximately $349,837, $377,000, and $327,000 for the years ended March 31, 2001, 2000 and
         1999, respectively.

         Litigation

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


                                     VIII-24

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Schedule of Valuation and Qualifying Accounts

                                                    Additions
                                                --------------------
                                    Balance at  Charged to  Charged
                                     Beginning   Costs and  to Other                Balance End
                                     of Year     Expenses   Accounts    Deductions   of Year
                                   -----------  ----------  ---------   ----------  -----------
Year ended March 31, 2001
   Deducted from asset accounts:
   Allowance for doubtful
     accounts                       $ 2,674        57,257     -        18,391(A)   $ 41,540
   Inventory obsolescence
     reserve                        $81,829       400,822(C)  -       112,499(B)   $370,152
   Accrued warranty cost            $ 6,473        44,657     -        16,855(B)   $ 34,275

Year ended March 31, 2000
   Deducted from asset accounts:
   Allowance for doubtful
     accounts                       $ 9,358          -        -         6,684(A)   $  2,674
   Inventory obsolescence
     reserve                           -           95,125     -        13,296(B)   $ 81,829
   Accrued warranty cost               -           28,706     -        22,233(B)   $  6,473

Year ended March 31, 1999
   Deducted from asset accounts:
   Allowance for doubtful
     accounts                       $ 9,358          -        -          -         $  9,358

Note (A) Uncollectible accounts written off, net of recoveries. Note (B) Amounts written off or payments incurred. Note (C) Includes write down of inventory in 2001 of approximately $392,000.



                                     VIII-24

ITEM 9.  CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
------      DISCLOSURE.


         None.

                                    PART III


Pursuant to instruction G(3) to Form 10-K, the information required in Items 10-13 is hereby incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholder to be held on August 22, 2001, to be filed on or about July 6, 2001, pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------

     (a)      1.    Financial Statements:
                    --------------------

                    UQM Technologies, Inc. (included in Part II):

                    Independent Auditors' Report.

                    Consolidated Balance Sheets, March 31, 2001 and March 31, 2000.

                    Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999.

                    Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2001, 2000 and 1999.

                    Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999.

                    Notes to Consolidated Financial Statements.

             2.     Financial Statement Schedules:
                    -----------------------------

                    None.

(b)      Reports on Form 8-K:
----------------------------

                    None

(c)       Exhibits

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

10.2 UQM Technologies, Inc. Incentive and Non-qualified Stock Option Plan (amended and restated effective January 1, 1988). Reference is made to
          Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (No. 0-9146).

10.3      UQM Technologies, Inc. 1992 Stock Option Plan. Reference is made to
          Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-47454), which is incorporated herein by reference.

10.4 UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.

10.5      401(k) Savings Plan of UQM Technologies, Inc. Reference is made to
          Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34613), which is incorporated herein by reference.

10.8 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to Exhibit 10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.



                                     XIV-1

10.9 UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.10 Warrant Agreement with Arnhold and S. Bleichroeder, Inc. Reference is made to Exhibit 10.41 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.11 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.12 Amendment to the 1992 Stock Option Plan of UQM Technologies, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.13 Amendment to the 401(k) Savings Plan of UQM Technologies, Inc. dated January 18, 1995. Reference is made to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.14 Amendment to the 1992 Stock Option Plan of UQM Technologies, Inc. dated December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.15 Stock Purchase Agreement by and among UQM Technologies, Inc. and Invacare Corporation dated December 7, 1995. Reference is made to
          Exhibit 10.36 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, (No. 1-10869) which is incorporated herein for reference.

10.16 Amendment to the Stock Purchase Agreement by and among UQM Technologies, Inc. and Invacare Corporation. Reference is made to
          Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, (No. 0-9146) which is incorporated herein by reference.

   21 Subsidiaries of the Company. Reference is made to Exhibit 21 of the Company's Annual Report Form 10-K for the year ended March 31, 2000 (No. 1-10869) which is incorporated herein by reference.

23.1      Consent of KPMG LLP.




                                     XIV-2

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 14th day of June, 2001.

                                        UQM TECHNOLOGIES, INC.,
                                        a Colorado Corporation

                                        By: "William G. Rankin"
                                             William G. Rankin
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicted and on the date indicated.

  Signature                                        Title                                         Date

                                       Chairman of the Board of
 "William G. Rankin"                   Directors and President
 ---------------------
 William G. Rankin                     (Principal Executive Officer)                      June 14, 2001

                                       Treasurer and Secretary
                                       (Principal Financial and
 "Donald A. French"                    Accounting Officer)                                June 14, 2001
 ---------------------
  Donald A. French


 "Ernest H. Drew"                      Director                                           June 13, 2001
 ---------------------
  Ernest H. Drew


 "Stephen J. Roy"                      Director                                           June 13, 2001
 ---------------------
  Stephen J. Roy


 "J. B. Richey"                        Director                                           June 14, 2001
 ---------------------
  J. B. Richey