Form 10-Q
period 2001-06-30
UQM TECHNOLOGIES INC
filed 2001-07-24
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                         Commission file number 1-10869


                             UQM TECHNOLOGIES, INC.
                     --------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 20, 2001, was 17,525,155.

                         PART I - FINANCIAL INFORMATION

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                         June 30,               March 31,
Assets                                                                                     2001                     2001
------                                                                                ----------                 --------
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                             $ 2,240,817            2,399,006
   Accounts receivable (notes 6 and 8)                                                     3,262,279            3,899,041
   Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (note 3)                                                                                829,609              572,009
   Inventories (notes 4 and 6)                                                             5,972,420            6,656,236
   Prepaid expenses                                                                          344,965              184,405
   Other                                                                                      50,598               52,065
                                                                                          ----------           ----------
           Total current assets                                                           12,700,688           13,762,762
                                                                                          ----------           ----------
Property and equipment, at cost:
   Land  181,580                                                                             181,580
   Building                                                                                1,245,870            1,240,435
   Machinery and equipment                                                                12,715,384           12,433,475
                                                                                          ----------           ----------
                                                                                          14,142,834           13,855,490
   Less accumulated depreciation                                                          (7,110,942)          (6,577,035)
                                                                                          ----------           ----------

           Net property and equipment                                                      7,031,892            7,278,455
                                                                                          ----------           ----------

Patent and trademark costs, net of
  accumulated amortization of $181,997
  and $170,204                                                                               739,388              731,707

Goodwill, net of accumulated amortization
  of $1,072,528 and $989,362                                                               5,579,631            5,662,797

Other assets                                                                                  45,872               45,872
                                                                                          ----------           ----------
                                                                                        $ 26,097,471           27,481,593
                                                                                          ==========           ==========

                                   (Continued)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued

                                                                                         June 30,                   March 31,
Liabilities and Stockholders' Equity                                                       2001                       2001
------------------------------------                                                     --------                   --------
                                                                                        (unaudited)
Current liabilities:
   Accounts payable                                                                   $  2,584,233              2,777,737
   Other current liabilities (note 5)                                                    1,127,817              1,031,028
   Current portion of long-term deferred
     gain on sale of real estate                                                           115,713                115,713
   Current portion of long-term debt                                                       739,630                865,685
   Revolving line-of-credit (note 6)                                                     3,264,000              4,037,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                                                                    368,856                197,819
                                                                                        ----------             ----------

          Total current liabilities                                                      8,200,249              9,024,982

Long-term deferred gain on sale of real estate                                             607,494                636,423
Long-term debt, less current portion                                                     2,432,180              2,606,075
                                                                                        ----------             ----------

          Total liabilities                                                             11,239,923             12,267,480

Stockholders' equity (note 7):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,451,518 and
     17,423,358 shares issued                                                              174,515                174,233
   Additional paid-in capital                                                           50,755,507             50,626,120
   Accumulated deficit                                                                 (35,652,528)           (35,164,723)
   Accumulated other comprehensive income                                                 (384,300)              (384,300)
   Note receivable from officer                                                            (35,646)               (37,217)
                                                                                        ----------             ----------

          Total stockholders' equity                                                    14,857,548             15,214,113
                                                                                        ----------             ----------

Commitments (note 11)                                                                 $ 26,097,471             27,481,593
                                                                                        ==========             ==========

See accompanying notes to consolidated financial statements.


                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                                                        Quarter Ended June 30,
                                                                                       ----------------------------
                                                                                          2001                2000
                                                                                       ----------           ----------
Revenue (note 8):
   Contract services                                                            $         676,231               545,018
   Product sales                                                                        6,186,892             5,920,472
                                                                                       ----------            ----------
                                                                                        6,863,123             6,465,490
                                                                                       ----------            ----------
Operating costs and expenses:
   Costs of contract services                                                             517,426               485,862
   Costs of product sales                                                               5,637,658             5,198,498
   Research and development                                                                64,143                37,909
   General and administrative                                                             962,069               900,733
   Amortization of goodwill                                                                83,166                83,166
                                                                                       ----------               -------
                                                                                        7,264,462             6,706,168
                                                                                       ----------            ----------
           Operating loss                                                                (401,339)             (240,678)

Other income (expense):
   Interest income                                                                         25,253                26,713
   Interest expense                                                                      (140,655)              (96,414)
   Minority interest share of earnings
     of consolidated subsidiary                                                                -                (19,585)
   Other                                                                                   28,936                (2,914)
                                                                                       ----------            ----------
                                                                                          (86,466)              (92,200)
                                                                                       ----------               -------
           Net loss                                                                   $  (487,805)             (332,878)
                                                                                        ---------            ----------
           Net loss per common share -
             basic and diluted                                                        $      (.03)                 (.02)
                                                                                              ===                   ===
Weighted average number of shares
  of common stock outstanding (note 9)                                                 17,435,414            17,215,239
                                                                                       ==========            ==========


See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                   Quarter Ended June 30,
                                                                                                ----------------------------
                                                                                                2001                    2000
                                                                                                ----                    ----
Cash flows provided by operating activities:
     Net loss                                                                            $  (487,805)               (332,878)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                                                    628,866                 554,474
            Deferred gain on sale of real estate                                             (28,929)                     -
            Minority interest share of earnings of
              consolidated subsidiary                                                          -                      19,585
            Non-cash compensation expense for common stock,
              stock options and warrants issued for services                                   7,866                  31,874
            Loss on sale of property and equipment                                             -                       2,917
            Change in operating assets and liabilities:
                 Accounts receivable and costs and estimated
                   earnings in excess of billings on
                   uncompleted contracts                                                     379,162              (1,192,480)
                 Inventories                                                                 683,816              (1,348,065)
                 Prepaid expenses and other current assets                                  (159,093)                 45,876
                 Accounts payable and other current liabilities                              (96,715)              2,603,834
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts                                         171,037                 (38,410)
                                                                                           ---------                --------
                        Net cash provided by operating activities                          1,098,205                 346,727
                                                                                           ---------               --------
Cash flows used by investing activities:
     Acquisition of property and equipment                                                  (287,344)             (1,083,982)
     Increase in patent and trademark costs                                                  (19,474)                (24,497)
     Proceeds from sale of property and equipment                                                 -                    7,000
     Proceeds from sale of German joint venture                                                   -                  400,000
     Investment in other long-term assets                                                         -                  (75,000)
                                                                                               -----               ---------
                        Net cash used by investing activities                            $  (306,818)               (776,479)
                                                                                           ---------               ---------


                                   (Continued)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)


                                                                                                   Quarter Ended June 30,
                                                                                                ----------------------------
                                                                                               2001                      2000
                                                                                               ----                      ----
Cash flows provided (used) by financing activities:
   Borrowing (repayments) on revolving
     line-of-credit, net                                                                 $  (773,000)                  978,000
   Repayment of debt                                                                        (299,950)                 (238,286)
   Issuance of common stock upon exercise of
     employee options, net of note repayments                                                118,007                   133,289
   Issuance of common stock under employee stock
     purchase plan                                                                             5,367                    17,061
   Issuance of common stock upon exercise of warrants                                             -                     96,000
   Distributions paid to holders of minority interest                                             -                    (16,835)
                                                                                                 ---                  --------
                      Net cash provided (used)
                 by financing activities                                                    (949,576)                  969,229
                                                                                           ---------                 ---------
Increase (decrease) in cash and cash equivalents                                            (158,189)                  539,477
Cash and cash equivalents at beginning of quarter                                          2,399,006                 2,085,115
                                                                                           ---------                 ---------
Cash and cash equivalents at end of quarter                                       $        2,240,817                 2,624,592
                                                                                           =========                 =========
Interest paid in cash during the quarter                                          $          144,817                    98,151
                                                                                            ========                 =========


See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(1) The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim period, have been made. The results for the interim period are not necessarily indicative of results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2001.

(2) Certain financials statement amounts have been reclassified for comparative purposes.

(3) The estimated period to complete contracts in process ranged from one to twelve months at June 30, 2001, and from one to fifteen months at March 31, 2001. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within thirteen months. Contracts in process consist of the following:

                                                                        June 30, 2001                 March 31, 2001
                                                                        -------------                 --------------
                                                                         (unaudited)

         Costs incurred on uncompleted
         contracts                                                      $ 2,313,197                   1,974,471
         Estimated earnings                                                 795,380                     720,333
                                                                           ---------                  ---------
                                                                          3,108,577                   2,694,804
       Less billings to date                                             (2,647,824)                 (2,320,614)
                                                                          ---------                   ---------
                                                                        $   460,753                     374,190
                                                                          =========                   =========
         Included in the accompanying balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts                                      $   829,609                     572,009
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                                         (368,856)                   (197,819)
                                                                           ---------                  ---------
                                                                        $   460,753                     374,190
                                                                           =========                   =========

(4)      Inventories consist of:

                                                                             June 30, 2001            March 31, 2001
                                                                             -------------            --------------
                                                                              (unaudited)


          Raw materials                                                      $ 4,889,110              5,159,632
          Work in process                                                        772,653                352,632
          Finished products                                                      310,657              1,143,972
                                                                               ---------              ---------
                                                                             $ 5,972,420              6,656,236

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)

(5)    Other current liabilities consist of:

                                                  June 30, 2001 March 31, 2001
                                                  ------------- --------------
                                                   (unaudited)


       Accrued interest                            $    37,462       41,917
       Accrued legal and accounting fees                39,335       85,110
       Accrued payroll, consulting, personal
         property taxes and real estate taxes          754,598      684,296
       Customer deposits and prepayments                69,400       44,575
       Accrued warranty costs                           54,108       34,275
       Other                                           172,914      140,855
                                                     ---------    ---------

                                                   $ 1,127,817    1,031,028
                                                     =========    =========

(6)      Lines-of-credit

         At June 30, 2001, the Company has lines-of-credit of $.75 million and $5.0 million. The $.75 million line-of-credit expires in December 2001 and had no amount outstanding at June 30, 2001. The $5.0 million line-of-credit is due on demand, but if no demand is made, it is due August 15, 2001. The Company expects that its lines-of-credit will be renewed or replaced with similar facilities. At June 30, 2001, $3,264,000 was outstanding on this facility. Interest on the lines-of-credit is payable monthly at prime plus .75% (7.50% at June 30, 2001) and prime (6.75% at June 30, 2001), respectively. Outstanding borrowings under both lines-of-credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. As of June 30, 2001, the Company was in compliance with the required ratios or they had been waived by the lender.

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

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


         The following table summarizes activity under the plans for the quarter ended June 30, 2001:
                                          Shares Under         Weighted-Average
                                             Option              Exercise Price

    Outstanding at March 31, 2001          2,814,820              $ 5.96
    Granted                                       -
    Exercised                                (27,394)               4.25
    Forfeited                                   (539)               7.13
                                           ---------

    Outstanding at June 30, 2001           2,786,887              $ 5.98
                                           =========

    Exercisable at June 30, 2001           1,977,367              $ 5.50
                                           =========

         The following table presents summarized information about stock options outstanding at June 30, 2001:

                                           Options Outstanding              Options Exercisable
                               -----------------------------------------  -----------------------
                                                Weighted        Weighted                 Weighted
                                 Number         Average         Average     Number       Average
                  Range of     Outstanding      Remaining       Exercise  Exercisable    Exercise
              Exercise Prices   at 6/30/01  Contractual Life     Price     at 6/30/01     Price
              ---------------  -----------  ----------------    --------  -----------    --------

              $2.25-3.31         437,198       4.4 years         $3.01       437,198      $3.01
              $3.50-5.00         809,011       5.0 years         $4.24       679,549      $4.21
              $5.38-8.75       1,540,678       6.9 years         $7.73       860,620      $7.77
                               ---------                                   ---------
              $2.25-8.75       2,786,887       6.0 years         $5.98     1,977,367      $5.50
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

         The following table presents summarized activity under the plan for the quarter ended June 30, 2001:

                                                  Shares Under  Weighted Average
                                                 Option          Exercise Price

         Outstanding at March 31, 2001              47,060          $ 5.96
         Granted                                        -
         Exercised                                      -
         Forfeited                                      -
                                                       ---
         Outstanding at June 30, 2001               47,060          $ 5.96

         Exercisable at June 30, 2001               30,084          $ 6.11

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


         The following table presents summarized information about stock options outstanding for non-employee directors:

                                           Options Outstanding              Options Exercisable
                               -----------------------------------------  -----------------------
                                                Weighted        Weighted                 Weighted
                                 Number         Average         Average     Number       Average
                  Range of     Outstanding      Remaining       Exercise  Exercisable    Exercise
              Exercise Prices   at 6/30/01  Contractual Life     Price     at 6/30/01     Price
              ---------------  -----------  ----------------    --------  -----------    --------

               $4.25-5.38          25,275        5.4 years        $4.76       13,758       $4.88
               $6.25-8.00          21,785        5.4 years        $7.34       16,326       $7.14
                                   ------                                     ------
               $4.25-8.00          47,060        5.4 years        $5.96       30,084       $6.11
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

                                               Quarter Ended June 30,
                                           -------------------------------
                                               2001                 2000
                                              -------              ------

   Net loss - as reported                     $ (487,805)          (332,878)
   Compensation expense - current
     quarter option grants                             -             (8,950)
   Compensation expense - prior
     period option grants                       (389,678)          (326,054)
                                                 -------            -------
   Net loss - pro forma                       $ (877,483)          (667,882)
                                                 =======            =======
   Net loss per common share -
     as reported                              $     (.03)              (.02)
                                                     ===                ===
   Net loss per common share -
     pro forma                                $     (.05)              (.04)
                                                     ===                ===

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



        The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                               Quarter Ended June 30,
                                               -----------------------
                                               2001                2000
                                             --------             ------

          Expected volatility                      -               45.7%
          Expected dividend yield                  -                0.0%
          Risk free interest rate                  -                6.6%
          Expected life of option granted          -             6 years
          Fair value of options granted
            as computed under the Black
            Scholes option pricing models          -             $5.12 per share

         Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

                                      Fiscal Year             Pro Forma
                                      Ended                   Compensation
                                       March 31,               Expense
                                     -----------             ----------

                                            2002            $ 1,478,944
                                            2003              1,128,365
                                            2004                506,886

         Warrants

         The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. During April, 2000 warrants to acquire 12,000 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $96,000. Warrants to purchase 299,375 shares of common stock were extended in fiscal 2000 for a period of eighteen months at the fair value of such extension resulting in cash proceeds to the Company of $78,151 and all remain outstanding as of June 30, 2001.

(8)      Significant Customers

         The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



                         For the Quarter Ended June 30,
                                           2001                2000
                                        ----------          ---------

       Customer A                      $ 1,558,442           1,247,769
                B                          907,860             996,975
                                         ---------           ---------
                                       $ 2,466,302           2,244,744
                                         =========           =========
       Percentage of revenue                36%                35%
                                            ===                ===

         The significant customers for the quarter ended June 30, 2001 and 2000, were customers in the Company's Electronic Products Segment. These customers, in total, also represented 25% and 42% of total accounts receivable at June 30, 2001 and 2000, respectively.

         Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $269,563 and $168,155 for the quarter ended June 30, 2001 and 2000, respectively.

(9) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarters ended June 30, 2001 and 2000. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of June 30, 2001, the Company has issued options to purchase 2,833,947 shares of its common stock and warrants to purchase 299,375 of shares of its common stock which could potentially dilute basic earning per share in the future.

(10)     Segments

         The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. Salaries of the executive officers and corporate general and administrative expense is allocated equally to all segments. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors, precision gears, gear assemblies and related mechanical products. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products.

         During the quarter ended June 30, 2001, intersegment sales or transfers were immaterial.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



         The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended June 30, 2001:

                                                                 Mechanical         Electronic
                                            Technology            Products           Products                  Total
                                            ----------           ----------         ----------               --------------
         Revenue                           $   955,516            1,285,865           4,621,742              6,863,123
         Interest income                        24,728                  525                  -                  25,253
         Interest expense                           -               (37,598)           (103,057)              (140,655)
         Depreciation and
           amortization                        (82,245)            (256,209)           (207,246)              (545,700)
         Goodwill amortization                      -               (15,579)            (67,587)               (83,166)
         Segment loss                          (73,607)            (349,019)            (65,179)              (487,805)
         Segment assets                      5,511,472            5,947,261          14,638,738             26,097,471
         Expenditures for
           segment assets                  $   (92,536)             (25,336)           (188,946)              (306,818)

         The following table summarizes significant financial statement information for each of the reportable segments for the quarter ended June 30, 2000:

                                                                 Mechanical         Electronic
                                            Technology            Products           Products                   Total
                                            ----------           ----------         ----------                --------
         Revenue                           $   798,117           1,087,941          4,579,432              6,465,490
         Interest income                        24,048               2,665                 -                  26,713
         Interest expense                      (14,100)            (43,874)           (38,440)               (96,414)
         Depreciation and
           amortization                        (95,017)           (235,789)          (140,502)              (471,308)
         Goodwill amortization                      -              (15,579)           (67,587)               (83,166)
         Segment earnings (loss)              (101,590)           (335,095)           103,807               (332,878)
         Segment assets                      7,519,832           6,408,733         13,582,512             27,511,077
         Expenditures for
           segment assets                  $  (182,762)             (6,060)          (994,657)            (1,183,479)

(11)     Commitments and Contingencies

         Employment Agreements

         The Company has entered into employment agreement with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $622,500.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


         Lease Commitments

         The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of June 30, 2001, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

             2001        $     411,045
             2002              531,729
             2003              534,246
             2004              530,212
             2005              521,872
             Thereafter        360,475
                             ---------
                         $   2,889,579
                             =========

Rental expense under these leases totaled approximately $141,838 and $140,750 for the quarter ended June 30, 2001 and 2000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors in Item 5 below, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

Cash and cash equivalents at June 30, 2001 was $2,240,817 and working capital (the excess of current assets over current liabilities) was $4,500,439 compared with $2,399,006 and $4,737,780, respectively, at March 31, 2001.

Accounts receivable declined $636,762 to $3,262,279 at June 30, 2001 from $3,899,041 at March 31, 2001. The decrease is primarily attributable to payment prior to shipment of finished goods inventory by a customer of the electronic products segment.

Costs and estimated earnings on uncompleted contracts increased $257,600 to $829,609 at June 30, 2001 from the fiscal 2001 year-end level of $572,009. The increase was due to the performance of work on engineering contracts at a rate greater than the associated billing arrangements. Estimated earnings on contracts in process rose to $795,380 at June 30, 2001 on costs incurred on contracts in process of $2,313,197 compared to estimated earnings on contracts in process of $720,333 on costs incurred on contracts in process of $1,974,471 at March 31, 2001. The increase is attributable to an expanded amount of work.

Inventories declined $683,816 to $5,972,420 principally due to a decline in finished products inventories from $1,143,972 at fiscal year end to $310,657 at June 30, 2001. The decline in finished products inventories is due to shipments of finished products by the electronic products segment during the first quarter.

Prepaid expenses increased to $344,965 at June 30, 2001 from $184,405 at March 31, 2001 reflecting the prepayment of insurance premium costs on the Company's commercial insurance coverage.

The Company invested $287,344 for the acquisition of property and equipment during the first quarter compared to $1,083,892 for the comparable quarter last year. The decrease in capital expenditures is primarily attributable to higher level of expenditures for manufacturing equipment at the Company's electronic products segment during the prior year's first quarter.

Goodwill, net of accumulated amortization, declined $83,166 to $5,579,631 at June 30, 2001 due to the amortization of this asset over its 20 year useful life.

Accounts payable declined to $2,584,233 at June 30, 2001 from $2,777,737 at March 31, 2001, primarily due to accelerated payments to trade vendors.

Other current liabilities increased $96,789 to $1,127,817 at the end of the first quarter from $1,031,028 at March 31, 2001. The increase is primarily attributable to increased levels of accrued payroll, employee benefits and other accrued expenses.

Current portion of long-term debt decreased $126,055 to $739,630 due to the repayment of one term loan during the quarter.

Revolving line-of-credit declined $773,000 to $3,264,000 at June 30, 2001 from $4,037,000 at March 31, 2001. The decrease is attributable to lower working capital requirements during the quarter arising from the payment by a customer for finished products inventory prior to shipment.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $171,037 to $368,856 at June 30, 2001 from $197,819 at March 31, 2001 reflecting payments by customers for certain sponsored development contracts in advance of the performance of the associated work.

Long-term debt decreased $173,895 to $2,432,180 at June 30, 2001 reflecting principal repayments on the Company's term bank debt during the quarter.

Common stock and additional paid-in capital increased to $174,515 and $50,755,507 at June 30, 2001, respectively, compared to $174,233 and $50,626,120 at March 31, 2001. The increases were primarily due to issuances of common stock under the Company's employee benefit plans.


Results of Operations

Operations for the quarter ended June 30, 2001, resulted in a net loss of $487,805 or $.03 per common share compared to a net loss of $332,878 or $0.02 per common share for the quarter ended June 30, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter declined by $36,294 to $281,716 or $0.02 per share compared to $318,010 or $0.02 per share for the first quarter last year.

Total revenue for the first quarter rose $397,633 or 6 percent to $6,863,123 compared to $6,465,490 for the comparable quarter last year. Contract services revenue rose $131,213 or 24 percent to $676,231 compared to $545,018 for the first quarter last year. The increase in contract services revenue is attributable to improved demand for development projects. Product sales rose $266,420 or 4.5 percent to $6,186,892 for the quarter compared to $5,920,472 for the comparable quarter last year. Product sales for the mechanical products segment increased $197,924 or 18.2 percent to $1,285,865 compared to $1,087,941 for the comparable quarter last year due to increased shipments of wheel chair motors. Electronic product sales revenue rose by $42,310 or 1.0 percent to $4,621,742 from $4,579,432 for the first quarter last year.

Consolidated gross profit margins for the first quarter decreased to 10.3 percent compared to 12.1 percent for the comparable quarter last year. Gross profit margin on contract services improved to 23.5 percent for the quarter ended June 30, 2001 compared to 10.9 percent for the first quarter last year. The improvement in gross profit margin on contract services during the first quarter is attributable to improved performance on development programs during the quarter. Gross profit margins on product sales during the first quarter declined to 8.9 percent compared to gross profit margins of 12.2 percent for the comparable quarter last year. The decrease in margins on product sales is primarily attributable to higher levels of depreciation expense associated with production activities.

Research and development expenditures during the first quarter rose to $64,143 compared to $37,909 for the quarter ended June 30, 2000. The increase is attributable to higher levels of internally-funded product development.

General and administrative expense for the quarter ended June 30, 2001 rose to $962,069 compared to $900,733 for the comparable quarter last year. The increase is primarily attributable to increased rent expense arising from a reclassification of occupancy costs following the sale of the Company's headquarters building in Golden, Colorado in January 2001.

Interest expense was $140,655 for the first quarter, an increase of $44,241 over the comparable amount for the first quarter last year. The increase is attributable to higher levels of borrowing throughout the quarter arising from higher levels of trade receivables and inventories versus the comparable quarter last year.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter were adequate to meet operating needs. Net cash provided by operating activities was $1,098,205 for the quarter ended June 30, 2001 versus $346,727 for the comparable prior year quarter. Cash requirements throughout the quarter were funded from existing cash balances, cash generated from operations and proceeds from the exercise of employee stock options.

The increase in cash proceeds by operating activities is primarily attributable to a decline in inventory levels of $683,816 and accounts receivable of $379,162 during the quarter, substantially all of which was applied to the reduction of line-of-credit and term debt.

Cash used by investing activities for the quarter ended June 30, 2001 was $306,818 compared to $776,479 for the comparable quarter last year, reflecting lower levels of capital expenditures during the quarter versus the comparable quarter last year.

UQM Power Products has a line-of-credit facility with a commercial bank in the amount of $750,000 which expires in December 2001. At June 30, 2001 no amount was drawn against this facility. All financing of UQM Power Products has been unconditionally guaranteed by UQM Technologies as the parent entity.

UQM Electronics has a line-of-credit with a commercial bank in the amount of $5.0 million expiring in August 2001 which the Company either expects to renew or replace with a similar facility. At June 30, 2001, $3,264,000 was drawn against this facility. All financing of UQM Electronics has been unconditionally guaranteed by UQM Technologies as the parent entity.

The Company believes that its existing cash balances and bank lines-of-credit will be sufficient to meet its operating capital requirements for at least the next twelve months, exclusive of acquisition financing requirements. The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for gear and component assemblies, design and introduce new products for manufacture, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.


PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's lines-of-credit have variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of June 30, 2001. A one percent change in the prime interest rate would increase interest expense by $32,640 on an annual basis.

Item 5.  Other Information

The following risk factors are applicable to the Company's business:

1.       We have incurred significant operating losses.

We have incurred significant operating losses as shown in the following tables:

                         Quarter ended June 30,
                         ------------------------
                           2001            2000
                         -------          -------

Net loss               $ 487,805          $ 332,878


                                 Fiscal Year Ended March 31,
                                 ---------------------------
                         2001                2000                1999
                       ---------          ---------           ---------

Net loss              $ 3,140,122        $ 6,471,807          $ 3,754,070


We have had accumulated deficits as follows:

March 31, 2001                      $ 35,164,723
March 31, 2000                      $ 32,024,601

In the future we plan to make additional investments in product development and commercialization which is likely to cause us to remain unprofitable. Although most of our product development costs are paid by our customers this may not continue to be the case. The level of development revenue we receive from our customers can be affected by a number of factors including general economic conditions, competition, marketing and strategic considerations as well as our customers' internal financial and strategic considerations. If the level of revenue we receive from our customers for product development decreases from current levels it could cause us to reduce the rate of product development or incur additional operating losses, or both. Most of our development contracts with our customers are firm fixed price. Consequently, our ability to perform development work for these customers within the budget funded by the customer could affect the level of our losses. Our customers can generally terminate their contracts with us on short notice. Contract services revenue and operating losses could be adversely affected by renegotiation or termination of any of our revenue development programs.

The motor and electronic products that we expect to develop and commercialize incorporating our technology may require significant additional development, testing and investment. The expenditure on future development may not result in a commercially viable product which could cause our investment in such a product to have little or no future value. Although we have been able to obtain funds from customers for the development of our technology for specific purposes in the past, we cannot guarantee you that these revenue development programs will continue, that development programs will be completed within budget or that any products that we develop will be commercially successful.

2.       We depend on a few large customers.

A significant portion of total revenue has historically been concentrated among two large customers. For the quarter ended June 30, 2001 we received 36 percent or $2,466,302 of our total revenue for the quarter of $6,863,123 from Tyco International and Handera, Inc. For the fiscal year ended March 31, 2001 these same two customers represented 41 percent or $11,134,793 of our total revenue for the fiscal year of $26,897,071.

3.       We may require additional financing.

We expect to have operating losses during fiscal 2001 which may consume our existing cash balances which stood at $2,240,817 at June 30, 2001. In addition, over the last several years we have experienced substantial growth in our revenue which has increased our working capital requirements. Should future growth continue at a similar rate or an accelerated rate, the working capital requirements to fund our operations may consume our existing cash balances.

We are actively pursuing accretive and synergistic acquisition opportunities as part of our business plan. We may need additional financing to complete acquisitions.

We have revolving lines-of-credit with two banks which permit borrowings up to $5.75 million depending on the level of our trade accounts receivable and inventories. At June 30, 2001, $3,264,000 had been borrowed on these lines-of-credit. A line-of-credit for $5.0 million expires and comes due on August 15, 2001, unless it is renewed. We cannot assure you that the line-of-credit will be renewed on terms acceptable to us. In addition, if the magnitude of our operating losses or working capital requirements were to require us to exhaust our existing cash resources and remaining availability on our lines-of-credit, we may seek additional loans or sell common stock or a combination of both to fund our operations. We cannot assure you that we would be able to obtain additional loans or sell common stock on terms acceptable to us. In such a circumstance, we would have to curtail certain of our operations which could result in lower revenue levels and additional operating losses.

4. Our growth and expansion may strain our ability to manage our operations and financial resources.

Our rapid annual growth rate and acquisitions have increased our operating complexity. We are actively considering possible future acquisitions at any given time and from time to time enter into non-binding letters of intent with respect to possible acquisitions. To manage continued rapid growth we must:

o expand, train and manage our employee base and attract and retain additional highly skilled personnel

o expand and improve our computer systems and software tools to manage our manufacturing and engineering activities

o        continue to develop and market new products and services

o        integrate acquired operations with our existing operations

o control expenses and working capital requirements related to the expansion of our business

We cannot assure you that we will be able to satisfy these requirements, or otherwise manage our growth effectively, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

5. Certain industries we service are experiencing weaker demand for their products.

Currently, many sectors of the agricultural, automotive, truck and computer industries are experiencing a significant decrease in demand for their products and services, which has led to reduced demand for the products manufactured by us for our customers in these industries. A protracted downturn in these industries could have a significant negative impact on our business and results of operations.

6. Our customers may cancel their orders, change production quantities or schedules, and delay production.

We generally do not obtain firm, long-term purchase commitments from our customers for products that we manufacture, and we continue to experience reduced lead-times in orders received from these customers. Customers may cancel their orders, change production quantities or schedules, and delay production for a number of reasons, most of which are outside of our control. The uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of products we manufacture for them. Cancellations, reductions, rescheduling or delays by a significant customer or by a group of customers would seriously harm our results of operations.

7.    Our operating results vary significantly from period to period.

Although our operations are generally not seasonal, our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock could decline. The factors that contribute to fluctuations include:

o        the timing of customer orders;

o         market acceptance of our products and our customers' new products;

o our ability to manage the timing and amount of our procurement of components to avoid delays in production and excess inventory levels;

o         changes in economic conditions

o the rate and timing of new product introductions by our customers which incorporate our proprietary technology

o         the possibility of labor disruptions at our customers facilities

o         costs associated with pursuing acquisitions that are not complete

8. If we are unable to continue to develop our technology portfolio and to commercialize our technology in new product applications and enhancements, our future growth will be limited.

We believe that our future success will depend upon our ability to continue to develop our advanced motor, generator and electronic inverter technology, and to produce products and product enhancements based on our technology that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. We cannot, however, assure you that our product development efforts will be successful. The introduction of new products embodying new technologies and the emergence of shifting customer demands or changing industry standards could render our existing products obsolete and unmarketable, which would harm our ability to generate revenues.

9.        We face intense competition and may be unable to compete successfully.

In addition to the substantial competition we face in the conventional markets we serve we have developed or are developing proprietary motors, generators and electronic inverters for emerging markets including electric, hybrid electric and fuel cell electric vehicles and distributed and renewable power generation. At present, the market for such products is not significant, although various legislative mandates and incentives and environmental and market concerns are expected to accelerate the development of potentially sizable markets for a variety of products. There are numerous companies developing products for these emerging markets that do, or soon will compete with our current products or our products under development. Many of these companies possess longer operating histories, significantly greater financial resources, marketing distribution and manufacturing capability.

10. Our government contracts could restrict our ability to commercialize our technology.

Some of our technology has been developed under government funding by the United States. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties and in some cases grant "march-in" rights to the government. March-in rights are the right of the United States government or the applicable government agency, under limited circumstances, to exercise a non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government to facilitate commercialization of technology developed with government funding if we fail to commercialize the developed technology. The disclosure of our confidential information, implementation of restrictions on our sourcing of components or the exercise of march-in rights by the government or an agency of the government could harm our business.

11. Our business could be harmed if we are unable to protect our patents and other proprietary technology.

We currently own seven U.S. patents which expire between 2008 and 2016. We also have one patent application pending with the U.S. Patent and Trademark Office. Our patent and trade secret rights are very important to us and to our future prospects. Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot give you assurance that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we can not assure you that we would be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future.

12. Other companies may claim that our technology infringes their intellectual property rights.

We believe that we do not infringe the proprietary rights of other companies and, to date, no third party has asserted an infringement claim against us, but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

13.      Product liability insurance may become unavailable to us

The sale of our products involves a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. We cannot assure you that we will be able to maintain product liability insurance for either our present or our future sales on acceptable terms and cost or that our insurance, if maintained, will provide adequate protection against potential claims.

14. Our business may be harmed by shortages of required electronic components.

At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production of assemblies using that component, which has contributed to an increase in our inventory levels and higher levels of operating losses. Moreover, we use several components that are produced to our design by only one supplier. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could reduce our revenues and harm our results of operations.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UQM Technologies, Inc.
                             Registrant

Date: July 24, 2001   By:/s/ Donald A. French
                             Donald A. French
                             Treasurer
                             (Principal Financial and
                             Accounting Officer)