Form 10-Q
period 2001-09-30
UQM TECHNOLOGIES INC
filed 2001-11-13
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at November 5, 2001, was 17,563,117.

                         PART I - FINANCIAL INFORMATION

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                          September 30,         March 31,
Assets                                                                                        2001                 2001
------                                                                                  -------------            --------
                                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                                             $  2,587,567           2,399,006
   Accounts receivable (notes 6 and 8)                                                      2,853,629           3,899,041
   Costs and estimated earnings in excess
     of billings on uncompleted contracts (note 3)                                            632,428             572,009
   Inventories (notes 4,6 and 8)                                                            6,157,609           6,656,236
   Prepaid expenses                                                                           305,458             184,405
   Equipment of discontinued operations held for
     sale, net (note 9)                                                                     1,498,370                  -
   Other                                                                                       59,768              52,065
                                                                                           ----------          ----------
           Total current assets                                                            14,094,829          13,762,762
                                                                                           ----------          ----------
Property and equipment, at cost:
   Land                                                                                       181,580             181,580
   Building                                                                                 1,247,265           1,240,435
   Machinery and equipment                                                                  8,534,898          12,433,475
                                                                                           ----------          ----------
                                                                                            9,963,743          13,855,490
   Less accumulated depreciation                                                           (4,817,367)         (6,577,035)
                                                                                            ----------         ----------
           Net property and equipment                                                       5,146,376           7,278,455
                                                                                           ----------          ----------
Patent and trademark costs, net of
  accumulated amortization of $193,792
  and $170,204                                                                                740,326             731,707

Goodwill, net of accumulated amortization
  of $1,008,967 and $873,793                                                                4,483,807           5,662,797

Other assets                                                                                   45,872              45,872
                                                                                           ----------          ----------
                                                                                         $ 24,511,210          27,481,593
                                                                                           ==========          ==========

                                   (Continued)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued

                                                                                        September 30,           March 31,
Liabilities and Stockholders' Equity                                                         2001                 2001
------------------------------------                                                    ------------            ---------
                                                                                         (unaudited)
Current liabilities:
   Accounts payable                                                                      $  2,651,142           2,777,737
   Other current liabilities (note 5)                                                       1,183,842           1,031,028
   Current portion of long-term deferred
     gain on sale of real estate                                                              115,713             115,713
   Current portion of long-term debt                                                          759,206             865,685
   Revolving line-of-credit (note 6)                                                        3,455,000           4,037,000
   Term debt and accrued future losses of
     discontinued operations (note 9)                                                       1,461,496               -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                                                                       463,101             197,819
                                                                                           ----------          ----------
          Total current liabilities                                                        10,089,500           9,024,982

Long-term deferred gain on sale of real estate                                                578,565             636,423
Long-term debt, less current portion                                                        1,414,651           2,606,075
                                                                                           ----------          ----------
          Total liabilities                                                                12,082,716          12,267,480

Stockholders' equity (notes 7 and 13):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,561,729 and
     17,423,358 shares issued                                                                 175,617             174,233
   Additional paid-in capital                                                              51,112,499          50,626,120
   Accumulated deficit                                                                    (38,441,283)        (35,164,723)
   Accumulated other comprehensive income                                                    (384,300)           (384,300)
   Note receivable from officer                                                               (34,039)            (37,217)
                                                                                            ----------         ----------
          Total stockholders' equity                                                        12,428,494         15,214,113
                                                                                            ----------         ----------

Commitments (note 12)


                                                                                         $ 24,511,210          27,481,593
                                                                                           ==========          ==========

See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Quarter Ended September 30,       Six Months Ended September 30,
                                                        2001           2000              2001                2000
                                                     ---------      ---------         ---------           ----------

Revenue (note 8):
   Contract services                             $    641,044          352,881         1,317,275             897,899
   Product sales                                    4,580,443        5,735,254        10,414,006          11,373,983
                                                   ----------        ---------        ----------          ----------
                                                    5,221,487        6,088,135        11,731,281          12,271,882
                                                   ----------        ---------        ----------          ----------

Operating costs and expenses:
   Costs of contract services                         443,872          380,479           961,298             866,341
   Costs of product sales                           4,327,039        5,119,389         9,401,306           9,819,578
   Research and development                             6,601           27,501            70,744              65,410
   General and administrative                       1,113,293        1,018,761         2,016,363           1,871,327
   Impairment of assets                                     -          216,818             -                 216,818
   Amortization of goodwill                            67,587           67,587           135,174             135,174
                                                   ----------        ----------        ----------         ----------
                                                    5,958,392        6,830,535        12,584,885          12,974,648
                                                   ----------        ----------        ----------         ----------
      Loss from operations                           (736,905)        (742,400)         (853,604)           (702,766)

Other income (expense):
   Interest income                                     19,516           13,459            44,297              37,773
   Interest expense                                   (90,711)         (66,768)         (197,528)           (123,695)
   Minority interest share of earnings
     of consolidated subsidiary                             -          (19,992)                -             (39,577)
   Other                                               22,439                4            51,375              (2,910)
                                                   ----------        ----------         ---------          ----------
                                                      (48,756)         (73,297)         (101,856)           (128,409)
                                                   ----------        ----------         ---------          ----------


      Loss from continuing operations                (785,661)        (815,697)         (955,460)           (831,175)

      Discontinued operations (note 9):
        Loss from operations of
          discontinued gear division                 (326,644)        (259,993)         (644,650)           (577,393)
        Loss on disposal of gear division
          including provision of $663,792
          for operating losses during
          phase-out period                         (1,676,450)               -        (1,676,450)                  -
                                                   ----------              ---         ---------                 ---
                                                   (2,003,094)        (259,993)       (2,321,100)           (577,393)
                                                   ----------         ---------        ---------          ----------



      Net loss                                   $ (2,788,755)      (1,075,690)       (3,276,560)         (1,408,568)
                                                   ==========        =========         =========           =========

      Net loss per common share -
        basic and diluted (note 10)
          Continuing operations           $ (.05)          (.05)          (.06)            (.05)
          Discontinued operations           (.11)          (.01)          (.13)            (.03)
                                             ---            ---            ---              ---
                                          $ (.16)          (.06)          (.19)            (.08)
                                             ===            ===            ===              ===

Weighted average number of shares
  of common stock outstanding (note 10)            17,524,504       17,269,444        17,480,202          17,242,489
                                                   ==========       ==========        ==========          ==========


See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                                 Six Months Ended September 30,
                                                                                                 ------------------------------
                                                                                                2001                     2000
                                                                                               ------                   ------
Cash flows provided (used) by operating activities of continuing operations:
       Loss from continuing operations                                                    $   (955,460)              (831,175)
       Adjustments to reconcile loss from continuing
         operations to net cash provided (used) by
       operating activities of continuing operations:
              Depreciation and amortization                                                    769,793                694,712
              Deferred gain on sale of real estate                                             (57,858)                     -
              Impairment of assets                                                              -                     216,818
              Minority interest share of earnings of
                consolidated subsidiary                                                         -                      39,577
              Non-cash compensation expense for common stock,
                stock options and warrants issued for services                                   9,558                 78,253
              Loss on sale of property and equipment                                             6,493                  2,917
              Change in operating assets and liabilities:
                   Accounts receivable and costs and estimated
                     earnings in excess of billings on
                     uncompleted contracts                                                   1,090,877               (696,106)
                   Inventories                                                                 557,455             (2,729,659)
                   Prepaid expenses and other current assets                                  (108,020)                56,484
                   Accounts payable and other current liabilities                               64,977              1,565,239
                   Billings in excess of costs and estimated
                     earnings on uncompleted contracts                                         265,282                376,907
                                                                                             ---------              ---------

                          Net cash provided (used) by operating
                            activities of continuing operations                              1,643,097             (1,226,033)
                                                                                             ---------              ---------

Cash flows used by investing activities of continuing operations:
       Acquisition of property and equipment                                                  (413,173)            (1,401,545)
       Proceeds from sale of property and equipment                                                  -                  7,000
       Increase in patent and trademark costs                                                  (32,207)               (33,801)
       Proceeds from sale of Germany joint venture                                                   -                400,000
       Investment in other long-term assets                                                          -                (75,000)
                                                                                             ---------              ----------

                          Net cash used by investing activities
                    of continuing operations                                               $  (445,380)            (1,103,346)
                                                                                             ---------              ---------




                                   (Continued)


                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

                                                                                                 Six Months Ended September 30,
                                                                                                 ------------------------------
                                                                                                  2001                   2000
                                                                                                 ------               --------
Cash flows provided (used) by financing activities of continuing operations:
     Borrowings (repayments) on revolving
       line-of-credit, net                                                            $        (582,000)            1,656,000
     Repayment of debt                                                                         (345,274)             (350,908)
     Issuance of common stock upon exercise of
       employee options, net of note repayments                                                 464,375               712,025
     Issuance of common stock under employee stock
       purchase plan                                                                             17,008                21,565
     Issuance of common stock upon exercise of warrants                                               -                96,000
     Distributions paid to holders of minority interest                                               -               (33,672)
                                                                                              ---------             ---------

                      Net cash provided (used) by financing
                        activities of continuing operations                                    (445,891)            2,101,010
                                                                                              ---------             ---------

Cash provided (used) by continuing operations                                                   751,826              (228,369)

Net cash used in discontinued operations                                                       (563,265)             (178,732)
                                                                                              ---------             ---------

Increase (decrease) in cash and cash equivalents                                                188,561              (407,101)

Cash and cash equivalents at beginning of period                                              2,399,006             2,085,115
                                                                                              ---------             ---------

Cash and cash equivalents at end of period                                            $       2,587,567             1,678,014
                                                                                              =========             =========

Interest paid in cash during the period                                               $         291,961               198,718
                                                                                              =========             =========


Non-cash investing and financing transactions:

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the six months ended September 30, 2001, the Company issued 64,360 shares of common stock for options exercised for an aggregate exercise price of $234,875, for which the Company received 36,302 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.


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

 (3) The estimated period to complete contracts in process ranged from one to eighteen months at September 30, 2001, and from one to fifteen months at March 31, 2001. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within nineteen months. Contracts in process consist of the following:

                                                                        September 30, 2001           March 31, 2001
                                                                        ------------------           --------------
                                                                           (unaudited)
         Costs incurred on uncompleted
         contracts                                                      $  2,089,194                     1,974,471
         Estimated earnings                                                  984,629                       720,333
                                                                           ---------                     ---------
                                                                           3,073,823                     2,694,804
       Less billings to date                                              (2,904,496)                   (2,320,614)
                                                                           ---------                     ---------
                                                                        $    169,327                       374,190
                                                                           =========                      =========
         Included in the accompanying balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts                                      $    632,428                       572,009
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                                          (463,101)                     (197,819)
                                                                           ---------                     ---------

                                                                        $    169,327                       374,190
                                                                           =========                     =========

 (4)     Inventories consist of:
                                                                        September 30, 2001           March 31, 2001
                                                                        ------------------           --------------
                                                                           (unaudited)

          Raw materials                                                 $  4,878,047                     5,159,632
          Work in process                                                    921,955                       352,632
          Finished products                                                  357,607                     1,143,972
                                                                           ---------                     ---------
                                                                        $  6,157,609                     6,656,236
                                                                           =========                     =========

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



 (5)     Other current liabilities consist of:

                                             September 30, 2001   March 31, 2001
                                             ------------------   --------------
                                                (unaudited)

   Accrued interest                          $    13,582              41,917
   Accrued legal and accounting fees              68,035              85,110
   Accrued payroll, commissions, personal
     property taxes and real estate taxes        706,026             684,296
   Accrued warranty costs                         66,482              34,275
   Customer deposits and prepayments              26,137              44,575
   Accrued contingent pricing arrangement        139,600                -
   Other                                         163,980             140,855
                                               ---------           ---------

                                             $ 1,183,842           1,031,028
                                               =========           =========

 (6)     Lines-of-credit

         At September 30, 2001, the Company had lines-of-credit of $.4 million and $4.0 million. The $.4 million line-of-credit expires in July, 2002 and had no amount outstanding at September 30, 2001. The $4.0 million line-of-credit is due on demand, but if no demand is made, it is due December 15, 2001. The Company expects that its lines-of-credit will be renewed or replaced with similar facilities. Interest on the lines-of-credit is payable monthly at prime plus .75% (6.75% at September 30, 2001) and prime plus 1% (7.00% at September 30, 2001), respectively. Outstanding borrowings under both lines-of-credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory which changes from month-to-month. At September 30, 2001 the Company's borrowings on its lines-of-credit were limited to $4.0 million of which borrowings of $3.5 million were outstanding. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The $4.0 million line-of-credit requires the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2001, the Company was in compliance with the required ratios.

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

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


         to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

         The following table summarizes activity under the plans for the six months ended September 30, 2001:

                                                 Shares Under  Weighted-Average
                                                    Option      Exercise Price
                                                 ------------  ----------------

         Outstanding at March 31, 2001           2,814,820       $5.96
         Granted                                    -
         Exercised                                (172,108)       4.06
         Forfeited                                (112,091)       7.44
                                                 ---------

         Outstanding at September 30, 2001       2,530,621       $6.03
                                                 =========

         Exercisable at September 30, 2001       1,789,300       $5.50
                                                 =========

         The following table presents summarized information about stock options outstanding at September 30, 2001:

                                           Options Outstanding              Options Exercisable
                               -----------------------------------------  -----------------------
                                                Weighted        Weighted                 Weighted
                                 Number         Average         Average     Number       Average
                  Range of     Outstanding      Remaining       Exercise  Exercisable    Exercise
              Exercise Prices   at 9/30/01  Contractual Life     Price     at 9/30/01     Price
              ---------------  -----------  ----------------    --------  -----------    --------

                $2.25 - 3.31      427,198       4.1 years        $3.00        427,198     $3.00
                $3.50 - 5.00      665,624       5.2 years        $4.27        577,813     $4.25
                $6.25 - 8.75    1,437,799       6.7 years        $7.74        784,289     $7.78
                                ---------                                   ---------
                $2.25 - 8.75    2,530,621       5.9 years        $6.03      1,789,300     $5.50
                                =========                                   =========

         Non-Employee Director Stock Option Plan

         In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options are exercisable from 3 to 10 years from date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)

         The following table presents summarized activity under the plan for the six months ended September 30, 2001:
                                               Shares Under  Weighted-Average
                                                    Option    Exercise Price
                                               ------------  ----------------

         Outstanding at March 31, 2001            47,060          $5.96
         Granted                                   7,076           5.85
         Exercised                                    -
         Forfeited                                    -
                                                     ---
         Outstanding at September 30, 2001        54,136          $5.94
                                                 =======

         Exercisable at September 30, 2001        38,509          $5.81
                                                 =======

       The following table presents summarized information about stock options outstanding for non-employee directors:

                                           Options Outstanding              Options Exercisable
                               -----------------------------------------  -----------------------
                                                Weighted        Weighted                 Weighted
                                 Number         Average         Average     Number       Average
                  Range of     Outstanding      Remaining       Exercise  Exercisable    Exercise
              Exercise Prices   at 9/30/01  Contractual Life     Price     at 9/30/01     Price
              ---------------  -----------  ----------------    --------  -----------    --------
                 $4.25 - 5.06      25,275        5.1 years        $4.76        22,183      $4.83
                 $5.85 - 8.00      28,861        4.6 years        $6.98        16,326      $7.14
                                   ------                                      ------
                 $4.25 - 8.00      54,136        4.9 years        $5.94        38,509      $5.81
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

                                                     Quarter Ended September 30,  Six Months Ended September 30,
                                                     ---------------------------  ------------------------------
                                                           2001              2000              2001              2000
                                                           ----              ----              ----              ----
       Net loss - as reported                        $ (2,788,755)        (1,075,690)        (3,276,560)       (1,408,568)
       Compensation expense - current
         period option grants                              (1,250)           (10,200)            (1,250)          (19,150)
       Compensation expense - prior
         period option grants                            (360,676)          (126,603)          (731,700)         (452,657)
                                                        ---------          ---------          ---------         ---------
       Net loss - pro forma                          $ (3,150,681)        (1,212,493)        (4,009,510)       (1,880,375)
                                                        =========          =========          =========         =========
       Net loss per common share -
         as reported                                 $    (.16)              (.06)             (.19)              (.08)
                                                           ===                ===               ===                ===
       Net loss per common share -
         pro forma                                   $    (.18)              (.07)             (.23)              (.11)
                                                           ===                ===               ===                ===

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)

       The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

                                                     Quarter Ended September 30,  Six Months Ended September 30,
                                                     ---------------------------  ------------------------------
                                                           2001              2000              2001                 2000
                                                           ----              ----              ----                 ----

       Expected volatility                                47.7%             49.1%              47.7%               46.3%
       Expected dividend yield                             0.0%              0.0%               0.0%                0.0%
       Risk free interest rate                             4.1%              6.4%               4.1%                6.5%
       Expected life of options granted                 3 years           3 years            3 years           8.7 years
       Fair value of options granted as
         computed under the Black
         Scholes option pricing model                   $2.12 per         $3.12 per          $2.12 per           $4.75 per
                                                         share             share              share               share

       Future pro forma compensation cost for the remainder of the fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

                              Fiscal Year Pro Forma
                               Ended Compensation
                                        March 31,                Expense
                                       -----------              ---------

                                           2002              $   677,393
                                           2003              $ 1,088,442
                                           2004              $   495,465
                                           2005              $     1,250

         Warrants

         The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and a warrant to acquire one share of common stock at an exercise price of $8.00 per share. Warrants expire on October 31, 2001, unless extended. At September 30, 2001 warrants to purchase 299,375 shares of common stock were outstanding.

(8)      Significant Customers

         The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue from continuing operations has been derived and the percentage of total revenue is summarized as follows:

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



                     Quarter Ended September 30, Six Months Ended September 30,
                     --------------------------- ------------------------------
                          2001         2000            2001           2000
                       ----------   ---------       ---------      ---------

    Customer A        $ 1,248,973     785,918       2,807,415      2,033,687
             B            229,034   1,201,243       1,136,894      2,198,218
             C          1,116,840     774,495       2,049,375      1,580,693
                        ---------   ---------       ---------      ---------

                      $ 2,594,847   2,761,656       5,993,684      5,812,598
                        =========   =========       =========      =========

       Percentage of
         total revenue
         from continuing
         operations             50%         45%             51%            47%
                                ===         ===             ===            ===

         The significant customers for the quarter and six months ended September 30, 2001 and 2000, were customers in the Company's electronic products and mechanical products segments. These customers, in total, also represented 36% and 30% of total accounts receivable at September 30, 2001 and 2000, respectively. In addition, the Company's electronic products segment manufactures products to customers design specification as a contract manufacturer. As such, the Company purchases inventory on behalf of customers for which the customer is financially obligated in the event his production order with the Company is cancelled or otherwise not fulfilled. Substantially all inventories carried by the electronic products segment are covered by customer commitments and approximately $2.2 million is attributable to customers A and B.

         Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $170,864 and $163,991 for the quarter ended September 30, 2001 and 2000, respectively, and $440,427 and $332,146 for the six months ended September 30, 2001 and 2000, respectively.

(9)      Discontinued Operations

         In October, 2001, the Company formalized a plan to sell or close its contract gear manufacturing business which is part of its mechanical products segment. The Company expects to complete the sale of its contract gear manufacturing business or its assets within ten months. Accordingly, the operating results of this division for the quarter and six months ended September 30, 2001 have been reported separately as discontinued operations together with estimated losses from the disposal of division assets and an accrual for estimated operating losses to be incurred during the phase-out period. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been reallocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)

         Net revenue and losses from discontinued gear divisions were as follows:

                          Quarter Ended September 30,    Six Months Ended September 30,
                          ---------------------------    ------------------------------
                                2001         2000             2001            2000
                             ----------    -------        ----------        -------

         Net sales          $   345,070     343,199          698,399         624,941
         Net loss           $  (326,644)   (259,993)        (644,650)       (577,393)

         Assets and liabilities of the discontinued gear division were as follows:

                                                  September 30, 2001      March 31, 2001
                                                  ------------------      --------------
                                                    (unaudited)
         Accounts receivable, inventories and
             other assets                               651,801               466,353
         Property and equipment, net                  1,498,370             1,927,728
         Goodwill, net                                       -              1,043,816
                                                        -------             ---------

         Total assets                                 2,150,171             3,437,897
                                                      ---------             ---------

         Accounts payable and other liabilities         195,061               233,819
         Accrued future loses of discontinued
           operations                                   663,792                -
         Term debt                                      797,705               952,630
                                                       --------              --------

         Total liabilities                            1,656,558             1,186,449
                                                      ---------             ---------

         Net assets of discontinued gear division       493,613             2,251,448
                                                       ========             =========

         As of September 30, 2001 all assets and liabilities of the discontinued gear division have been classified as current. (10) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and six months ended September 30, 2001 and 2000. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of September 30, 2001, the Company has outstanding options to purchase 2,584,757 shares of its common stock and warrants to purchase 299,375 shares of its common stock which could potentially dilute basic earnings per share in the future.

(11)     Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in Note 9 the Company discontinued its gear operations in fiscal year 2002 and accordingly are

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)


         no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense is allocated to all segments of continuing operations.

         During the quarter and six months ended September 30, 2001, intersegment sales or transfers were immaterial.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

         The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the quarter ended September 30, 2001:

                                                                 Mechanical         Electronic
                                            Technology            Products           Products              Total

         Revenue                           $   838,531            1,116,839          3,266,117          5,221,487
         Interest income                        19,326                  190                  -             19,516
         Interest expense                            -               (3,584)           (87,127)           (90,711)
         Depreciation and
           amortization                        (78,726)             (28,381)          (209,587)          (316,694)
         Goodwill amortization                       -                    -            (67,587)           (67,587)
         Segment earnings (loss)
           from continuing
           operations                         (299,296)              49,944           (536,309)          (785,661)
         Assets of continuing
           operations                        5,525,687            2,922,556         13,912,796         22,361,039
         Assets of discontinued
           operations                                -            2,150,171                  -          2,150,171
         Total segment assets                5,525,687            5,072,727         13,912,796         24,511,210
         Expenditures for
           segment assets                  $   (84,485)              (6,428)           (67,185)          (158,098)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



         The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the quarter ended September 30, 2000:

                                                                 Mechanical         Electronic
                                            Technology            Products           Products              Total

         Revenue                           $   725,666           774,495             4,587,974             6,088,135
         Interest income                        13,161               298                     -                13,459
         Interest expense                      (13,919)           (4,226)              (48,623)              (66,768)
         Depreciation and
           amortization                       (175,688)           48,092              (171,160)             (298,756)
         Goodwill amortization                       -                 -               (67,587)              (67,587)
         Segment earnings (loss)
           from continuing
           operations                         (276,370)           (7,418)             (531,909)             (815,697)
         Assets of continuing
           operations                        7,998,536         2,747,537            12,632,993            23,379,066
         Assets of discontinued
           operations                                -         3,557,324                     -             3,557,324
         Total segment assets                7,998,536         6,304,861            12,632,993            26,936,390
         Expenditures for
           segment assets                  $   (72,095)           (4,574)             (256,258)             (332,927)

         The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the six months ended September 30, 2001:

                                                                 Mechanical         Electronic
                                            Technology            Products           Products              Total

         Revenue                           $ 1,794,047           2,049,375          7,887,859              11,731,281
         Interest income                        44,054                  243                 -                  44,297
         Interest expense                            -               (7,344)         (190,184)               (197,528)
         Depreciation and
           amortization                       (160,971)             (56,815)         (416,833)               (634,619)
         Goodwill amortization                       -                    -          (135,174)               (135,174)
         Segment earnings (loss)
           from continuing
           operations                         (443,214)              89,242          (601,488)               (955,460)
         Assets of continuing
           operations                        5,525,687            2,922,556        13,912,796              22,361,039
         Assets of discontinued
           operations                                -            2,150,171                 -               2,150,171
         Total segment assets                5,525,687            5,072,727        13,912,796              24,511,210
         Expenditures for
           segment assets                  $  (177,020)             (12,229)         (256,131)               (445,380)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



         The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the six months ended September 30, 2000:

                                                                 Mechanical         Electronic
                                            Technology            Products           Products              Total

         Revenue                           $ 1,523,783           1,580,693          9,167,406              12,271,882
         Interest income                        37,209                 564                  -                  37,773
         Interest expense                      (28,019)             (8,613)           (87,063)               (123,695)
         Depreciation and
           amortization                       (197,349)            (50,527)          (311,662)               (559,538)
         Goodwill amortization                       -                   -           (135,174)               (135,174)
         Segment earnings (loss)
           from continuing
           operations                         (530,556)            127,483           (428,102)               (831,175)
         Assets of continuing
           operations                        7,998,536           2,747,537         12,632,993              23,379,066
         Assets of discontinued
           operations                                -           3,557,324                  -               3,557,324
         Total segment assets                7,998,536           6,304,861        12,632,993               26,936,390
         Expenditures for
           segment assets                  $  (254,857)             (4,574)       (1,250,915)              (1,510,346)

(12)     Commitments and Contingencies

         Employment Agreements

         The Company has entered into employment agreements with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $518,750.

         Lease Commitments

         The Company has entered into operating lease agreements for office and manufacturing space and equipment which expire at various times through 2007. As of September 30, 2001, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

                  2002                            $        272,826
                  2003                                     401,727
                  2004                                     274,242
                  2005                                     270,208
                  2006                                     261,868
                  Thereafter                               252,140
                                                         ---------

                                                  $ 1,733,011

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                                   (unaudited)



         Rental expense under these leases totaled $138,219 and $140,750 for the quarter ended September 30, 2001 and 2000, respectively, and $280,057 and $281,500 for the six months ended September 30, 2001 and 2000, respectively.

(13)     Comprehensive Income

         The Company's comprehensive loss for the quarter and six months ended September 30, 2001 and 2000 was equal to its net loss.

         Accumulated comprehensive loss as of September 30, 2001 and March 31, 2001 consists entirely of translation adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors listed below in Part II,
Item 5 Other Information which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the press release. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

Cash and cash equivalents at September 30, 2001 was $2,587,567 and working capital (the excess of current assets over current liabilities) was $4,005,329 compared with $2,399,006 and $4,737,780,respectively, at March 31, 2001.

Accounts receivable declined $1,045,412 to $2,853,629 at September 30, 2001 from $3,899,041 at March 31, 2001. The decrease is primarily attributable to accelerated collections from a significant customer and lower revenue levels during the six months ended September 30, 2001.

Costs and estimated earnings on uncompleted contracts increased $60,419 to $632,428 at September 30, 2001 from $572,009 at March 31, 2001. The increase was due to the performance of work on engineering contracts at a rate greater than the associated billing arrangements. Estimated earnings on contracts in process rose to $984,629 at September 30, 2001 on costs incurred on contracts in process of $2,089,194 compared to estimated earnings on contracts in process of $720,333 on costs incurred on contracts in process of $1,974,471 at March 31, 2001. The increase is attributable to an expanded amount of work and an improved pricing.

Inventories declined $498,627 to $6,157,609 principally due to a decline in finished products inventories. The decline in finished products inventories is due to shipments of finished products by the electronic products segment during the first quarter.

Prepaid expenses increased to $305,458 at September 30, 2001 from $184,405 at March 31, 2001 reflecting the prepayment of insurance premium costs on the Company's commercial insurance coverage.

Equipment of discontinued operations held for sale, net reflects the net book value of property and equipment of the discontinued gear division held for sale.

The Company invested $413,173 for the acquisition of property and equipment during the six months ended September 30, 2001, compared to $1,401,545 for the six months ended September 30, 2000. The decrease in capital expenditures is primarily attributable to higher than normal expenditures for manufacturing equipment at the Company's electronic products segment during the prior year period.

Goodwill, net of accumulated amortization, declined $1,178,990 to $4,483,807 at September 30, 2001 primarily due to write-down of goodwill associated with the discontinuation of the Company's gear division operations.

Accounts payable declined $126,595 to $2,651,142 at September 30, 2001 from $2,777,737 at March 31, 2001, primarily due to reduced raw material inventory purchases.

Other current liabilities increased $152,814 to $1,183,842 at the end of the first half from $1,031,028 at March 31, 2001. The increase is primarily attributable to the accrual of $139,600 for amounts due under a contingent pricing arrangement.

Current portion of long-term debt decreased $106,479 to $759,206 primarily due to the retirement of a portion of the Company's term debt during the first half of the year.

Revolving line-of-credit declined $582,000 to $3,455,000 at September 30, 2001 from $4,037,000 at March 31, 2001. The decrease is attributable to lower working capital requirements during the six months ended September 30, 2001 arising principally from lower levels of accounts receivable and finished products inventory.

Term debt and accrued future losses of discontinued operation reflects the current indebtedness of the discontinued gear division of $797,704 and $663,792 representing the expected future operating losses to be incurred during phase-out of operations (see Note 9).

Billings in excess of costs and estimated earnings on uncompleted contracts rose $265,282 to $463,101 at September 30, 2001 from $197,819 at March 31, 2001 reflecting billing to customers for certain sponsored development contracts in advance of performance of the associated work.

Long-term debt decreased $1,191,424 to $1,414,651 at September 30, 2001 reflecting principal repayments on the Company's term bank debt during the first half and the reclassification of the term debt of the discontinued gear division to current liabilities.

Common stock and additional paid-in capital increased to $175,617 and $51,112,499 at September 30, 2001, respectively, compared to $174,233 and $50,626,120 at March 31, 2001. The increases were primarily due to issuances of common stock under the Company's employee benefit plans.


Results of Continuing Operations

Continuing operations for the quarter ended September 30, 2001, resulted in a net loss of $785,661 or $.05 per share compared to a net loss of $815,697 or $0.05 per share for the quarter ended September 30, 2000. Continuing operations for the six months ended September 30, 2001 resulted in a net loss of $955,460 or $0.06 per share compared to a net loss of $831,175 or $0.05 per share for the six months ended September 30, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter increased by $71,917 to ($310,669) or $(.02) per share and increased by $24,629 to $11,861 or nil per share for the six months ended September 30, 2001.

Total revenue from continuing operations for the quarter ended September 30, 2001 declined $866,648 or 14 percent to $5,221,487 compared to $6,088,135 for the comparable quarter last year. For the six months ended September 30, 2001 total revenue declined $540,601 or 4 percent to $11,731,281 compared to $12,271,882 for the comparable period last year. Contract services revenue increased $288,163 or 82% to $641,044 compared to $352,881 for the comparable quarter last year, and rose $419,376 or 47% to $1,317,275 compared to $897,899 for the six months ended September 30, 2001. The increase in contract services revenue is attributable to improved demand for development projects. Product sales for the quarter declined $1,154,811 or 20% to $4,580,443 versus $5,735,254 for the comparable quarter last year. Product sales for the six months ended September 30, 2001 declined $959,977 or 8% to $10,414,006 compared to $11,373,983 for the first half last year. Mechanical product sales revenue increased $342,344 or 44% to $1,116,839 and increased $468,682 or 30% to
$2,049,375 for the quarter and six months ended September 30, 2001, respectively, compared to $774,495 and $1,580,693 for the comparable periods last year due to increased shipments of wheel chair motors. Electronic product sales revenue decreased $1,321,857 or 29% to $3,266,117 and decreased $1,279,547 or 14% to $7,887,859 for the quarter and six months ended September 30, 2001, respectively, compared to $4,587,974 and $9,167,406 for the comparable periods last year. The decrease is primarily attributable to lower revenue from consumer products in the Company's electronics products segment.

Gross profit margins for the second quarter and first half were 8.6 percent and
11.7 percent, respectively, compared to 9.7 percent and 12.9 percent for the comparable quarter and six month period last year. Gross profit margins on contract services was 30.8 percent and 27.0 percent for the quarter and six months ended September 30, 2001 compared to a negative 7.8 percent and positive
3.5 percent for the comparable periods last year. The improvement in gross profit margin on contract services is attributable to improved performance and improved margins on development programs. Gross profit margins on product sales for the second quarter and first half were 5.5 percent and 9.7 percent, respectively, compared to 10.7 percent and 13.7 percent for the comparable periods last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption at the Company's electronic product segment.

Research and development expenditures during the second quarter declined $20,900 to $6,601 compared to $27,501 due to a decrease in cost share development programs, and increased $5,334 to $70,744 compared to $65,410 for the first half due to higher levels of internally-funded development activities.

General and administrative expense for the second quarter increased $94,532 to $1,113,293 and increased $145,036 to $2,016,363 for the quarter and six months ended September 30, 2001, respectively, compared to $1,018,761 and $1,871,327 for the comparable prior year periods. The increase for both periods was primarily due to acquisition related expenses of $156,461 during the second quarter.

Impairment of assets in the prior year periods presented represents charges associated with the retirement of certain older machines taken out of service.

Interest income was $19,516 and $44,297 for the quarter and six months ended September 30, 2001 compared to $13,459 and $37,773 for the comparable prior year periods. The increase for the quarter and six months is attributable to higher levels of invested cash.

Interest expense increased $23,943 to $90,711 and $73,833 to $197,528 for the quarter and six months ended September 30, 2001, respectively. The increase is attributable to higher levels of borrowing on the Company's revolving line-of-credit during the quarter and six months ended September 30, 2001 versus the comparable periods last year.


Results of Discontinued Operations

Operations for the quarter ended September 30, 2001, for the gear division resulted in a net loss of $2,003,094 or $.11 per share compared to a net loss of $259,993 or $0.01 per share for the quarter ended September 30, 2000. Operations for the six months ended September 30, 2001 resulted in a net loss of $2,321,100 or $0.13 per share compared to a net loss of $577,393 or $0.03 per share for the six months ended September 30, 2000.

The increase in losses for both periods is attributable to the write-down of the goodwill and the accrual for estimated operating losses to be incurred during the phase-out period, which totaled $1,676,450 or $0.10 per share.

Total revenue for the quarter ended September 30, 2001 was $345,070 compared to $343,199 for the comparable quarter last year. For the six months ended September 30, 2001 total revenue rose $73,458 or 12 percent to $698,399 compared to $624,941 for the comparable period last year. The increase for the six month period is attributable to increased aerospace work.

General and administrative expense for the second quarter increased to $58,997 and $117,995 for the quarter and six months ended September 30, 2001 compared to $45,738 and $93,905 for the comparable periods last year. The increase for the quarter and the six months period is primarily attributable to higher payroll costs.

Interest income was $1,710 and $2,182 for the quarter and six months ended September 30, 2001 compared to $2,681 and $5,080 for the comparable prior year periods. The decrease for the quarter and six months is attributable to the application of cash to fund working capital requirements.

Interest expense decreased to $32,260 and $66,098 for the quarter and six month period ended September 30, 2001 compared to $38,031 and $77,517 for the comparable periods last year, respectively. The decrease is attributable to lower levels of term debt.


Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and six months ended September 30, 2001 were adequate to meet operating needs. Net cash provided by operating activities was $1,643,097 for the six months ended September 30, 2001 versus net cash used by operating activities of $1,226,033 for the six months ended September 30, 2000. Cash requirements throughout the first half of the year were funded from existing cash balances, cash generated from operations and proceeds from the exercise of employee stock options.

The increase in cash from operating activities is primarily attributable to lower levels of accounts receivable ($1,090,877) and inventory ($557,455) during the first six months, substantially all of which was applied to the reduction of debt.

Cash used by investing activities for the first half of the year was $445,380 compared to $1,103,346 for the comparable period last year, reflecting lower levels of capital expenditures.

Coincident with the Company's decision to exit the gear contract manufacturing business the Company amended its mechanical product segment line-of-credit with a commercial bank effective September 30, 2001, decreasing the available facility from $750,000 to $400,000, of which no amount was drawn, eliminating performance related covenants and extending the expiration date to July 2002. In addition, the Company agreed to reduce the outstanding balance of its mortgage debt to the bank by an additional $242,311 in October 2001. Management believes the loan agreement, as amended, will allow for the orderly liquidation of its gear division and the term debt collateralized by gear division assets. The Company's other line-of-credit covering its electronics segment is with a commercial bank in the amount of $4.0 million and expires in December 2001. The Company expects to either renew the line-of-credit on or before its expiration date or replace it with a similar facility. At September 30, 2001, $3,455,000 was drawn against this facility. Both loan agreements have terms limiting borrowings on the line to certain percentages of eligible accounts receivable and inventory and have been unconditionally guaranteed by UQM Technologies as the parent entity.

The Company believes that is existing cash balances and bank lines-of-credit will be sufficient to meet its operating capital requirements for at least the next twelve months, exclusive of acquisition financing requirements, however, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments, the Company could experience a material adverse change in its liquidity and results of operations.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations and through issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

The adoption of SFAS 141 will not have an effect on the Company's consolidated financial statements. Management is currently assessing the impact, if any, of SFAS 142 and 144 on the Company's consolidated financial statements for future periods.


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's lines-of-credit have variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of September 30, 2001. A one percent change in the prime interest rate would increase or decrease interest expense by $34,550 on an annual basis based on outstanding borrowings at September 30, 2001 on debt with adjustable interest rate provisions.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities

The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and a warrant to acquire on share of common stock at an exercise price of $8.00 per share. At September 30, 2001 warrants to purchase 299,375 shares of common stock were outstanding. The warrants were scheduled to expire on various dates from September 13 to October 8, 2001, and were unilaterally extended by the Company to October 31, 2001. The Company has offered to further extend the warrants for an additional two years for an additional payment based on the Black-Scholes model. At November 8, 2001, warrants to purchase 38,250 shares had been so extended.

Item 4.  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of UQM Technologies, Inc. was held on August 22, 2001. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1:     Election of Directors
                                                                  Withhold
                                                 For             Authority
                                               ---------         ---------

                      William G. Rankin        15,449,526         103,385
                      J. B. Richey             15,450,651         102,260
                      Ernest H. Drew           15,450,651         102,260
                      Stephen J. Roy           15,450,351         102,560

Proposal 2:     Proposal to ratify the appointment of KPMG LLP as the
                independent auditors of the Company.

                        For            Against          Abstain
                     ----------        -------          -------
                     15,474,207         25,529           53,175

Outstanding votable shares:  17,451,518

Total voted shares represented in person and by proxy:  15,552,911

Percentage of the outstanding votable shares:  89.12%

Item 5. Other Information

The following risk factors are applicable to our business:

1. We have incurred significant operating losses.

We have incurred significant operating losses as shown in the following tables:

           Quarter ended September 30,        Six Months ended September 30,
           ---------------------------        ------------------------------
            2001            2000            2001          2000
            ----            ----            ----          ----

Net loss   $ 2,788,755     $ 1,075,690     $ 3,276,560   $ 1,408,568

                               Fiscal Year Ended March 31,
                               ----------------------------
                        2001                    2000                    1999
                        ----                    ----                    ----

Net loss             $ 3,140,122              $ 6,471,807            $ 3,754,070

We have had accumulated deficits as follows:

March 31, 2001    $ 35,164,723

March 31, 2000    $ 32,024,601

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

2. We depend on a few large customers.

A significant portion of our total revenue has historically been concentrated among three large customers. Our electronic products segment manufactures products to customers' design specifications as a contract manufacturer. As such, we purchase inventory on behalf of customers for which the customer is financially obligated in the event his production order with us is cancelled or otherwise not fulfilled. Our loan agreements have terms limiting borrowings to certain percentages of eligible accounts receivable and inventory. Some of our significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent any of these customers experiences financial difficulties sufficient to impair their ability to honor their financial commitments, we could experience an adverse material change in our liquidity and results of operations.

3. We may require additional financing.

We expect to have operating losses during fiscal 2002. Cash balances stood at $2,587,567 at September 30, 2001. If general economic conditions deteriorate further our losses could become larger consuming some or all of our current cash balances. Over the last several years we have experienced substantial growth in our revenue which has increased our working capital requirements. Should future growth continue at a similar rate or an accelerated rate, the working capital requirements to fund our operations may consume our existing cash balances.

We are actively pursuing accretive and synergistic acquisition opportunities as part of our business plan. We may need additional financing to complete acquisitions.

We have revolving lines-of-credit with two banks which permit borrowings up to $4.4 million depending on the level of our trade accounts receivable and inventories. At September 30, 2001, maximum borrowings were limited to $4.0 million of which $3.5 million had been borrowed and an additional $0.5 million was available to be borrowed. If customers were not to honor financial obligations for the inventory we hold for them, or not pay the accounts receivable due from them, we would be required to repay a portion of the loan in order to be in compliance with our borrowing limitation provisions and operating performance of our loan agreement covenants. We cannot assure you that we would then be able to obtain waivers of such covenants or to obtain replacement financing on terms acceptable to us. In such a circumstance, we would have to curtail certain of our operations which could result in lower revenue levels and additional operating losses. We were in compliance with all our loan covenants as of September 30, 2001.

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

Currently, many sectors of the agricultural, automotive, truck and computer industries are experiencing a significant decrease in demand for their products and services, which has led to reduced demand for the products manufactured by us for our customers in these industries. One of our largest customers has recently significantly reduced the level of deliveries of products manufactured by us to customer specifications, causing the level of raw materials inventory ordered on his behalf to grow substantially. A protracted downturn in these industries or the failure of any of our customers to honor their financial obligations to us could have a significant negative impact on our business liquidity and results of operations.

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

Although our operations are generally not seasonal, our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock could decline. The factors that contribute to fluctuations include:

o    the timing of customer orders

o    market acceptance of our products and our customers' new products

o our ability to manage the timing and amount of our procurement of components to avoid delays in production and excess inventory levels

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

                             UQM Technologies, Inc.
                             Registrant

Date: November 9, 2001       By:/s/ Donald A. French
                                    Donald A. French
                                    Treasurer
                                   (Principal Financial and
                                    Accounting Officer)