Form 10-Q
period 2001-12-31
UQM TECHNOLOGIES INC
filed 2002-02-04
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     Quarterly report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

[ ]     Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 28, 2002, was 17,678,848.

PART I - FINANCIAL INFORMATION

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
Assets	2001	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,254,768	2,399,006
Accounts receivable (notes 6 and 8)	2,280,361	3,899,041
Costs and estimated earnings in excess of billings on uncompleted contracts (note 3)	687,017	572,009
Inventories (notes 4, 6 and 8)	5,274,889	6,656,236
Prepaid expenses	273,776	184,405
Equipment of discontinued operations held for sale, net (note 9)	1,500,686	-
Other	2,856	52,065

Total current assets	12,274,353	13,762,762

Property and equipment, at cost:
Land	181,580	181,580
Building	1,247,265	1,240,435
Machinery and equipment	8,618,193	12,433,475
	10,047,038	13,855,490
Less accumulated depreciation	(5,143,449)	(6,577,035)

Net property and equipment	4,903,589	7,278,455

Patent and trademark costs, net of accumulated amortization of $205,585 and $170,204	746,404	731,707

Goodwill, net of accumulated amortization of $1,107,712 and $873,793	4,416,220	5,662,797

Other assets	45,872	45,872

	$ 22,386,438 ============	27,481,593 ===========

		(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	December 31,	March 31,
Liabilities and Stockholders' Equity	2001	2001
	(unaudited)
Current liabilities:
Accounts payable	$ 2,802,585	2,777,737
Other current liabilities (note 5)	951,309	1,031,028
Current portion of long-term deferred gain on sale of real estate	483,209	115,713
Current portion of long-term debt	523,865	865,685
Revolving line-of-credit (note 6)	2,820,000	4,037,000

Term debt and accrued future losses of discontinued operations (note 9)	1,311,196	-
Billings in excess of costs and estimated earnings on uncompleted contracts (note 3)	238,853	197,819

Total current liabilities	9,131,017	9,024,982

Long-term deferred gain on sale of real estate	-	636,423
Long-term debt, less current portion	1,279,553	2,606,075

Total liabilities	10,410,570	12,267,480

Stockholders' equity (notes 7 and 13):
Common stock, $.01 par value, 50,000,000
shares authorized; 17,566,359 and
17,423,358 shares issued	175,664	174,233
Additional paid-in capital	51,237,932	50,626,120
Accumulated deficit	(39,021,033)	(35,164,723)
Accumulated other comprehensive income	(384,300)	(384,300)
Note receivable from officer	(32,395)	(37,217)

Total stockholders' equity	11,975,868	15,214,113

Commitments (note 12)

	$ 22,386,438 ============	27,481,593 ===========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Revenue (note 8):
Contract services	$ 888,736	594,708	2,206,011	1,492,607
Product sales	4,277,233	6,345,238	14,691,239	17,719,221
	5,165,969	6,939,946	16,897,250	19,211,828

Operating costs and expenses:
Costs of contract services	640,951	470,129	1,602,249	1,336,470
Costs of product sales	4,161,723	5,639,740	13,563,029	15,676,136
Research and development	16,450	14,050	87,194	79,460
General and administrative	938,807	856,652	2,955,170	2,727,979
Amortization of goodwill	67,587	67,587	202,761	202,761
	5,825,518	7,048,158	18,410,403	20,022,806

Loss from operations	(659,549)	(108,212)	(1,513,153)	(810,978)

Other income (expense):
Interest income	14,003	8,320	58,300	46,093
Interest expense	(95,273)	(79,489)	(292,801)	(203,184)
Minority interest share of earnings
of consolidated subsidiary	-	(20,213)	-	(59,790)
Gain on sale of real estate	161,069	-	218,928	-
Other	-	4	(6,484)	(2,906)
	79,799	(91,378)	(22,057)	(219,787)
Loss from continuing operations	(579,750)	(199,590)	(1,535,210)	(1,030,765)

Discontinued operations (note 9):

Loss from operations of discontinued gear division	-	(229,949)	(644,650)	(807,342)

Loss on disposal of gear division including provision of $663,792 for operating losses during phase-out period	-	-	(1,676,450)	-
	-	(229,949)	(2,321,100)	(807,342)

Net loss	$ (579,750) =============	(429,539) ===========	(3,856,310) ===========	(1,838,107) ============

Net loss per common share - basic and diluted (note 10)
Continuing operations	$ (.03)	(.01)	(.09)	(.06)
Discontinued operations	-	(.01)	(.13)	(.04)
	$ (.03) =========	(.02) =====	(.22) =====	(.10) =====

Weighted average number of shares of common stock outstanding (note 10)	17,536,527 ===========	17,363,215 ==========	17,508,078 ==========	17,282,878 ==========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended December 31,
	2001	2000

Cash flows provided (used) by operating activities of continuing operations:
Loss from continuing operations	$ (1,535,210)	(1,030,765)

Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation and amortization	1,175,255	1,073,319
Deferred gain on sale of real estate	(268,927)	-
Impairment of assets	-	216,818
Minority interest share of earnings of consolidated subsidiary	-	59,789
Non-cash compensation expense for common stock, stock options and warrants issued for services	9,558	79,176
Loss on sale of property and equipment	6,493	2,917
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	1,502,364	(1,763,683)
Inventories	1,424,838	(3,717,566)
Prepaid expenses and other current assets	(42,014)	(22,138)
Accounts payable and other current liabilities	(55,010)	2,703,985
Billings in excess of costs and estimated earnings on uncompleted contracts	41,034	343,192

Net cash provided (used) by operating activities of continuing operations	2,258,381	(2,054,956)

Cash flows used by investing activities of continuing operations:
Acquisition of property and equipment	(496,468)	(1,981,834)
Proceeds from sale of property and equipment	-	7,000
Increase in patent and trademark costs	(50,078)	(39,707)
Proceeds from sale of Germany joint venture	-	400,000
Investment in other long-term assets	-	(75,000)

Net cash used by investing activities of continuing operations	$ (546,546)	(1,689,541)

(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows provided (used) by financing activities of continuing operations:
Borrowings (repayments) on revolving line-of-credit, net	$(1,217,000)	2,480,000
Proceeds from borrowings	-	700,000
Repayment of debt	(715,712)	(565,249)
Issuance of common stock upon exercise of employee options, net of note repayments	487,626	934,095
Issuance of common stock under employee stock purchase plan	15,874	25,720
Issuance of common stock upon exercise of Warrants	105,007	96,000
Distributions paid to holders of minority
Interest	-	(50,508)

Net cash provided (used) by financing activities of continuing operations	(1,324,205)	3,620,058

Cash provided (used) by continuing operations	387,630	(124,439)

Net cash used in discontinued operations	(531,868)	(543,349)

Decrease in cash and cash equivalents	(144,238)	(667,788)

Cash and cash equivalents at beginning of period	2,399,006	2,085,115

Cash and cash equivalents at end of period	$ 2,254,768 ===========	1,417,327 =========

Interest paid in cash during the period	$ 303,355	307,552 =========

Non-cash investing and financing transactions:

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the nine months ended December 31, 2001 and December 31, 2000, respectively, the Company issued 64,360 and 20,045 shares of common stock for options exercised for an aggregate exercise price of $234,875 and $63,864, for which the Company received 36,302 and 7,983 shares of common stock as payment for the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

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

  The estimated period to complete contracts in process ranged from one to sixteen months at December 31, 2001, and from one to fifteen months at March 31, 2001. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within seventeen months. Contracts in process consist of the following:

	December 31, 2001	March 31, 2001
	(unaudited)

Costs incurred on uncompleted contracts	$ 2,687,173	1,974,471
Estimated earnings	1,237,981	720,333
	3,925,154	2,694,804
Less billings to date	(3,476,990)	(2,320,614)

	$ 448,164 ===========	374,190 =========
Included in the accompanying balance sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 687,017	572,009
Billings in excess of costs and estimated earnings on uncompleted contracts	(238,853)	(197,819)

	$ 448,164 ===========	374,190 ==========

(4) Inventories consist of:
	December 31, 2001	March 31, 2001
	(unaudited)

Raw materials	$ 3,914,417	5,159,632
Work in process	1,035,588	352,632
Finished products	324,884	1,143,972

	$ 5,274,889 ===========	6,656,236 =========

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

(5) Other current liabilities consist of:
	December 31, 2001	March 31, 2001
	(unaudited)

Accrued interest	$ 31,362	41,917
Accrued legal and accounting fees	69,000	85,110
Accrued payroll, commissions, personal property taxes and real estate taxes	678,612	684,296
Accrued warranty costs	58,404	34,275
Customer deposits and prepayments	23,635	44,575
Other	90,296	140,855

	$ 951,309 =========	1,031,028 =========

(6) Lines-of-credit

At December 31, 2001, the Company had lines-of-credit of $.4 million and $4.0 million. The $.4 million line-of-credit expires in July, 2002 and had no amount outstanding at December 31, 2001. The $4.0 million line-of-credit is due on demand, but if no demand is made, it is due April 15, 2002. Interest on the lines-of-credit is payable monthly at prime plus .75% (5.50% at December 31, 2001) and prime plus 3% (7.75% at December 31, 2001), respectively. Outstanding borrowings under both lines-of-credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory which changes from month-to-month. At December 31, 2001 the Company's borrowings on its lines-of-credit were limited to $3.4 million of which borrowings of $2.8 million were outstanding. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The $4.0 million line-of-credit also requires the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2001, the Company was in compliance with the required ratios. However, the bank has nevertheless notified the Company that it does not intend to renew the Company's $4.0 million line-of-credit beyond its current expiration date of April 15, 2002. The Company expects to replace this facility with a similar line-of-credit, however, we cannot provide assurance that the line-of-credit will be replaced or if it is replaced that the new line-of-credit will be sufficient to meet the Company's funding needs. If the Company is unsuccessful in securing a replacement line-of-credit it could have a materially adverse impact on the Company's financial condition, results of operations and liquidity.

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

The following table summarizes activity under the plans for the nine months ended December 31, 2001:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at March 31, 2001	2,814,820	$5.96
Granted	7,500	4.54
Exercised	(176,541)	4.07
Forfeited	(166,362)	7.64

Outstanding at December 31, 2001	2,479,417 =========	$5.99

Exercisable at December 31, 2001	1,774,562 =========	$5.49

The following table presents summarized information about stock options outstanding at December 31, 2001:
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$2.25 - 3.31	427,198	3.6 years	$3.00	427,198	$3.00
$3.50 - 5.00	663,251	4.7 years	$4.27	571,231	$4.25
$6.25 - 8.75	1,388,968	6.4 years	$7.73	776,133	$7.77
$2.25 - 8.75	2,479,417	5.5 years	$5.99	1,774,562	$5.49

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The following table presents summarized activity under the plan for the nine months ended December 31, 2001:

	Shares Under Option	Weighted-Average Exercise Price

Outstanding at March 31, 2001	47,060	$5.96
Granted	7,076	$5.85
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2001	54,136 =======	$5.94

Exercisable at December 31, 2001	38,509 ======	$5.81

The following table presents summarized information about stock options outstanding for non-employee directors:
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$4.25 - 5.06	25,275	4.9 years	$4.76	22,183	$4.83
$5.85 - 8.00	28,861	4.4 years	$6.98	16,326	$7.14
$4.25 - 8.00	54,136 ======	4.6 years	$5.94	38,509 ======	$5.81

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

	Quarter Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Net loss - as reported	$ (579,750)	(429,539)	(3,856,310)	(1,838,107)
Compensation expense - current period option grants	(1,463)	(4,850)	(3,963)	(34,200)
Compensation expense - prior period option grants	(323,527)	(175,800)	(1,021,383)	(626,490)

Net loss - pro forma	$ (904,740) ===========	(610,189) =========	(4,881,656) ===========	(2,498,797) ===========
Net loss per common share - as reported	$ (.03) ======	(.02) ======	(.22) ======	(.10) ======

Net loss per common share - pro forma	$ (.05)	(.04)	(.28)	(.14)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Expected volatility	4.84%	4.83%	4.81%	4.72%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.5%	5.7%	4.3%	6.2%
Expected life of options granted	5.9 years	5.9 years	4.5 years	5.6 years
Fair value of options granted as computed under the Black Scholes option pricing model	$2.34 per share	$2.91 per share	$2.23 per share	$3.94 per share

Future pro forma compensation cost for the remainder of the fiscal year and each fiscal year thereafter, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense

2002	$ 286,490
2003	$ 1,026,213
2004	$ 472,508
2005	$ 4,175

Warrants

The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and a warrant to acquire one share of common stock at an exercise price of $8.00 per share. During fiscal 2001 warrants to purchase 188,250 shares of common stock were extended for a period of two years at the fair value of such extension resulting in cash proceeds to the Company of $105,007. The extended warrants expire October 2003 and all of the extended warrants remain outstanding at December 31, 2001.

  Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue from continuing operations has been derived and the percentage of total revenue is summarized as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Customer A	$ 1,215,880	1,318,547	4,023,295	3,352,234
B	539,288	2,210,317	1,676,182	4,408,535
C	1,051,340	646,528	3,100,715	2,227,221

	$ 2,806,508 ===========	4,175,392 =========	8,800,192 =========	9,987,990 =========

Percentage of total revenue	54%	60%	52%	52%

The significant customers for the quarter and nine months ended December 31, 2001 and 2000 were customers in the Company's electronic products and mechanical products segments. These customers, in total, also represented 42% and 77% of total accounts receivable at December 31, 2001 and 2000, respectively. In addition, the Company's electronic products segment manufactures products to customers design specification as a contract manufacturer. As such, the Company purchases inventory on behalf of customers for which the customer is financially obligated in the event his production order with the Company is cancelled or otherwise not fulfilled. Substantially all inventories carried by the electronic products segment are covered by customer commitments and approximately $1.6 million is attributable to customers A and B.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $266,037 and $244,531 for the quarter ended December 31, 2001 and 2000, respectively, and $706,464 and $576,677 for the nine months ended December 31, 2001 and 2000, respectively.

  Discontinued Operations

  In October, 2001, the Company formalized a plan to close its contract gear manufacturing business which is part of its mechanical products segment. The Company expects to complete performance under its existing contracts and sell its contract gear manufacturing assets for an amount approximating its net book value by the second quarter of fiscal 2003. Accordingly, the operating results of this division for the quarter and nine months ended December 31, 2001 have been reported separately as discontinued operations together with estimated losses from the disposal of division assets and an accrual for estimated operating losses to be incurred during the phase-out period. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been reallocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

  UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements, Continued
  (unaudited)

  Net revenue and losses from the discontinued gear division are shown in the following table. Losses for the quarter ended December 31, 2001 were applied as a reduction of the liability for accrued future losses of discontinued operations.

	Quarter Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Net sales	$ 424,824	472,687	1,123,223	1,097,627
Net loss	$ (83,282)	(229,949)	(2,321,100)	(807,342)

  Assets and liabilities of the discontinued gear division were as follows:

	December 31, 2001	March 31, 2001
	(unaudited)

Accounts receivable, inventories and other assets	506,684	466,353
Property and equipment, net	1,500,686	1,927,728
Goodwill, net	-	1,043,816

Total assets	2,007,370	3,437,897

Accounts payable and other liabilities	233,958	233,819
Accrued future loses of discontinued operations	580,510	-
Term debt	730,686	952,630

Total liabilities	1,545,154	1,186,449

Net assets of discontinued gear division	462,216 =======	2,251,448 =========

  As of December 31, 2001 all assets and liabilities of the discontinued gear division have been classified as current.

  Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and nine months ended December 31, 2001 and 2000. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of December 31, 2001, the Company has outstanding options to purchase 2,533,553 shares of its common stock and warrants to purchase 188,250 shares of its common stock which could potentially dilute basic earnings per share in the future.
  Segments

  The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in Note 9 the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness

  UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements, Continued
  (unaudited)

  assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense is allocated to all segments of continuing operations.

  During the quarter and nine months ended December 31, 2001, intersegment sales or transfers were immaterial.

  The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

  The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the quarter ended December 31, 2001:

	Technology	Mechanical Products	Electronic Products	Total

Revenue	$ 904,687	1,051,340	3,209,942	5,165,969
Interest income	11,996	2,007	-	14,003
Interest expense	-	(15,287)	(79,986)	(95,273)
Depreciation and
amortization	(79,228)	(42,747)	(215,900)	(337,875)
Goodwill amortization	-	-	(67,587)	(67,587)
Segment earnings (loss) from continuing operations	136,137	(51,192)	(664,695)	(579,750)
Assets of continuing operations	5,240,183	2,585,434	12,553,451	20,379,068
Assets of discontinued operations	-	2,007,370	-	2,007,370
Total segment assets	5,240,183	4,592,804	12,553,451	22,386,438
Expenditures for segment assets	$ (39,399)	(2,226)	(59,541)	(101,166)

  UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements, Continued
  (unaudited)

  The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the quarter ended December 31, 2000:

		Mechanical Products
	Technology		Electronic Products	Total

Revenue	$ 599,033	646,528	5,694,385	6,939,946
Interest income	8,143	177	-	8,320
Interest expense	(13,463)	(4,131)	(61,895)	(79,489)
Depreciation and amortization	(100,271)	(25,506)	(185,243)	(311,020)
Goodwill amortization	-	-	(67,587)	(67,587)
Segment earnings (loss) from continuing operations	(245,943)	78,293	(31,940)	(199,590)
Assets of continuing operations	8,090,699	2,377,136	14,957,352	25,425,187
Assets of discontinued operations	-	3,739,042	-	3,739,042
Total segment assets	8,090,699	6,116,178	14,957,352	29,164,229
Expenditures for segment assets	$ (77,186)	-	(509,009)	(586,195)

  The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the nine months ended December 31, 2001:

	Technology	Mechanical Products	Electronic Products	Total

Revenue	$ 2,698,734	3,100,715	11,097,801	16,897,250
Interest income	56,050	2,250	-	58,300
Interest expense	-	(22,631)	(270,170)	(292,801)
Depreciation and amortization	(240,199)	(99,562)	(632,733)	(972,494)
Goodwill amortization	-	-	(202,761)	(202,761)
Segment earnings (loss) from continuing operations	(307,077)	38,050	(1,266,183)	(1,535,210)
Assets of continuing operations	5,240,183	2,585,434	12,553,451	20,379,068

Assets of discontinued operations	-	2,007,370	-	2,007,370
Total segment assets	5,240,183	4,592,804	12,553,451	22,386,438
Expenditures for segment assets	$ (216,420)	(14,454)	(315,672)	(546,546)

  UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements, Continued
  (unaudited)

  The following table summarizes significant financial statement information for the continuing operations of each of the reportable segments for the nine months ended December 31, 2000:

	Technology	Mechanical Products	Electronic Products	Total

Revenue	$ 2,122,816	2,227,221	14,861,791	19,211,828
Interest income	45,359	734	-	46,093
Interest expense	(41,482)	(12,744)	(148,958)	(203,184)
Depreciation and amortization	(297,620)	(76,033)	(496,905)	(870,558)
Goodwill amortization	-	-	(202,761)	(202,761)
Segment earnings (loss) from continuing operations	(776,499)	205,776	(460,042)	(1,030,765)
Assets of continuing operations	8,090,699	2,377,136	14,957,352	25,425,187
Assets of discontinued operations	-	3,739,042	-	3,739,042
Total segment assets	8,090,699	6,116,178	14,957,352	29,164,229
Expenditures for segment assets	$ (332,043)	(4,574)	(1,759,924)	(2,096,541)

  Commitments and Contingencies

  Employment Agreements

  The Company has entered into employment agreements with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $415,000.

  Lease Commitments

  The Company has entered into operating lease agreements for office and manufacturing space and equipment which expire at various times through 2007. As of December 31, 2001, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year for the remainder of the fiscal year and each fiscal year thereafter are as follows:

2002	$ 136,412
2003	401,727
2004	274,242
2005	270,208
2006	261,868
Thereafter	252,140

$ 1,596,597 ===========

  UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements, Continued
  (unaudited)

  Rental expense under these leases totaled $138,222 and $151,887 for the quarter ended December 31, 2001 and 2000, respectively, and $418,279 and $433,387 for the nine months ended December 31, 2001 and 2000, respectively.

  Comprehensive Income

The Company's comprehensive loss for the quarter and nine months ended December 31, 2001 and 2000 was equal to its net loss.

Accumulated comprehensive loss as of December 31, 2001 and March 31, 2001 consists entirely of foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things the development of markets for our products. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5 Other Information.

Financial Condition

Cash and cash equivalents at December 31, 2001 was $2,254,768 and working capital (the excess of current assets over current liabilities) was $3,143,336 compared with $2,399,006 and $4,737,780,respectively, at March 31, 2001.

Accounts receivable declined $1,618,680 to $2,280,361 at December 31, 2001 from $3,899,041 at March 31, 2001. The decrease is primarily attributable to accelerated collections from a significant customer and lower revenue levels during the nine months ended December 31, 2001.

Costs and estimated earnings on uncompleted contracts increased $115,008 to $687,017 at December 31, 2001 from $572,009 at March 31, 2001. The increase was due to the performance of work on engineering contracts at a rate greater than the associated billing arrangements. Estimated earnings on contracts in process rose to $1,237,981 at December 31, 2001 on costs incurred on contracts in process of $2,687,173 compared to estimated earnings on contracts in process of $720,333 on costs incurred on contracts in process of $1,974,471 at March 31, 2001. The increase is attributable to an expanded amount of work and improved pricing.

Inventories declined $1,381,347 to $5,274,889 principally due to a decline in raw material and finished products inventories, offset by an increase in work-in-process inventories. The decline in raw materials inventories is due to usage of slow moving inventory. The decline in finished products inventory is due to shipments of substantially all electronic products segment finished goods inventory on hand at March 31, 2001.

Prepaid expenses increased to $273,776 at December 31, 2001 from $184,405 at March 31, 2001 reflecting the prepayment of insurance premium costs on the Company's commercial insurance coverage.

Equipment of discontinued operations held for sale, net reflects the net book value of property and equipment of the discontinued gear division held for sale.

The Company invested $496,468 for the acquisition of property and equipment during the nine months ended December 31, 2001, compared to $1,981,834 for the nine months ended December 31, 2000. The decrease in capital expenditures is primarily attributable to higher than normal expenditures for manufacturing equipment at the Company's electronic products segment during the prior year period.

Goodwill, net of accumulated amortization, declined $1,246,577 to $4,416,220 at December 31, 2001 primarily due to write-down of goodwill associated with the discontinuation of the Company's gear division operations.

Accounts payable increased $24,848 to $2,802,585 at December 31, 2001 from $2,777,737 at March 31, 2001, primarily due to the expansion of payment terms to vendors.

Other current liabilities decreased $79,719 to $951,309 at December 31, 2001 from $1,031,028 at March 31, 2001. The decrease is primarily attributable to lower levels of other expense accruals at December 31, 2001 as compared to March 31, 2001. Prior to the end of the quarter the Company paid $207,900 to a customer pursuant to the terms of a contingent pricing agreement. Under the terms of the agreement the customer was entitled to a retroactive adjustment in purchase price upon satisfaction of annual volume shipment targets.

Current portion of long-term debt decreased $341,820 to $523,865 primarily due to the retirement of a portion of the Company's term debt during the first nine months of the year and the reclassification of term debt and accrued future losses of discontinued operations as a current liability.

Revolving line-of-credit declined $1,217,000 to $2,820,000 at December 31, 2001 from $4,037,000 at March 31, 2001. The decrease is attributable to lower working capital requirements during the nine months ended December 31, 2001 arising principally from lower levels of accounts receivable and inventory.

Term debt and accrued future losses of discontinued operation reflects the reclassification of term debt of the discontinued gear division to current liabilities and the expected future operating losses to be incurred during the phase-out of operations which represented $730,686 and $580,510 of the balance at December 31, 2001, respectively.(see also Note 9 to the consolidated financial statements above).

Billings in excess of costs and estimated earnings on uncompleted contracts rose $41,034 to $238,853 at December 31, 2001 from $197,819 at March 31, 2001 reflecting billing to customers for certain sponsored development contracts in advance of performance of the associated work.

Long-term debt decreased $1,326,522 to $1,279,553 at December 31, 2001 reflecting principal repayments on the Company's term bank debt during the first nine months and the reclassification of the term debt of the discontinued gear division to current liabilities even though it doesn't mature until after April 2005.

Common stock and additional paid-in capital increased to $175,664 and $51,237,932 at December 31, 2001, respectively, compared to $174,233 and $50,626,120 at March 31, 2001. The increases were primarily due to issuances of common stock under the Company's employee benefit plans.

Results of Continuing Operations

Continuing operations for the quarter ended December 31, 2001, resulted in a net loss of $579,750 or $.03 per common share compared to a net loss of $199,590 or $0.01 per common share for the quarter ended December 31, 2000. Continuing operations for the nine months ended December 31, 2001 resulted in a net loss of $1,535,210 or $0.09 per common share compared to a net loss of $1,030,765 or $0.06 per common share for the nine months ended December 31, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter decreased by $337,521 to ($79,015) or nil per share and decreased by $312,892 to ($67,154) or nil per common share for the nine months ended December 31, 2001. EBITDA is a broadly used financial term which many investment professionals use as an approximation of the operating cash flow generated by a business. Management believes that this information may be useful to investors in the Company due to the amount of noncash depreciation and amortization charges reported by the Company. Investors are cautioned, however, that EBITDA is not a replacement or substitute for net earnings or loss determined by the application of generally accepted accounting principles and our calculation of EBITDA may not be comparable to similarly titled disclosures made by other companies.

Total revenue from continuing operations for the quarter ended December 31, 2001 declined $1,773,977 or 26 percent to $5,165,969 compared to $6,939,946 for the comparable quarter last year. For the nine months ended December 31, 2001 total revenue declined $2,314,578 or 12 percent to $16,897,250 compared to $19,211,828 for the comparable period last year. Contract services revenue increased $294,028 or 49% to $888,736 compared to $594,708 for the comparable quarter last year, and rose $713,404 or 48% to $2,206,011 compared to $1,492,607 for the nine months ended December 31, 2001 and December 31, 2000, respectively. The increase in contract services revenue is attributable to improved demand for development projects. Product sales for the quarter declined $2,068,005 or 33% to $4,277,233 versus $6,345,238 for the comparable quarter last year. Product sales for the nine months ended December 31, 2001 declined $3,027,982 or 17% to $14,691,239 compared to $17,719,221 for the first nine months of the year. Mechanical product sales revenue increased $404,812 or 63% to $1,051,340 and increased $873,494 or 39% to $3,100,715 for the quarter and nine months ended December 31, 2001, respectively, compared to $646,528 and $2,227,221 for the comparable periods last year due to increased shipments of wheel chair motors. Electronic product sales revenue decreased $2,484,443 or 44% to $3,209,942 and decreased $3,763,990 or 25% to $11,097,801 for the quarter and nine months ended December 31, 2001, respectively, compared to $5,694,385 and $14,861,791 for the comparable periods last year. The decrease is primarily attributable to lower revenue from consumer products.

Gross profit margins for the third quarter and first nine months were 7.0 percent and 10.3 percent, respectively, compared to 12.0 percent and 11.4 percent for the comparable quarter and nine month period last year. Gross profit margins on contract services was 27.9 percent and 27.4 percent for the quarter and nine months ended December 31, 2001 compared to 20.9 percent and 10.5 percent for the comparable periods last year. The improvement in gross profit margin on contract services is attributable to improved performance and margins on development programs. Gross profit margins on product sales for the third quarter and nine months were 2.7 percent and 7.7 percent, respectively, compared to 11.1 percent and 11.5 percent for the comparable periods last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption and inventory impairment charge of $143,649 at the Company's electronic product segment.

Research and development expenditures during the third quarter increased $2,400 to $16,450 compared to $14,050, and increased $7,734 to $87,194 compared to $79,460 for the nine months due to higher levels of internally-funded development activities.

General and administrative expense for the third quarter increased $82,155 to $938,807 and increased $227,191 to $2,955,170 for the quarter and nine months ended December 31, 2001, respectively, compared to $856,652 and $2,727,979 for the comparable prior year periods. The increase for both periods was primarily due to professional fees associated with acquisition related activities of $50,000 and $206,461 for the quarter and nine months, respectively.

Interest income was $14,003 and $58,300 for the quarter and nine months ended December 31, 2001 compared to $8,320 and $46,093 for the comparable prior year periods. The increase for the quarter and nine months is attributable to higher levels of invested cash.

Interest expense increased $15,784 to $95,273 and $89,617 to $292,801 for the quarter and nine months ended December 31, 2001, respectively. The increase is attributable to higher levels of borrowing on the Company's revolving line-of-credit during the quarter and nine months ended December 31, 2001 versus the comparable periods last year.

Results of Discontinued Operations

The losses of the discontinued gear division are reported as a reduction to the balance sheet caption - term debt and accrued future losses of discontinued operations. Gear operations for the quarter ended December 31, 2001 resulted in a loss of $83,282, which was applied as a reduction to the foregoing account versus a loss of $229,949 for the comparable quarter last year. Gear revenue for the quarter ended December 31, 2001 was $424,824 compared to $472,687 for the comparable quarter last year. Operations for the nine months ended December 31, 2001 resulted in a net loss of $2,321,100 or $0.13 per share compared to a net loss of $807,342 or $0.04 per share for the nine months ended December 31, 2000. Gear revenue for the nine months ended December 31, 2001 was $1,123,223 compared to $1,097,627 for the comparable period last year. EBITDA from gearing operations for the quarter and nine months ended December 31, 2001 was $(66,462) and $(1,758,904), respectively, versus $(122,297) and $(96,027) for the comparable prior year periods. See also note 9 to the consolidated financial statements above.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter and nine months ended December 31, 2001 were adequate to meet operating needs. Net cash provided by operating activities was $2,258,381 for the nine months ended December 31, 2001 versus net cash used by operating activities of $2,054,956 for the nine months ended December 31, 2000. The increase in cash provided by operating activities is primarily attributable to reduced working capital requirements resulting from lower levels of accounts receivable ($1,502,364) and inventory ($1,424,838). Cash requirements throughout the first nine months of the year were funded from existing cash balances, cash generated from operations and the exercise of employee stock options and warrant extensions, and borrowings on the Company's credit facilities.

Cash used by investing activities for the nine months ended December 31, 2001 was $496,468 compared to $1,981,834 for the comparable period last year, reflecting lower levels of capital expenditures.

Cash used in financing activities for the nine months ended December 31, 2001 was $1,324,205 consisting principally of net repayments on the Company's lines-of-credit and principal repayments on term debt.

At December 31, 2001, the Company had lines-of-credit of $.4 million and $4.0 million with two commercial banks. The $.4 million line-of-credit expires in July, 2002 and had no amount outstanding at December 31, 2001. The $4.0 million line-of-credit is due on demand, but if no demand is made, it is due April 15, 2002. Interest on the lines-of-credit is payable monthly at prime plus .75% (5.50% at December 31, 2001) and prime plus 3% (7.75% at December 31, 2001), respectively. Outstanding borrowings under both lines-of-credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory which changes from month-to-month. At December 31, 2001 the Company's borrowings on its lines-of-credit were limited to $3.4 million of which borrowings of $2.8 million were outstanding. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The $4.0 million line-of-credit also requires the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2001, the Company was in compliance with the required ratios. However, the bank has nevertheless notified the Company that it does not intend to renew the Company's $4.0 million line-of-credit beyond its current expiration date of April 15, 2002. The Company expects to replace this facility with a similar line-of-credit, however, we cannot provide assurance that the line-of-credit will be replaced or if it is replaced that the new line-of-credit will be sufficient to meet the Company's funding needs. If the Company is unsuccessful in securing a replacement line-of-credit it could have a materially adverse impact on the Company's financial condition, results of operations and liquidity.

The Company believes that its existing cash balances and bank lines-of-credit, if renewed or replaced, will be sufficient to meet its operating capital requirements for at least the next twelve months, exclusive of acquisition financing requirements. Some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments, or if the Company is unable to replace or renew its lines-of-credit on terms acceptable to the Company, the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. For the longer-term, the Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, seek strategic alliances to accelerate the commercialization of its technology and pursue synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, borrowings from banks, cash flow from operations and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS 141 will not have an effect on the Company's consolidated financial statements. SFAS No. 142 requires that, beginning on the first day of the Company's next fiscal year, goodwill no longer be amortized for any intangible assets determined to have an indefinite useful life acquired in a business combinations accounted for under the purchase method completed prior to June 30, 2001. In addition, the Company will be required to assign goodwill to specific reporting units and then test it for impairment at least annually under a two step approach designed to compare the carrying value of each reporting unit to the fair value of the reporting unit. Upon implementation, the Company will be required to reassess its intangible assets, including goodwill recorded in connection with earlier acquisitions accounted for under the purchase method, including their useful lives. The Company expects to implement SFAS 142 in the first fiscal quarter ending June 30, 2002. The Company has not yet assessed the impact the implementation of SFAS 142 will have on its financial condition and results of operations, and does not expect to do so until the quarter ending June 30, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Management is currently assessing the impact, if any, of SFAS No. 144 on the Company's consolidated financial statements for future periods.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's lines-of-credit have variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of December 31, 2001. A one percent change in the prime interest rate would increase or decrease interest expense by $28,200 on an annual basis based on outstanding borrowings at December 31, 2001 on debt with adjustable interest rate provisions.

Item 5. Other Information

The following risk factors are applicable to our business:

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:
	Quarter ended December 31,		Nine Months ended December 31,
	2001	2000	2001	2000

Net loss	$579,750	$ 429,539	$ 3,856,310	$ 1,838,107

	Fiscal Year Ended March 31,
	2001	2000	1999

Net loss	$ 3,140,122	$ 6,471,807	$ 3,754,070

We have had accumulated deficits as follows:
March 31, 2001	$ 35,164,723
March 31, 2000	$ 32,024,601

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

We may require additional financing.

The Company's principal lender has notified the Company that it does not intend to renew the Company's $4.0 million line-of-credit beyond its current expiration date of April 15, 2002. The Company cannot provide assurance that the line-of-credit will be replaced or if it is replaced that the new line-of-credit will be sufficient to meet the Company's funding needs. If the Company is unsuccessful in securing a replacement line-of-credit it could have a materially adverse impact on the Company's financial condition, results of operations and liquidity.

We expect to have operating losses during fiscal 2002. Cash balances stood at $2,587,567 at September 30, 2001. If our losses become larger, they could consume some or all of our current cash balances. Over the last several years we have experienced substantial growth in our revenue which has increased our working capital requirements. Should future growth continue at a similar rate or an accelerated rate, the working capital requirements to fund our operations may consume our existing cash balances.

We are actively pursuing acquisition opportunities as part of our business plan. We may need additional financing to complete acquisitions.

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

Our rapid annual growth rate and acquisitions have increased our operating complexity. We are actively considering possible future acquisitions at any given time. To manage continued rapid growth we must:

    -    expand, train and manage our employee base and attract and retain additional highly skilled personnel

    -    expand and improve our computer systems and software tools to manage our manufacturing and engineering activities

    -    continue to develop and market new products and services

    -    integrate acquired operations with our existing operations

    -    control expenses and working capital requirements related to the expansion of our business.

We cannot assure you that we will be able to satisfy these requirements, or otherwise manage our growth effectively, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are seeking to enter emerging markets that may not come to exist.

We have developed or are developing proprietary motors, generators and electronic inverters for emerging markets including electric, hybrid electric and fuel cell electric vehicles and distributed and renewable power generation. At present, the market for such products is not significant.

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

                               UQM Technologies, Inc.
                               Registrant

  Date: February 4, 2002       By:/s/ Donald A. French
                                      Donald A. French
                                      Treasurer
                                      (Principal Financial and
                                      Accounting Officer)