Form 10-K/A
period 2001-03-31
UQM TECHNOLOGIES INC
filed 2002-02-15
CIK 315449

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

                         Commission file number 1-10869

             UQM TECHNOLOGIES, INC. (Formerly Unique Mobility, Inc.)
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                          84-0579156
            (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)   Identification No.)

                  425 Corporate Circle, Golden, Colorado 80401
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X -----

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (17,077,166 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 13, 2001:

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

The typical architecture (Figure 1)[digram of motor omitted] of a UQM(R) motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth magnets are mounted on the outer circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearing which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator of the rotor interacts with the magnetic field of the rotor producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM(R) machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of (neodymium iron boron "NdFeB") magnet material in a wide range of consumer devices, such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing the Company to price its advanced motors and controls competitively with lesser performing conventional motors which management believes will accelerate the rate of commercialization of the Company's technology.

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

Customers and Suppliers

The Company has two significant customers in its electronic products segment, Tyco International, Ltd., and HandEra, Inc. which accounted for revenue of $4,706,810 and $6,427,983, respectively representing 17.5 percent and 23.9 percent of consolidated revenue, respectively.

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


Product sales for the year increased 30 percent to $24,613,779 compared to $18,894,923 for the year ended March 31, 2000 and 72 percent compared to $14,280,458 for the year ended March 31, 1999. Product sales for the fiscal year ended March 31, 2001 by the mechanical products segment increased $292,164 or 7 percent to $4,407,721 compared to $4,115,557 for the comparable fiscal year ended March 31, 2000. Mechanical product sales for the fiscal year ended March 31,2000 increased $582,686 or 16 percent compared to $3,532,871 in the prior fiscal year. The growth in revenue in the mechanical products segment for each fiscal year is primarily attributable to increased shipments of wheelchair motors. Product sales during fiscal 2001 for the electronic products segment increased 36 percent to $19,110,954 compared to $14,056,151 for the year ended March 31, 2000. The growth in revenue in the electronic products segment is primarily attributable to the launch of a value added product for an existing customer, higher production volumes for certain customers and new business launches during the fiscal year. Electronic product sales for the fiscal year ended March 31, 2000 increased 39 percent to $14,056,151 compared to $10,129,729 for the year ended March 31, 1999. The increase is primarily attributable to the addition of new customer accounts. Product sales for the year by the technology segment increased 51 percent to $1,095,104 compared to $723,215 for the year ended March 31, 2000. . Technology product sales for the fiscal year ended March 31, 2000 increased 17 percent compared to $617,858 for the fiscal year ended March 31, 1999. The growth in revenue in the technology segment for each fiscal year is primarily attributable to increased shipment of Powerphase 100(R) systems during the year.
Consolidated gross profit margin for fiscal 2001 was 7.4 percent compared to
15.4 and 8.2 percent for the comparable fiscal years ended March 31, 2000 and March 31, 1999, respectively. Gross profit on contract services was 15.4 percent this year compared to 23.7 and 3.0 percent for fiscal 2000 and fiscal 1999, respectively. The decline in contract services margins for the current year versus last year is attributable to cost overruns on development programs. The improvement in contract services margins for the current year versus fiscal 1999 is attributable to reduced levels of cost overruns on development programs and improved pricing. Gross profit margins on product sales this year were 6.6 percent compared to 14.6 and 8.7 percent in fiscal 2000 and fiscal 1999, respectively. The decrease in margins on product sales for this year versus fiscal 2000 and fiscal 1999 is primarily attributable to product launch costs and pricing pressure on selected accounts, the writedown of slow moving electronic raw material inventory and lower than expected overhead absorption on gear manufacturing operations in the Company's mechanical products segment.

Research and development expenditures for the fiscal year ended March 31, 2001 declined to $ 103,231 compared to $378,954 and $667,989 for the fiscal years ended March 31, 2000 and 1999, respectively. The decrease in this year versus fiscal 2000 and 1999 is generally attributable to lower levels of internally-funded development activities and cost-share type contracts Generally, research and development expenditures have declined over the last several years due to the completion of development activities associated with the launch of production wheelchair motors for Invacare Corporation in fiscal 1999, an are expected to remain at approximately current levels through the first half of fiscal 2002.


General and administrative expense for the year was $3,990,301 compared to $4,036,732 and $3,461,161 for fiscal years ended March 31, 2000 and 1999, respectively. The decrease in general and administrative expenses this year versus last year is primarily due to compensation payable to the Company's former CEO under the terms of his employment agreement last year. The increase in general and administrative expenses for this year versus the fiscal year ended March 31, 1999 is primarily attributable to increased marketing expenditures, investment banking fees associated with acquisition activities, and increased reserves for bad debts.

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

ITEM 8.  Financial Statements and supplementary data

The Company's unaudited quarterly financial data set forth in the Company's annual report to shareholders for the fiscal year ended March 31, 2001 is hereby incorporated by reference.

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



                                    KPMG LLP


Denver, Colorado
May 18, 2001

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets



                                                                        March 31,                March 31,
Assets                                                                    2001                     2000
------                                                                  ---------                ---------

Current assets:

   Cash and cash equivalents                                            $  2,399,006             2,085,115
   Accounts receivable (notes 8 15 and 20)                                 3,899,041             2,821,894
   Costs and estimated earnings in excess
     of billings on uncompleted contracts

     (note 2)                                                                572,009               329,111
   Inventories (notes 3 and 20)                                            6,656,236             3,120,279
   Prepaid expenses                                                          184,405               192,492
   Other                                                                      52,065               400,068
                                                                          ----------            ----------

           Total current assets                                           13,762,762             8,948,959
                                                                          ----------            ----------
Property and equipment, at cost:

   Land (notes 4 and 10)                                                     181,580               517,080
   Building (notes 4 and 10)                                               1,240,435             2,678,525
   Machinery and equipment (note 8 and 10)                                12,433,475            10,711,392
                                                                          ----------            ----------

                                                                          13,855,490            13,906,997
   Less accumulated depreciation                                          (6,577,035)           (5,365,304)
                                                                          ----------            ----------
           Net property and equipment                                      7,278,455             8,541,693
                                                                          ----------            ----------
Patent and trademark costs, net of
  accumulated amortization of $170,204
  and $125,078                                                               731,707               731,282

Goodwill, net of accumulated amortization
  of $989,362 and $656,696                                                 5,662,797             5,995,463

Other assets                                                                  45,872                40,446
                                                                          ----------            ----------
                                                                        $ 27,481,593            24,257,843
                                                                          ==========            ==========

                                   (Continued)

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued



                                                                        March 31,             March 31,
Liabilities and Stockholders' Equity                                     2001                  2000
------------------------------------                                   ---------             ---------

Current liabilities:

   Accounts payable                                                     $  2,467,259             1,379,316
   Other current liabilities (notes 9
     and 20)                                                               1,341,506               845,462
   Current portion of long-term deferred

     gain on sale of real estate (note 4)                                    115,713                  -
   Current portion of long-term

     debt (note 10)                                                          865,685               972,123
   Revolving line-of-credit (note 10)                                      4,037,000                  -
   Billings in excess of costs and

     estimated earnings on uncompleted
     contracts (note 2)                                                      197,819                79,499
                                                                          ----------            ----------
          Total current liabilities                                        9,024,982             3,276,400

Long-term deferred gain on sale of real
  estate (note 4)
                                                                             636,423                  -
Long-term debt, less current portion

  (note 10)                                                                2,606,075             3,422,459
                                                                          ----------            ----------
          Total liabilities                                               12,267,480             6,698,859

Minority interest in consolidated
  subsidiary (note 4)                                                           -                  413,066


Stockholders' equity (notes 12 and 13):
   Common stock, $.01 par value, 50,000,000

     shares authorized; 17,423,358 and
     17,194,192 shares issued                                                174,233               171,942
   Additional paid-in capital                                             50,626,120            49,382,877
   Accumulated deficit                                                   (35,164,723)          (32,024,601)
   Accumulated other comprehensive income                                   (384,300)             (384,300)
   Note receivable from officer                                              (37,217)                   -
                                                                          ----------                   ---

          Total stockholders' equity                                      15,214,113            17,145,918
                                                                          ----------            ----------


Commitments (notes 10, 17, and 19)
                                                                   $      27,481,593            24,257,843
                                                                          ==========            ==========


See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations




                                                                   Year Ended       Year Ended      Year Ended
                                                                    March 31,        March 31,       March 31,
                                                                      2001             2000            1999
                                                                   -----------      ----------      ----------

Revenue (note 14):

   Contract services                                             $  2,283,292         1,702,937       1,517,960
   Product sales                                                      24,613,779     18,894,923      14,280,458
                                                                      ----------     ----------      ----------
                                                                      26,897,071     20,597,860      15,798,418
                                                                      ----------     ----------      ----------

Operating costs and expenses:

   Costs of contract services                                          1,930,601      1,300,052       1,471,827
   Costs of product sales                                             22,978,477     16,133,891      13,033,930
   Research and development                                              103,231        378,954         667,989
   General and administrative                                          3,990,301      4,036,732       3,461,161
   Amortization of goodwill                                              332,666        332,377         308,103
   Write-down of investments and other assets (notes 5,
   6, 7, 8 and 9)                                                        320,401      4,104,628           -
                                                                      ----------     ---------       ----------
                                                                      29,655,677     26,286,634      18,943,010
                                                                      ----------     ----------      ----------

           Operating loss                                             (2,758,606)    (5,688,774)     (3,144,592)

Other income (expense):
   Interest income                                                        66,833         59,369         111,365
   Interest expense                                                     (450,322)      (483,298)       (338,396)
   Equity in loss of joint ventures                                        -           (280,170)       (417,801)
   Minority interest share of earnings
     of consolidated subsidiary                                          (65,426)       (80,823)        (72,596)
   Other                                                                  67,399          1,889         107,950
                                                                      ----------     ----------      ----------
                                                                        (381,516)      (783,033)       (609,478)
                                                                      ----------      ---------      ----------

           Net loss                                              $    (3,140,122)    (6,471,807)     (3,754,070)
                                                                      ==========     ==========      ==========

           Net loss per common share -
             basic and diluted (note 1o)                                    (.18)          (.39)          (.24)
                                                                             ===            ===            ===

Weighted average number of shares
  of common stock outstanding                                         17,314,891     16,573,391      15,960,966
                                                                      ==========     ==========      ==========


See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)



                                          Number of                                  Accumulated    Notes
                                           common              Additional   Accumu-     other     receivable             Total
                                           shares     Common    paid-in     lated   comprehensive  due from  Treasury stockholders'
                                           issued      stock    capital     deficit     loss       officers   stock      equity
                                          ---------   ------   ----------   ------- ------------- ---------- -------- -------------

Balances at March 31, 1998               15,394,621  $153,946  38,852,446  (21,798,724) (420,480)  (56,056)     -     16,731,132

Issuance of common stock in private
  offerings, net of offering costs
  of $33,671                                123,125     1,231     950,098        -          -         -         -        951,329
Issuance of common stock upon
  exercise of employee and directors
  options                                   329,339     3,294     942,316        -          -     (794,341)     -        151,269
Issuance of common stock upon
  exercise of warrants                       68,600       686     297,689        -          -         -         -        298,375
Issuance of common stock under
  employee stock purchase plan                3,120        31      15,089        -          -         -         -         15,120
Issuance of common stock for services        17,845       179      91,303        -          -         -         -         91,482
Compensation expense accrued for
  issuance of common stock options
  granted for services                         -         -         19,000        -          -         -         -         19,000
Issuance of common stock for
  acquisition of UQM Electronics            286,282     2,863   2,244,449        -          -         -         -      2,247,312
Comprehensive income (loss):
   Net loss                                    -         -           -     (3,754,070)      -         -         -     (3,754,070)
   Translation adjustment                      -         -           -           -       (31,159)     -         -        (31,159)
                                                                           ----------    -------                      ----------
Total comprehensive income (loss)                                          (3,754,070)   (31,159)                     (3,785,229)
                                                                           ----------    -------                      ----------

Repayment of officers' notes                   -        -            -           -          -      396,334      -        396,334
                                         ----------  -------   ----------  ----------    -------   -------    ------  ----------

Balances at March 31, 1999               16,222,932  162,230   43,412,390 (25,552,794)   451,639) (454,063)     -     17,116,124

Issuance of common stock in private
  offerings, net of offering costs
  of $11,235                                 88,900      889      487,939        -          -         -         -        488,828
Issuance of common stock upon
  exercise of employee and directors
  options                                   204,970    2,050      774,671        -          -         -       (3,062)    773,659
Issuance of common stock upon
  exercise of warrants                      493,087    4,931    3,771,728        -          -         -         -      3,776,659
Issuance of common stock under
  employee stock purchase plan                9,072       91       33,730        -          -         -         -         33,821
Compensation expense accrued for
  issuance of common stock options
  granted for services                         -         -         46,368        -          -         -         -         46,368
Issuance of common stock for
  investment in Germany joint venture       208,333    2,083    1,147,811        -          -         -         -      1,149,894
Adjustment in purchase price of
  UQM Electronics and UQM Power Products       -         -           -           -          -         -     (167,395)   (167,395)
Comprehensive income (loss):
   Net loss                                    -         -           -     (6,471,807)      -         -         -     (6,471,807)
   Translation adjustment                      -         -           -           -        67,339      -         -         67,339
                                                                           ----------    -------                      ----------
Total comprehensive income (loss)                                          (6,471,807)    67,339                      (6,404,468)
                                                                           ----------    -------                      ----------

Retirement of treasury shares              (33,102)     (332)    (291,760)       -          -         -      292,092        -
Repayment of officers' notes                   -        -            -          -           -      454,063  (121,635)    332,428
                                         ----------  -------   ----------  ----------    -------   -------   -------  ----------

Balances at March 31, 2000               17,194,192 $171,942   49,382,877 (32,024,601)  (384,300)     -         -     17,145,918


                                   (Continued)










UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss),
 Continued



                                          Number of                                  Accumulated    Notes
                                           common              Additional   Accumu-     other     receivable             Total
                                           shares     Common    paid-in     lated   comprehensive  due from  Treasury stockholders'
                                           issued      stock    capital     deficit     loss       officers   stock      equity
                                          ---------   ------   ----------   ------- ------------- ---------- -------- -------------
Issuance of common stock upon
  exercise of employee and directors
  options                                   212,408  $  2,124   1,094,961        -         -      (38,500)   (63,864)     994,721
Issuance of common stock upon
  exercise of warrants                       12,000       120      95,880        -         -         -          -          96,000
Issuance of common stock under
  employee stock purchase plan                6,774        68      29,202        -         -         -          -          29,270
Issuance of common stock for services         5,967        59      44,944        -         -         -          -          45,003
Compensation expense accrued for
  issuance of common stock options
  granted for services                         -          -        42,040        -         -         -          -          42,040
Retirement of treasury shares                (7,983)      (80)    (63,784)       -         -         -        63,864         -
Comprehensive income (loss):
   Net loss                                    -          -          -     (3,140,122)     -         -          -      (3,140,122)
   Translation adjustment                      -          -          -           -         -         -          -            -
                                                                           ----------                                  ----------
Total comprehensive income (loss)              -          -          -     (3,140,122)     -         -          -      (3,140,122)
                                                                           ----------                                  ----------
Repayment of officers' notes                   -          -          -           -         -        1,283       -           1,283
                                         ----------   -------  ----------  ----------   -------   -------    -------   ----------
Balances at March 31, 2001               17,423,358 $ 174,233  50,626,120 (35,164,723) (384,300)  (37,217)      -      15,214,113
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

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES


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


             The Company manufactures proprietary products and other products based on design specifications provided by its customers. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.


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

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued




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


(5)      Investment in Taiwan Joint Venture

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

       The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture is included in accumulated other comprehensive income until the investment is sold or liquidated.

UNIQUE MOBILITY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



(6)    Investment in EV Global

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

       During the year ended March 31, 2001 the Company sold its remaining ownership interest in Europa. No gain or loss was recognized on this transaction.

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     (8)Impairment of Long-Lived Assets

     During the fiscal year ended March 31, 2001 the Company recorded an impairment charge associated with the retirement of certain electronic manufacturing equipment at its Electronic Products Segment in the amount of $216,818. Also during the year the Company evaluated its investment in Aeromax Corporation relative to their potential to complete product development activities and launch commercial products, achieve profitable operations over the near-term and the potential for the Company to recover the carrying value of its investment. Based on its assessment of these factors, the Company wrote down the carrying value of its investment in Aeromax and associated trade amounts receivable from Aeromax totaling $103,583.


(9)Other Current Liabilities


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
                                                          =========   =======


(10)  Long-term debt


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
                                                                     =========         =========


       Certain of the above loan agreements require the Company to maintain certain financial ratios as defined in the agreements. At March 31, 2001, the Company was not in compliance with certain covenants of the above notes payable. Effective March 31, 2001 the agreement was amended to waive the covenant breaches and modify the then existing covenants.


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
                                                               --------
                                                            $ 3,471,760
       Lines of credit

       At March 31, 2001, the Company has lines of credit of $.75 million and $5.0 million. The $.75 million line-of-credit expires in December 2001 and had no amount outstanding at March 31, 2001. The $5.0 million line-of-credit is due on demand, but if no demand is made, it is due August 15, 2001. The Company expects that its lines-of-credit will be renewed or replaced with similar facilities. At March 31, 2001, $4,037,000 was outstanding on this facility. Interest on the lines-of-credit is payable monthly at prime plus .75% (8.75% at March 31, 2001) and prime (8.0% at March 31, 2001), respectively. Outstanding borrowings under both lines of credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the


UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

         agreements. At March 31, 2001, the Company was not in compliance with certain covenants of the loan agreement governing its $5 million line of credit. Effective March 31, 2001 the loan agreement was amended to waive the covenant breaches and modify the then existing covenants.

 (11)    Income Taxes


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

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



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

         The following table summarizes activity under the plans:

                                             Shares Under    Weighted-Average
                                              Option           Exercise Price
                                             ------------    ----------------

         Outstanding at March 31, 1998    2,828,352             5.34
         Granted                              650,000           5.20
         Exercised                           (331,647)          2.90
         Forfeited                           (109,151)          7.68
                                            ---------

         Outstanding at March 31, 1999      3,037,554           5.49
         Granted                              495,000           8.31
         Exercised                           (204,970)          3.79
         Forfeited                            (96,190)          6.12
                                            ---------


         Outstanding at March 31, 2000      3,231,394           6.01
         Granted                              472,633           7.18
         Exercised                           (212,408)          5.16
         Forfeited                           (676,799)          7.31
                                            ---------

         Outstanding at March 31, 2001      2,814,820          $5.96
                                            =========

         Exercisable at March 31, 2001      1,995,630          $5.47
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


(14)     Alcan Royalty Agreement


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

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued



                                        Year Ended    Year Ended   Year Ended
                                         March 31,     March 31,    March 31,
                                           2001          2000         1999
                                        ----------    ----------   ----------

       Customer A                        $  4,706,810  4,434,454    3,108,929
                B                           6,427,983    647,584        -
                                            ---------- --------     ---------

                                        $  11,134,793   5,082,038   3,108,929
                                           ==========   =========   =========


       Percentage of revenue                41%        25%          20%
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

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

                                                                Mechanical         Electronic
                                           Technology            Products           Products              Total

         Revenue                          $ 2,135,818            3,532,871        10,129,729        15,798,418
         Interest income                       88,307               23,058             -               111,365
         Interest expense                     (67,306)            (165,473)         (105,617)         (338,396)
         Depreciation and
           amortization                      (399,823)            (804,246)         (313,151)       (1,517,220)
         Goodwill amortization                  -                  (61,682)         (246,421)         (308,103)
         Equity in loss of
           joint ventures                    (417,801)                -                -               (417,801)
         Segment loss                      (1,806,442)           (1,625,556)        (322,072)        (3,754,070)
         Segment assets                     8,032,683             7,495,481       11,678,414         27,206,578
         Expenditures for
           segment assets                 $  (487,550)           (2,418,688)      (1,630,413)        (4,536,651)


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

UQM TECHNOLOGIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


         Litigation


         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current information available, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flow, although there are no assurances that adverse developments in these matters could have a material impact on a reporting period.


(20) Schedule of Valuation and Qualifying Accounts


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

ITEM 9.  CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.


         None.

                                    PART III


Item 10  Directors and Executive Officers

         Richard L. Hugen, Age 64, Vice President, Marketing and Sales, joined the Company in April of 2000 as Director of Marketing and Sales and was appointed Vice President, Marketing and Sales in April 2001. From 1990_to 2000 Mr. Hugen was employed by Arnautical, Inc., a airline pilot training company, as Chief Instructor. From 1984 to 1990, Mr. Hugen served as National Sales Manager for XEL Corporation, a manufacturer of telecommunications equipment.


Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors" and "Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' held August 22, 2001.

Item 11  Executive Compensation

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal 2001" and "Aggregate Option Exercises During Fiscal Year 2001 and Option Values at the End of Fiscal Year 2001" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' held August 22, 2001.

Item 12  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' held August 22, 2001.

Item 13  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' held August 22, 2001.

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

                    UQM Technologies, Inc. (included in Part II):

                    Independent Auditors' Report.

                    Consolidated Balance Sheets, March 31, 2001 and March 31, 2000.

                    Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999.

                    Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2001, 2000 and 1999.

                    Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999.

                    Notes to Consolidated Financial Statements.



3F, 25 TUNG HWA S. ROAD, SEC. 1,                                                               25 3
TAIPEI, R.O.C.                                     HORWATH & COMPANY                  (02) 25786622
TEL: 886-2-25786622                           CERTIFIED PUBLIC ACCOUNTANTS            (02) 25793998
FAX: 886-2-25793998                        A Member of Horwath International                  21 12
12F, 21 LINSHEN 2ND ROAD,                                                             (07)  3312133
KAOHSIUNG, R.O.C.
TEL: 886-7-3312133

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Taiwan UQM Electric Co., Ltd.

We have examined the balance sheets of Taiwan UQM Electric Co., Ltd. as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. Our examinations were made in accordance with auditing standards generally accepted in the Republic of China and the regulations governing such examinations and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially equivalent to auditing standards generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly the financial position of Taiwan UQM Electric Co., Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the Republic of China applied on a consistent basis.



---------------------------
Horwath & Company

Taipei, Republic of China
January 19, 1999




                                                           UQM ELECTRIC CO., LTD.
                                                               BALANCE SHEETS
                                                         December 31, 1998 and 1997
                                                  (Amounts Expressed in New Taiwan Dollars)

                                                                                          December 31, 1997
                                                  December 31, 1998                      (In Development Stage)
ASSETS                                             Amounts        %                       Amounts           %

CURRENT ASSETS
   Cash and cash equivalents (Notes 2 & 3)      $   1,464,884   0.60                    $  8,039,291       3.52
   Short-term investments (Notes 2 & 4)             5,200,000   2.11                            -            -
   Accounts receivable (Notes 2, 5 & 17)            2,781,533   1.13                            -            -
   Other receivables (Note 6)                         639,854   0.26                         489,564       0.21
   Inventories (Notes 2 & 7)                        2,371,395   0.96                         300,990       0.13
   Other current assets (Note 8)                    7,691,115   3.12                       2,305,201       1.02
   Total Current Assets                            20,148,781   8.18                      11,135,046       4.88


PROPERTY AND EQUIPMENT (Notes 2, 9, 17 & 18)
  Cost                                            230,356,732   93.52                    212,982,928      93.30
  Less: accumulated depreciation                  (10,254,646)  (4.16)                    (1,751,374)     (0.77)
  Net                                             220,102,086   89.36                    211,231,554      92.53

OTHER ASSETS
   Refundable deposits                                 29,500     0.01                        21,200       0.01
   Deferred charges (Note 2)                          187,372    0.08                         49,500       0.02
   Deferred income tax assets (Notes 2 & 14)        5,851,399    2.37                      5,851,399       2.56
   Total Other Assets                               6,068,271    2.46                      5,922,099       2.59


TOTAL ASSETS                                    $ 246,319,138  100.00                  $ 228,288,699    100.00


                                                                                              December 31, 1997
LIABILITIES AND                                         December 31, 1998                   (In Development Stage)
SHAREHOLDERS' EQUITY                                 Amounts              %                  Amounts           %

CURRENT LIABILITIES
Short-term debts (Note 10)                      $     8,000,000          3.25          $  30,000,000      13.14
Notes payable                                         2,886,144          1.17                889,221       0.39
Other notes payable                                   3,525,375          1.43              5,758,710       2.52
Accounts payable                                         30,750          0.01                 46,500       0.02
Other payables (Note 11)                              7,276,326          2.96             11,157,308       4.90
Current portion of long-term liabilities
  (Note 12)                                             592,000          0.24                   -           -
Other current liabilities                               297,073          0.12                 46,310       0.06

Total Current Liabilities                            22,607,668          9.18             47,998,049      21.03
PROPERTY AND EQUIPMENT (Notes 2, 9, 17 & 18)
LONG TERM DEBTS (Note 12)                            79,408,000         32.24                   -           -
  Less: accumulated depreciation                    (10,254,646)        (4.16)            (1,751,374)     (0.77)
GUARANTEE DEPOSIT RECEIVED                              200,000          0.08                   -           -

TOTAL LIABILITIES                                   102,215,668         41.50             47,998,049      21.03
   Refundable deposits                                   29,500          0.01                 21,200       0.01
SHAREHOLDERS' EQUITY
Common stock, $10 par value, authorized and
  issued 19,880,000 shares                          198,800,000         80.71            198,800,000     87.08
Deficit in development stage                              -              -               (18,509,350)    (8.11)

Total Shareholders' Equity                          144,103,470         58.50            180,290,650     78.97

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $   246,319,138         100.00         $ 228,288,699    100.00




See accompanying notes to financial statements.


                          TAIWAN UQM ELECTRIC CO., LTD.
                              STATEMENTS OF INCOME
                    For the Years Ended December 31 ,1998 and
                 1997 (January 1, 1997 to April 30, 1998 Was in
                               Development Stage)
                    (Amounts Expressed in New Taiwan Dollars)

                                                      1998                                  1997
                                     Amounts                     %            Amounts                    %
NET SALES (Note 17)              $      4,228,607            100.00       $      21,400               100.00

COST OF SALES                          (3,780,880)           (89.41)            (18,818)              (87.93)

GROSS PROFIT                              447,727             10.59               2,582                 12.07

OPERATING EXPENSES (Note 17)          (20,733,620)          (490.32)        (14,114,286)          (65,954.61)

OPERATING LOSS                        (20,285,893)          (479.73)        (14,111,704)          (65,942.54)
NON-OPERATING INCOME
   Interest income                        235,643              5.57           1,484,153              6,935.29
   Gain on disposal of property           247,728              5.86                -                      -
   Gain on disposal of investment          16,111              0.38                -                      -
   Physical inventory gain                  6,897              0.16                -                      -
   Exchange gain                            2,076              0.05                -                      -
   Other income (Note 17)               1,225,365             28.98           1,525,421              7,128.14
      Total Non-Operating Income        1,733,820             41.00           3,009,574             14,063.43

NON-OPERATING EXPENSES
   Interest expense (Note 17)          (5,273,816)          (124.72)            (13,718)               (64.10)
   Indemnity loss (Note 17)                  -                 -             (5,642,847)           (26,368.45)
   Physical inventory loss                (10,049)            (0.24)                       -              -
   Loss on idle capacity              (12,278,964)          (290.38)         (1,690,938)            (7,901.58)
   Other expenses                         (72,278)            (1.70)             (4,300)               (20.09)
      Total Non-Operating Expenses    (17,635,107)          (417.04)         (7,351,803)           (34,354.22)

LOSS BEFORE INCOME TAX                (36,187,180)          (855.77)        (18,453,933)           (86,233.33)

INCOME TAX BENEFIT (EXPENSE)
  (Notes 2 & 14)
   Current                                   -                  -                  -                      -
   Deferred                                  -                  -             4,378,571             20,460.61
        Total Income Tax Benefit             -                  -             4,378,571             20,460.61

NET LOSS$                             (36,187,180)          (855.77)       $(14,075,362)           (65,772.72)

EARNINGS PER SHARE
   Net loss (Note 15)             $         (1.82)                        $       (1.08)

See accompanying notes to financial statements.




                          TAIWAN UQM ELECTRIC CO., LTD.
                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (January 1,
                1997 to April 30, 1998 Was in
                               Development Stage)
                 For the Years Ended December 31 ,1998 and 1997
                    (Amounts Expressed in New Taiwan Dollars)

                                                                Capital Received in                Deficit in
                                            Shares Outstanding       Common Stock       Advance    Development Stage    Deficit

BALANCE AT JANUARY 1, 1997                       10,000,000     $    100,000,000   $  37,050,000    $ (4,433,988)     $       -

   Capital received in advance                         -                    -         57,950,000            -                 -

   Capital increase by transfer from
       capital received in advance               9,500,000            95,000,000     (95,000,000)           -                 -

   Capital increase by cash from
       employees' subscription                     380,000             3,800,000            -               -                 -

   Net loss for 1997                                  -                     -               -        (14,075,362)             -

BALANCE AT DECEMBER 31, 1997                    19,880,000           198,800,000            -        (18,509,350)             -

   Transfer of deficit in development stage           -                     -               -         18,509,350       (18,509,350)

   Net loss for 1998                                  -                     -               -               -          (36,187,180)

BALANCE AT DECEMBER 31, 1998                    19,880,000      $    198,800,000  $         -       $       -         $(54,696,530)

See accompanying notes to financial statements.






                          TAIWAN UQM ELECTRIC CO., LTD.
                            STATEMENTS OF CASH FLOWS
                    For the Years Ended December 31, 1998 and 1997 (January 1,
                 1997 to April 30, 1998 Was in
                               Development Stage)
                    (Amounts Expressed in New Taiwan Dollars)

                                                        1998                     1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (36,187,180)           $  (14,075,362)
  Adjustments:
     Depreciation                                          8,766,055                 1,642,901
     Amortization                                             27,257                     5,500
     Gain on disposal of investments                         (16,111)                     -
     Gain on disposal of property                            (247,728)                    -
     Loss on obsolete property                                 36,564                     -
     Deferred income tax benefit                                 -
(4,378,571)
     Net changes in
       Accounts receivable                                 (2,781,533)                    -
       Other receivables                                     (150,290)               1,390,617
       Inventories                                         (2,070,405)                (300,990)
       Other current assets                                (5,385,914)              (2,235,544)
       Notes payable                                        1,996,923                  885,207
       Accounts payable                                       (15,750)                  46,500
       Other payables                                       1,664,018                1,833,488
       Other current liabilities                              150,763                   71,870
          Net Cash Used in Operating Activities           (34,213,331)             (15,114,384)

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in short-term investments                      (5,183,889)                    -
   Acquisition of property                                (28,503,758)             (91,031,015)
   Proceeds from disposal of property                       3,300,000                     -
   Increase in refundable deposits                             (8,300)                 (21,200)
   Additions to deferred charges                             (165,129)                 (55,000)
      Net Cash Used in Investing Activities               (30,561,076)             (91,107,215)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term debts                           (22,000,000)              30,000,000
   Increase in long-term debts                             80,000,000                     -
   Capital increase by cash                                      -                  61,750,000
   Increase in guarantee desposits received                   200,000                     -
      Net Cash Provided by Financing Activities            58,200,000               91,750,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (6,574,407)             (14,471,599)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                        8,039,291               22,510,890

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                         $    1,464,884           $    8,039,291

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Interest paid (net of amount capitalized)            $    5,005,466           $       13,718
  Income tax paid                                      $         -              $         -

INVESTING AND FINANCING ACTIVITIES
  PARTIALLY AFFECTING CASH FLOWS
  Acquisition of property                              $    20,725,423          $   89,494,548
  Payable at beginning of year                              14,378,710              15,915,177
  Payable at end of year                                    (6,600,375)            (14,378,710)
  Cash paid                                            $    28,503,758          $   91,031,015

NONCASH INVESTING AND FINANCING ACTIVETIES
   Current portion of long-term liabilities            $       592,000          $         -

See accompanying notes to financial statements.





                          TAIWAN UQM ELECTRIC CO., LTD.
                            STATEMENTS OF CASH FLOWS
                    For the Years Ended December 31, 1998 and 1997 (January 1,
                 1997 to April 30, 1998 Was in
                               Development Stage)
                    (Amounts Expressed in New Taiwan Dollars)

                                                       1998                     1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (36,187,180)           $ (14,075,362)
  Adjustments:
     Depreciation                                          8,766,055                1,642,901
     Amortization                                             27,257                    5,500
     Gain on disposal of investments                         (16,111)                    -
     Gain on disposal of property                           (247,728)                    -
     Loss on obsolete property                                36,564                     -
     Deferred income tax benefit                                -
(4,378,571)
     Net changes in
       Accounts receivable                                (2,781,533)                    -
       Other receivables                                    (150,290)               1,390,617
       Inventories                                        (2,070,405)                (300,990)
       Other current assets                               (5,385,914)              (2,235,544)
       Notes payable                                       1,996,923                  885,207
       Accounts payable                                      (15,750)                  46,500
       Other payables                                      1,664,018                1,833,488
       Other current liabilities                             150,763                   71,870
          Net Cash Used in Operating Activities          (34,213,331)             (15,114,384)

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in short-term investments                     (5,183,889)                    -
   Acquisition of property                               (28,503,758)             (91,031,015)
   Proceeds from disposal of property                      3,300,000                     -
   Increase in refundable deposits                            (8,300)                 (21,200)
   Additions to deferred charges                            (165,129)                 (55,000)
      Net Cash Used in Investing Activities              (30,561,076)             (91,107,215)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term debts                          (22,000,000)               30,000,000
   Increase in long-term debts                            80,000,000                      -
   Capital increase by cash                                     -                   61,750,000
   Increase in guarantee desposits received                  200,000                      -
      Net Cash Provided by Financing Activities           58,200,000                91,750,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (6,574,407)              (14,471,599)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                       8,039,291                22,510,890

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                       $     1,464,884            $    8,039,291

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Interest paid (net of amount capitalized)          $     5,005,466            $       13,718
  Income tax paid                                    $          -               $         -

INVESTING AND FINANCING ACTIVITIES
  PARTIALLY AFFECTING CASH FLOWS
  Acquisition of property                            $      20,725,423          $   89,494,548
  Payable at beginning of year                              14,378,710              15,915,177
  Payable at end of year                                    (6,600,375)            (14,378,710)
  Cash paid                                          $      28,503,758          $   91,031,015

NONCASH INVESTING AND FINANCING ACTIVETIES
   Current portion of long-term liabilities          $         592,000          $         -

See accompanying notes to financial statements.

                          TAIWAN UQM ELECTRIC CO., LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                    (Amounts Expressed in New Taiwan Dollars)

1  ORGANIZATION AND NATURE OF BUSINESS

     Taiwan UQM Electric Co., Ltd. (the Company) was incorporated on January 17, 1995 as a company limited by shares under the Company Law of the Republic of China. The Company is mainly engaged in the manufacture and sale of motors, motor controllers and related components. The Company was still in development stage as of April 30, 1998 and was mainly engaged in financial planning, recruitment and training, factory construction, etc.

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

   b. Short-term investments

      Short-term investments are stated at the lower of weighted average cost or market.

   c. Allowance for doubtful accounts

      Allowance for doubtful accounts is provided on the basis of the collectibility of receivables.

   d. Inventories

        Inventories are stated at the lower of weighted average cost or market.

   e. Property and equipment

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

   f. Deferred charges

      Deferred charges are amortized by the straight-line method over five years.

   g. Income tax

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




  3   CASH AND CASH EQUIVALENTS
                                                                    December 31
                                               ------------------------------------------------
                                                      1998                        1997
                                               ---------------------    -----------------------
         Cash on hand                            $           11,055       $             16,335
         Checking accounts                                   14,141                     33,497
         Demand deposits                                  1,439,688                  7,989,459
                                               ---------------------    -----------------------
              Total                              $        1,464,884       $          8,039,291
                                               =====================    =======================

  4   SHORT-TERM INVESTMENTS
                                                                   December 31
                                               ------------------------------------------------
                                                      1998                        1997
                                               ---------------------    -----------------------
         Mutual funds                            $        5,200,000       $               -
         Allowance for market decline                          -                          -
                                               ---------------------    -----------------------
              Net                                $        5,200,000
                                                                          $               -
                                               =====================    =======================

  5   ACCOUNTS RECEIVABLE
                                                                  December 31
                                               ------------------------------------------------
                                                      1998                        1997
                                               ---------------------    -----------------------
         Accounts receivable                     $        2,781,533       $               -
         Allowance for doubtful accounts                       -                          -
                                               ---------------------    -----------------------
              Net                                         2,781,533
                                                 $                        $               -
                                               =====================    =======================

  6   OTHER RECEIVABLES

                                                                December 31
                                               ------------------------------------------------
                                                    1998                        1997
                                               ---------------------    -----------------------
         Taxes refundable                        $          189,854       $            174,564
         Others                                             450,000                    315,000
                                               ---------------------    -----------------------
              Total                              $          639,854       $            489,564
                                               =====================    =======================

  7   INVENTORIES

                                                                December 31
                                               ------------------------------------------------
                                                    1998                        1997
                                               ---------------------    -----------------------
         Raw materials                           $        1,816,669       $            296,406
         Work in process                                    146,940                       -
         Finished goods                                     407,786                      4,584
                                               ---------------------    -----------------------
              Total                              $        2,371,395       $            300,990
                                               =====================    =======================
         Insurance coverage                      $        1,000,000       $               -
                                               =====================    =======================




  8   OTHER CURRENT ASSETS
                                                                December 31
                                               ------------------------------------------------
                                                    1998                        1997
                                               ---------------------    -----------------------
         Prepaid business tax                    $        7,347,067       $          2,227,771
         Others                                             344,048                   77,430
                                               ---------------------    ------------------------
              Total                              $        7,691,115       $          2,305,201
                                               =====================    ========================

  9   PROPERTY AND EQUIPMENT
                                                                 December 31
                                               ------------------------------------------------
                                                    1998                        1997
                                               ---------------------    -----------------------
         Cost
           Land                                  $       88,711,199       $         86,563,756
           Buildings                                    102,813,509                 98,205,445
           Machinery and equipment                       25,712,500                 20,015,000
           Tools and equipment                            4,488,400                  2,023,400
           Transportation equipment                       1,714,946                  1,714,946
           Furniture and fixtures                         3,617,293                  2,811,026
           Other equipment                                1,880,885                    593,955
           Construction in progress and
              prepayments for equipment                   1,418,000                  1,055,400
                                               -----------------------    ----------------------
              Total                                     230,356,732                212,982,928
                                               -----------------------    ----------------------


         Accumulated Depreciation
            Buildings                                                   5,615,094                                 791,320
            Machinery and equipment                                     2,024,633                                 303,256
            Tools and equipment                                           951,732                                  88,419
            Transportation equipment                                      573,495                                 299,103
            Furniture and fixtures                                        756,327                                 233,364
            Other equipment                                               333,365                                  35,912
                                               -----------------------------------    ------------------------------------
                Total                                                  10,254,646                               1,751,374
                                               -----------------------------------    ------------------------------------
         Net                                     $                    220,102,086       $                     211,231,554
                                               ===================================    ====================================


         The Company had contracts with Everlight Electric Industrial Co., Ltd. to purchase land and factory aggregating $ 86,563,756 and $ 96,000,000, respectively. As of December 31, 1997, the Company had paid $ 86,563,756 for the land and $ 95,832,792 for the factory. Since the titles of land and  factory had not been transferred to the Company, the Company had obtained certain collaterals from Everlight
         Electric Industrial Co., Ltd. and its affiliate to secure the transactions. The titles of land and factory were subsequently transferred to the Company in 1998.

  10  SHORT-TERM DEBTS
                                                                December 31
                                               ------------------------------------------------
                                                    1998                        1997
                                               ---------------------    -----------------------
         Unsecured loans                         $    8,000,000                 $   30,000,000
                                               =====================    =======================
         Interest rates                               9.21%~9.24%                        8.75%
                                               =====================    =======================

  11  OTHER PAYABLES
                                                                December 31
                                               ------------------------------------------------
                                                      1998                            1997
                                               ---------------------    -----------------------
         Payroll                                 $    3,303,927                 $    1,898,815
         Equipment                                    3,075,000                      8,620,000
         Others                                         897,399                        638,493
                                               ---------------------    -----------------------
             Total                               $      7,276,326               $   11,157,308
                                               =====================    =======================


  12  LONG-TERM DEBTS
                                                                                  December 31
                                                             --------------------------------------------
                                                                    1998                         1997
                                                             ---------------------------    -------------
      a. Taiwan Business Bank, secured by land and
         buildings, totaling $ 60,000,000, annual interest
         rate of 7.08% at December  31, 1998, repayable
         quarterly from 9/10/2000 to 12/10/2013.               $  60,000,000                  $     -
      b. Taiwan Business Bank, secured by land and
         buildings, totaling $ 10,000,000, annual interest
         rate of 8.58% at December 31, 1998, repayable
         monthly from 10/30/2000 to 10/30/2008.                   10,000,000                        -
      c. Taiwan Business Bank, secured by machinery
         and equipment, totaling $ 10,000,000, annual interest rate of 6.795% at
         December 31, 1998, repayable quarterly from 10/15/1999 to
         10/15/2003.                                              10,000,000                       -
                                                             ----------------                 ----------
         Total                                                    80,000,000
                                                                                                   -
         Less current portion                                      (592,000)                       -
                                                             ----------------                 ----------
         Long-term portion                                     $  79,408,000                  $    -
                                                             ================                 ==========

  13  RETAINED EARNINGS

      The Company's Articles of Incorporation provide that 10% of the annual net income (less deficit, if any) shall be appropriated as legal reserve, 5% of the remainder shall be appropriated as employees' bonus, and the remainder shall be appropriated at the shareholders' meeting in the following year.

      As of December 31, 1998, the information relating to shareholders' imputed tax credits is summarized as follows (in NT$'000):

      Shareholders' imputed tax credits            $  18
      Unappropriated earnings through 1997            -
      Unappropriated earnings since 1998              -

      The estimated tax credit ratio on 1998 earnings distribution is about 0%. However, such ratio should be recomputed when dividends are actually distributed to shareholders.






  14  INCOME TAX

      a. Summary of deferred income tax assets or liabilities
                                                                                                  December 31
                                                                          ----------------------------------------------------
                                                                                  1998                               1997
                                                                          ----------------------------    --------------------
         a) Total deferred income tax liabilities                           $         -                        $       -
         b) Total deferred income tax assets                                    15,203,844                        5,851,399
         c) Valuation allowance for deferred income tax assets                  (9,352,445)                            -
         d) Tax effects of temporary differences, loss
             carryovers and tax credits.
                                                                                               December 31, 1998
                                                                          ----------------------------------------------------
                                                                                   Amounts                        Tax Effects
                                                                          ----------------------------    --------------------
              Deferred organization cost                                    $   11,599,636                     $  2,899,909
              Loss carryovers                                                   46,944,538                       11,736,135
              Investment tax credits                                                  -                             567,800
                                                                                                          --------------------
                 Total deferred income tax assets                                                           $    15,203,844
                                                                                                          ====================

                                                                                               December 31, 1997
                                                                          ----------------------------------------------------
                                                                                   Amounts                        Tax Effects
                                                                          ----------------------------    --------------------
              Deferred organization cost                                    $           14,759,375          $     3,689,844
              Loss carryovers                                                             8,646,218               2,161,555
                                                                                                          --------------------
                 Total deferred income tax assets                                                           $     5,851,399
                                                                                                          ====================

      b. Classification of deferred income tax assets and liabilities
                                                                                                  December 31
                                                                          ----------------------------------------------------
                                                                                  1998                               1997
                                                                          ----------------------------    --------------------
         Deferred income tax assets - noncurrent                            $           15,203,844          $     5,851,399
         Valuation allowance                                                            (9,352,445)                    -
         Deferred income tax liabilities - noncurrent                                         -                        -
                                                                          ----------------------------    --------------------
         Net deferred income tax assets - noncurrent                        $            5,851,399          $     5,851,399
                                                                          ============================    ====================

      c. Reconciliation of expected income tax computed on pretax earnings at statutory rates to current income tax expense
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------
         Expected income tax benefit                                        $           (9,046,795)         $    (4,613,484)
         Separate taxation on interest income                                              (16,617)                 (15,093)
         Other permanent differences                                                       278,767                  250,006
         Investment tax credits                                                           (567,800)                    -
         Valuation allowance                                                             9,352,445                     -
                                                                          ----------------------------    --------------------
         Income tax benefit                                                                                      (4,378,571)
                                                                                              -
         Deferred organization cost                                                       (789,935)               2,217,016
         Loss carryovers                                                                 9,574,580                2,161,555
         Investment tax credits                                                            567,800                     -
         Valuation allowance                                                            (9,352,445)                    -
                                                                          ----------------------------    --------------------
         Current income tax expense                                         $                 -             $          -
                                                                          ============================    ====================






  15  EARNINGS PER SHARE
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------
         Net loss (A)                                                       $          (36,187,180)         $   (14,075,362)
                                                                          ============================    ====================
         Weighted average number of outstanding shares (B)                              19,880,000               13,085,808
                                                                          ============================    ====================
         Earnings per share (A)/(B)                                         $                (1.82)         $         (1.08)
                                                                          ============================    ====================
         10,000,000+9,880,000*114/365=13,085,808 (shares)


  16  PROFIT AND LOSS IN DEVELOPMENT STAGE
                                                                            Jan. 1, 1998-Apr.30, 1998      Jan.17, 1995-Apr.30, 1998
                                                                          ----------------------------    --------------------------
      Net Sales                                                             $                  -            $        21,400
      Cost of Sales                                                                            -                    (18,818)
                                                                          ----------------------------    --------------------------
      Gross Profit                                                                                                    2,582
                                                                                               -
      Operating Expenses                                                                 (5,930,079)            (26,481,552)
                                                                          ----------------------------    --------------------------
      Operating Loss                                                                     (5,930,079)            (26,478,970)
      Non-Operating Income
         Interest income                                                                    176,884               2,191,408
         Other income                                                                          -                  1,525,421
      Non-Operating Expenses
         Interest expense                                                                (1,404,622)             (1,418,340)
         Indemnity loss                                                                        -                 (5,642,847)
         Other expenses                                                                  (3,827,036)             (5,522,274)
                                                                          ----------------------------    --------------------------
      Loss before Income Tax in Development Stage                           $           (10,984,853)         $  (35,345,602)
                                                                          ============================    ==========================






  17  RELATED PARTIES TRANSACTIONS

      a. Related parties and relationship
         Related parties                                                   Relationship
         -------------------------------------------------------------    ----------------------------------------------------------
         Unique Mobility, Inc.                                             Major shareholder
         Kwang Yang Motor Co., Ltd.                                        Major shareholder
         Turn Luckily Technology Co., Ltd.                                 Major shareholder
         Everlight Electric Industrial Co., Ltd.                           Its major shareholder is the director of the Company
         DJ AUTO Components Corp.                                          Investee of the Company's major shareholder

      b. Significant transactions with related parties
         a) Net sales
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------------
         Kwang Yang Motor Co., Ltd.                                         $             4,228,607         $        21,400
                                                                          ============================    ==========================
         b) Rental expense
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------------
         Turn Luckily Technology Co., Ltd.                                  $                 8,568         $         1,904
         DJ AUTO Components Corp.                                                              -                    186,000
                                                                          ----------------------------    --------------------------
            Total                                                           $                 8,568         $       187,904
                                                                          ============================    ==========================

         c) Property purchased from Everlight Electric Industrial Co., Ltd.

                                                                                         1998                        1997
                                                                          ----------------------------    --------------------------
         Purchase of land                                                   $                  -            $    86,563,756
                                                                          ============================    ==========================
         Purchase of factory                                                $                  -            $   95,832,792
                                                                          ============================    ==========================
         d) Other income
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------------
         Turn Luckily Technology Co., Ltd.                                  $                  -            $      405,637
         Unique Mobility, Inc.                                                                 -                   819,784
         Kwang Yang Motor Co., Ltd.                                                         157,500                   -
                                                                          ----------------------------    --------------------------
            Total                                                           $               157,500         $    1,225,421
                                                                          ============================    ==========================

         e) Interest expense
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------------
         Kwang Yang Motor Co. Ltd.                                          $               820,626          $        -
         Turn Luckily Technology Co., Ltd.                                                    1,781                   -
                                                                          ----------------------------    --------------------------
            Total                                                           $               822,407         $         -
                                                                          ============================    ==========================




         f) Indemnity loss
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------------
         Kwang Yang Motor Co., Ltd.                                         $                  -            $   5,642,847
                                                                          ============================    ==========================

         In 1997, the Company entered a sale agreement with Kwang Yang Motor
         Co., Ltd and received the advance payment of $ 72,700,000. Since the Company failed to deliver the merchandise in accordance with the agreement, the Company returned the advance payment and also indemnified the related interest of $ 5,642,847.

         g) Accounts receivable
                                                                                                         December 31
                                                                          ----------------------------------------------------------
                                                                                            1998                     1997
                                                                          ----------------------------    --------------------------
                                                                                       Amounts                          Amounts
                                                                          ----------------------------    --------------------------
         Kwang Yang Motor Co., Ltd.                                         $             2,781,533           $      -
                                                                          ============================    ==========================
         h) Borrowings

         For the year ended December 31, 1998:


  18  ASSETS MORTGAGED OR PLEDGED

      The following assets were mortgaged of pledged as collaterals:

                                                          December 31, 1998
                                                      ------------------------
         Land                                           $          88,711,199
         Buildings, net                                            97,198,415
         Machinery and equipment, net                              12,874,422
         Other equipment, net                                         307,170
                                                      ------------------------
            Total                                       $         199,091,206
                                                      ========================





  19  ADDITIONAL DISCLOSURES
                                                                                            1998                     1997
                                                                          ---------------------------    ---------------------------
         Net loss per books (ROC GAAP)                                      $           (36,187,180)       $      (14,075,362)
         Differences in GAAP:
            Accounting for pensions
                                                                                               -                          -
            Accounting for income tax                                                                              (4,378,571)
                                                                                               -
         Net loss per US GAAP (except for the pension
           cost)                                                          ---------------------------    ---------------------------
                                                                            $           (36,187,180)      $       (18,453,933)
                                                                          ===========================    ===========================

         a. Accounting for pensions:

         Under the ROC Generally Accepted Accounting Principles (GAAP), only public companies are currently required to adopt ROC SFAS No. 18"Accounting for Pensions"which is similar to US SFAS No. 87. Since the Company is not a public company, it has not adopted ROC SFAS No.18.The Company has not yet established an employees' retirement plan in accordance with the Labor Standards Law and has not obtained an actuarial valuation report to accrue the pension liability.

         b.Accounting for income tax:

         ROC SFAS No.22"Accounting for Income Tax"is similar to US SFAS No.109. However, the local accounting practices do not require that an 100% valuation allowance for deferred tax assets should be provided in an operating loss situation. The aforementioned difference represented the additional valuation allowance for deferred tax assets to be provided for 1997 under US GAAP.

             2.     Financial Statement Schedules:

                    None.

(b)      Reports on Form 8-K:

                    None

(c)       Exhibits


3.1 Bylaws. Reference is made to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-42342) filed
          August 20, 1991 which is incorporated herein by reference.

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

10.17     Employment Agreement between the Company and William G. Rankin.

10.18     Employment Agreement between the Company and Donald A. French.

10.19 Supply Agreement between the Company and Invacare Corporation dated April 1, 1999. Portions have been omitted pursuant to a request for confidential treatment.

10.20     License Agreement between the Company and Invacare Corporation
          July 23, 1997. Portions have been omitted pursuant to a request for confidential treatment.

13.1 Annual Report to Shareholders for the fiscal year ended March 31, 2001. Only the information incorporated by reference into this Form 10-K/A is included in the exhibit.

21 Subsidiaries of the Company. Reference is made to Exhibit 21 of the Company's Annual Report Form 10-K for the year ended March 31, 2000 (No. 1-10869) which is incorporated herein by reference.

23.1      Consent of KPMG LLP.

23.2      Consent of Horwath Chien Hsing

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 14th day of February, 2002.

                             UQM TECHNOLOGIES, INC.,
                             a Colorado Corporation

                            By: /s/
                                Donald A. French
                                Treasurer and Secretary