Form 10-Q/A
period 2001-06-30
UQM TECHNOLOGIES INC
filed 2002-02-15
CIK 315449

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

                         Commission file number 1-10869



                             UQM TECHNOLOGIES, INC.
            ---------------- --------------------------------------
             (Exact name of registrant as specified in its charter)



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
                                                                                          ==========           ==========

                                                                                                               (Continued)




                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued


                                                                                         June 30,               March 31,
Liabilities and Stockholders' Equity                                                      2001                     2001
------------------------------------                                                     --------                --------
                                                                                        (unaudited)
                                                                                                 -
Current liabilities:
   Accounts payable                                                                   $  2,584,233              2,777,737
   Other current liabilities (note 5)                                                    1,127,817              1,031,028
   Current portion of long-term deferred
     gain on sale of real estate                                                           115,713                115,713
   Current portion of long-term debt                                                       739,630                865,685
   Revolving line-of-credit (note 6)                                                     3,264,000              4,037,000
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                                                                    368,856                197,819
                                                                                        ----------             ----------

          Total current liabilities                                                      8,200,249              9,024,982

Long-term deferred gain on sale of real estate                                             607,494                636,423
Long-term debt, less current portion                                                     2,432,180              2,606,075
                                                                                        ----------             ----------

          Total liabilities                                                             11,239,923             12,267,480

Stockholders' equity (note 7):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,451,518 and
     17,423,358 shares issued                                                              174,515                174,233
   Additional paid-in capital                                                           50,755,507             50,626,120
   Accumulated deficit                                                                 (35,652,528)           (35,164,723)
   Accumulated other comprehensive income                                                 (384,300)              (384,300)
   Note receivable from officer                                                            (35,646)               (37,217)
                                                                                        ----------             ----------

          Total stockholders' equity                                                    14,857,548             15,214,113
                                                                                        ----------             ----------
Commitments (note 11)
                                                                                      $ 26,097,471        27,481,593
                                                                                        ==========        ==========


See accompanying notes to consolidated financial statements.

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                                                       Quarter Ended June 30,
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

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                   Quarter Ended June 30,
                                                                                                2001                    2000

Cash flows provided by operating activities:
     Net loss                                                                            $  (487,805)               (332,878)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                                                    628,866                 554,474
            Deferred gain on sale of real estate                                             (28,929)                    -
            Minority interest share of earnings of
              consolidated subsidiary                                                          -                      19,585
            Non-cash compensation expense for common stock,
              stock options and warrants issued for services                                   7,866                  31,874
            Loss on sale of property and equipment                                             -                       2,917
            Change in operating assets and liabilities:
                 Accounts receivable and costs and estimated
                   earnings in excess of billings on
                   uncompleted contracts                                                     379,162              (1,192,480)
                 Inventories                                                                 683,816              (1,348,065)
                 Prepaid expenses and other current assets                                  (159,093)                 45,876
                 Accounts payable and other current liabilities                              (96,715)              2,603,834
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts                                         171,037                 (38,410)
                                                                                           ---------                --------

                        Net cash provided by operating activities                          1,098,205                 346,727
                                                                                           ---------               --------

Cash flows used by investing activities:
     Acquisition of property and equipment                                                  (287,344)             (1,083,982)
     Increase in patent and trademark costs                                                  (19,474)                (24,497)
     Proceeds from sale of property and equipment                                                -                     7,000
     Proceeds from sale of German joint venture                                                  -                   400,000
     Investment in other long-term assets                                                        -                   (75,000)
                                                                                               -----               ---------

                        Net cash used by investing activities                            $  (306,818)               (776,479)
                                                                                           ---------               ---------




                                   (Continued)

                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (unaudited)


                                                                                                  Quarter Ended June 30,
                                                                                                 ------------------------
                                                                                               2001                      2000
                                                                                              ------                   -------

Cash flows provided (used) by financing activities:
   Borrowing (repayments) on revolving
     line-of-credit, net                                                                 $  (773,000)                  978,000
   Repayment of debt                                                                        (299,950)                 (238,286)
   Issuance of common stock upon exercise of
     employee options, net of note repayments                                                118,007                   133,289
   Issuance of common stock under employee stock
     purchase plan                                                                             5,367                    17,061
   Issuance of common stock upon exercise of warrants                                            -                      96,000
   Distributions paid to holders of minority interest                                            -                     (16,835)
                                                                                             -------                  --------

                      Net cash provided (used)
                 by financing activities                                                    (949,576)                  969,229
                                                                                           ---------                 ---------

Increase (decrease) in cash and cash equivalents                                            (158,189)                  539,477

Cash and cash equivalents at beginning of quarter                                          2,399,006                 2,085,115
                                                                                           ---------                 ---------

Cash and cash equivalents at end of quarter                                       $        2,240,817                 2,624,592
                                                                                           =========                 =========

Interest paid in cash during the quarter                                          $          144,817                    98,151
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

(3) The estimated period to complete contracts in process ranged from one to twelve months at June 30, 2001, and from one to fifteen months at March 31, 2001. The Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within thirteen months. Contracts in process consist of the following:

                                                                             June 30, 2001            March 31, 2001
                                                                             -------------            --------------
                                                                              (unaudited)

         Costs incurred on uncompleted
         contracts                                                      $ 2,313,197                   1,974,471
         Estimated earnings                                                 795,380                     720,333
                                                                           ---------                  ---------
                                                                          3,108,577                   2,694,804
       Less billings to date                                             (2,647,824)                 (2,320,614)
                                                                          ---------                   ---------

                                                                        $   460,753                     374,190
                                                                          =========                   =========
         Included in the accompanying balance sheets as follows:
           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts                                      $   829,609                     572,009
           Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                                         (368,856)                   (197,819)
                                                                           ---------                   ---------

                                                                        $   460,753                     374,190
                                                                          =========                   =========

(4)      Inventories consist of:
                                                                             June 30, 2001            March 31, 2001
                                                                             -------------            --------------
                                                                              (unaudited)


          Raw materials                                                      $ 4,889,110              5,159,632
          Work in process                                                        772,653                352,632
          Finished products                                                      310,657              1,143,972
                                                                                 -------              ---------
                                                                             $ 5,972,420              6,656,236


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

                                                       Quarter Ended June 30,
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


Other current liabilities increased $96,789 to $1,127,817 at the end of the first quarter from $1,031,028 at March 31, 2001. The increase is primarily attributable to increased levels of accrued payroll, employee benefits and accrued future payments under a contingent pricing arrangement with a customer that provides for a retroactive price concession if the customer meets annual volume delivery targets. Pursuant to this arrangement, the Company invoices at the current purchase order price, records product sales at the lower annual volume delivery target price and records the cumulative difference in these amounts as a accrued liability. At June 30, 2001 deferred revenues under this arrangement accounted for $73,729 of the increase in accrued liabilities.


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

                         Quarter ended June 30,
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


                             UQM Technologies, Inc.
                             Registrant

Date: February 14, 2002      By:/s/ Donald A. French
                                    Donald A. French
                                    Treasurer
                                    (Principal Financial and
                                    Accounting Officer)