Form 10-Q/A
period 2001-09-30
UQM TECHNOLOGIES INC
filed 2002-02-15
CIK 315449

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

                         Commission file number 1-10869



                             UQM TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)



                               Colorado            84-0579156
                  ------------------------------ --------------
                (State or other jurisdiction of  (I.R.S. Employer
               incorporation or organization)     Identification No.)



                   425 Corporate Circle Golden, Colorado 80401
                   -------------------------------------------
               (Address of principal executive offices) (zip code)



                                 (303) 278-2002
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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
                                                                                           ==========          ==========

                                   (Continued)





                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued


                                                                                        September 30,           March 31,
Liabilities and Stockholders' Equity                                                         2001                  2001
------------------------------------                                                     ----------              -------
                                                                                         (unaudited)
Current liabilities:
   Accounts payable                                                                      $  2,651,142           2,777,737
   Other current liabilities (note 5)                                                       1,183,842           1,031,028
   Current portion of long-term deferred
     gain on sale of real estate                                                              115,713             115,713
   Current portion of long-term debt                                                          759,206             865,685
   Revolving line-of-credit (note 6)                                                        3,455,000           4,037,000
   Term debt and accrued future losses of
     discontinued operations (note 9)                                                       1,461,496               -
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (note 3)                                                                       463,101             197,819
                                                                                           ----------          ----------

          Total current liabilities                                                        10,089,500           9,024,982

Long-term deferred gain on sale of real estate                                                578,565             636,423
Long-term debt, less current portion                                                        1,414,651           2,606,075
                                                                                           ----------          ----------

          Total liabilities                                                                12,082,716          12,267,480

Stockholders' equity (notes 7 and 13):
   Common stock, $.01 par value, 50,000,000
     shares authorized; 17,561,729 and
     17,423,358 shares issued                                                                 175,617             174,233
   Additional paid-in capital                                                              51,112,499          50,626,120
   Accumulated deficit                                                                    (38,441,283)        (35,164,723)
   Accumulated other comprehensive income                                                    (384,300)           (384,300)
   Note receivable from officer                                                               (34,039)            (37,217)
                                                                                            ----------        ----------

          Total stockholders' equity                                                       12,428,494          15,214,113
                                                                                           ----------          ----------

Commitments (note 12)

                                                                                         $ 24,511,210          27,481,593
                                                                                           ==========          ==========


See accompanying notes to consolidated financial statements.





                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                   Quarter Ended September 30,        Six Months Ended September 30,
                                                       2001           2000               2001            2000
                                                    ---------      ---------          ---------       ----------

Revenue (note 8):
   Contract services                             $    641,044          352,881         1,317,275             897,899
   Product sales                                    4,580,443        5,735,254        10,414,006          11,373,983
                                                   ----------        ---------        ----------          ----------
                                                    5,221,487        6,088,135        11,731,281          12,271,882
                                                   ----------        ---------        ----------          ----------

Operating costs and expenses:
   Costs of contract services                         443,872          380,479           961,298             866,341
   Costs of product sales                           4,327,039        5,119,389         9,401,306           9,819,578
   Research and development                             6,601           27,501            70,744              65,410
   General and administrative                       1,113,293        1,018,761         2,016,363           1,871,327
   Impairment of assets                                  -             216,818             -                 216,818
   Amortization of goodwill                            67,587           67,587           135,174             135,174
                                                   ----------       ----------        ----------          ----------
                                                    5,958,392        6,830,535        12,584,885          12,974,648
                                                   ----------       ----------        ----------          ----------

      Loss from operations                           (736,905)        (742,400)         (853,604)           (702,766)

Other income (expense):
   Interest income                                     19,516           13,459            44,297              37,773
   Interest expense                                   (90,711)         (66,768)         (197,528)           (123,695)
   Minority interest share of earnings
     of consolidated subsidiary                          -             (19,992)           -                  (39,577)
   Other                                               22,439                4            51,375              (2,910)
                                                   ----------       ----------           ---------          ----------
                                                      (48,756)         (73,297)         (101,856)           (128,409)
                                                   ----------       ----------         ---------            ----------


      Loss from continuing operations                (785,661)        (815,697)         (955,460)           (831,175)

      Discontinued operations (note 9):
        Loss from operations of
          discontinued gear division                 (326,644)        (259,993)         (644,650)           (577,393)
        Loss on disposal of gear division
          including provision of $663,792
          for operating losses during
          phase-out period                         (1,676,450)              -         (1,676,450)                 -
                                                   ----------              ---         ---------                 ---
                                                   (2,003,094)        (259,993)       (2,321,100)           (577,393)
                                                   ----------         ---------        ---------           ---------



      Net loss                                   $ (2,788,755)      (1,075,690)       (3,276,560)         (1,408,568)
                                                   ==========       ==========        ==========          ==========

      Net loss per common share -
        basic and diluted (note 10)
          Continuing operations                        $ (.05)            (.05)             (.06)               (.05)
          Discontinued operations                        (.11)            (.01)             (.13)               (.03)
                                                          ---              ---               ---                 ---
                                                       $ (.16)            (.06)             (.19)               (.08)
                                                          ===              ===               ===                 ===

Weighted average number of shares
  of common stock outstanding (note 10)            17,524,504       17,269,444        17,480,202          17,242,489
                                                   ==========       ==========        ==========          ==========


See accompanying notes to consolidated financial statements.





                     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                 Six Months Ended September 30,
                                                                                                 ------------------------------
                                                                                                2001                     2000
                                                                                               ------                   ------

Cash flows provided (used) by operating activities of continuing operations:
       Loss from continuing operations                                                    $  (955,460)              (831,175)
       Adjustments to reconcile loss from continuing
         operations to net cash provided (used) by
       operating activities of continuing operations:
              Depreciation and amortization                                                   769,793               694,712
              Deferred gain on sale of real estate                                            (57,858)               -
              Impairment of assets                                                              -                   216,818
              Minority interest share of earnings of
                consolidated subsidiary                                                         -                    39,577
              Non-cash compensation expense for common stock,
                stock options and warrants issued for services                                  9,558                78,253
              Loss on sale of property and equipment                                            6,493                 2,917
              Change in operating assets and liabilities:
                   Accounts receivable and costs and estimated
                     earnings in excess of billings on
                     uncompleted contracts                                                  1,090,877              (696,106)
                   Inventories                                                                557,455            (2,729,659)
                   Prepaid expenses and other current assets                                 (108,020)               56,484
                   Accounts payable and other current liabilities                              64,977             1,565,239
                   Billings in excess of costs and estimated
                     earnings on uncompleted contracts                                        265,282               376,907
                                                                                            ---------            ----------

                          Net cash provided (used) by operating
                            activities of continuing operations                             1,643,097            (1,226,033)
                                                                                            ---------             ----------

Cash flows used by investing activities of continuing operations:
       Acquisition of property and equipment                                                 (413,173)           (1,401,545)
       Proceeds from sale of property and equipment                -                            7,000
       Increase in patent and trademark costs                                                 (32,207)              (33,801)
       Proceeds from sale of Germany joint venture                                              -                   400,000
       Investment in other long-term assets                                                     -                   (75,000)
                                                                                             ---------            ----------

                          Net cash used by investing activities
                    of continuing operations                                              $  (445,380)           (1,103,346)
                                                                                             ---------            ----------




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


Other current liabilities increased $152,814 to $1,183,842 at the end of the first half from $1,031,028 at March 31, 2001. The increase is primarily attributable to future payments under a contingent pricing arrangement with a customer that provides for a retroactive price concession if the customer meets annual volume delivery targets. Pursuant to this arrangement, the Company invoices at the current purchase order price, records product sales at the lower annual volume delivery target price and records the cumulative difference in these amounts as an accrued liability. At June 30, 2001 deferred revenues under this arrangement accounted for $139,600 of the increase in accrued liabilities.



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

General and administrative expense for the second quarter increased $94,532 to $1,113,293 and increased $145,036 to $2,016,363 for the quarter and six months ended September 30, 2001, respectively, compared to $1,018,761 and $1,871,327 for the comparable prior year periods. The increase for both periods was primarily due to legal, accounting and investment banking fees associated with the due diligence review of a potential acquisition target of $156,461 which were charged to expense upon termination of negotiations during the quarter.

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


New Accounting Pronouncements


In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that, beginning on the first day of the Company's next fiscal year, goodwill will no longer be amortized for any intangible assets determined to have an indefinite useful life acquiredin a business combinations accounted for under the purchase method completed prior to June 30, 2001. In addition, the Company will be required to assign goodwill to specific reporting units and then test it for impairment at least annually under a two step approach designed to compare the carrying value of each reporting unit to the fair value of the reporting unit. Upon implementation, the Company will be required to reassess its intangible assets, including goodwill recorded in connection with earlier acquisitions accounted for under the purchase method, including their useful lives. The Company expects to implement SFAS 142 in the first fiscal quarter ending June 30, 2002. The Company has not yet assessed the impact the implementation of SFAS 142 will have on its financial condition and results of operations, and does not expect to do so until the quarter ending June 30, 2002.

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

Item 5. Other Information

The following risk factors are applicable to our business:

1. We have incurred significant operating losses.

We have incurred significant operating losses as shown in the following tables:

            arter ended September 30,        Six Months ended September 30,
            -------------------------        ------------------------------
                2001           2000              2001              2000
                ----           ----              ----              ----

Net loss      $ 2,788,755    $ 1,075,690       $ 3,276,560       $ 1,408,568

                             Fiscal Year Ended March 31,
                        -----------------------------------
                        2001         2000           1999
                        ----         ----           ----

Net loss              $ 3,140,122   $ 6,471,807   $ 3,754,070

We have had accumulated deficits as follows:

March 31, 2001    $ 35,164,723

March 31, 2000    $ 32,024,601

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

                             UQM Technologies, Inc.
                             Registrant

Date: February 15, 2002      By:/s/ Donald A. French
                                    Donald A. French
                                    Treasurer
                                    (Principal Financial and
                                    Accounting Officer)