Form 10-Q/A
period 2001-12-31
UQM TECHNOLOGIES INC
filed 2002-02-15
CIK 315449

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

  Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue from continuing operations has been derived and the percentage of total revenue is summarized as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Tyco International	$ 1,215,880	1,318,547	4,023,295	3,352,234
HandEra, Inc.	539,288	2,210,317	1,676,182	4,408,535
Invacare Corporation	1,051,340	646,528	3,100,715	2,227,221

	$ 2,806,508 ===========	4,175,392 =========	8,800,192 =========	9,987,990 =========

Percentage of total revenue	54%	60%	52%	52%

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

Total revenue from continuing operations for the quarter ended December 31, 2001 declined $1,773,977 or 26 percent to $5,165,969 compared to $6,939,946 for the comparable quarter last year. For the nine months ended December 31, 2001 total revenue declined $2,314,578 or 12 percent to $16,897,250 compared to $19,211,828 for the comparable period last year. Contract services revenue increased $294,028 or 49% to $888,736 compared to $594,708 for the comparable quarter last year, and rose $713,404 or 48% to $2,206,011 compared to $1,492,607 for the nine months ended December 31, 2001 and December 31, 2000, respectively. The increase in contract services revenue is attributable to improved demand for development projects. Product sales for the quarter declined $2,068,005 or 33% to $4,277,233 versus $6,345,238 for the comparable quarter last year. Product sales for the nine months ended December 31, 2001 declined $3,027,982 or 17% to $14,691,239 compared to $17,719,221 for the first nine months of the year. The Company has historically derived significant product sales revenue from three key customers, Tyco International, HandEra, Inc. and Invacare who together represented $2,806,508 or 54 percent and $8,800,192 or 52 percent of the Company's total revenue for the quarter and nine months ended December 31, 2001, respectively, compared to $4,175,392 or 60 percent and $9,987,990 or 52 percent for the comparable periods last year. Mechanical product sales revenue increased $404,812 or 63% to $1,051,340 and increased $873,494 or 39% to $3,100,715 for the quarter and nine months ended December 31, 2001, respectively, compared to $646,528 and $2,227,221 for the comparable periods last year due to increased shipments of wheel chair motors to Invacare Corporation. Electronic product sales revenue decreased $2,484,443 or 44% to $3,209,942 and decreased $3,763,990 or 25% to $11,097,801 for the quarter and nine months ended December 31, 2001, respectively, compared to $5,694,385 and $14,861,791 for the comparable periods last year. The decrease for the quarter is primarily attributable to reduced shipments of handheld personal digital assistants manufactured for HandEra, Inc. which represented $1,671,039 of the decrease in revenue and to reduced shipments to Tyco International which represented $102,667 of the decline. The decrease for the nine month period is primarily attributable to reduced shipments to HandEra, Inc. of $2,732,353 and generally lower shipments to several other customers due to weakening economic conditions during the current fiscal year. In addition, the Company expects to complete the manufacture of remaining open purchase order quantities for HandEra, Inc., which amounted to approximately $825,000 of the Company's backlog at December 31, 2001, over the next five months and then discontinue serving this customer.  The Company's electronics segment continues to experience poor conditions and rapidly changing product specifications.

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

General and administrative expense for the third quarter increased $82,155 to $938,807 and increased $227,191 to $2,955,170 for the quarter and nine months ended December 31, 2001, respectively, compared to $856,652 and $2,727,979 for the comparable prior year periods. The increase for both periods was primarily due to legal, accounting and investment banking fees associated with the due diligence review of a potential acquisition target of $50,000 and $206,461 for the quarter and nine months, respectively, which were charged to expense upon termination of negotiations during the quarter.

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

Item 5. Other Information

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:
	Quarter ended December 31,		Nine Months ended December 31,
	2001	2000	2001	2000
Net loss	$579,750	$ 429,539	$ 3,856,310	$ 1,838,107
	Fiscal Year Ended March 31,
	2001	2000	1999
Net loss	$ 3,140,122	$ 6,471,807	$ 3,754,070

We have had accumulated deficits as follows:
March 31, 2001	$ 35,164,723
March 31, 2000	$ 32,024,601
December 31, 2001	$ 39,021,033

In the future we plan to make additional investments in product development and commercialization which is likely to cause us to remain unprofitable.

The current economic downturn has resulted in a reduction in our contract manufacturing service revenue and future reductions could further adversely affect our financial condition, results of operations and liquidity.

Our electronic products segment manufactures products to customers' design specifications as a contract manufacturer. We purchase inventory on behalf of customers for which the customer is financially obligated in the event his production order with us is cancelled or otherwise not fulfilled. Some of our customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. In addition, our electronics manufacturing contracts generally do not include minimum purchase requirements and during economic downturns such as we have experienced in the current fiscal year, some of our customers have reduced and may continue to reduce their orders for our services and our electronics manufacturing revenue has declined and may continue to decline. Our loan agreements have terms limiting borrowings to certain percentages of eligible accounts receivable and inventory. If customers were not to honor financial obligations for the inventory we hold for them, or not pay the accounts receivable due from them, we would be required to repay a portion of the loan in order to be in compliance with our borrowing limitation provisions and operating performance of our loan agreement covenants. We cannot assure you that we would then be able to obtain waivers of such covenants or to obtain replacement financing on terms acceptable to us. In such a circumstance, we would have to curtail certain of our operations which could result in lower revenue levels and additional operating losses. To the extent our customers experience financial difficulties sufficient to impair their ability to honor their financial commitments, or reduce their orders, we could experience a material adverse change in our financial condition, results of operations and liquidity.

Most of our net sales come from three customers, one of which we are losing. Reductions in purchases by either of the remaining two significant customers could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue has historically been concentrated among three large customers, Tyco International, HandEra, Inc. and Invacare Corporation. We are in the process of completing shipments to HandEra, Inc. under an existing purchase order and expect to generate revenue of approximately $825,000 during the five months beginning January 1, 2002 and ending May 31, 2002, after which they will no longer be a customer. Revenue derived from HandEra, Inc. during the quarter and nine months ended December 31, 2001 declined substantially to $539,288 and $1,676,182, respectively, from the comparable prior year levels of $2,210,317 and $4,408,535, respectively. The loss of either of the two remaining significant customers or a significant reduction in revenue from these customers could cause us to experience a material adverse change in our financial condition, results of operations and liquidity.

The failure by our customers to adapt their products to rapidly changing competitive conditions could harm our business.

Most of our sales are to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our manufacturing services could decline significantly, causing a material adverse change in our financial condition, results of operations and liquidity.

Our operating losses and working capital requirements could consume our current cash balances.

We expect to have operating losses during fiscal 2002. Cash balances stood at $2,254,768 at December 31, 2001.  If our losses become larger, they could consume some or all of our current cash balances. During several fiscal years prior to fiscal 2002, we experienced substantial growth in our revenue which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

Future rapid growth and expansion could strain our ability to manage our operations and financial resources.

During several fiscal years prior to fiscal 2002, we experienced substantial growth in our revenue which increased our operating complexity. We are actively considering possible future acquisitions at any given time. To manage future rapid growth we must:

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

- expand and improve our computer systems and software tools to manage our manufacturing and engineering activities

- continue to develop and market new products and services

- integrate acquired operations with our existing operations

- control expenses and working capital requirements related to the expansion of our business

We cannot assure you that we will be able to satisfy these requirements, or otherwise manage our growth effectively, and any failure to do so could have a material adverse effect on our financial condition, results of operations and liquidity.

Our government contracts can be cancelled with little or no notice and could restrict our ability to commercialize our technology.

Some of our technology has been developed under government funding by the United States. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency and in some cases grant "march-in" rights to the government. March-in rights are the right of the United States government or the applicable government agency, under limited circumstances, to exercise a non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government to facilitate commercialization of technology developed with government funding if we fail to commercialize the developed technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights by the government or an agency of the government could restrict our ability to commercialize our technology.

We face intense competition and may be unable to compete successfully.

We face intense competition from domestic and international companies, many of which possess longer operating histories and significantly greater financial resources and marketing, distribution and manufacturing capability.

If we are unable to protect our patents and other proprietary technology, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize our products. In addition, the cost of enforcing our proprietary rights may be expensive and result in increased losses.

Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot assure you that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we cannot assure you that we would be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future.

If third parties assert technology infringement claims against us, the defense of the claims could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

Product liability insurance claims could cause an increase in our insurance rates or could exceed our insurance limits, which could impair our financial condition, results of operations and liquidity.

The sale of our products involves a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.

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