Form 10-Q/A
period 2001-12-31
UQM TECHNOLOGIES INC
filed 2002-03-04
CIK 315449

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

The significant customers for the quarter and nine months ended December 31, 2001 and 2000 were customers in the Company's electronic products and mechanical products segments. These customers, in total, also represented 42% and 77% of total accounts receivable at December 31, 2001 and 2000, respectively. In addition, the Company's electronic products segment manufactures products to customers design specification as a contract manufacturer. As such, the Company purchases inventory on behalf of customers for which the customer is financially obligated in the event his production order with the Company is cancelled or otherwise not fulfilled. Substantially all inventories carried by the electronic products segment are covered by customer commitments and approximately $1.6 million is attributable to Tyco International and HandEra, Inc.

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

Total revenue from continuing operations for the quarter ended December 31, 2001 declined $1,773,977 or 26 percent to $5,165,969 compared to $6,939,946 for the comparable quarter last year. For the nine months ended December 31, 2001 total revenue declined $2,314,578 or 12 percent to $16,897,250 compared to $19,211,828 for the comparable period last year. Contract services revenue increased $294,028 or 49% to $888,736 compared to $594,708 for the comparable quarter last year, and rose $713,404 or 48% to $2,206,011 compared to $1,492,607 for the nine months ended December 31, 2001 and December 31, 2000, respectively. The increase in contract services revenue is attributable to improved demand for development projects. Product sales for the quarter declined $2,068,005 or 33% to $4,277,233 versus $6,345,238 for the comparable quarter last year. Product sales for the nine months ended December 31, 2001 declined $3,027,982 or 17% to $14,691,239 compared to $17,719,221 for the first nine months of the year. The Company has historically derived significant product sales revenue from three key customers, Tyco International, HandEra, Inc. and Invacare who together represented $2,806,508 or 54 percent and $8,800,192 or 52 percent of the Company's total revenue for the quarter and nine months ended December 31, 2001, respectively, compared to $4,175,392 or 60 percent and $9,987,990 or 52 percent for the comparable periods last year. Mechanical product sales revenue increased $404,812 or 63% to $1,051,340 and increased $873,494 or 39% to $3,100,715 for the quarter and nine months ended December 31, 2001, respectively, compared to $646,528 and $2,227,221 for the comparable periods last year due to increased shipments of wheel chair motors to Invacare Corporation. Electronic product sales revenue decreased $2,484,443 or 44% to $3,209,942 and decreased $3,763,990 or 25% to $11,097,801 for the quarter and nine months ended December 31, 2001, respectively, compared to $5,694,385 and $14,861,791 for the comparable periods last year. The decrease for the quarter is primarily attributable to reduced shipments of handheld personal digital assistants manufactured for HandEra, Inc. which represented $1,671,039 of the decrease in revenue and to reduced shipments to Tyco International which represented $102,667 of the decline. The decrease for the nine month period is primarily attributable to reduced shipments to HandEra, Inc. of $2,732,353 and generally lower shipments to several other customers due to weakening economic conditions during the current fiscal year and was partially offset by increased sales to Tyco International which increased $671,061 from the comparable prior period, reflecting the sale of a higher priced final assembly this year versus primarily lower priced components of the final assembly during the comparable period last year. In addition, the Company expects to complete the manufacture of remaining open purchase order quantities for HandEra, Inc., which amounted to approximately $825,000 of the Company's backlog at December 31, 2001, over the next five months and then discontinue serving this customer.  The Company's electronics segment continues to experience poor conditions and rapidly changing product specifications.

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

A significant portion of our total revenue has historically been concentrated among three large customers, Tyco International, HandEra, Inc. and Invacare Corporation. HandEra has informed us that following the sale of the remaining units it has ordered from us, HandEra will no longer offer for sale the product we have been manufacturing for HandEra. We are in the process of completing shipments to HandEra under an existing binding purchase order and expect to generate revenue of approximately $825,000 during the five months beginning January 1, 2002 and ending May 31, 2002, after which we expect no further revenue from HandEra. Revenue from HandEra during the quarter and nine months ended December 31, 2001 declined substantially to $539,288 and $1,676,182, respectively, from the comparable prior year levels of $2,210,317 and $4,408,535, respectively. The loss of either of the two remaining significant customers or a significant reduction in revenue from these customers could cause us to experience a material adverse change in our financial condition, results of operations and liquidity.

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

We expect to have operating losses during fiscal 2002. Cash balances stood at $2,254,768 at December 31, 2001.  If our losses become larger, they could consume some or all of our current cash balances. During several fiscal years prior to fiscal 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

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

We face intense competition in our motor development and may be unable to compete successfully.

In developing electric motors for use in vehicles, wheelchairs and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. These companies have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours.

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

Use of our motors in vehicles and wheelchairs could subject us to product liability claims, and product liability insurance claims could cause an increase in our insurance rates or could exceed our insurance limits, which could impair our financial condition, results of operations and liquidity.

Because some of our motors are designed to be used in vehicles and wheelchairs, and because vehicle and wheelchair accidents can cause injury to persons and property, we are subject to a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              None

          (b) Reports on Form 8-K

              None

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UQM Technologies, Inc.
                               Registrant

  Date: March 4, 2002          By:/s/ Donald A. French
                                      Donald A. French
                                      Treasurer
                                      (Principal Financial and
                                      Accounting Officer)