Form 10-K
period 2002-03-31
UQM TECHNOLOGIES INC
filed 2002-06-26
CIK 315449

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2002

Commission file number 1-10869

UQM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0579156 (I.R.S. Employer Identification No.)

425 Corporate Circle, Golden, Colorado       80401

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

The aggregate market value of the voting stock held by nonaffiliates of the registrant (18,332,525 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of June 21, 2002:

$69,663,595

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of June 21, 2002:

18,842,888 shares of the

registrant's common stock,

$.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III certain information is incorporated by reference from the Company's definitive Proxy Statement for the August 21, 2002 Annual Meeting of Shareholders.

TABLE OF CONTENTS

ITEM 1. BUSINESS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5. MARKET PRICE OF COMMON STOCK

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11 EXECUTIVE COMPENSATION

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

SIGNATURES

ITEM 1. BUSINESS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section at the end of this Item 1.

General

UQM Technologies, Inc., ("UQM" or the "Company") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic inverters. The primary focus of the Company is incorporating its advanced technology into products aimed at existing commercial markets for electrically propelled vehicles such as wheelchairs, golf carts and industrial utility vehicles as well as emerging markets expected to experience rapid growth including power systems for clean electric, hybrid electric and fuel cell electric on-road and off-road vehicles, under-the-hood power accessories configured to operate at 42 volts and environmentally friendly, distributed power generators. The Company operates its business in three segments: 1) technology - which encompasses the further advancement and application of the Company's proprietary motors, generator, power electronics and software; 2) mechanical products – which encompasses the manufacture of motors and generators; and 3) electronic products which encompasses the manufacture of electronic printed circuit assemblies, wire harnesses and complete electronic boxes. The Company's $0.01 par value common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin stock exchanges under the symbol "UQM".

The Company's revenue is derived from two principle sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of the Company's proprietary technology portfolio or the application of proprietary technology to customer's products; and 2) the manufacture and sale of products engineered by the Company and the contract manufacture of products designed by others.

The Company's objective is to leverage its technology base and name recognition to develop and manufacture products for its customers that are superior in performance at competitive prices. To this end, the Company has initially focused its attention on four market areas that have significant growth potential: 1) electric propulsion systems, generators and power electronic inverters for electric, hybrid electric and fuel cell electric vehicles. Virtually every automobile and truck manufacturers worldwide are developing such vehicles. In the case of hybrid electric powerplants, additional customers include Tier I and Tier II automotive suppliers who hope to provide complete hybrid electric systems to their automotive customers; 2) electric propulsion systems and electronic inverters for small vehicles, such as electric wheelchairs, golf carts, small industrial vehicles, lawn and grounds care equipment and the like; 3) under-the-hood power accessories, such as electric air conditioning compressors and electric power steering which are expected to replace existing belt-driven parasitic components now in use as part of the automotive industry's adoption of a new 42 volt standard and fuel cell components such as air compressor drive motors and electronic inverters to manage the operation of the fuel cell, its power generation and the conversion of DC power output of the fuel cell to AC for home use; and 4) distributed power generation products such as wind generators, engine generators and electronic power inverters for both residential and commercial customers that need standby or backup power, remote stand-alone power, as well as, grid-connected power. Fundamental to this strategy is the continual advancement of the Company's proprietary motor, generator, power electronic inverter and software technology portfolio and the maintenance of a high quality and competitive manufacturing capability for products developed by the Company. Substantially all of the Company's research and development activities are the results of projects contracted for and funded by its customers, and in most cases, the Company maintains all or substantially all of the intellectual property rights in technology enhancements.

The Company has three principal operating units: 1) UQM Technologies, Inc., located in Golden, Colorado, which includes the Corporate Headquarters and Engineering and Product Development Center; 2) wholly owned subsidiary UQM Power Products, Inc., ("UQM Power") located in Frederick, Colorado, which manufactures permanent magnet electric motors and generators; and 3) wholly owned subsidiary UQM Electronics, Inc. ("UQM Electronics"), located in St. Charles, Missouri which manufactures electronic printed circuit board assemblies, cable harness assemblies and complete electronic boxes.

The Company also holds minority ownership positions in Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), EV Global Motors Company ("EV Global"), and Windemere Eco Development Limited ("WED") and Aeromax Corporation ("Aero"). The carrying value of all of these investments on the Company's balance sheet has been reduced to zero because they were impaired under generally accepted accounting principles. Taiwan UQM is a joint venture with Kwang Yang Motor Company, Ltd. ("KYMCO") and Turn-Luckily Technology Co., Ltd. Taiwan UQM, located in Taipei, Taiwan, is a licensee of the Company and manufacturer of starter motors and alternators for gasoline scooters and electric propulsion systems for an all electric scooter. The Company holds a 38.25 percent ownership interest in Taiwan UQM. EV Global, based in Los Angeles, is a developer and distributor of electric bicycles. WED is an environmentally sensitive development of Windemere Island in the Bahamas. Aeromax Corporation is a developer and manufacturer of wind turbine generators and associated products for residential use.

Net loss for the fiscal year was $8,592,655 or $0.49 per common share, including the write-down of goodwill of $4,348,633 or $0.25 per common share and loss from discontinued operations of $2,321,100 or $0.13 per common share, versus a net loss last year of $3,140,122 or $0.18 per common share. Excluding the write-down of goodwill, continuing operations for the fiscal year ended March 31, 2002, resulted in a loss of $1,922,922 or $0.11 per common share on total revenue of $21,395,240 versus a loss from continuing operations of $2,042,538 or $0.12 per common share on total revenue of $25,294,650 last fiscal year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year, including the write-down of goodwill of $4,348,633 or $0.25 per common share and loss from discontinued operations of $2,321,100 or $0.13 per common share, was $6,068,821 or $0.35 per common share. EBITDA from continuing operations for the year, excluding the write-down of goodwill, was $55,078 or nil per common share versus EBITDA from continuing operations of $(304,509) or $(0.02) per common share last year.

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

In April 2002, subsequent to the end of the fiscal year, the Company completed a secondary offering of 1,160,095 shares of its common stock and two year warrants to purchase an additional 232,019 shares of common stock at an exercise price of $5.73 per common share to institutional and other investors in Europe and the United States. The transaction was priced based on the average closing price of the common stock on the American Stock Exchange for the five trading days immediately preceding the transaction date. Net cash proceeds to the Company were $4,433,114, a  portion of which was  applied to the  reduction of  debt. I-Bankers Securities, Inc. served as underwriter for the offering.

Technology Segment

The technology segment of the Company encompasses the operations of the Engineering and Product Development Center and the administrative and management functions performed by the Corporate Headquarters staff and senior executives. The Company's Engineering and Product Development Center occupies a 25,000 square foot facility located in Golden, Colorado equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic inverters, software, and vehicle integration activities. The technology segment conducts sponsored and internally-funded engineering activities directed toward the development of new products and the engineering of motors, generators, and power electronic inverters to meet the requirements of customers' specific product applications and is the source of engineering services for both the mechanical and electronic product segments. During fiscal year 2002, the technology segment revenue rose 10.9 percent to $3,747,725 consisting of $2,999,342 of contract services revenue and $748,383 of revenue from the sale of low volume motor and inverter products compared to technology segment revenue of $3,378,396 consisting of contract services revenue of $2,283,292 and revenue from the sale of low volume motor and inverter products of $1,095,104 last fiscal year. Net earnings for the technology segment in fiscal year 2002 were $32,078, compared to a net loss of $921,583 last fiscal year. Technology segment EBITDA for the fiscal year ended March 31, 2002 was $353,544 versus $(477,444) last fiscal year.

Mechanical Products Segment

The mechanical products segment of the Company encompasses the operations of the Company's wholly-owned subsidiary, UQM Power Products, Inc. UQM Power occupies a 25,000 square foot manufacturing plant located in Frederick, Colorado. Prior to September, 2001, UQM Power Products, Inc. operations consisted of the volume manufacture of motors and the contract manufacture of gears and gear assemblies. Due to continuing weak demand in the markets served by the Company, the gear market generally, and industry trends toward greater sourcing of customer gear requirements overseas, the Company announced its intention to divest its non-core contract gear manufacturing business. As a result, in the second quarter of fiscal year 2002 the Company recorded a charge for discontinued operations of $1,676,450 reflecting management's estimate of the difference between the expected liquidation value of the business and its carrying value and the expected future operating losses to be incurred during the winding down of operations. In addition, losses for the six months ended September 30, 2002 of $644,650 attributable to gearing operations were reclassified and separately presented on the Company's financial statements.

Motor manufacturing operations consist of the high volume manufacture of the Company's proprietary permanent magnet motors. During fiscal year 2002, the motor manufacturing operations revenue rose 42.6 percent to $4,001,270 from the prior year's revenue of $2,805,300. Net earnings from motor manufacturing operations for the year were $23,160 compared to net earnings last fiscal year of $219,325. The decrease in earnings is attributable to increased allocations of general corporate overhead and facility costs following the announced divestiture of gearing operations. EBITDA for the fiscal year ended March 31, 2002 was $221,943 compared to $337,590 last year.

Electronic Products Segment

The electronic products segment of the Company encompasses the operations of the Company's wholly-owned subsidiary UQM Electronics, Inc. and includes the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. In addition, UQM Electronics is a wholesale distributor of over 20 lines of passive electronic components. UQM Electronics conducts its operations from a 31,000 square foot manufacturing plant located in St. Charles, Missouri. During fiscal year 2002, segment operations were adversely impacted by a broad and significant business downturn in the contract electronics manufacturing sector, generally, including a substantial decline in consumer demand for electronic products resulting in a decline in segment revenue of 28.6 percent to $13,646,245 and a substantial increase in segment losses, including a charge for the write-off of goodwill of $4,348,633, to $6,326,793 versus a net loss last fiscal year of $1,340,280. Segment EBITDA for the fiscal year ended March 31, 2002, excluding the write-off of goodwill, was $(520,409) compared to EBITDA of $(164,655) last fiscal year. Segment EBITDA for the fiscal year ended March 31, 2002, including the write-off of goodwill, was $(4,869,042) compared to EBITDA of $(164,655) last fiscal year.

Technology
The Company's technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and power electronic inverters, together with software code to intelligently manage the operation of the system. See also "Patents" below.

The typical architecture (Figure 1) of a UQM(R) motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth magnets are mounted on the outer

Motor housing
Stator
Rotor
Electromechanical brake
End plate

circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearings which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM(R) machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of neodymium-iron-boron ("NdFeB") magnet material in a wide range of consumer devices, such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing the Company to price its advanced motors and controls competitively with lesser performing conventional motors which management believes will accelerate the rate of commercialization of the Company's technology.

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

In April 2002, the Company announced the successful completion of testing and the commercial availability of an integrated electric traction system ("INTETS"),the next generation of its motor technology for vehicle propulsion applications including battery, hybrid and fuel cell electric vehicles. INTETS maximizes the advantages of the UQM(R) motor architecture by packaging a single speed gear reduction and differential inside the hollow rotor and integrating the power electronic inverter with the machine. The INTETS system is the electrical equivalent of a conventional powertrain consisting of an internal combustion engine, transmission and differential. The INTETS system measures 15 inches (380 mm) in length with an 11 inch (280mm) diameter (excluding an optional electronic inverter), incorporates internal epicyclic single-stage gearing, off-the-shelf internal differential components and parking pawl, and delivers continuous power of 30 kW, peak power of 75 kW and peak torque of 1,700 N-m. The optional, fully integrated, intelligent inverter can be programmed to meet a variety of vehicle configurations and incorporates controller area communications protocol for ease of use and integration by original equipment manufacturers. The complete system, including inverter has a peak efficiency exceeding 91 percent.

Similarly, the Company is developing a line of modular motors that are expected to improve the continuous power output of the Company's existing motors and generators by about 25 percent without increasing size or weight. Preliminary testing of initial prototypes are underway and the Company expects to file several patent applications surrounding the design features of these motors.

Substantially all of the Company's research and development activities are the results of projects contracted for and funded by customers, with the Company typically retaining intellectual property rights in the resulting technology developed. Customer funded development activities are recorded as contract services revenue and the associated development costs are shown as cost of contract services in the Company's financial statements. For the year ended March 31, 2002, revenues from customer funded research and development activities were $2,999,342 and internally-funded research and development expenditures were $98,940.

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

The Company believes its principal competitors include Honda, Toyota, Hitachi, Matsushita, Siemens, Delphi, Ballard Power Systems and Visteon.

The mechanical products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources, marketing, distribution and manufacturing capability. The Company believes its principal competitors include Advanced DC, Owosso Corporation, Emerson Electric, General Electric, Rockwell International, Baldor and ABB.

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

Patents

The Company holds U.S. Patent No. 5,004,944, issued on April 2, 1991,entitled "Lightweight high power electromagnetic transducer". Corresponding applications were filed in foreign countries, and most of these foreign applications have issued as patents. U.S. Patent 5,311,092, issued on May 10, 1994, and is a related patent directed to additional subject matter regarding lightweight, high power electromagnetic transducers. U.S. Patent No. 5,319,8444, issued June 14, 1994, and is a continuation-in-part of U.S. Patent No. 5,004,944. U.S. Patent No. 5,319,844 claims various methods of producing armatures for electromagnetic transducers.

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

The Company was granted U.S. Patent No. 5,382,859, issued January 17, 1995, entitled "Stator and method of constructing same for high power density electric motors and generators". The Company also holds U.S. Patent No. 5,592,731, issued on January 15, 1997 and entitled "Method of constructing a stator". These patents relate to the Company's enhancement to its motor technology. Corresponding applications were filed in foreign countries, and many of these foreign applications have issued as patents.

The Company was granted U.S. Patent No. 5,677,605, issued October 14, 1997 entitled "Brushless DC motor using phase timing advancement". This patent describes a low cost method of controlling the drive current to a motor, which can achieve operating characteristics ideal for vehicle traction drives. Corresponding applications were filed in foreign countries, and most of these foreign applications have issued as patents.

The Company was granted U.S. Patent No. 5,982,063, issued November 9, 1999, entitled "Electric motor with internal brake". This patent relates to current developments in electric wheelchair drives. Corresponding applications were filed in foreign countries, some of which have issued.

In July 1998, the Company filed a new U.S. patent application titled "Accurate Rotor Position Sensor and Method Using Magnet Ring and Linear Output Hall Effect Sensors" which is pending. Corresponding applications are pending in foreign countries.

In January of 2002, the Company filed a new application for a rotor cooling apparatus. The application is pending. The deadline for filing foreign applications has not passed. Accordingly, no decision on foreign applications has been made.

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

Trademarks

The Company owns three U.S. Trademark Registrations for "UNIQ" (International Class 7 for power transducers, and Class 12 for utility land vehicles and Class 16 for Publications). The Class 7 and Class 12 trademarks are subject to renewal in August 2006; and the Class 16 trademark is subject to renewal in February 2007.

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

The Company has registered "POWERPHASE" as a trademark (International Class 12 for motors for electric and hybrid-electric land vehicles namely, modular brushless permanent magnet electric motor traction drives). Corresponding applications for trademark registration were filed in 11 countries. The trademark was registered in the European community on March 21, 1997. Trademark registrations have been granted in Mexico, Canada, China, Israel, Japan, Singapore, South Korea, Taiwan and Thailand.

 Backlog

The Company's technology segment had unperformed service contracts from customers which will provide payments to the Company upon completion aggregating approximately $1.1 million and an order backlog for prototype motors and controls of approximately $.03 million at May 31, 2002. All such service contracts are subject to amendment, modification or cancellation. The Company expects to complete all unperformed service contracts over the next 11 months and ship motor and controller backlog products over the next 2 months.

The Company's mechanical products segment had an order backlog of approximately $3.4 million at May 31, 2002. The Company expects to ship all backlog products within the next eight months.

The Company's electronic products segment had an order backlog of approximately $4.4 million at May 31, 2002. The Company expects to ship all backlog products within the next twelve months.

Customers and Suppliers

The Company has three significant customers, two of which are customers of its electronic products segment, Tyco International, Ltd., and Handera, Inc. which accounted for revenue of $5,397,571 and $1,066,190, respectively representing 25.2 percent and 5.0 percent of consolidated revenue, respectively, and one of which is a customer of its mechanical products segment, Invacare Corporation, which accounted for revenue of $4,001,270 representing 18.7 percent of consolidated revenue. These customers, in total, represented 48 percent of total accounts receivable and 42 percent of inventories at March 31, 2002.

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

U.S. Government Contracts

For the year ended March 31, 2002, $1,040,251, or approximately 4.9 percent of the Company's consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 2001, $853,341, or approximately 3.4 percent of consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 2000, $910,770, or approximately 4.8 percent of consolidated revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

Some of the Company's contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis based on not-to-exceed billing rates negotiated between the Company and the U.S. Government. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, the Company can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All U.S. Government contracts with the Company are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of May 31, 2002, the Company had 137 full-time employees. The Company has entered into employment contracts with two of its executive officers which expire December 31, 2002. None of the Company's employees are covered by a collective bargaining agreement. The Company's management believes that its relationship with its employees has been generally satisfactory.

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

Risk Factors

You should carefully consider the following factors and other information in this document and the information incorporated by reference before investing in our securities.

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2002	2001
2000

Net loss	$ 8,592,655	$ 3,140,122	$ 6,471,807

We have had accumulated deficits as follows:

March 31, 2002	$43,757,378
March 31, 2001	$35,164,723

In the future we plan to make additional investments in product development and commercialization which is likely to cause us to remain unprofitable.

The current economic downturn has resulted in a reduction in our contract manufacturing service revenue and future reductions could further adversely affect our financial condition, results of operations and liquidity.

Our electronic products segment manufactures products to customers' design specifications as a contract manufacturer. We purchase inventory on behalf of customers for which the customer is financially obligated in the event his production order with us is cancelled or otherwise not fulfilled. Some of our customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. In addition, our electronics manufacturing contracts generally do not include minimum purchase requirements and during economic downturns such as we have experienced in the current fiscal year, some of our customers have reduced and may continue to reduce their orders for our services and our electronics manufacturing revenue has declined and may continue to decline. If customers were to experience financial difficulties, reduce their orders, not honor financial obligations for the inventory we hold for them, or not pay the accounts receivable due from them we could experience a material adverse change in our financial condition, results of operations and liquidity.

Most of our net sales come from three customers, one of which we are losing. Reductions in purchases by either of the remaining two significant customers could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue has historically been concentrated among three large customers, Tyco International, HandEra, Inc. and Invacare Corporation. HandEra has informed us that following the sale of the remaining units it has ordered from us, HandEra will no longer offer for sale the product we have been manufacturing for HandEra. We are in the process of completing shipments to HandEra under an existing binding purchase order and expect to have additional revenue of approximately $650,000 subsequent to March 31, 2002 upon shipment of the product covered by the purchase order. Revenue from HandEra for the fiscal year ended March 31, 2002 declined substantially to $1,066,190 from the comparable prior year amount of $6,427,983. The loss of either of the two remaining significant customers or a significant reduction in revenue from these customers could cause us to experience a material adverse change in our financial condition, results of operations and liquidity.

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

We had a net loss of $8,592,655 during fiscal year 2002. Cash balances stood at $1,411,509 at March 31, 2002.  If our losses continue at this level, they could consume some or all of our current cash balances. During several fiscal years prior to fiscal year 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

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

ITEM 2. PROPERTIES

The Company owns or leases its offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning facilities of the Company as of May 31, 2002, is set forth in the table below:

Location	Square Feet	Ownership or Expiration Date of Lease	Use
Golden, Colorado(1)	40,000 (2)	September 2002	manufacturing, laboratories and offices
Frederick, Colorado	25,000	Own	manufacturing and offices
St. Charles, Missouri	31,000	March 2007	manufacturing, warehouse and offices

(1) The Company sold its fifty percent member interest in a limited liability company which owns this facility in January 2001.

(2) The Company occupies 25,000 square feet and sub-leases the remaining 15,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company has filed a lawsuit against a former customer of its Electronics Segment seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $360,000 plus attorneys fees and other costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2002.

ITEM 5. MARKET PRICE OF COMMON STOCK

The Company's common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2002	High	Low
Fourth Quarter	$5.60	$3.86
Third Quarter	$5.67	$3.95
Second Quarter	$6.30	$3.50
First Quarter	$7.49	$6.25

2001	High	Low
Fourth Quarter	$ 7.75	$6.13
Third Quarter	$ 8.38	$6.50
Second Quarter	$ 8.38	$7.19
First Quarter	$ 9.00	$6.25

On June 21, 2002 the closing price of the Company's common stock, as reported on the American Stock Exchange, was $3.80 per share and there were 892 holders of record of the Company's common stock.

The Company has not paid any cash dividends on its common stock since inception and intends for the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Board of Directors of the Company based upon consideration of the Company's earnings, capital needs and other factors then relevant.

ITEM 6. SELECTED FINANCIAL DATA

UQM Technologies, Inc.

Consolidated Selected Financial Data

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2002	2001	2000	1999	1998

Contract services revenue	$ 2,999,342	2,283,292	1,702,937	1,517,960	2,790,496

Product sales	$18,395,898	23,011,358	17,096,963	11,402,122	742,449

Loss from continuing
operations before other
income (expense)	$(6,337,051)	(1,805,409)	(4,892,252)	(2,527,785)	(3,013,342)

Loss from continuing
operations	$(6,271,555)	(2,042,538)	(5,504,510)	(2,992,297)	(3,252,197)

Discontinued operations	$(2,321,100)	(1,097,584)	(967,297)	(761,773)	(14,163)

Net loss	$(8,592,655)	(3,140,122)	(6,471,807)	(3,754,070)	(3,266,360)

Net loss per common share-
basic and diluted:
Continuing operations	$ (.36)	(.12)	(.33)	(.19)	(.23)
Discontinued operations	$ (.13)	(.06)	(.06)	(.05)	( - )
	$ (.49)	(.18)	(.39)	(.24)	(.23)

Total assets	$16,129,535	27,481,593	24,257,843	27,206,578	19,585,551

Long-term obligations	$ 1,108,023	2,606,075	3,422,459	4,396,127	1,029,924

Cash dividend
declared per common share	$ -0-	-0-	-0-	-0-	-0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section at the end of Item 1.

Financial Condition

Cash and cash equivalents at March 31, 2002 was $1,411,509 and working capital (the excess of current assets over current liabilities) was $3,184,735 compared with $2,399,006 and $4,737,780,respectively, at March 31, 2001. In April 2002, subsequent to the end of the fiscal year, the Company completed a secondary offering of 1,160,095 shares of its common stock and two year warrants to purchase an additional 232,019 shares of common stock at an exercise price of $5.73 per common share to institutional and other investors in Europe and the United States. The transaction was priced based on the average closing price of the common stock on the American Stock Exchange for the five trading days immediately preceding the transaction date. Net cash proceeds to the Company were  $4,433,114, a  portion of which  was applied to the  reduction of debt. I-Bankers Securities, Inc. served as underwriter for the offering.

Accounts receivable declined $1,236,487 to $2,662,554 at March 31, 2002 from $3,899,041 at March 31, 2001. The decrease is primarily attributable to accelerated collections from a significant customer and lower revenue levels during the fiscal year ended March 31, 2002.

Costs and estimated earnings in excess of billings on uncompleted contracts decreased $129,796 to $442,213 at March 31, 2002 from $572,009 at March 31, 2001. The decrease is attributable to the performance of work on engineering contracts at a rate faster than the associated billing arrangements. Estimated earnings on contracts in process rose to $1,025,313 at March 31, 2002 on costs incurred on contracts in process of $2,486,598 compared to estimated earnings on contracts in process of $720,333 on costs incurred on contracts in process of $1,974,471 at March 31, 2001. The increase in estimated earnings on contracts in process is attributable to an expanded amount of work and improved pricing.

Inventories declined $2,019,924 to $4,636,312 at March 31, 2002 from $6,656,236 at March 31, 2001, principally due to a decline in raw materials and finished products inventories of $1,665,437 and $880,554, respectively, partially offset by an increase in work-in-process inventories of $526,067. The decline in raw materials inventory is attributable to increased levels of obsolescence reserves which accounted for $184,846 of the increase and reduced purchases due to lower levels of revenue. The increase in work in process inventories is attributable to the inclusion of "kitted" electronic components in the work in process numbers this year. The decline in finished products inventory is due to reduced finished goods inventories of hand-held computers at the electronic products segment.

Prepaid expense increased to $220,528 at March 31, 2002 from $184,405 at March 31, 2001 reflecting higher levels of prepaid patent maintenance costs versus the prior fiscal year.

Equipment of discontinued operations held for sale, net, reflects the estimated realizable value of property and equipment of the discontinued gear division held for sale.

Other current assets rose $78,869 to $130,934 at March 31, 2002 reflecting deferred costs associated with the Company's secondary offering of common stock and warrants completed subsequent to fiscal year end.

The Company invested $513,973 for the acquisition of property and equipment during fiscal year 2002 compared to $2,151,041 for the prior fiscal year. The decrease is attributable to higher levels of capital expenditures in the prior fiscal year arising from investments in manufacturing equipment at the Company's electronic products segment to improve manufacturing throughput and component placement density.

Goodwill, net of accumulated amortization, was nil at March 31, 2002 compared to $5,662,797 at March 31, 2001 reflecting the write-down of goodwill associated with the discontinuation of the Company's gear division operations which represented $1,012,658 of the decrease and the write-down of goodwill in the Company's electronic products segment which represented $4,348,633 of the decrease.

Accounts payable decreased $84,425 to $2,693,312 at March 31, 2002 from $2,777,737 at March 31, 2001. The decrease is primarily attributable to lower levels of inventory purchased from suppliers.

Other current liabilities declined $462,474 to $568,554 at March 31, 2002 from $1,031,028 at March 31, 2001. The decrease is attributable to lower accrued payroll costs arising from changes in the Company's paid time off policy and lower levels of other accrued liabilities.

In fiscal year 2001, a limited partnership in which the Company was a 50 percent owner sold its principal asset, the Company's headquarters building in Golden, Colorado, and was subsequently liquidated. As a result of this transaction, the Company recorded a deferred gain that is being recognized ratably over the remaining term on the Company's facility lease which expires September, 2002. At March 31, 2002 the remaining balance of the deferred gain was $322,139.

Current portion of long-term debt decreased $303,642 to $562,043 at March 31, 2002 from $865,685 at March 31, 2001 primarily due to the retirement of a portion of the Company's term debt during the fiscal year and the reclassification of the term debt of the discontinued gear division operations to term debt and accrued future losses of discontinued operations.

Revolving line-of-credit declined $1,783,000 to $2,254,000 at March 31, 2002 from $4,037,000 at March 31, 2001 due to cash generated from the reduction of trade accounts receivable and inventories during the fiscal year which was applied to reduce the Company's line-of-credit balance.

Billings in excess of costs and estimated earnings on uncompleted contracts rose $184,920 to $382,739 at March 31, 2002 from $197,819 at March 31, 2001 reflecting billings to customers for certain sponsored development contracts in advance of the performance of the associated work.

Long-term debt declined $1,498,052 to $1,108,023 at March 31, 2002 reflecting principal repayments on the Company's term bank debt during the fiscal year and the reclassification of the term debt of the discontinued gear division to current liabilities in anticipation of its retirement in less than one year as gearing assets are sold.

Common stock and additional paid-in capital increased to $176,798 and $51,444,359 at March 31, 2002, respectively, compared to $174,233 and $50,626,120 at March 31, 2001. The increases in these accounts totaling $820,804 is attributable to cash received upon the exercise of stock options by employees, directors and consultants of $663,361; cash proceeds from the sale of common stock under the Company's Employee Stock Purchase Plan of $42,878, common stock issued for services of $9,558 and cash received for the extension of warrants of $105,007.

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2002, resulted in a loss of $6,271,555, or $0.36 per common share compared to a loss from continuing operations of $2,042,538, or $0.12 per common share and $5,504,510 or $0.33 per common share for the fiscal years ended March 31, 2001 and 2000, respectively. EBITDA from continuing operations for fiscal year 2002 declined by $3,989,046 to $(4,293,555) versus EBITDA from continuing operations of $(304,509) last fiscal year and by $321,090 versus EBITDA from continuing operations of $(3,972,465) for the fiscal year ended March 31, 2000. Continuing operations for the fiscal year ended March 31, 2002, excluding a charge for the write-down of goodwill of $4,348,633, resulted in a loss of $1,922,922, or $0.11 per common share compared to a loss from continuing operations, excluding the write-down of investments and other assets of $291,818, of $1,750,720, or $0.10 per common share last fiscal year and a loss from continuing operations, excluding the write-down of investments and other assets of $4,104,628, of $1,399,882 or $0.08 per common share for the fiscal years ended March 31, 2000. EBITDA for fiscal year 2002, before the foregoing charges, rose $67,769 to $55,078 versus EBITDA of $(12,691) last fiscal year and declined by $77,085 versus EBITDA of $132,163 for the fiscal year ended March 31, 2000.

EBITDA is a broadly used financial term which many investment professionals use as an approximation of the operating cash flow generated by a business. Management believes that this information may be useful to investors in the Company due to the amount of non-cash depreciation and amortization charges reported by the Company. Investors are cautioned, however, that EBITDA is not a replacement or substitute for net earnings or loss determined by the application of generally accepted accounting principles and our calculation of EBITDA may not be comparable to similarly titled disclosures made by other companies.

Revenue from contract services increased 31 percent to $2,999,342 during fiscal year 2002 from $2,283,292 for the year ended March 31, 2001. Revenue from contract services increased $580,355 or 34 percent for the year ended March 31, 2001 compared to revenue for the year ended March 31, 2000. The increase in contract services revenue for both years is attributable to growing demand for development programs.

Product sales for the year declined 20 percent to $18,395,898 compared to $23,011,358 for the year ended March 31, 2001, and rose 35 percent for the year ended March 31, 2001 versus revenue for the year ended March 31, 2000 of $17,096,963. Mechanical products segment revenue for the fiscal year ended March 31, 2002 increased $1,195,970 or 43 percent to $4,001,270 compared to $2,805,300 for fiscal year 2001, and fiscal year 2001 revenue rose $487,703 or 21 percent compared to fiscal year 2000 revenue of $2,317,597. The growth in mechanical products segment revenue in each fiscal year is primarily attributable to increased shipments of wheelchair motors. Electronic products segment revenue for fiscal year 2002 decreased 29 percent to $13,646,245 compared to $19,110,954 for fiscal year 2001. The decline in revenue is attributable to lower revenue from consumer products and weaker demand generally following the events of September 11, 2001. Electronic products segment revenue for the fiscal year ended March 31, 2001 increased 36 percent to $19,110,954 compared to $14,056,151 for the year ended March 31, 2000. The increase was attributable to the launch of a value added product for an existing customer, higher production volumes for certain customers and new business launches during fiscal year 2001. Technology segment product sales for fiscal year 2002 declined 32 percent to $748,383 compared to $1,095,104 for the year ended March 31, 2001. The decrease is attributable to reduced demand for propulsion systems. Technology segment product sales for the fiscal year ended March 31, 2001 increased 51 percent compared to $723,215 for the fiscal year ended March 31, 2000. The increase is primarily attributable to increased shipment of Powerphase 100(R) systems.

Consolidated gross profit margin for fiscal year 2002 was 9.9 percent compared to 10.5 and 18.5 percent for the comparable fiscal years ended March 31, 2001 and March 31, 2000, respectively. Gross profit on contract services was 31.5 percent this fiscal year compared to 15.4 and 23.7 percent for fiscal year 2001 and fiscal year 2000, respectively. The improvement in contract services margins for the current year versus fiscal years 2001 and 2000 is attributable to reduced levels of cost overruns on development programs and improved pricing. The decline in contract services margins in fiscal year 2001 versus fiscal year 2000 is attributable to cost overruns on certain programs in fiscal year 2001. Gross profit margins on product sales this fiscal year were 6.3 percent compared to 10.0 and 18.0 percent in fiscal year 2001 and fiscal year 2000, respectively. The decrease in margins on product sales for this year versus fiscal year 2001 and fiscal year 2000, is attributable to proportionally increased inventory impairment charges, decreased overhead absorption due to declining revenue levels and unfavorable product mix. The decrease in margins for fiscal year 2001 versus fiscal year 2000, is attributable to increased inventory impairment charges and unfavorable product mix in fiscal year 2001.

Research and development expenditures for the fiscal year ended March 31, 2002 declined to $98,940 compared to $103,231 and $378,954 for the fiscal years ended March 31, 2001 and 2000, respectively. The decrease in this year versus fiscal year 2001 and 2000 is generally attributable to lower levels of internally-funded development activities and cost-share type contracts.

General and administrative expense for the year was $3,729,064 compared to $3,786,669 and $3,613,335 for fiscal years ended March 31, 2001 and 2000, respectively. The decrease in general and administrative expenses for fiscal year 2002 versus fiscal year 2001 is attributable to professional fees associated with acquisition activities in fiscal year 2001. The increase for fiscal year 2001 versus fiscal year 2000 is due to higher levels of marketing expenditures and professional fees associated with acquisition activities in fiscal year 2001.

Write-down of investments and other assets in fiscal year 2001 of $291,818 is attributable to the retirement of obsolete electronic equipment and the impairment write-down of the Company's investment in Aeromax Corporation. Write-down of investments and other assets for the year ended March 31, 2000 represents write-downs of the Company's investments in EV Global, Unique Mobility Europa, Taiwan UQM Electric Company and a note receivable from Windemere Eco Development("WED"), all of which did not meet the Company's expectation of near term profitable operations.

Write-down of goodwill for fiscal year 2002 of $4,348,633 is attributable to the Company's assessment that the fair value of its electronic products segment exceeded its recorded value at March 31, 2002. The Company's electronics products segment is a contract manufacturer of electronic assemblies and wire harness assemblies for customers. Demand for electronic contract manufacturing services has declined substantially over the last year due to declines in consumer and business spending for electronic products and generally deteriorating economic conditions, and the prospects and timing for recovery are uncertain. The Company's electronic products segment has experienced order cancellations and delays leading to significant declines in revenue and substantial losses during the period. As a result of the foregoing factors and the application of the impairment test described in Note 1, the Company determined that goodwill associated with the purchase of its electronic products segment was impaired. Based on management assessment of the fair value of the net assets, in the fourth quarter the Company recorded a charge of $4,348,633 to impair all of the unamortized goodwill arising from the purchase of its electronic products segment.

Interest income rose to $64,067 for the year compared to $59,588 and $55,064 in fiscal years ended March 31, 2001 and 2000, respectively. The increase is generally attributable to higher levels of invested cash.

Interest expense increased to $372,084 for the year ended March 31, 2002 compared to $298,690 and $308,218 for the years ended March 31, 2001 and 2000, respectively. The increase in fiscal year 2002 versus fiscal year 2001 is attributable to higher interest rates on borrowings throughout fiscal year 2002 on the Company's lines-of-credit. The decrease in fiscal year 2001 versus fiscal year 2000 is attributable to the effect of lower interest rates, lower levels of term debt, partially offset by higher borrowing levels on the Company's lines–of-credit.

Equity in loss of joint ventures for fiscal year 2000 of $280,170 reflects the Company's recognition of its pro-rata share of the losses of Taiwan UQM, EV Global, Europa, and WED through the second quarter of fiscal year 2000 at which time the Company wrote off its investment in these entities and ceased recording its pro-rata shares of their operating losses.

Gain on sale of real estate was $379,997 in fiscal year 2002 compared to $19,286 and nil in fiscal year 2001 and 2000, respectively. The gain was generated from the sale of the Company's Golden facility in fiscal year 2001 by a partnership of which the Company held a 50 percent ownership stake and was deferred at the time of sale. The deferred gain is being recognized on a pro-rata basis over the remaining term of the Company's lease on the facility which expires in September, 2002.

Results of Discontinued Operations

In October, 2001 the Company announced its intention to exit its non-core contract gear manufacturing business. As a result, during the quarter ended September 30, 2001, the Company recorded a charge of $1,676,450 for the estimated loss on disposal of the gear division, which includes a provision of $663,792 for expected operating losses during the phase-out period. Additionally, the Company reclassified operating results of the gear division to loss from operations of discontinued gear division, and reclassified all capital equipment and associated term debt as current under the following balance sheet captions: equipment of discontinued operations held for sale, net and term debt and accrued future losses of discontinued operations, respectively. Loss from operations of the discontinued gear division for the fiscal year ended March 31, 2002 was $644,650, or $0.04 per common share compared to a loss of $1,097,584, or $0.06 per common share and $967,297 or $0.06 per common share for the fiscal years ended March 31, 2001 and 2000, respectively. Loss on disposal of gear division for the fiscal year ended March 31, 2002 was $1,676,450 or $0.09 per common share representing estimated losses on the disposition of assets of the discontinued gear division.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the fiscal year ended March 31, 2002 were adequate to meet operating needs. For the year ended March 31, 2002 net cash provided by operations was $1,946,936 compared to net cash used by operations of $3,457,194 for the year ended March 31, 2001. The increase in cash provided by operating activities is primarily attributable to lower levels of accounts receivable and inventory. Substantially all of the cash generated from operations together with cash proceeds from issuance of common stock upon the exercise of stock options and cash proceeds from the extension of certain warrants which amounted to $817,749, together with $987,497 of cash on hand was applied to the reduction of debt. Consequently, net repayment on the Company's revolving line-of-credit totaled $1,783,000 and term debt obligations were reduced by $849,064 during the fiscal year. For the year ended March 31, 2001 net cash used by operations was $3,457,194 representing a net loss of $2,042,538, the application of cash to fund higher levels of inventories and accounts receivable which increased $1,189,274 and $3,585,540, respectively, and was partially offset by higher levels of accounts payable and other accrued liabilities. Capital expenditures last fiscal year were $2,151,041. Cash used by operations and cash used for capital expenditures last fiscal year were funded from cash proceeds received from the sale of real estate, net of distributions to a minority interest, of $1,752,365, cash proceeds from the issuance of common stock of $1,121,274 and cash proceeds from borrowings, net of repayments, which amounted to $3,986,158. Cash used by operations for the fiscal year ended March 31, 2000 was $1,488,485 representing a net loss of $5,504,510, higher levels of accounts receivable and inventory and a reduction in the level of accounts payable and other current liabilities. Substantially all of the cash used by operations together with capital expenditures and the reduction in debt was funded using proceeds from the sale of common stock and the exercise of warrants and stock options which amounted to $5,405,395.

UQM Power Products has a line-of-credit facility with a commercial bank in the amount of $400,000 which is scheduled for renewal in July, 2002. At March 31, 2002 no amount was drawn against this facility. All financing of UQM Power has been unconditionally guaranteed by UQM Technologies as the parent entity.

UQM Electronics has a line-of-credit with a commercial bank in the amount of $4.0 million expiring in May, 2002. In April 2002, subsequent to the end of the fiscal year, the Company completed a secondary offering of 1,160,095 shares of its common stock and two year warrants to purchase an additional 232,019 shares of common stock at an exercise price of $5.73 per common share to institutional and other investors in Europe and the United States. The transaction was priced based on the average closing price of the common stock on the American Stock Exchange for the five trading days immediately preceding the transaction date. Net cash proceeds to the Company were $4,433,114, a portion of which was applied to the reduction of term debt and the repayment of the borrowings under the Company's $4.0 million line-of-credit. The Company's did not renew its $4.0 million line-of-credit at its expiration date and does not currently plan to replace this facility with a similar facility.

The Company believes that its existing cash balances and bank line-of-credit will be sufficient to meet its operating capital requirements for the foreseeable future, exclusive of acquisition financing requirements. Some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. The Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers, designing and introducing new products for manufacture, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its future growth from existing cash resources, cash flow from operations, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that such financing or capital will be available on terms acceptable to the Company. In the event financing or capital for future growth as envisioned under the Company's strategy is not available, the Company will modify its strategy to align its operations with its then available financial resources.

Critical Accounting Policies

 Accounts Receivable

The Company's trade accounts receivable are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customers particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management's best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At March 31, 2002 the Company has recorded reserves for uncollectible trade accounts receivable of $33,054. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company's trade accounts receivable to decline materially, resulting in additional material losses.

Inventories

The Company maintains raw material inventories of electronic components, motor parts and other materials to meet its expected manufacturing needs for proprietary products and for products manufactured to the design specifications of its customers. Some of these components may become obsolete, unuseable due to design changes, or become unuseable in the manufacturing activities of the Company due to customers inability to honor their obligation to purchase from the Company. Accordingly, the Company periodically assesses its raw material inventory for potential impairment of value based on then available information, expectations and estimates and establishes impairment reserves for estimates declines in the realizable value of its inventories. The actual realizable value of the Company's inventories may differ materially from these estimates based on future occurrences and any resulting change in the Company's estimates. At March 31, 2002 the Company has recorded inventory reserves of $554,998. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company's inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of the Company's technology to customers products and other applications to demanding specifications. Accordingly, management's best estimates could be adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that could cause unforseen delays and additional costs. Accordingly, it is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2002 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses and affected projects.

Discontinued Operations; Assets Held for Sale

Discontinued Operations include management's best estimate of the amount to be realized on the sale of its contract gear manufacturing divisions assets, consisting primarily of manufacturing equipment, which have been estimated based on an independent appraisal. Management has also estimated the future losses of the gear division based on performance expectations during the winding down of manufacturing operations. Management's best estimate of the realizable sales value of the Company's gear manufacturing equipment could be adversely impacted by changes in economic conditions, changing valuations in the resale market for gear manufacturing equipment and a variety of other factors and future occurrences. Management's best estimate of the future losses during the winding down of gear manufacturing operations could be adversely impacted by labor disruptions, employee resignations, lower than expected labor productivity, customer order cancellations and a variety of other factors and future occurrences. Accordingly, the amount the Company will ultimately receive from the sale of these assets, and the level of losses incurred during the winding down of gear operations, could differ materially from the amounts estimated.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS 141 will not have an effect on the Company's consolidated financial statements. SFAS No. 142 requires that, beginning on the first day of the Company's next fiscal year, goodwill no longer be amortized for any intangible assets determined to have an indefinite useful life and acquired in a business combination accounted for under the purchase method and completed prior to June 30, 2001. In addition, the Company will be required to assign goodwill to specific reporting units and then test it for impairment at least annually under a two step approach designed to compare the carrying value of each reporting unit to the fair value of the reporting unit. Upon implementation, the Company will be required to reassess its intangible assets, including goodwill recorded in connection with earlier acquisitions accounted for under the purchase method, including their useful lives. The Company plans to adopt SFAS No. 142 on April 1, 2002 and expects that the adoption of SFAS No. 142 will not have a material impact on its financial condition and results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company intends to adopt SFAS No. 143 on April 1, 2002 and expects that the adoption of SFAS No. 143 will not have a material impact on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company plans to adopt SFAS No. 144 on April 1, 2002 and expects that the adoption of SFAS 144 will not have a material impact on its financial condition and reports of operations.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates and the Company's lines-of-credit have variable rates of interest indexed to the prime rate. Interest rates on these instruments approximate current market rates as of March 31, 2002. A one percent change in the prime interest rate would increase or decrease interest expense by $22,540 on an annual basis on outstanding borrowings at March 31, 2002 on debt with adjustable interest rate provisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
UQM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (formerly Unique Mobility, Inc.) and subsidiaries (Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

May 17, 2002

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	March 31,
Assets	2002	2001

Current assets:
Cash and cash equivalents	$ 1,411,509	2,399,006
Accounts receivable (notes 15 and 22)	2,662,554	3,899,041
Costs and estimated earnings in excess
of billings on uncompleted contracts
(note 2)	442,213	572,009
Inventories (notes 3 and 22)	4,636,312	6,656,236
Prepaid expenses	220,528	184,405
Equipment of discontinued operations
held for sale, net (note 16)	1,253,432	-
Other	130,934	52,065

Total current assets	10,757,482	13,762,762

Property and equipment, at cost:
Land (notes 4 and 10)	181,580	181,580
Building (notes 4 and 10)	1,247,265	1,240,435
Machinery and equipment (notes 8 and 10)	8,622,471	12,433,475
	10,051,316	13,855,490
Less accumulated depreciation	(5,482,194)	(6,577,035)

Net property and equipment	4,569,122	7,278,455

Patent and trademark costs, net of
accumulated amortization of $219,084
and $170,204	757,059	731,707

Goodwill, net of accumulated amortization
of $989,362 at March 31, 2001 (note 8)	-	5,662,797

Other assets	45,872	45,872

	$ 16,129,535	27,481,593

See accompanying notes to consolidated financial statements.

(Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	March 31,	March 31,
Liabilities and Stockholders' Equity	2002	2001

Current liabilities:
Accounts payable	$ 2,693,312	2,777,737
Other current liabilities (notes 9
and 22)	568,554	1,031,028
Current portion of deferred gain on
sale of real estate (note 4)	322,139	115,713
Current portion of long-term
debt (note 10)	562,043	865,685
Term debt and accrued future losses of
discontinued operations (notes 10 and 16)	789,960	-
Revolving line-of-credit (note 10)	2,254,000	4,037,000
Billings in excess of costs and
estimated earnings on uncompleted
contracts (note 2)	382,739	197,819

Total current liabilities	7,572,747	9,024,982

Deferred gain on sale of real
estate (note 4)	-	636,423

Long-term debt, less current portion
(note 10)	1,108,023	2,606,075

Total liabilities	8,680,770	12,267,480

Stockholders' equity (notes 12, 13 and 23):
Common stock, $.01 par value, 50,000,000
shares authorized; 17,679,848 and
17,423,358 shares issued	176,798	174,233
Additional paid-in capital	51,444,359	50,626,120
Accumulated deficit	(43,757,378)	(35,164,723)
Accumulated other comprehensive income	(384,300)	(384,300)
Note receivable from officer	(30,714)	(37,217)

Total stockholders' equity	7,448,765	15,214,113

Commitments (notes 10, 18, and 20)

	$ 16,129,535	27,481,593

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000
Revenue:
Contract services	$ 2,999,342	2,283,292	1,702,937
Product sales	18,395,898	23,011,358	17,096,963
	21,395,240	25,294,650	18,799,900

Operating costs and expenses:
Costs of contract services	2,053,745	1,930,601	1,300,052
Costs of product sales	17,231,561	20,717,392	14,025,122
Research and development	98,940	103,231	378,954
General and administrative	3,729,064	3,786,669	3,613,335
Amortization of goodwill	270,348	270,348	270,061
Write-down of investments and other assets (notes 5, 6, 7, and 8)	-	291,818	4,104,628
Write-down of goodwill (note 8)	4,348,633	-	-
	27,732,291	27,100,059	23,692,152

Loss from continuing operations before other income (expense)	(6,337,051)	(1,805,409)	(4,892,252)

Other income (expense):
Interest income	64,067	59,588	55,064
Interest expense	(372,084)	(298,690)	(308,218)
Equity in loss of joint ventures	-	-	(280,170)
Minority interest share of earnings
of consolidated subsidiary	-	(65,426)	(80,823)
Gain on sale of real estate	379,997	19,286	-
Other	(6,484)	48,113	1,889
	65,496	(237,129)	(612,258)

Loss from continuing operations	(6,271,555)	(2,042,538)	(5,504,510)

Discontinued operations (note 16):
Loss from operations of discontinued gear division	(644,650)	(1,097,584)	(967,297)
Loss on disposal of gear division including
provision of $663,792 for phase-out period	(1,676,450)	-	-
	(2,321,100)	(1,097,584)	(967,297)

Net loss	$ (8,592,655)	(3,140,122)	(6,471,807)

Net loss per common share -
basic and diluted (note 1o)
Continuing operations	$ (.36)	(.12)	(.33)
Discontinued operations	(.13)	(.06)	(.06)
	$ (.49)	(.18)	(.39)

Weighted average number of shares
of common stock outstanding	17,548,130	17,314,891	16,573,391

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Number of				Accumulated	Notes
	common		Additional	Accumu-	other	receivable		Total
	shares	Common	paid-in	lated	comprehensive	due from	Treasury	stockholders'
	issued	stock	capital	deficit	loss	officers	stock	equity

Balances at March 31, 1999	16,222,932	$162,230	43,412,390	(25,552,794)	(451,639)	(454,063)	-	17,116,124

Issuance of common stock in private offerings, net of offering costs of $11,235	88,900	889	487,939	-	-	-	-	488,828
Issuance of common stock upon exercise of employee, directors and consultant options	204,970	2,050	774,671	-	-	-	(3,062)	773,659
Proceeds from extension of warrants	-	-	78,151	-	-	-	-	78,151

Issuance of common stock upon exercise of warrants	493,087	4,931	3,693,577	-	-	-	-	3,698,508
Issuance of common stock under employee stock purchase plan	9,072	91	33,730	-	-	-	-	33,821
Compensation expense accrued for issuance of common stock options granted for services	-	-	46,368	-	-	-	-	46,368
Issuance of common stock for investment in Germany joint venture	208,333	2,083	1,147,811	-	-	-	-	1,149,894
Adjustment in purchase price of UQM Electronics and UQM Power Products	-	-	-	-	-	-	(167,395)	(167,395)
Comprehensive income (loss):
Net loss	-	-	-	(6,471,807)	-	-	-	(6,471,807)
Translation adjustment	-	-	-	-	67,339	-	-	67,339
Total comprehensive income (loss)	-	-	-	(6,471,807)	67,339	-	-	(6,404,468)

Retirement of treasury shares	(33,102)	(332)	(291,760)	-	-	-	292,092	-

Repayment of officers' notes	-	-	-	-	-	454,063	(121,635)	332,428

Balances at March 31, 2000	17,194,192	171,942	49,382,877	(32,024,601)	(384,300)	-	-	17,145,918

Issuance of common stock upon exercise of employee, directors and consultant options	212,408	$ 2,124	1,094,961	-	-	(38,500)	(63,864)	994,721
Issuance of common stock upon exercise of warrants	12,000	120	95,880	-	-	-	-	96,000
Issuance of common stock under employee stock purchase plan	6,774	68	29,202	-	-	-	-	29,270
Issuance of common stock for services	5,967	59	44,944	-	-	-	-	45,003
Compensation expense accrued for issuance of common stock options granted for services	-	-	42,040	-	-	-	-	42,040
Comprehensive income (loss):
Net loss	-	-	-	(3,140,122)	-	-	-	(3,140,122)
Translation adjustment	-	-	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(3,140,122)	-	-	-	(3,140,122)

Retirement of treasury shares	(7,983)	(80)	(63,784)	-	-	-	63,864	-

Repayment of officers' notes	-	-	-	-	-	1,283	-	1,283

Balances at March 31, 2001	17,423,358	$ 174,233	50,626,120	(35,164,723)	(384,300)	(37,217)	-	15,214,113

See accompanying notes to consolidated financial statements

(Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), Continued

	Number of				Accumulated	Notes
	common		Additional	Accumu-	other	receivable		Total
	shares	Common	paid-in	lated	comprehensive	due from	Treasury	stockholders'
	issued	stock	capital	deficit	loss	officers	stock	equity

Issuance of common stock upon exercise of employee, directors and consultants options	301,541	$ 3,015	998,042	-	-	-	(337,696)	663,361
Proceeds from extension of warrants	-	-	105,007	-	-	-	-	105,007
Issuance of common stock under employee stock purchase plan	10,799	108	42,770	-	-	-	-	42,878
Compensation expense accrued for issuance of common stock options granted for services	-	-	9,558	-	-	-	-	9,558
Comprehensive income (loss):
Net loss	-	-	-	(8,592,655)	-	-	-	(8,592,655)
Translation adjustment	-	-	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(8,592,655)	-	-	-	(8,592,655)

Retirement of treasury shares	(55,850)	(558)	(337,138)	-	-	-	337,696	-

Repayment of officers' notes	-	-	-	-	-	6,503	-	6,503

Balances at March 31, 2002	17,679,848	$176,798	51,444,359	(43,757,378)	(384,300)	(30,714)	-	7,448,765

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Cash flows provided (used) by operating activities:
Loss from continuing operations	$ (6,271,555)	(2,042,538)	(5,504,510)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	1,605,916	1,439,339	1,223,827
Gain on sale of real estate by consolidated
subsidiary, net of minority interest	(50,000)	(771,421)	-
Deferred gain on sale of real estate	(379,997)	752,136	-
Write-down of investments and other assets	-	291,818	4,104,628
Write-down of goodwill	4,348,633	-	-
Minority interest share of earnings of
consolidated subsidiary	-	65,426	80,823
Non-cash compensation expense for common
stock, stock options and warrants issued for services	9,558	87,043	46,368
Equity in loss of joint ventures	-	-	280,170
Loss (gain) on sale of property and equipment	6,493	2,917	(1,875)
Other	2,443	(5,426)	(16,241)
Change in operating assets and liabilities:
Accounts receivable and costs and
estimated earnings in excess of
billings on uncompleted contracts	1,182,259	(1,189,274)	(358,868)
Inventories	1,979,503	(3,585,540)	(461,699)
Prepaid expenses and other current assets	(129,632)	(54,926)	(56,167)
Accounts payable and other current liabilities	(541,604)	1,434,932	(835,047)
Billings in excess of costs and
estimated earnings on uncompleted contracts	184,919	118,320	10,106
Net cash provided (used) by
operating Activities	1,946,936	(3,457,194)	(1,488,485)

Cash flows used by investing activities:
Acquisition of property and equipment	(513,973)	(2,151,041)	(433,155)
Increase in patent and trademark costs	(74,232)	(45,551)	(79,296)
Proceeds from sale of property and equipment	-	7,000	63,327
Proceeds from sale of real estate by subsidiary, net	-	2,961,158	-
Distribution to minority interest on liquidation
of consolidated subsidiary	-	(1,208,793)	-
Investment in other long-term assets	-	(75,000)	(515,708)
Proceeds from sale of Germany joint venture	-	400,000	-
Net cash used by investing activities	(588,205)	(112,227)	(964,832)

Cash flows provided (used) by financing activities:
Borrowings (repayment) on revolving line-of-credit, net	(1,783,000)	4,037,000	(1,100,000)
Proceeds from borrowings	-	700,000	46,328
Repayment of debt	(849,064)	(750,842)	(768,542)
Repayment of mortgage on sale of real estate by
Subsidiary	-	(581,400)	-
Proceeds from sale of common stock, net	-	-	488,828
Issuance of common stock upon exercise of
employee options, net of note repayments	669,864	996,004	1,106,087
Issuance of common stock under employee stock
purchase Plan	42,878	29,270	33,821
Issuance of common stock upon exercise of warrants	-	96,000	3,776,659
Proceeds from extension of warrants	105,007	-	-
Distributions paid to holders of minority interest	-	(56,121)	(67,348)
Net cash provided (used) by
financing Activities	(1,814,315)	4,469,911	3,515,833

See accompanying notes to consolidated financial statements.

(Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Cash provided (used) by continuing operations	(455,584)	900,490	1,062,516

Net cash used in discontinued operations	(531,913)	(586,599)	(514,854)

Increase (decrease) in cash and cash equivalents	(987,497)	313,891	547,662

Cash and cash equivalents at beginning of period	2,399,006	2,085,115	1,537,453

Cash and cash equivalents at end of period	$ 1,411,509	2,399,006	2,085,115

Interest paid in cash during the period	$ 389,099	429,764	488,601

Non-cash investing and financing transactions:

Translation adjustment of $(67,339) was recorded for the year ended March 31, 2000.

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

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price or as repayment of promissory notes from officers issued under the option plans, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise or promissory note repayment. For the years ended March 31, 2002, 2001 and 2000, the Company issued 110,059, 20,045 and 5,000 shares of common stock for an aggregate exercise price of $337,696, $63,864 and $3,750, respectively, for which the Company received 55,850, 7,983 and 355 shares of common stock as payment for the exercise price.

In accordance with the provisions of the Company's stock option plans, the Company accepts promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable are recorded as a reduction of shareholders' equity in the consolidated financial statements. For the year ended March 31, 2001, the Company issued 11,000 shares of common stock for an aggregate exercise price of $38,500 for which the Company received promissory notes for the same amount. For the year ended March 31, 2000, the Company received 14,310 shares of common stock with a fair market value of $121,635 in repayment of promissory notes issued under the option plans. The shares received were recorded at cost as treasury stock and subsequently retired.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

UQM Technologies, Inc., formerly Unique Mobility, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electronic controls for such motors, the grinding and manufacturing of high precision gears (which were discontinued during the fiscal year ended March 31, 2002. See also note 16 below) and the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products. The Company's revenue is derived primarily from product sales to customers in the automotive, agriculture, telecommunications, industrial, medical and aerospace markets, and from contract research and development services. The Company is impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the ability of the Company and its partners to commercialize its products and technology.

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

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(h) Impairment of Long-Lived Assets

The Company periodically evaluates whether circumstances or events have affected the recoverability of long-lived assets including goodwill and other intangible assets. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected future cash flows.

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

(n) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other comprehensive income (loss) items which under generally accepted accounting principles are excluded from net loss but included as a component of stockholders' equity. At March 31, 2002 and 2001, accumulated other comprehensive loss consisted entirely of unrealized foreign currency losses.

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

(2) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2002, the estimated period to complete contracts in process ranged from 1 to 12 months, and the Company expects to collect substantially all related accounts receivable arising therefrom within thirteen months.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following summarizes contracts in process at March 31, 2002, and 2001:

	March 31,	March 31,
	2002	2001

Costs incurred on uncompleted
contracts	$ 2,486,598	1,974,471
Estimated earnings	1,025,313	720,333
	3,511,911	2,694,804
Less billings to date	(3,452,437	(2,320,614)

	$ 59,474	374,190
Included in the accompanying balance
sheets as follows:
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$ 442,213	572,009
Billings in excess of costs and
estimated earnings on
uncompleted contracts	(382,739)	(197,819)

	$ 59,474	374,190

(3) Inventories

Inventories at March 31, 2002, and 2001 consist of:

	March 31,	March 31,
	2002	2001

Raw materials	$ 3,494,195	5,159,632
Work in process	878,699	352,632
Finished products	263,418	1,143,972

	$ 4,636,312	6,656,236

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

In January 2001, the limited liability company sold the Golden, Colorado real estate held by it for $3.0 million in cash. Subsequent to the sale the limited liability company was liquidated. Cash proceeds to the Company from the transaction and the subsequent liquidation were $1.2 million. The Company's lease on the facility expires in September 2002. Recognition of the Company's gain on the transaction of $702,136 is being deferred over the remaining term of the Company's lease of the facility.

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

(6) Investment in EV Global

The Company owns 400,000 shares of EV Global Motors Company (EVG) common stock. EVG sells electric bicycles.

In June 1999, the Company acquired an approximately 9.5 percent participation in a $5.225 million convertible note receivable from Windermere Eco Development Limited ("WED"), a Bahamian company held by EVG, for $500,000 in cash. WED is an environmentally sensitive development of Windermere Island in the Bahamas. The entire loan is convertible into approximately 50.4 percent of the total outstanding equity of WED. Therefore, if EVG converts the loan, Unique will have the right to receive approximately 4.82 percent of the equity of WED.

UNIQUE MOBILITY, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

During the year ended March 31, 2001 the Company transferred its remaining ownership interest in Europa. No gain or loss was recognized on this transaction.

(8) Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2001 the Company recorded an impairment charge associated with the retirement of certain electronic manufacturing equipment at its Electronic Products Segment in the amount of $216,818. Also during the year the Company evaluated its investment in Aeromax Corporation relative to their potential to complete product development activities and launch commercial products, achieve profitable operations over the near-term and the potential for the Company to recover the carrying value of its investment. Based on its assessment of these factors, the Company wrote down the carrying value of its investment in Aeromax and associated trade amounts receivable from Aeromax totaling $103,583 to zero.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company's electronics products segment is a contract manufacturer of electronic assemblies and wire harness assemblies for customers. Demand for electronic contract manufacturing services has declined substantially over the last year due to declines in consumer and business spending for electronic products and generally deteriorating economic conditions, and the prospects and timing for recovery are uncertain. The Company's electronic products segment has experienced order cancellations and delays leading to significant declines in revenue and substantial losses during the period.

As a result of the foregoing factors and the application of the impairment test described in Note 1, the Company determined that goodwill associated with the purchase of its electronic products segment was impaired. Based on management assessment of the fair value of the net assets, in the fourth quarter the Company recorded a charge of $4,348,633 to impair all of the unamortized goodwill arising from the purchase of its electronic products segment.

(9) Other Current Liabilities

Other current liabilities at March 31, 2002 and 2001, consists of:

	March 31,	March 31,
	2002	2001

Accrued interest	$ 24,902	41,917
Accrued legal and accounting fees	134,200	85,110
Accrued payroll, consulting, personal property
taxes and real estate taxes	316,613	684,296
Customer deposits	14,500	44,575
Accrued warranty costs	35,169	34,275
Other	43,170	140,855

	$ 568,554	1,031,028

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (10) Long-term debt

Long-term debt at March 31, 2002 and 2001 consists of:

	March 31,	March 31,
	2002	2001
Note payable to bank, payable in monthly
installments with interest at 8.65%; matures
July 2003; secured by land and building	$ 550,914	838,357
Notes payable to bank, payable in monthly
installments with interest at 8.5%; matures
April, September, and November 2005; secured
by equipment	412,592	906,423
Note payable to bank, payable in monthly
installments with interest at 9.50%; matures
June 2006; secured by equipment	39,080	46,207
Note payable to bank, payable in monthly
installments with interest at 8.125%;
matures July 2001; secured by accounts
receivable, inventory and equipment	-	104,167
Note payable to bank, payable in monthly
installments with interest at 7.70%; matures
March 2004; secured by equipment	667,317	964,879
Note payable to bank, payable in monthly
installments with interest at 8.75%;
matures August 2004	451,835	611,727
Total long-term debt	2,121,738	3,471,760
Less: current portion	1,013,715	865,685
Long-term debt, less
current portion	$ 1,108,023	2,606,075

Certain of the above loan agreements require the Company to maintain certain financial ratios as defined in the agreements. At March 31, 2002, the Company was in compliance with the covenants. In April, 2002 the Company paid-off two notes payable to one of its commercial banks with outstanding principal balances at March 31, 2002 of $667,317 and $451,835. The Company has not reclassified these notes payable to current at March 31, 2002 based on its intent to reborrow similar amounts from another lender on comparable terms during the first quarter of fiscal 2003.

The annual aggregate contractual maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

2003	$ 675,278
2004	729,435
2005	293,895
2006	162,545
2007	89,874
Thereafter	170,711

$ 2,121,738

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Lines of credit

At March 31, 2002, the Company had lines-of-credit of $.4 million and $4.0 million. The $.4 million line-of-credit expires in July, 2002 and had no amount outstanding at March 31, 2002. The $4.0 million line-of-credit is due on demand, but if no demand is made, it is due May 15, 2002. Interest on the lines-of-credit is payable monthly at prime plus .75% (5.50% at March 31, 2002) and prime plus 3% (7.75% at March 31, 2002), respectively. Outstanding borrowings under both lines-of-credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory which changes from month-to-month. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. In April, 2002 the Company extended the expiration date of the line-of-credit from April 15, 2002 to May 15, 2002 and subsequently paid the then outstanding balance of $2.2 million on the line-of-credit. The Company subsequently allowed the line-of-credit to expire without renewal or extension on May 15, 2002.

(11) Income Taxes

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Computed "expected" tax benefit	$(2,921,503)	(1,067,641)	(2,200,414)
Increase (decrease) in taxes
resulting from:
Amortization of goodwill
not deductible for tax	1,570,454	91,820	107,286
Expiration of net operating loss (NOL)
carry-forwards	-	126,992	76,822
Increase in valuation
allowance for net
deferred tax assets	1,478,996	884,072	2,160,758
Other, net	(127,947)	(35,243)	(144,452)

Income tax benefit	$ -	-	-

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31,	March 31,
	2002	2001

Deferred tax assets:
Research and development credit
carryforwards	$ 74,215	78,568
Net operating loss carryforwards – Federal	10,217,388	10,089,638
Accruals and reserves	260,479	349,655
Property and equipment	655,686	23,693
Intangible Assets	671,368	-
Write-down of investments	1,170,724	1,029,311
Total deferred tax assets	13,049,860	11,570,865

Less valuation allowance	(13,049,860)	(11,570,865)

Net deferred tax assets, net of
valuation allowance	-	-

As of March 31, 2002, the Company had net operating loss carryforwards (NOL) of approximately $30 million for U.S. income tax purposes which expire in varying amounts through 2021. Approximately $3 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. Future ownership changes under Section 382 could occur that would result in a Section 382 limitation which would restrict the use of NOLs. In addition, any Section 382 limitation could be further reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(12) Stockholders' Equity

During the year ended March 31, 2000, the Company completed a private placement of 88,900 shares of common stock with an institutional investor. Cash proceeds to the Company, net of offering costs were $488,828.

In April, 2002 the Company completed a secondary offering of common stock and warrants. See note 22 Subsequent Event.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The following table summarizes activity under the plans:

	Shares Under	Weighted-Average
	Option	Exercise Price

Outstanding at March 31, 1999	3,037,554	5.49
Granted	495,000	8.31
Exercised	(204,970)	3.79
Forfeited	(96,190)	6.12

Outstanding at March 31, 2000	3,231,394	6.01
Granted	472,633	7.18
Exercised	(212,408)	5.16
Forfeited	(676,799)	7.31

Outstanding at March 31, 2001	2,814,820	5.96
Granted	472,500	4.16
Exercised	(301,541)	3.32
Forfeited	(219,583)	6.96

Outstanding at March 31, 2002	2,766,196	$ 5.87

Exercisable at March 31, 2002	1,959,651	$ 5.92

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents summarized information about stock options outstanding at March 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/02	Contractual Life	Price	at 3/31/02	Price

$3.31 - 3.31	303,198	4.8 years	$3.31	303,198	$3.31
$3.50 - 5.00	1,084,514	6.5 years	$4.22	653,092	$4.27
$6.25 - 8.75	1,378,484	6.0 years	$7.73	1,003,361	$7.78
$3.31 - 8.75	2,766,196	6.1 years	$5.87	1,959,651	$5.92

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

The following table presents summarized activity under the plan:

	Weighted
	Shares Under	Average
	Option	Exercise Price

Outstanding at March 31, 1999	253,333	5.66
Granted	9,275	4.25
Forfeited	(221,333)	5.59

Outstanding at March 31, 2000	41,275	5.68
Granted	5,785	7.94

Outstanding at March 31, 2001	47,060	5.96
Granted	7,076	5.85

Outstanding at March 31, 2002	54,136	$ 5.94

Exercisable at March 31, 2002	38,509	$ 5.81

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/02	Contractual Life	Price	at 3/31/02	Price

$4.25 – 5.06	25,275	4.6 years	$4.76	22,183	$4.83
$5.85 – 8.00	28,861	4.0 years	$6.98	16,326	$7.14
$4.25 – 8.00	54,136	4.3 years	$5.94	38,509	$5.81

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

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Net loss - as reported	$(8,592,655)	(3,140,122)	(6,471,807)
Compensation expense - current
period option grants	(82,981)	(219,753)	(163,069)
Compensation expense - prior
period option grants	(1,283,110)	(778,689)	(1,390,466)

Net loss - pro forma	$(9,958,746)	(4,138,564)	(8,025,342)
Net loss per common share -
as reported	$ (.49)	(.18)	(.39)
Net loss per common share -
pro forma	$ (.57)	(.24)	(.48)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Expected volatility	48.4%	48.4%	48.7%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.7%	5.3%	6.8%
Expected life of option granted	6 years	6 years	6 years
Fair value of options granted
as computed under the Black
Scholes option pricing models	$2.16 per	$4.75 per	$4.78 per
	share	share	share

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year	Pro Forma
Ended	Compensation
March 31,	Expense

2003	$1,316,031
2004	$ 768,907
2005	$ 233,093

Warrants

The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant. Of the 750,000 units privately placed, 626,875 were issued in March 1998 and the remaining 123,125 were issued in April 1998. Also in connection with the 1998 private placement, the placement agents were issued warrants in March 1998, to acquire 176,588 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire two years from the date of issuance. During the years ended March 31, 2001 and 2000 warrants to acquire 12,000 and 436,212 shares of the Company's common stock at $8.00 per share were exercised resulting in cash proceeds to the Company of $96,000 and $3,489,696, respectively. In March 2000, warrants to acquire 179,000 shares expired unexercised and warrants to acquire 299,375 shares of common stock were extended for eighteen months. In fiscal year 2002 warrants to acquire 111,125 shares expired unexercised. Warrants to purchase 188,250 shares of common stock were extended for a period of twenty-four months. The warrant holders paid to the Company the fair value of such extensions resulting in cash proceeds to the Company of $105,007 and $78,151 in fiscal year 2002 and 2000, respectively.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Alcan Royalty Agreement

During 1994, the Company and Alcan Aluminum Limited ("Alcan") executed an agreement in which Alcan assigned to the Company all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.   This agreement further provides that the Company shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. For the years ended March 31, 2002, 2001 and 2000 the Company recorded royalty expense of $40,307, $30,162 and $23,612, respectively, under this agreement.

(15) Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Tyco International	$ 5,397,571	4,706,810	4,434,454
HandEra, Inc.	1,066,190	6,427,983	647,584
Invacare Corporation	4,001,270	2,805,300	2,309,128
	$ 10,465,031	13,940,093	7,391,166

Percentage of revenue	49%	55%	39%

The significant customers for the years ended March 31, 2002, 2001 and 2000, were customers in the Company's electronic products and mechanical products segments. These customers, in total, also represented 48%, 73% and 31% of total accounts receivable at March 31, 2002, 2001 and 2000, respectively. In addition, the Company's electronic products segment manufactures products to customers design specification as a contract manufacturer. As such, the Company purchases inventory on behalf of customers for which the customer is financially obligated in the event his production order with the Company is cancelled or otherwise not fulfilled. Substantially all inventories carried by the electronic products segment are covered by customer commitments and approximately $1.2 million is attributable to customers Tyco International and HandEra, Inc.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $1,040,251, $853,341, and $910,770 and for the years ended March 31, 2002, 2001 and 2000, respectively.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Discontinued Operations

In October, 2001, the Company formalized a plan to close its contract gear manufacturing business which is part of its mechanical products segment. The Company expects to complete performance under its existing contracts and sell its contract gear manufacturing assets for an amount approximating its net book value by the second quarter of fiscal 2003. Accordingly, the operating results of this division for the years ended March 31, 2002, 2001 and 2000 have been reported separately as discontinued operations together with estimated losses from the disposal of division assets and an accrual for estimated operating losses to be incurred during the phase-out period. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been reallocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

Net revenue and losses from the discontinued gear division are shown in the following table. Losses for the six months ended March 31, 2002 were applied as a reduction of the liability for accrued future losses of discontinued operations.

	For The Year Ended March 31,
	2002 2001	2000

Net sales	1,453,851 1,602,421	1,797,960
Net loss
	(2,321,100) (1,097,584)	(967,297)

Assets and liabilities of the discontinued gear division were as follows:

	March 31, 2002	March 31, 2001

Accounts receivable, inventories and
other assets	227,268	466,353
Property and equipment, net	1,253,432	1,904,185
Goodwill, net	-	1,043,816

Total assets	1,480,700	3,414,354

Accounts payable and other liabilities	228,525	233,819
Accrued future loses of discontinued
operations	338,288	-
Term debt	451,672	952,630

Total liabilities	1,018,485	1,186,449

Net assets of discontinued gear division	462,215	2,227,905

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of March 31, 2002 all assets and liabilities of the discontinued gear division have been classified as current.

(17) Fair Value of Financial Instruments

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

(18) Employee Benefit Plans

401(k) Plan

The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company currently matches 33% of participants contributions, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $97,370, $99,179 and $97,715 for the years ended March 31, 2002, 2001 and 2000, respectively.

Stock Purchase Plan

The Company has established a Stock Purchase Plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 200,000 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2002, 2001 and 2000, the Company issued 10,799, 6,774 and 9,072 shares of common stock, respectively, under the Stock Purchase Plan.

(19) Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

encompasses the manufacture and sale of permanent magnet motors. As discussed in note 16 the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense is allocated equally to each segment.

Intersegment sales or transfers were $146,903, $75,635 and $96,894 for the years ended March 31, 2002, 2001 and 2000, respectively.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the year ended March 31, 2002:

	Mechanical	Electronic
Technology	Products	Products	Total

Revenue
$ 3,747,725	4,001,270	13,646,245	21,395,240
Interest income
61,207	2,860	-	64,067
Interest expense
-	(34,459)	(337,625)	(372,084)
Depreciation and amortization
(321,466)	(164,324)	(849,778)	(1,335,568)
Goodwill amortization
-	-	(270,348)	(270,348)
Write-down of goodwill
-	-	(4,348,633)	(4,348,633)
Segment earnings (loss) from continuing operations
32,078	23,160	(6,326,793)	(6,271,555)
Net earnings (loss)
32,078	(2,297,940)	(6,326,793)	(8,592,655)
Assets of continuing operations
5,019,416	2,755,640	6,873,779	14,648,835
Assets of discontinued operations
-	1,480,700	-	1,480,700
Total segment assets
5,019,416	4,236,340	6,873,779	16,129,535
Expenditures for segment assets
$ (258,079)	(14,454)	(315,672)	(588,205)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Segment information has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the year ended March 31, 2001:

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$ 3,378,396	2,805,300	19,110,954	25,294,650
Interest income	58,782	806	-	59,588
Interest expense	(45,795)	(16,847)	(236,048)	(298,690)
Depreciation and
amortization	(398,344)	(101,418)	(669,229)	(1,168,991)
Goodwill amortization	-	-	(270,348)	(270,348)
Write-down of investments
and other assets	(75,000)	-	(216,818)	(291,818)
Segment earnings (loss)
from continuing
operations	(921,583)	219,325	(1,340,280)	(2,042,538)
Net loss	(921,583)	(878,259)	(1,340,280)	(3,140,122)
Assets of continuing
operations	5,623,473	2,563,612	15,880,154	24,067,239
Assets of discontinued
operations	-	3,414,354	-	3,414,354
Total segment assets	5,623,473	5,977,966	15,880,154	27,481,593
Expenditures for
segment assets	$ (401,024)	(7,717)	(1,862,851)	(2,271,592)

Segment information has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the year ended March 31, 2000:

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$2,426,152	2,317,597	14,056,151	18,799,900
Interest income	54,586	478	-	55,064
Interest expense	(61,894)	(19,347)	(226,977)	(308,218)
Depreciation and
amortization	(352,485)	(98,744)	(502,538)	(953,767)
Goodwill amortization	-	-	(270,060)	(270,060)
Write-down of investments	(4,104,628)	-	-	(4,104,628)
Equity in loss of joint
ventures	(280,170)	-	-	(280,170)
Segment earnings (loss)
from continuing
operations	(5,602,767)	93,834	4,423	(5,504,510)
Net earnings (loss)	(5,602,767)	(873,463)	4,423	(6,471,807)
Assets of continuing
operations	7,955,110	3,002,610	9,906,436	20,864,156
Assets of discontinued
operations	-	3,393,687	-	3,393,687
Total segment assets	7,955,110	6,396,297	9,906,436	24,257,843
Expenditures for
segment assets	$ (777,314)	(91,351)	(159,494)	(1,028,159)

(20) Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreement with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $324,000.

Lease Commitments

The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of March 31, 2002, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

Year ending March 31:
2003	$ 415,648
2004	357,762
2005	270,208
2006	261,781
2007	252,140

$ 1,557,539

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Rental expense under these leases totaled approximately $552,883, $565,109, and $550,335 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

(21) Interim Financial Data (unaudited)

	For The Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2002
Sales	$ 6,509,793	5,221,488	5,165,969	4,497,990
Gross profit	918,101	450,576	363,295	377,962
Net loss from continuing
operations	(172,679)	(782,781)	(579,750)	(4,736,345)
Net loss from continuing
operations per share
basic and diluted	$ (0.01)	(0.05)	(0.03)	(0.27)
Net loss	(487,805)	(2,788,755)	(579,750)	(4,736,345)
Net loss per share
basic and diluted	$ (0.03)	(0.16)	(0.03)	(0.27)

Fiscal year 2001
Sales	$ 6,183,747	6,088,135	6,939,946	6,082,822
Gross profit	997,696	588,267	830,077	230,617
Net loss from continuing
operations	(15,477)	(815,698)	(199,590)	(1,011,773)
Net loss from continuing
operations per share
basic and diluted	$ -	(0.05)	(0.01)	(0.06)
Net loss	(332,878)	(1,075,690)	(429,539)	(1,302,015)
Net loss per share
basic and diluted	$ (0.02)	(0.06)	(0.02)	(0.08)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Schedule of Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful
Allowance for doubtful accounts	$ 41,540	31,438	-	39,924(A)	33,054
Inventory obsolescence
reserve	$ 370,152	341,632	-	156,786(B)	554,998
Accrued warranty cost	$ 34,275	109,209	-	108,315(B)	35,169

Year ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful
accounts	$ 2,674	57,257	-	18,391(A)	$ 41,540
Inventory obsolescence
reserve	$ 81,829	400,822(C)	-	112,499(B)	$ 370,152
Accrued warranty cost	$ 6,473	44,657	-	16,855(B)	$ 34,275

Year ended March 31, 2000
Deducted from asset accounts:
Allowance for doubtful
accounts	$ 9,358	-	-	6,684(A)	$ 2,674
Inventory obsolescence
reserve	-	95,125	-	13,296(B)	$ 81,829
Accrued warranty cost	-	28,706	-	22,233(B)	$ 6,473

Note (A) Uncollectible accounts written off, net of recoveries.

Note (B) Amounts written off or payments incurred.

Note (C) Includes write down of inventory in 2001 of approximately $392,000.

(23) Subsequent Event

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two year warrants to acquire an additional 232,019 shares of common stock at an exercise price of $5.73 per share. Cash proceeds to the Company after deducting the expenses of the offering was $4,433,114.

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors" and "Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 21, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal year 2001" and "Aggregate Option Exercises During Fiscal Year 2001 and Option Values at the End of Fiscal Year 2001" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 21, 2002.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 21, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 21, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

UQM Technologies, Inc. (included in Part II):

Independent Auditors' Report.

Consolidated Balance Sheets, March 31, 2002 and March 31, 2001.

Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

None

(b) Reports on Form 8-K:

Report regarding operating results for the quarter and nine months ended December 31, 2001 filed January 29, 2002.

Report regarding operating results for the quarter and fiscal year ended March 31, 2002 filed May 20, 2002.

(c) Exhibits:

3.1 Bylaws. Reference is made to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-42342) filed August 20, 1991 which is incorporated herein by reference.

3.2 Restated Articles of Incorporation. Reference is made to Exhibit of the Company's Quarter Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146) which is incorporated herein by reference.

4.1 Specimen Stock Certificate. Reference is made to Exhibit 3.1 of the Company Registration Statement on Form 10, dated February 27, 1980 (No. 0-9146) which is incorporated herein by reference.

4.2 Form of Warrant Agreement. Reference is made to Exhibit 4.1 of the Company's  Registration Statement, Amendment  No. 6, on Form S-3/A (File No. 333-75520), filed on April 11, 2002 which is incorporated herein by reference.

10.1 UQM Technologies, Inc. 1992 Stock Option Plan. Reference is made to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-47454), which is incorporated herein by reference.

10.2 UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8(No. 33-34612), which is incorporated herein by reference.

10.3 Lease between the Company and Unique Building Partners, Ltd. Liability Co. dated September 22, 1992. Reference is made to Exhibit 10.34 of the Company's Registration Statement on Form S-2 (No. 33-53376), which is incorporated herein by reference.

10.4 UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Quarter Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.5 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.6 Amendment to the 1992 Stock Option Plan of UQM Technologies, Inc. Reference is made to Exhibit 10.4 to the Company's Quarterly Report  on Form 10-Q  for the quarter  ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.7 Amendment to the 1992 Stock Option Plan of UQM Technologies, Inc. dated December 7, 1994. Reference is made to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1995 (No. 0-9146) which is incorporated herein by reference.

10.8 Employment Agreement between the Company and William G. Rankin. Reference is made to Exhibit 10.17 in the Company's Annual Report on Form 10-K/A  for the  Fiscal Year  ended  March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.9 Employment Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.18 in the Company's Annual Report on  Form 10-K/A for  the Fiscal Year  ended March 31,  2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.10 Supply Agreement between the Company and Invacare Corporation dated April 1, 1999. Portions have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.19 in the Company's Annual Report on Form 10-K/A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.11 License Agreement between the Company and Invacare Corporation July 23, 1997. Portions have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.20 in the Company's Annual Report on Form 10-K/A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.12 UQM Technologies, Inc. 2002 Equity Incentive Plan.

21 Subsidiaries of the Company.

23.1 Consent of KPMG LLP.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Golden, Colorado on the 21st day of June, 2002.

UQM TECHNOLOGIES, INC.,
a Colorado Corporation

By: "William G. Rankin"
William G. Rankin
Chairman of the
Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicted and on the date indicated.

Signature	Title	Date
"William G. Rankin" William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	June 21, 2002
"Donald A. French" Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	June 21, 2002
"Ernest H. Drew" Ernest H. Drew	Director	June 21, 2002
"Stephen J. Roy" Stephen J. Roy	Director	June 21, 2002
"J. B. Richey" J. B. Richey	Director	June 21, 2002
"Jerome Granrud" Jerome Granrud	Director	June 21, 2002