Form 10-Q
period 2002-06-30
UQM TECHNOLOGIES INC
filed 2002-08-13
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     Quarterly report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

[ ]     Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at August 5, 2002, was 18,843,175.

PART I - FINANCIAL INFORMATION

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
Assets	2002	2002
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,434,960	1,411,509
Accounts receivable (notes 6 and 8)	2,561,740	2,662,554
Costs and estimated earnings in excess
of billings on uncompleted contracts (note 3)	422,411	442,213
Inventories (notes 4, 6 and 8)	4,242,004	4,636,312
Prepaid expenses	439,277	220,528
Equipment of discontinued operations
held for sale, net (note 9)	-	1,253,432
Other	125	130,934

Total current assets	10,100,517	10,757,482

Property and equipment, at cost:
Land	181,580	181,580
Building	1,329,840	1,247,265
Machinery and equipment	8,747,891	8,622,471
	10,259,311	10,051,316
Less accumulated depreciation	(5,864,161)	(5,482,194)

Net property and equipment	4,395,150	4,569,122

Patent and trademark costs, net of
accumulated amortization of $232,030
and $219,084	748,658	757,059

Other assets	45,872	45,872

	$ 15,290,197 ===========	16,129,535 ===========

		(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	June 30,	March 31,
Liabilities and Stockholders' Equity	2002	2002
	(unaudited)
Current liabilities:
Accounts payable	$ 2,448,988	2,693,312
Other current liabilities (note 5)	691,322	568,554
Current portion of deferred gain on
sale of real estate	161,070	322,139
Current portion of long-term debt	64,774	562,043
Term debt and accrued future losses of
discontinued operations (note 9)	-	789,960
Revolving line-of-credit (note 6)	-	2,254,000
Billings in excess of costs and
estimated earnings on uncompleted
contracts (note 3)	156,869	382,739

Total current liabilities	3,523,023	7,572,747

Long-term debt, less current portion	470,907	1,108,023

Total liabilities	3,993,930	8,680,770

Stockholders' equity (notes 7 and 13):
Common stock, $.01 par value, 50,000,000
shares authorized; 18,842,888 and
17,679,848 shares issued	188,429	176,798
Additional paid-in capital	55,876,403	51,444,359
Accumulated deficit	(44,355,269)	(43,757,378)
Accumulated other comprehensive income	(384,300)	(384,300)
Note receivable from officer	(28,996)	(30,714)

Total stockholders' equity	11,296,267	7,448,765

Commitments (note 12)

	$ 15,290,197 ===========	16,129,535 ===========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(unaudited)

	Quarter Ended June 30,
	2002	2001

Revenue (note 8):
Contract services	$ 771,152	676,231
Product sales	4,001,461	5,833,562
	4,772,613	6,509,793

Operating costs and expenses:
Costs of contract services	658,489	517,426
Costs of product sales	3,736,817	5,074,266
Research and development	64,381	64,143
General and administrative	875,833	905,950
Amortization of goodwill	-	67,587
	5,335,520	6,629,372

Loss from continuing operations before other income (expense)	(562,907)	(119,579)

Other income (expense):
Interest income	8,150	24,781
Interest expense	(19,233)	(106,817)
Gain on sale of real estate	161,070	28,936
	149,987	(53,100)
Loss from continuing operations	(412,920)	(172,679)

Discontinued operations (note 9):
Loss from operations of discontinued gear division	-	(315,126)
Loss on disposal of gear division including operating
losses during phase-out period	(184,971)	-
	(184,971)	(315,126)

Net loss	$ (597,891) =========	(487,805) =========

Net loss per common share -
basic and diluted (note 10):
Continuing operations	$ (.02)	(.01)
Discontinued operations	(.01)	(.02)
	$ (.03)	(.03)
Weighted average number of shares
of common stock outstanding (note 10)	18,624,606 ==========	17,435,414 ==========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Quarter Ended June 30,
	2002	2001

Cash flows provided (used) by operating activities
of continuing operations:
Loss from continuing operations	$ (412,920)	(172,679)
Adjustments to reconcile loss from continuing
operations to net cash provided (used) by
operating activities of continuing operations:
Depreciation and amortization	342,829	385,512
Gain on sale of real estate	(161,069)	(28,929)
Non-cash compensation expense for common
stock, stock options and warrants issued
for services	8,320	7,866
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(106,652)	525,732
Inventories	394,308	683,816
Prepaid expenses and other current assets	(87,940)	(126,953)
Accounts payable and other current
liabilities	106,968	(93,391)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(225,870)	171,037

Net cash provided (used) by operating
activities of continuing operations	(142,026)	1,352,011

Cash flows used by investing activities of continuing
operations:
Acquisition of property and equipment	(155,911)	(267,808)
Increase in patent and trademark costs	(4,545)	(19,474)

Net cash used by investing activities
of continuing operations	$ (160,456)	(287,282)

(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(unaudited)

	Quarter Ended June 30,
	2002	2001

Cash flows provided (used) by financing activities
of continuing operations:
Repayments on revolving line-of-credit, net	$(2,254,000)	(773,000)
Repayment of debt	(1,134,385)	(223,208)
Issuance of common stock in secondary offering,
net of offering costs	4,431,254	-
Issuance of common stock upon exercise of
employee options, net of note repayments	1,718	118,007
Issuance of common stock under employee stock
purchase plan	4,101	5,367

Net cash provided (used) by financing
activities of continuing operations	1,048,688	(872,834)

Cash provided by continuing operations	746,206	191,895

Net cash provided (used) by discontinued operations	277,245	(350,084)

Increase (decrease) in cash and cash equivalents	1,023,451	(158,189)

Cash and cash equivalents at beginning of quarter	1,411,509	2,399,006

Cash and cash equivalents at end of quarter	$ 2,434,960 ==========	2,240,817 ==========

Interest paid in cash during the quarter	$ 55,541 =======	144,817 ========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

(1) The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim period, have been made. The results for the interim period are not necessarily indicative of results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2002.

(2) Certain financial statement amounts have been reclassified for comparative purposes.

(3) At June 30, 2002, the estimated period to complete contracts in process ranged from 1 to 9 months, and the Company expects to collect substantially all related accounts receivable arising therefrom within ten months. Contracts in process consists of the following:

	June 30,	March 31,
	2002	2002
	(unaudited)

Costs incurred on uncompleted
contracts	$ 1,837,228	2,486,598
Estimated earnings	637,228	1,025,313
	2,474,456	3,511,911
Less billings to date	(2,208,914)	(3,452,437)

	$ 265,542 ========	59,474 =======
Included in the accompanying balance
sheets as follows:
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$ 422,411	442,213
Billings in excess of costs and
estimated earnings on
uncompleted contracts	(156,869)	(382,739)

	$ 265,542 ========	59,474 =======

(4) Inventories consists of:

	June 30,	March 31,
	2002	2002
	(unaudited)

Raw materials	$ 3,049,046	3,494,195
Work in process	776,515	878,699
Finished products	416,443	263,418

	$ 4,242,004 ==========	4,636,312 ==========

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

(5) Other current liabilities consists of:

	June 30,	March 31,
	2002	2002
	(unaudited)

Accrued legal and accounting fees	$ 46,850	134,200
Accrued payroll and employee benefits	293,873	210,504
Accrued personal property and real
estate taxes	150,914	106,109
Accrued warranty costs	71,719	35,169
Other	127,966	82,572

	$ 691,322 =======	568,554 =======

  Line-of-credit

At June 30, 2002, the Company had a line-of-credit of $.4 million with no amount outstanding. Interest on the line-of-credit is payable monthly at prime plus .75% (5.50% at June 30, 2002). Outstanding borrowings under the line-of-credit are secured by accounts receivable, inventory and general intangibles, and are limited to certain percentages of eligible accounts receivable and inventory which changes from month-to-month. The line has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The line-of-credit expired on July 31, 2002 and was not renewed.

(7) Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

The Company has reserved 4,166,994 shares of common stock for key employees, consultants and key suppliers under its 2002 Equity Incentive Plan and its 1992 and 1982 Incentive and Non-Qualified Option Plans. Under these option plans the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the options is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 1982 and 1992 plans is 1,000,000 options. The maximum number of options that may be granted to any eligible employee in any calendar year under the 2002 plan is 500,000 options. Options granted under the Company's plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The following table summarizes activity under the plans for the quarter ended June 30, 2002:

	Shares Under	Weighted-Average
	Option	Exercise Price

Outstanding at March 31, 2002	2,766,196	$5.87
Granted	-	-
Forfeited	(99,202)	$7.15
Outstanding at June 30, 2002	2,666,994 =========	$5.83

Exercisable at June 30, 2002	1,906,130 =========	$5.90

The following table presents summarized information about stock options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 6/30/02	Contractual Life	Price	at 6/30/02	Price

$3.31 - 3.31	303,198	4.6 years	$3.31	303,198	$3.31
$3.50 - 5.00	1,061,833	6.3 years	$4.22	630,411	$4.26
$6.25 - 8.75	1,301,963	5.7 years	$7.72	972,521	$7.77
$3.31 - 8.75	2,666,994 ==========	5.8 years	$5.83	1,906,130 =========	$5.90

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

The following table presents summarized activity under the plan for the quarter ended June 30, 2002:

	Weighted
	Shares Under	Average
	Option	Exercise Price

Outstanding at March 31, 2002	54,136	$5.94
Granted	-	-
Forfeited	-	-

Outstanding at June 30, 2002	54,136 ======	$5.94

Exercisable at June 30, 2002	38,835 ======	$5.83

TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 6/30/02	Contractual Life	Price	at 6/30/02	Price

$4.25 - 5.06	25,275	4.3 years	$4.76	22,183	$4.83
$5.85 - 8.00	28,861	3.8 years	$6.98	16,652	$7.15
$4.25 - 8.00	54,136 =====	4.0 years	$5.94	38,835 ======	$5.83

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the new fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company's Stock Option Plans are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

	Quarter Ended June 30,
	2002	2001

Net loss - as reported	$ (597,891)	(487,805)
Compensation expense - current period
option grants	-	-
Compensation expense - prior period
option grants	(328,111)	(389,678)

Net loss - pro forma	$ (926,002) =========	(877,483) =========
Net loss per common share - as reported	$ (.03) ========	(.03) =====
Net loss per common share - pro forma	$ (.05) ========	(.05) =====

No options were granted during the quarters ended June 30, 2002 and 2001, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year	Pro Forma
Ended	Compensation
March 31,	Expense

2003	$880,350
2004	$720,966
2005	$233,093

Warrants

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two year warrants to acquire an additional 232,019 shares of the Company's common stock. The warrants have an exercise price of $5.73 per share. All of the warrants were outstanding at June 30, 2002.

The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant with an exercise price of $8.00 per share. During fiscal 2002, warrants to purchase 188,250 shares of common stock were extended for a period of two years at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. The extended warrants expire in October 2003 and all of the extended warrants were outstanding at June 30, 2002.

(8) Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

	For the Quarter Ended June 30,
	2002	2001

Tyco International	$ 1,422,612	1,558,442
HandEra, Inc.	131,279	907,860
Invacare Corporation	1,094,963	932,535
Flight Safety International	212,676	685,714
Ingersoll-Rand Company Limited	508,182	617,149
	$ 3,369,712 =========	4,701,700 =========

Percentage of total revenue	71% ===	72% ===

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The significant customers for the quarter ended June 30, 2002 and 2001 were customers in the Company's electronic products and mechanical products segments. These customers, in total, also represented 62% and 63% of total accounts receivable at June 30, 2002 and 2001, respectively. The Company's electronic products segment manufactures products to customers design specification as a contract manufacturer. As such, the Company purchases inventory on behalf of customers for which the customer is financially obligated in the event his production order with the Company is cancelled or otherwise not fulfilled. The amount of raw materials inventory held for Tyco International and Ingersoll-Rand Company Limited amounted to approximately $0.8 million as of June 30, 2002. Inventories consisting of raw materials and finished goods for customer Invacare Corporation were approximately $0.5 million as of June 30, 2002.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $412,680 and $269,563 for the quarters ended June 30, 2002 and 2001, respectively.

(9) Discontinued Operations

In October, 2001, the Company formalized a plan to close its contract gear manufacturing business which is part of its mechanical products segment. The operating results of this division for the quarters ended June 30, 2002 and 2001 have been reported separately as discontinued operations together with losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been reallocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

Net revenue and losses from the discontinued gear division are shown in the following table. Losses for the quarters ended June 30, 2002 and 2001 were $71,691 and $315,126, respectively. The loss for the quarter ended June 30, 2002 was applied as a reduction of the liability for accrued future losses of discontinued operations.

	Quarter Ended June 30,
	2002	2001

Net sales	127,239	353,330
Net loss	(184,971)	(315,126)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

Assets and liabilities of the discontinued gear division were as follows:

	June 30, 2002	March 31, 2002

Accounts receivable, inventories and
other assets	-	227,268
Property and equipment, net	-	1,253,432

Total assets	-	1,480,700

Accounts payable and other liabilities	-	228,525
Accrued future losses of discontinued
operations	-	338,288
Term debt	-	451,672

Total liabilities	-	1,018,485

Net assets of discontinued gear division	- =========	462,215 =========

(10) Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter ended June 30, 2002 and 2001. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of June 30, 2002, the Company has outstanding options to purchase 2,721,130 shares of its common stock and warrants to purchase 420,269 shares of its common stock which could potentially dilute basic earnings per share in the future.

(11) Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company's technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in note 9 the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense are allocated equally to each segment. Corporate selling and marketing costs are allocated to each segment based on usage.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

Intersegment sales or transfers were $20,439 and $22,576 for the quarter ended June 30, 2002 and 2001, respectively.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended June 30, 2002:

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$ 845,821	1,094,963	2,831,829	4,772,613
Interest income	7,977	173	-	8,150
Interest expense	-	(11,945)	(7,288)	(19,233)
Depreciation and
Amortization	(81,214)	(46,882)	(214,733)	(342,829)
Earnings (loss)
from continuing
Operations	(500)	5,354	(417,774)	(412,920)
Net loss	(500)	(179,617)	(417,774)	(597,891)
Assets of continuing
Operations	9,339,068	2,924,217	3,026,912	15,290,197
Assets of discontinued
Operations	-	-	-	-
Total segment assets	9,339,068	2,924,217	3,026,912	15,290,197
Expenditures for
segment assets	$ (56,868)	(103,588)	-	(160,456)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended June 30, 2001:

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$ 955,516	932,535	4,621,742	6,509,793
Interest income	24,728	53	-	24,781
Interest expense	-	(3,760)	(103,057)	(106,817)
Depreciation and
Amortization	(82,245)	(28,434)	(207,246)	(317,925)
Goodwill amortization	-	-	(67,587)	(67,587)
Earnings (loss)
from continuing
Operations	(143,918)	36,418	(65,179)	(172,679)
Net loss	(143,918)	(278,708)	(65,179)	(487,805)
Assets of continuing
Operations	5,511,472	2,560,997	14,638,738	22,711,207
Assets of discontinued
Operations	-	3,386,264	-	3,386,264
Total segment assets	5,511,472	5,947,261	14,638,738	26,097,471
Expenditures for
segment assets	$ (92,536)	(5,800)	(188,946)	(287,282)

(12) Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with two of its officers which expire December 31, 2002. The aggregate future compensation under the employment agreements is $216,000.

Lease Commitments

The Company has entered into operating lease agreements for office space and equipment which expire at various times through 2007. As of June 30, 2002, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

Year ending March 31
2003	$ 279,235
2004	357,762
2005	270,208
2006	261,781
2007	252,140

$ 1,421,126 =========

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

Rental expense under these leases totaled approximately $136,413 and $141,838 for the quarter ended June 30, 2002 and 2001, respectively.

Litigation

The Company has filed a lawsuit against a former customer of its electronics segment seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $360,000 plus attorneys fees and other costs.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current information available, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flow, although there are no assurances that adverse developments in these matters could have a material impact on a reporting period.

  Comprehensive Income

The Company's comprehensive loss for the quarter ended June 30, 2002 and 2001 was equal to its net loss.

Accumulated comprehensive loss as of June 30, 2002 and March 31, 2002 consists entirely of foreign currency translation adjustments.

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

Financial Condition

Cash and cash equivalents at June 30, 2002 was $2,434,960 and working capital (the excess of current assets over current liabilities) was $6,577,494 compared with $1,411,509 and $3,184,735, respectively, at March 31, 2002. The increase in cash and cash equivalents is primarily attributable to proceeds from the sale of common stock, net of repayments of debt.

Accounts receivable declined $100,814 to $2,561,740 at June 30, 2002 from $2,662,554 at March 31, 2002. The decrease is primarily attributable to lower levels of contract service progress billings by the technology segment and improved collections at the Company's electronics segment during the quarter.

Costs and estimated earnings on uncompleted contracts decreased $19,802 to $422,411 at June 30, 2002 from the fiscal 2002 year-end level of $442,213. The decrease was due to accelerated billings of work-in-process on engineering contracts in process. Estimated earnings on contracts in process declined to $637,228 or 25.8 percent of contracts in process of $2,474,456 compared to estimated earnings on contracts in process of $1,025,313 or 29.2 percent of contracts in process of $3,511,911 at March 31, 2002. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventories declined $394,308 to $4,242,004 principally due to a decline in raw material and work-in-process inventories which declined $445,149 and $102,184, respectively. The decline in raw materials inventories is attributable to reduced purchases, stocking levels and increased utilization of slow moving inventory in the electronic products segment. The decline in work-in-process inventories is attributable to lower production volumes in the electronic products segment.

Prepaid expenses increased to $439,277 at June 30, 2002 from $220,528 at March 31, 2002 reflecting the prepayment of insurance premium costs on the Company's commercial insurance coverages.

Other current assets declined $130,809 at June 30, 2002 primarily due to the application of deferred offering costs upon completion of a secondary stock offering during the quarter.

Equipment of discontinued operations held for sale, net declined to zero at June 30, 2002 compared to $1,253,432 at March 31, 2002 reflecting completion of the divestiture of the assets of the discontinued gear business.

The Company invested $155,911 for the acquisition of property and equipment during the first quarter compared to $267,808 for the comparable quarter last year. The decrease in capital expenditures is primarily attributable to higher level of expenditures for manufacturing equipment at the Company's electronic products segment during the prior year's first quarter associated with the purchase and installation of operations software.

Accounts payable declined to $2,448,988 at June 30, 2002 from $2,693,312 at March 31, 2002, primarily due to a decline in raw material inventory purchases during the quarter.

Other current liabilities increased $122,768 to $691,322 at the end of the first quarter from $568,554 at March 31, 2002. The increase is primarily attributable to increased levels of accrued payroll and employee benefits, accrued personal property and real estate taxes, and accrued warranty reserves which were partially offset by decreased accrued legal and accounting fees.

In fiscal year 2001, a limited partnership in which the Company was a 50 percent owner sold its principal asset, the Company's headquarters building in Golden, Colorado, and was subsequently liquidated. As a result of this transaction, the Company recorded a deferred gain that is being recognized ratably over the remaining term on the Company's facility lease which expires in September 2002. As a result deferred gain on sales of real estate decreased $161,069 to $161,070 at June 30, 2002.

In April the Company completed a secondary offering of 1,160,095 shares of common stock together with two year warrants to purchase 232,019 shares of common stock at an exercise price of $5.73 per share. Cash proceeds, net of offering expenses, were $4,431,254. Immediately following completion of the offering the Company applied $3,182,947 of the proceeds to the reduction of debt. Principally as a result of this transaction, current portion of long-term debt decreased $497,269 to $64,774, long-term debt decreased $637,116 to $470,907 and revolving line-of-credit declined $2,254,000 to zero at June 30, 2002.

Term debt and accrued future losses of discontinued operations decreased $789,960 to zero at June 30, 2002 due to the repayment of the equipment term loans and the completion of the divestiture of the discontinued gear manufacturing operations.

Billings in excess of costs and estimated earnings on uncompleted contracts declined $225,870 to $156,869 at June 30, 2002 from $382,739 at March 31, 2002 reflecting billings on engineering contracts at a rate greater than the performance of the associated work during the quarter.

Common stock and additional paid-in capital increased to $188,429 and $55,876,403 at June 30, 2002, respectively, compared to $176,798 and $51,444,359 at March 31, 2002. The increases were primarily attributable to completion of a secondary offering of common stock during the quarter.

Results of Continuing Operations

Continuing operations for the quarter ended June 30, 2002, resulted in a net loss of $412,920 or $0.02 per common share compared to a net loss of $172,679 or $0.01 per common share for the quarter ended June 30, 2001. EBITDA from continuing operations for the first quarter declined by $370,508 to ($50,858) or nil per common share compared to $319,650 or $0.02 per common share for the first quarter last year.

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

Revenue from contract services rose $94,921 or 14 percent to $771,152 compared to $676,231 for the comparable quarter last year. The increase in contract services revenue is attributable to improved demand for development programs.

Product sales for the quarter declined 31 percent to $4,001,461 compared to $5,833,562 for the comparable quarter last year. Mechanical products segment revenue increased $162,428 or 17 percent to $1,094,963 compared to $932,535 for the comparable quarter last year due to increased shipments of wheelchair motors. Electronic products segment sales revenue for the quarter declined by $1,789,913 or 39 percent to $2,831,829 from $4,621,742 for the first quarter last year due to curtailment of shipments of handheld computers and reduced order flow from substantially all customers. In addition, the Company expects to experience an additional 25 percent decline in revenue at its electronic products segment during the second quarter. The anticipated reduction in second quarter revenues is due to the phasing-out of certain models of automobiles containing electronic assemblies designed by Tyco. The anticipated decline in revenue is not expected to have a material effect on operating results for the quarter due to improved pricing on remaining Tyco production. Technology product sales declined to $74,669 for the quarter ended June 30, 2002 compared to $279,285 for the prior year quarter due to reduced demand for propulsion systems.

Consolidated gross profit margins for the first quarter decreased to 7.9 percent compared to 14.1 percent for the comparable quarter last year. Gross profit margin on contract services decreased to 14.6 percent from 23.5 percent for the quarters ended June 30, 2002 and 2001, respectively. The decline in gross profit margin on contract services is attributable to changes in estimated completion costs on development programs which were recognized during the quarter. Gross profit margins on product sales during the first quarter declined to 6.6 percent compared to gross profit margins of 13.0 percent for the comparable quarter last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption due to declining revenue levels at the Company's electronic products segment.

General and administrative expense for the quarter ended June 30, 2002 declined to $875,833 compared to $905,950 for the comparable quarter last year. The decrease is primarily attributable to reduced general and administrative salary expense at the Company's electronics and mechanical products segments.

Interest income declined to $8,150 for the first quarter compared to $24,781 for the prior year first quarter. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the quarter versus the comparable quarter last year.

Interest expense decreased by $87,584 to $19,233 for the first quarter versus the comparable quarter last year. The decrease is due to the repayment of equipment term loans and line-of-credit borrowings during the quarter.

Gain on sale of real estate was $161,070 for the quarter ended June 30, 2002 compared to $28,936 for the prior year first quarter. The gain is attributable to the recognition of deferred gain arising from the sale of real estate on a pro-rata basis over the remaining term of the Company's lease on its Golden facility which expires in September 2002. The increase in the gain recognized during the quarter ended June 30, 2002 resulted in a reduction in term of the Company's lease.

Results of Discontinued Operations

Loss from operations of discontinued gear division for the quarter ended June 30, 2002 was $71,691, or nil per common share compared to a loss of $315,126, or $0.02 per common share for the prior year first quarter which were applied against the accrued future losses of discontinued gear division liability. During the quarter the Company completed the divestiture of its discontinued gearing operations and recorded an additional charge of $184,971 reflecting lower than anticipated sales proceeds on the divesture of gear manufacturing equipment, partially offset by lower than anticipated losses during the phase-out period.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the first quarter were adequate to meet operating needs, although liquidity was adversely impacted by a general tightening of bank credit discussed further below. At June 30, 2002, the Company had working capital, the excess of current assets over current liabilities, of $6,577,494 compared to $3,184,735 at June 30, 2001. Working capital increased by $3,392,759, primarily due to the proceeds from the Company's secondary offering generating cash, net of offering costs, of $4,431,254. Proceeds from the stock offering were partially applied to the repayment of term debt and revolving line-of-credit borrowings.

Net cash used by operating activities of continuing operations was $142,026 for the quarter ended June 30, 2002 versus net cash provided by operating activities of $1,352,011 for the comparable prior year quarter. The decline in cash provided by operating activities is primarily attributable the increased losses from continuing operations and reduced working capital generated from accounts receivables, inventories and billings in excess of costs and estimated earnings on uncompleted contracts during the quarter versus the comparable quarter last year.

Cash used by investing activities of continuing operations for the quarter ended June 30, 2002 was $160,456 compared to $287,282 for the comparable quarter last year, reflecting lower levels of capital expenditures during the quarter versus the comparable quarter last year.

Cash flows provided by financing activities of continuing operations was $1,048,688 for the quarter ended June 30, 2002 versus cash flow used by financing activities of $872,834 for the comparable quarter last year. The increase is primarily attributable to completion of a secondary offering during the quarter which resulted in net cash proceeds of $4,431,254, offset by repayments of debt and revolving line-of-credit of $3,388,385.

During the quarter ended June 30, 2002, the Company's liquidity was adversely impacted by a general tightening of credit in the banking industry which was partially offset by a secondary offering of common stock. The Company had a $4.0 million line-of-credit of which $2.25 million was outstanding at March 31, 2002 and term equipment loans at March 31, 2002 of $1.12 million. These facilities expired on May 15, 2002, unless renewed. In April 2002, the Company repaid approximately $3.2 million due on its line-of-credit and term debt facilities which were subsequently not renewed. The Company also had a $0.4 million line-of-credit with a second commercial bank. This facility expired on July 31, 2002, unless renewed. This facility was also not renewed. As a result of these events the Company has experienced a substantial decline in its liquidity during the quarter reflected by the application of approximately $3.2 million of cash to the repayment of these debt obligations and the elimination of then available additional borrowing availability of approximately $1.2 million. At June 30, 2002, cash and cash equivalents were $2.4 million and cash used by operating activities for the quarter was $142,026. The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot assure you that we will be successful in achieving these objectives. In addition, the Company began an approximately $1 million expansion of its Frederick, Colorado facility during the first quarter in anticipation of the relocation of its corporate headquarters and product engineering personnel from its Golden, Colorado facility upon expiration of its lease on the Golden facility in September 2002. Although the Company believes that financing for the facility expansion can be obtained on terms acceptable to the Company, we cannot assure you that we can obtain such financing. If we are not successful in obtaining financing for this project, our liquidity and cash reserves will be adversely impacted by the approximately $1 million investment associated with the facility expansion. In addition, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce their orders for goods and services, the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. The Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for electric assemblies, designing and introducing new products for manufacture, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its operations and future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that existing cash resources will be sufficient to fund these objectives or that financing or equity capital will be available on terms acceptable to the Company. In the event existing cash resources are not sufficient to fund operations as currently configured, or financing or equity capital to fund future growth is not available, the Company will modify its strategy to align its operations with its then available financial resources.

Critical Accounting Policies

Accounts Receivable

The Company's trade accounts receivable are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management's best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At June 30, 2002 the Company has recorded reserves for uncollectible trade accounts receivable of $33,054 based on its current assessment of potentially uncollectible accounts. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company's trade accounts receivable to decline materially, resulting in additional material losses.

Inventories

The Company maintains raw material inventories of electronic components, motor parts and other materials to meet its expected manufacturing needs for proprietary products and for products manufactured to the design specifications of its customers. Some of these components may become obsolete, unuseable due to design changes, or become unuseable in the manufacturing activities of the Company due to customers inability to honor their obligation to purchase from the Company. Accordingly, the Company periodically assesses its raw material inventory for potential impairment of value based on then available information, expectations and estimates and establishes impairment reserves for estimated declines in the realizable value of its inventories. The actual realizable value of the Company's inventories may differ materially from these estimates based on future occurrences and any resulting change in the Company's estimates. At June 30, 2002, the Company has recorded inventory reserves of $525,994 based on its current assessment of potential obsolete inventory. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company's inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project at the end of each reporting period. Many of these contracts involve the application of the Company's technology to customers products and other applications to demanding specifications. Accordingly, management's best estimates could be adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that could cause unforseen delays and additional costs. Accordingly, it is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2002 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. On April 1, 2002, the Company adopted SFAS No. 143 which had no material impact on the Company's financial condition and reports of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections. This Statement, among other things, amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No.145 are effective for fiscal years beginning after May 15, 2002, and other provisions related to specific transactions are effective for those transactions occurring after May 15, 2002. The Company expects that the adoption of SFAS No. 145 will not have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Subsequently, all of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. The long-term debt obligation has fixed interest rates. Interest rates on these instruments approximate current market rates as of June 30, 2002.

Item 5. Other Information

The following risk factors are applicable to our business:

1. We have incurred significant operating losses.

We have incurred significant operating losses as shown in the following tables:

Quarter Ended June 30,
	2002	2001
Net loss	$ 597,891	$ 487,805
	Fiscal Year Ended March 31,
	2002	2001	2000
Net loss	$ 8,592,655	$ 3,140,122	$ 6,471,807

We have had accumulated deficits as follows:

June 30, 2002  $ 44,355,269

March 31, 2002 $ 43,757,378

In the future we plan to make additional investments in product development and commercialization which is likely to cause us to remain unprofitable.

2. We depend on a few large customers.

A significant portion of our total revenue has historically been concentrated among three large customers. Our electronic products segment manufactures products to customers' design specifications as a contract manufacturer. As such, we purchase inventory on behalf of customers for which the customer is financially obligated in the event his production order with us is cancelled or otherwise not fulfilled. Some of our significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent any of these customers experiences financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce orders for goods and services, we could experience an adverse material change in our liquidity and results of operations.

3. We may require additional financing.

The Company did not renew its $4.0 million line-of-credit beyond its scheduled expiration date of May 15, 2002 or its $0.4 million line-of-credit beyond its scheduled expiration date of July 31, 2002. The Company does not expect to replace either of these lines-of-credit within the next year. The inability of the Company to replace its lines-of-credit and term borrowings has materially reduced the Company's liquidity. In addition, the expansion of the Company's Frederick, Colorado facility is expected to cost approximately $1.0 million.  If the Company is unable to obtain financing for the expansion, the Company's liquidity will be further reduced.  We expect to have operating losses during fiscal 2003. Cash balances stood at $2,434,960 at June 30, 2002.  If our losses become larger they could consume some or all of our current cash balances. Over the last several years we have experienced substantial growth in our revenue which has increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations may consume our existing cash balances.

We are actively pursuing acquisition opportunities as part of our business plan. We may need additional financing to complete acquisitions.

4. Our growth and expansion may strain our ability to manage our operations and financial resources.

Our past rapid annual growth rate and acquisitions have increased our operating complexity. We are actively considering possible future acquisitions at any given time. To manage continued rapid growth we must:

  expand, train and manage our employee base and attract and retain additional highly skilled personnel expand and improve our computer systems and software tools to manage our manufacturing and engineering activities continue to develop and market new products and services
  integrate acquired operations with our existing operations control expenses and working capital requirements related to the expansion of our business

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

6. Our government contracts could restrict our ability to commercialize our technology.
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

7. Our business could be harmed if we are unable to protect our patents and other proprietary technology.
We currently own seven U.S. patents which expire between 2008 and 2016. We also have one patent application pending with the U.S. Patent and Trademark Office. Our patent and trade secret rights are very important to us and to our future prospects. Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot give you assurance that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe on patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we can not assure you that we would be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future.

8. Other companies may claim that our technology infringes on their intellectual property rights.
We believe that we do not infringe on the proprietary rights of other companies and, to date, no third party has asserted an infringement claim against us, but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

9. Product liability insurance may become unavailable to us
The sale of our products involves a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. We cannot assure you that we will be able to maintain product liability insurance for either our present or our future sales on acceptable terms and cost or that our insurance, if maintained, will provide adequate protection against potential claims.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Report regarding operating results for the quarter ended June 30, 2002 filed July 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 UQM Technologies, Inc.

           Registrant

Date: August 13, 2002                    By:  "Donald A. French"

  Donald A. French

  Treasurer

  (Principal Financial and

  Accounting Officer)