Form 10-Q
period 2002-09-30
UQM TECHNOLOGIES INC
filed 2002-10-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     Quarterly report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ]     Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

Commission file number 1-10869

                UQM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

           Colorado                        84-0579156
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)       Identification No.)

7501 Miller Drive, Frederick, Colorado     80530
(Address of principal executive offices) (zip code)

                    (303) 278-2002
 (Registrant's telephone number, including area code)

425 Corporate Circle, Golden, Colorado 80401
 (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  . No      .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at October 24, 2002, was 18,844,467.

2

Part I-Financial Information

     Item 1. Financial Statements

     Consolidated balance sheets as of September 30, 2002 and March 31, 2002

Consolidated statements of operations for the quarter and six months ended September 30, 2002 and 2001

Consolidated statements of cash flow for the six months ended September 30, 2002 and 2001

          Notes to consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Item 3. Quantitative and qualitative disclosures about market risk

Item 4.  Controls and Procedures

Part II-Other Information

     Item 1. Legal Proceedings

Item 4. Submission of matters to a vote of security holders

     Item 5. Other Information

Item 6. Exhibits and reports on Form 8-K

     Signatures

     Certification of William G. Rankin, Chief Executive Officer

     Certification of Donald A. French, Chief Financial Officer

     Exhibit 99.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
Assets	2002	2002
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,110,010	1,411,509
Accounts receivable (notes 5 and 7)	2,194,534	2,662,554
Costs and estimated earnings in excess
of billings on uncompleted contracts (note 2)	233,581	442,213
Inventories (notes 3, 5 and 7)	3,855,267	4,636,312
Prepaid expenses	300,951	220,528
Equipment of discontinued operations
held for sale, net (note 8)	-	1,253,432
Other	9,935	130,934

Total current assets	8,704,278	10,757,482

Property and equipment, at cost:
Land	181,580	181,580
Building	2,188,247	1,247,265
Machinery and equipment	7,456,120	8,622,471
	9,825,947	10,051,316
Less accumulated depreciation	(4,715,785)	(5,482,194)

Net property and equipment	5,110,162	4,569,122

Patent and trademark costs, net of
accumulated amortization of $244,781
and $219,084	739,943	757,059

Other assets	24,205	45,872

	$ 14,578,588 ==========	16,129,535 ==========

		(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued

	September 30,	March 31,
Liabilities and Stockholders' Equity	2002	2002
	(unaudited)
Current liabilities:
Accounts payable	$ 2,266,309	2,693,312
Other current liabilities (note 4)	1,137,107	568,554
Current portion of deferred gain on
sale of real estate	-	322,139
Current portion of long-term debt	66,216	562,043
Term debt and accrued future losses of
discontinued operations (note 8)	-	789,960
Revolving line-of-credit (note 5)	-	2,254,000
Billings in excess of costs and
estimated earnings on uncompleted
contracts (note 2)	243,759	382,739

Total current liabilities	3,713,391	7,572,747

Long-term debt, less current portion	453,893	1,108,023

Total liabilities	4,167,284	8,680,770

Stockholders' equity (notes 6 and 12):
Common stock, $.01 par value, 50,000,000
shares authorized; 18,843,175 and
17,679,848 shares issued	188,432	176,798
Additional paid-in capital	55,877,462	51,444,359
Accumulated deficit	(45,243,053)	(43,757,378)
Accumulated other comprehensive income	(384,300)	(384,300)
Note receivable from officer	(27,237)	(30,714)

Total stockholders' equity	10,411,304	7,448,765

Commitments (note 11)
	$ 14,578,588 ==========	16,129,535 ==========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(unaudited)
	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenue (note 7):
Contract services	$ 616,890	641,044	1,388,042	1,317,275
Product sales	3,456,060	4,580,443	7,457,521	10,414,006
	4,072,950	5,221,487	8,845,563	11,731,281
Operating costs and expenses:
Costs of contract services	553,099	443,872	1,211,588	961,298
Costs of product sales	3,389,829	4,327,039	7,126,646	9,401,306
Research and development	47,027	6,601	111,408	70,744
General and administrative	1,116,886	1,113,293	1,992,719	2,016,363
Amortization of goodwill	-	67,587	-	135,174
	5,106,841	5,958,392	10,442,361	12,584,885
Loss from continuing operations before other income (expense)	(1,033,891)	(736,905)	(1,596,798)	(853,604)
Other income (expense):
Interest income	7,342	19,516	15,492	44,297
Interest expense	(11,670)	(90,711)	(30,903)	(197,528)
Gain on sale of real estate	150,435	22,439	311,505	51,375
	146,107	(48,756)	296,094	(101,856)
Loss from continuing   operations
	(887,784)	(785,661)	(1,300,704)	(955,460)
Discontinued operations (note 8):
Loss from operations of discontinued gear division	-	(326,644)	-	(644,650)
Loss on disposal of gear division including operating losses during phase-out period	-	(1,676,450)	(184,971)	(1,676,450)
	-	(2,003,094)	(184,971)	(2,321,100)
Net loss
	$ (887,784) ==========	(2,788,755) ==========	(1,485,675) ==========	(3,276,560) ==========
Net loss per common share - basic and diluted (note 9):

Continuing operations	$ (.05)	(.05)	(.07)	(.06)
Discontinued operations	-	(.11)	(.01)	(.13)
	$ (.05) ===	(.16) ===	(.08) ===	(.19) ===
Weighted average number of shares of common stock outstanding (note 9)	18,843,128 ==========	17,524,504 ==========	18,734,464 ==========	17,480,202 ==========

See accompanying notes to consolidated financial statements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended September 30,
	2002	2001

Cash flows provided by operating activities
of continuing operations:
Loss from continuing operations	$ (1,300,704)	(955,460)
Adjustments to reconcile loss from continuing
operations to net cash provided by
operating activities of continuing operations:
Depreciation and amortization	692,567	769,793
Gain on sale of real estate	(322,139)	(57,858)
Non-cash compensation expense for stock options	8,320	9,558
Loss on disposal of property and equipment	13,237	6,493
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	471,051	1,090,877
Inventories	781,045	557,455
Prepaid expenses and other current assets	40,576	(108,020)
Accounts payable and other current liabilities	370,074	64,977
Billings in excess of costs and estimated
earnings on uncompleted contracts	(138,980)	265,282

Net cash provided by operating
activities of continuing operations	615,047	1,643,097

Cash flows used by investing activities of continuing
operations:
Cash proceeds from sale of property and equipment	350	-
Acquisition of property and equipment	(241,833)	(413,173)
Expansion of building	(979,664)	-
Increase in patent and trademark costs	(8,581)	(32,207)

Net cash used by investing activities
of continuing operations	$ (1,229,728)	(445,380)

     (Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(unaudited)

	Six Months Ended September 30,
	2002	2001

Cash flows provided (used) by financing activities
of continuing operations:
Repayments on revolving line-of-credit, net	$ (2,254,000)	(582,000)
Repayment of debt	(1,149,957)	(345,274)
Issuance of common stock in secondary offering,
net of offering costs	4,432,316	-
Issuance of common stock upon exercise of
employee options, net of note repayments	3,477	464,375
Issuance of common stock under employee stock
purchase plan	4,101	17,008

Net cash provided (used) by financing activities of continuing operations	1,035,937	(445,891)

Increase of cash and cash equivalent from continuing operations	421,256	751,826

Net cash provided (used) by discontinued operations	277,245	(563,265)

Increase in cash and cash equivalents	698,501	188,561

Cash and cash equivalents at beginning of period	1,411,509	2,399,006

Cash and cash equivalents at end of period	$ 2,110,010 =========	2,587,567 =========

Interest paid in cash during the period	$ 58,509 =========	291,961 =========

Non-Cash Investing and Financing Transactions:

In accordance with the provisions of the Company's stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company's common stock held by the option holder for a period of six months prior to the date of the option exercise. For the six months ended September 30, 2001, the Company issued 64,360 shares of common stock for options exercised with an aggregate exercise price of $234,875, for which the Company received 36,302 shares of common stock in payment of the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

(1)     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim period, have been made. The results for the interim period are not necessarily indicative of results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the
        Company's Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2002.

(2)     At September 30, 2002, the estimated period to complete contracts in process ranged from 1 to 8 months, and the
        Company expects to collect substantially all related accounts receivable arising therefrom within 9 months.
        Contracts in process consists of the following:

	September 30,	March 31,
	2002	2002
	(unaudited)

Costs incurred on uncompleted contracts	$ 2,207,756	2,486,598
Estimated earnings	762,146	1,025,313
	2,969,902	3,511,911
Less billings to date	(2,980,080)	(3,452,437)
	$ (10,178)	59,474
Included in the accompanying balance
sheets as follows:
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$ 233,581	442,213
Billings in excess of costs and
estimated earnings on
uncompleted contracts	(243,759)	(382,739)

	$ (10,178) =========	59,474 =========

(3) Inventories consist of:

	September 30,	March 31,
	2002	2002
	(unaudited)

Raw materials	$ 3,025,172	3,494,195
Work in process	406,665	878,699
Finished products	423,430	263,418

	$ 3,855,267	4,636,312

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The Company's raw material inventory is subject to obsolescence, the possibility that certain components may become unusable due to design changes by customers, or unusable due to customers inability to honor their obligations to purchase from the Company. The Company periodically assesses its inventory for recovery of its carrying value based on available information, expectations and estimates and establishes reserves for estimated declines in the realizable value of its inventories. At September 30, 2002, the Company has identified approximately $1.5 million of slow moving inventory with potential recovery concerns and has recorded a reserve of $550,994 which is reflected in the above table ($554,998 at March 31, 2002). There can be no assurance that future events and information will not cause this reserve to be adjusted.

(4)     Other current liabilities consists of:

	September 30,	March 31,
	2002	2002
	(unaudited)

Accrued legal and accounting fees	$ 57,705	134,200
Accrued payroll and employee benefits	209,595	210,504
Accrued personal property and real
estate taxes	194,145	106,109
Accrued warranty costs	69,877	35,169
Accrued raw material purchases	119,900	-
Accrued building construction costs	317,715	-
Other	168,170	82,572

	$ 1,137,107 =========	568,554 =======

(5) Line-of-credit

The Company had a $4.0 million line-of-credit of which $2.25 million was outstanding at March 31, 2002 and term equipment loans at March 31, 2002 of $1.12 million. These facilities expired on May 15, 2002, unless renewed. In April 2002, the Company repaid approximately $3.2 million due on its line-of-credit and term debt facilities, which were subsequently not renewed. The Company also had a $0.4 million line-of-credit with a second commercial bank. This facility expired on July 31, 2002, unless renewed. This facility was also not renewed.

(6) Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

The Company has reserved 1,492,500 shares of common stock for key employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the plan, the exercise price of each option is set at the fair market value of the

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

common stock on the date of grant and the maximum term of an option is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee in a calendar year under the 2002 Plan is 500,000 options. Options granted under the 2002 Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Option Plan the Company issued stock options under its 1992 and 1982 Incentive and Non-qualified Option Plans.

The following table summarizes activity under the plans for the six months ended September 30, 2002:

	Shares Under	Weighted-Average
	Option	Exercise Price

Outstanding at March 31, 2002	2,766,196	$5.87
Granted	7,500	$3.59
Forfeited	(246,876)	$5.59
Outstanding at September 30, 2002	2,526,820 =========	$5.89 ====

Exercisable at September 30, 2002	1,796,538 =========	$6.01 ====

The following table presents summarized information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/02	Contractual Life	Price	at 9/30/02	Price

$3.31 - 3.31	303,198	4.3 years	$3.31	303,198	$3.31
$3.59 - 5.00	954,970	6.6 years	$4.28	533,987	$4.39
$6.25 - 8.75	1,268,652	5.3 years	$7.72	959,353	$7.77
$3.31 - 8.75	2,526,820 =========	5.7 years	$5.89	1,796,538 =========	$6.01

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The following table presents summarized activity under the plan for the six months ended September 30, 2002:

	Shares Under	Weighted Average
	Option	Exercise Price

Outstanding at March 31, 2002	54,136	$5.94
Granted	16,484	$2.55
Forfeited	(9,275)	$4.25

Outstanding at September 30, 2002	61,345 ======	$5.29 ====

Exercisable at September 30, 2002	59,417 ======	$5.20 ====

The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/02	Contractual Life	Price	at 9/30/02	Price

$2.55 - 5.06	32,484	4.4 years	$3.79	32,484	$3.79
$5.85 - 8.00	28,861	3.5 years	$6.98	26,933	$6.91
$2.55 - 8.00	61,345 ======	4.0 years	$5.29	59,417 ======	$5.20

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Net loss - as reported	$ (887,784)	(2,788,755)	(1,485,675)	(3,276,560)
Compensation expense - current period option grants	(4,975)	(1,250)	(4,975)	(1,250)
Compensation expense - prior period option grants	(295,321)	(360,676)	(604,954)	(731,700)
Net loss - pro forma	$ (1,188,080) =========	(3,150,681) =========	(2,095,604) =========	(4,009,510) =========
Net loss per common share - as reported	$ (.05) ===	(.16) ===	(.08) ===	(.19) ===
Net loss per common share - pro forma	$ (.06) ===	(.18) ===	(.11) ===	(.23) ===

The fair value of stock options granted was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Expected volatility	48.7%	47.7%	48.7%	47.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.1%	4.1%	3.1%	4.1%
Expected life of options granted	4 years	3 years	4 years	3 years
Fair value of options granted as computed under the Black Scholes option pricing model	$1.24 per share	$2.12 per share	$1.24 per share	$2.12 per share

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year	Pro Forma
Ended	Compensation
March 31,	Expense

2003	$540,885
2004	$694,949
2005	$228,181
2006	$ 1,225

Warrants

     In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company's common stock. The warrants have an exercise price of $5.73 per share. All of the warrants were outstanding at September 30, 2002.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant with an exercise price of $8.00 per share. During fiscal 2002, warrants to purchase 188,250 shares of common stock were extended for a period of two years at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. The extended warrants expire in October 2003. All of the extended warrants were outstanding at September 30, 2002.

(7)     Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Tyco International	$ 768,846	1,248,973	2,191,458	2,807,415
Invacare Corporation	1,171,457	1,116,840	2,266,420	2,049,375
Flight Safety International	429,629	462,318	642,305	1,148,032
	$ 2,369,932 =========	2,828,131 =========	5,100,183 =========	6,004,822 =========
Percentage of total revenue	58% ===	54% ===	58% ===	51% ===

These customers also represented 41% and 30% of total accounts receivable at September 30, 2002 and 2001, respectively. Tyco International is a customer of the Company's electronic products segment and Invacare Corporation is a customer of the mechanical products segment. The Company's electronic products segment manufactures products to customers' design specifications as a contract manufacturer. As such, the Company purchases inventory on behalf of customers based on the understanding that the customer is financially obligated in the event their production order with the Company is cancelled or otherwise not fulfilled. The amount of raw materials inventory held for Tyco International and Flight Safety International amounted to approximately $0.5 million as of September 30, 2002. Inventories consisting of raw materials and finished goods for Invacare Corporation were approximately $0.5 million as of September 30, 2002.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $130,115 and $170,864 for the quarter ended September 30, 2002 and 2001, respectively, and $542,795 and $440,427 for the six months ended September 30, 2002 and 2001, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

(8)     Discontinued Operations

In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which is part of its mechanical products segment.

The operating results of this division for the quarters ended September 30, 2002 and 2001 have been reported separately as discontinued operations together with losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been reallocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

Net revenue and losses from the discontinued gear division are shown in the following table. Losses for the quarters ended September 30, 2002 and 2001 were $0 and $326,644, respectively, and $184,971 and $644,650 for the six months ended September 30, 2002 and 2001, respectively.

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales	$ -		127,239	698,399
Net loss	$ -	(326,644)	(184,971)	(644,650)

Assets and liabilities of the discontinued gear division were as follows:

	September 30, 2002	March 31, 2002
	(unaudited)
Accounts receivable, inventories and
other assets	$ -	227,268
Property and equipment, net	-	1,253,432

Total assets	-	1,480,700

Accounts payable and other liabilities	-	228,525
Accrued future losses of discontinued
operations	-	338,288
Term debt	-	451,672

Total liabilities	-	1,018,485

Net assets of discontinued gear division	$ - ========	462,215 =========

(9)     Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and six months ended September 30, 2002 and 2001.
        Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be

     UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

antidilutive. As of September 30, 2002, the Company had outstanding options to purchase 2,588,165 shares of its common stock and warrants to purchase 420,269 shares of its common stock. Options and warrants to acquire 56,459 shares and 14,604 shares of common stock for the quarter and six months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because to do so would be antidilutive.

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

As discussed in note 8 the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense are allocated equally to each segment. Corporate selling and marketing costs are allocated to each segment based on usage.

Intersegment sales or transfers were $38,994 and $42,358 for the quarter ended September 30, 2002 and 2001, respectively, and $59,433 and $64,934 for the six month ended September 30, 2002 and 2001, respectively.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended September 30, 2002:

	Mechanical	Electronic
Technology	Products	Products	Total
Revenue
$ 639,379	1,184,868	2,248,703	4,072,950
Interest income
7,118	224	-	7,342
Interest expense
-	(11,670)	-	(11,670)

Depreciation and  amortization
(82,857)	(47,358)	(219,523)	(349,738)
Earnings (loss) from  continuing operations
(227,070)	18,626	(679,340)	(887,784)
Net loss
(227,070)	18,626	(679,340)	(887,784)
Assets of continuing   operations
7,748,012	3,637,851	3,192,725	14,578,588
Assets of discontinued   operations
-	-	-	-
Total segment assets
7,748,012	3,637,851	3,192,725	14,578,588

Expenditures for   segment assets
$ (165,875)	(903,747)	-	(1,069,622)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended September 30, 2001:

	Mechanical	Electronic
Technology	Products	Products	Total
Revenue
$ 838,531	1,116,839	3,266,117	5,221,487
Interest income
19,326	190	-	19,516
Interest expense
-	(3,584)	(87,127)	(90,711)

Depreciation and   amortization
(78,726)	(28,381)	(209,587)	(316,694)
Goodwill amortization
-	-	(67,587)	(67,587)
Earnings (loss) from  continuing operations
(299,296)	49,944	(536,309)	(785,661)
Net loss
(299,296)	(1,953,150)	(536,309)	(2,788,755)
Assets of continuing   operations
5,525,687	2,922,556	13,912,796	22,361,039
Assets of  discontinued  operations
-	2,150,171	-	2,150,171
Total segment assets
5,525,687	5,072,727	13,912,796	24,511,210
Expenditures  for segment assets
$ (84,485)	(6,428)	(67,185)	(158,098)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

The following table summarizes significant financial statement information for operations of each of the reportable segments for six months ended September 30, 2002:

	Mechanical	Electronic
Technology	Products	Products	Total

Revenue
$1,485,200	2,279,831	5,080,532	8,845,563
Interest income
15,095	397	-	15,492
Interest expense
-	(23,615)	(7,288)	(30,903)
Depreciation and   amortization
(164,071)	(94,240)	(434,256)	(692,567)
Earnings (loss) from  continuing operations
(227,570)	23,980	(1,097,114)	(1,300,704)
Net loss
(227,570)	(160,991)	(1,097,114)	(1,485,675)
Assets of continuing   operations
7,748,012	3,637,851	3,192,725	14,578,588
Assets of discontinued   operations
-	-	-	-
Total segment assets
7,748,012	3,637,851	3,192,725	14,578,588
Expenditures  for segment assets
$ (222,743)	(1,007,335)	-	(1,230,078)

The following table summarizes significant financial statement information for operations of each of the reportable segments for six months ended September 30, 2001:

	Mechanical	Electronic
Technology	Products	Products	Total

Revenue
$1,794,047	2,049,375	7,887,859	11,731,281
Interest income
44,054	243	-	44,297
Interest expense
-	(7,344)	(190,184)	(197,528)
Depreciation and  amortization
(160,971)	(56,815)	(416,833)	(634,619)
Goodwill amortization
-	-	(135,174)	(135,174)
Earnings (loss) from  continuing   operations
(443,214)	89,242	(601,488)	(955,460)
Net loss
(443,214)	(2,231,858)	(601,488)	(3,276,560)
Assets of continuing operations
5,525,687	2,922,556	13,912,796	22,361,039
Assets of discontinued operations
-	2,150,171	-	2,150,171
Total segment assets
5,525,687	5,072,727	13,912,796	24,511,210
Expenditures for   segment assets
$ (177,020)	(12,229)	(256,131)	(445,380)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(unaudited)

(11)     Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with two of its officers, which expire December 31, 2002. The aggregate future compensation under the employment agreements is $108,000.

Lease Commitments

The Company has entered into operating lease agreements for office space and equipment, which expire at various times through 2007. As of September 30, 2002, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

Year ending March 31
2003	$ 143,370
2004	275,834
2005	272,086
2006	262,947
2007	252,140
$ 1,206,377 =========

Rental expense under these leases totaled approximately $136,959 and $138,219 for the quarter ended September 30, 2002 and 2001, respectively, and $273,372 and $280,057 for six months ended September 30, 2002 and 2001, respectively.

(12) Comprehensive Income

The Company's comprehensive loss for the quarter ended September 30, 2002 and 2001 was equal to its net loss.

Accumulated comprehensive loss as of September 30, 2002 and March 31, 2002 consists entirely of foreign currency translation adjustments. Relating to Taiwan UQM Electric Co., Ltd. when the Company disposes of its ownership interests in Taiwan UQM the Company will charge the amount in accumulated comprehensive loss to operations as part of a realized gain or loss.

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

Financial Condition

Cash and cash equivalents at September 30, 2002 was $2,110,010 and working capital (the excess of current assets over current liabilities) was $4,990,887 compared with $1,411,509 and $3,184,735, respectively, at March 31, 2002. The increase in cash and cash equivalents and working capital is primarily attributable to proceeds from the sale of common stock during the first quarter, net of subsequent repayments of debt.

Accounts receivable declined $468,020 to $2,194,534 at September 30, 2002 from $2,662,554 at March 31, 2002. The decrease is primarily attributable to lower revenue levels.

Costs and estimated earnings on uncompleted contracts decreased $208,632 to $233,581 at September 30, 2002 from the fiscal 2002 year-end level of $442,213. The decrease was due to receipt of the final payment upon completion of a large development project near the end of the quarter. Estimated earnings on contracts in process declined to $762,146 or 25.7 percent of contracts in process of $2,969,902 compared to estimated earnings on contracts in process of $1,025,313 or 29.2 percent of contracts in process of $3,511,911 at March 31, 2002. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventories declined $781,045 to $3,855,267 principally due to a decline in raw material and work-in-process inventories, which declined $469,023 and $472,034, respectively. The decline in raw materials inventories is attributable to reduced stocking levels and increased utilization of slow moving inventory in the electronic products segment. The decline in work-in-process inventories is attributable to lower production volumes in the electronic products segment.

Prepaid expenses increased to $300,951 at September 30, 2002 from $220,528 at March 31, 2002 reflecting the prepayment of insurance premium costs on the Company's commercial insurance coverage.

Equipment of discontinued operations held for sale, net declined to zero at September 30, 2002 compared to $1,253,432 at March 31, 2002 reflecting completion of the divestiture of the assets of the discontinued gear business.

Other current assets declined $120,999 at September 30, 2002 primarily due to the application of deferred offering costs upon completion of a secondary stock offering during the first quarter.

The Company invested $241,833 for the acquisition of property and equipment during the first half compared to $413,173 for the comparable period last year. The decrease in capital expenditures is primarily attributable to higher level of expenditures for manufacturing equipment at the Company's electronic products segment during the prior year's first half. In addition, the Company invested $979,664 during the first half for the expansion of its facility in Frederick, Colorado to accommodate the relocation of the Company's corporate headquarters and engineering staff from Golden, Colorado.

Accounts payable declined to $2,266,309 at September 30, 2002 from $2,693,312 at March 31, 2002, primarily due to a decline in raw material inventory purchases during the first half.

Other current liabilities increased $568,553 to $1,137,107 at the end of the first half from $568,554 at March 31, 2002. The increase is primarily attributable to the accrual of committed raw material inventory purchases not yet invoiced, increased accrued personal property and real estate taxes and accrued building expansion costs arising from the Company's relocation to Frederick, Colorado.

In fiscal year 2001, a limited partnership in which the Company was a 50 percent owner sold its principal asset, the Company's headquarters building in Golden, Colorado, and was subsequently liquidated. As a result of this transaction, the Company recorded a deferred gain that is being recognized ratably over the remaining term on the Company's facility lease that expired in September 2002. As a result the current portion of deferred gain on sale of real estate decreased to zero at September 30, 2002 from $322,139 at March 31, 2002.

In April, the Company completed a secondary offering of 1,160,095 shares of common stock together with two year warrants to purchase 232,019 shares of common stock at an exercise price of $5.73 per share. Cash proceeds, net of offering expenses, were $4,431,254. Immediately following completion of the offering the Company applied $3,182,947 of the proceeds to the reduction of debt. Principally as a result of this transaction, current portion of long-term debt decreased $495,827 to $66,216, long-term debt decreased $654,130 to $453,893 and revolving line-of-credit declined $2,254,000 to zero at September 30, 2002.

Term debt and accrued future losses of discontinued operations decreased $789,960 to zero at September 30, 2002 due to the repayment of the equipment term loans and the completion of the divestiture of the discontinued gear manufacturing operations.

Billings in excess of costs and estimated earnings on uncompleted contracts declined $138,980 to $243,759 at September 30, 2002 from $382,739 at March 31, 2002 reflecting billings on engineering contracts at a rate greater than the performance of the associated work during the first half.

Common stock and additional paid-in capital increased to $188,432 and $55,877,462 at September 30, 2002, respectively, compared to $176,798 and $51,444,359 at March 31, 2002. The increases were primarily attributable to completion of a secondary offering of common stock during the first quarter.

Results of Continuing Operations

Quarter ended September 30, 2002

Continuing operations for the quarter ended September 30, 2002 resulted in a loss of $887,784 or $0.05 per common share on total revenue of $4,072,950 compared to a loss from continuing operations of $785,661 or $0.05 per common share for the comparable quarter last year. EBITDA from continuing operations for the quarter was $(526,376) or $(0.03) per common share compared to $(310,669) or $(0.02) per common share for the comparable quarter last year. Net loss for the quarter was

$887,784 or $0.05 per common share compared to a net loss of $2,788,755 or $0.16 per common share for the same quarter last year. EBITDA for the quarter was $(526,376) or $(0.03) per common share compared to EBITDA of $(2,045,579) or $(0.12) per common share for the comparable quarter last year.

EBITDA is a broadly used financial term that many investment professionals use as an approximation of the operating cash flow generated by a business. Management believes that this information may be useful to investors in the Company due to the amount of non-cash depreciation and amortization charges reported by the Company. Investors are cautioned, however, that EBITDA is not a replacement or substitute for net earnings or loss determined by the application of generally accepted accounting principles and our calculation of EBITDA may not be comparable to similarly titled disclosures made by other companies.

Revenue from contract services declined $24,154 or 3.8 percent to $616,890 compared to $641,044 for the comparable quarter last year. The decrease in contract services revenue is attributable to reduced productivity during the quarter due to the relocation of the Company's engineering group to Frederick, Colorado. Technology segment backlog increased during the quarter and we expect contract revenue levels to improve beginning next quarter.

Product sales for the quarter declined 24.6 percent to $3,456,060 compared to $4,580,443 for the comparable quarter last year. Mechanical products segment revenue increased $68,029 or 6.1 percent to $1,184,868 compared to $1,116,839 for the comparable quarter last year due to increased shipments of wheelchair motors. Electronic products segment sales revenue for the quarter declined by $1,017,414 or 31.2 percent to $2,248,703 from $3,266,117 for the second quarter last year due to a permanent reduction in the level of production for Tyco International to approximately one-third of the pre-reduction volumes during the quarter and reduced order flow from substantially all customers due to weak economic conditions. The potentially adverse effect of the reduction in revenue from Tyco International on the Company's results of operations was partially mitigated by negotiated price increases on the remaining business with this customer. Technology product sales declined to $22,489 for the quarter ended September 30, 2002 compared to $197,487 for the prior year quarter due to reduced demand for propulsion systems.

Consolidated gross profit margins for the first quarter decreased to 3.2 percent compared to 8.6 percent for the comparable quarter last year. Gross profit margin on contract services decreased to 10.3 percent from 30.8 percent for the quarters ended September 30, 2002 and 2001, respectively. The decline in gross profit margin on contract services is attributable to changes in estimated completion costs on development programs, which were recognized during the quarter and reduced overhead absorption associated with the relocation of engineering operations. Gross profit margins on product sales during the first quarter declined to 1.9 percent compared to gross profit margins of 5.5 percent for the comparable quarter last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption due to declining revenue levels at the Company's electronic products segment.

General and administrative expense for the quarter ended September 30, 2002 rose to $1,116,886 compared to $1,113,293 for the comparable quarter last year. The increase is primarily attributable to costs associated with the relocation of the Company's headquarters and engineering operations from Golden, Colorado to Frederick, Colorado, which was partially offset by lower general and administrative expense in the Company's electronic products and mechanical products segments.

Interest income declined to $7,342 for the second quarter compared to $19,516 for the prior year second quarter. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the quarter versus the comparable quarter last year.

Interest expense decreased by $79,041 to $11,670 for the second quarter versus the comparable quarter last year. The decrease is due to the repayment of equipment term loans and line-of-credit borrowings during the first quarter of the current fiscal year.

Gain on sale of real estate was $150,435 for the quarter ended September 30, 2002 compared to $22,439 for the comparable quarter last year. The gain is attributable to the recognition of deferred gain arising from the sale of real estate on a pro-rata basis over the remaining term of the Company's lease on its Golden facility which expired in September 2002. The increase in the gain recognized during the quarter ended September 30, 2002 resulted from a reduction in term of the Company's lease for purposes of determining the amount of gain recognition.

Six months ended September 30, 2002

Continuing operations for the six months ended September 30, 2002 resulted in a loss of $1,300,704 or $0.07 per common share on total revenue of $8,845,563 compared to a loss from continuing operations of $955,460 or $0.06 per common share on total revenue of $11,731,281 for the comparable period last year. EBITDA from continuing operations for the first half was $(577,234) or $(0.03) per common share compared to $11,861 or nil per common share for the comparable quarter last year. Net loss for the six months ended September 30, 2002 was $1,485,675 or $0.08 per common share compared to a net loss of $3,276,560 or $0.19 per common share for the same period last year. EBITDA for the first half was $(762,205) or $(0.04) per common share compared to EBITDA of $(1,763,863) or $(0.10) per common share for the comparable period last year

Revenue from contract services for the six months ended September 30, 2002 rose $70,767 or 5.4 percent to $1,388,042 compared to $1,317,275 for the comparable period last year. The increase in contract services revenue is attributable to improved demand for product development services.

Product sales for the first half declined 28.4 percent to $7,457,521 compared to $10,414,006 for the comparable period last year. Mechanical products segment revenue for the six-month period increased $230,456 or 11.3 percent to $2,279,831 compared to $2,049,375 for the comparable period last year due to increased shipments of wheelchair motors. Electronic products segment revenue for the first half declined by $2,807,327 or 35.6 percent to $5,080,532 from $7,887,859 for the same period last year due to a permanent reduction in the level of production for Tyco International to approximately one-third of the pre-reduction volumes during the second quarter and reduced order flow from substantially all customers due to weak economic conditions. The potentially adverse effect of the reduction in revenue from Tyco International on the Company's results of operations was partially mitigated by negotiated price increases on the remaining business with this customer. Technology product sales declined to $97,158 for the six months ended September 30, 2002 compared to $476,772 for the same period last year. The decrease is attributable to higher than normal deliveries of propulsion systems to a defense contractor during the first half last year.

Consolidated gross profit margins for the first half decreased to 5.7 percent compared to 11.7 percent for the comparable period last year. Gross profit margin on contract services decreased to 12.7 percent from 27.0 percent for the six months ended September 30, 2002 and 2001, respectively. The decline in gross profit margin on contract services is attributable to changes in estimated completion costs on development programs, which were recognized during the period and reduced overhead absorption associated with the relocation of engineering operations during the second quarter. Gross profit margins on product sales during the first half declined to 4.4 percent compared to gross profit margins of 9.7 percent for the comparable period last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption due to declining revenue levels at the Company's electronic products segment.

General and administrative expense for the six months ended September 30, 2002 decreased to $1,992,719 compared to $2,016,363 for the comparable period last year. The decrease is primarily attributable to lower general and administrative expense in the Company's electronic products and mechanical products segments.

Interest income declined to $15,492 for the first half compared to $44,297 for the comparable prior year period. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the six-month period versus the comparable period last year.

Interest expense decreased by $166,625 to $30,903 for the first half versus the comparable six-month period last year. The decrease is due to the repayment of equipment term loans and line-of-credit borrowings during the first quarter of the current fiscal year.

Gain on sale of real estate was $311,505 for the six months ended September 30, 2002 compared to $51,375 for the comparable period last year. The gain is attributable to the recognition of deferred gain arising from the sale of real estate on a pro-rata basis over the remaining term of the Company's lease on its Golden facility which expired in September 2002. The increase in the gain recognized during the six months ended September 30, 2002 resulted from a reduction in term of the Company's lease for purposes of determining the amount of gain recognition.

Results of Discontinued Operations

Loss from operations of discontinued gear division for the quarter and six months ended September 30, 2002 was zero or nil per common share and $184,971 or $0.01 per common share, respectively, compared to a loss for the comparable quarter and six months last year of $2,003,049 or $0.11 per common share and $2,321,100 or $0.13 per common share, respectively. During the first quarter of this fiscal year the Company completed the divestiture of its discontinued gearing operations.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the six months ended September 30, 2002 were adequate to meet operating needs, although liquidity was adversely impacted by a general tightening of bank credit discussed further below. At September 30, 2002, the Company had working capital, the excess of current assets over current liabilities, of $4,990,887 compared to $3,184,735 at March 31, 2002. Working capital increased by $1,806,152, primarily due to the proceeds from the Company's secondary offering generating cash, net of offering costs, of $4,431,254. Proceeds from the stock offering were partially applied to the repayment of term debt and revolving line-of-credit borrowings.

Net cash provided by operating activities of continuing operations was $615,047 for the six months ended September 30, 2002 versus net cash provided by operating activities of $1,643,097 for the comparable period last year. The decline in cash provided by operating activities is primarily attributable to the increased losses from continuing operations and reduced working capital generated from accounts receivables and billings in excess of costs and estimated earnings on uncompleted contracts during the period versus the comparable period last year.

Cash used by investing activities of continuing operations for the six months ended September 30, 2002 was $1,229,728 compared to $445,380 for the comparable period last year. The increase is primarily attributable to expenditures arising from the expansion of the Company's Frederick, Colorado facility, partially offset by lower levels of capital expenditures for machinery and equipment during the period versus the comparable period last year.

Cash flows provided by financing activities of continuing operations was $1,035,937 for the six months ended September 30, 2002 versus cash flow used by financing activities of $445,891 for the comparable period last year. The increase is primarily attributable to completion of a secondary offering during the first quarter of the fiscal year that resulted in net cash proceeds of $4,431,254, offset by repayments of debt and revolving line-of-credit of $3,403,957.

During the six months ended September 30, 2002, the Company's liquidity was adversely impacted by a general tightening of credit in the banking industry, which was partially offset by a secondary offering of common stock. As a result of these events the Company has experienced a substantial decline in its liquidity during the six month period reflected by the application of approximately $3.2 million of cash to the repayment of these debt obligations and the elimination of then available additional borrowing availability of approximately $1.2 million. At September 30, 2002, cash and cash equivalents were $2.1 million. The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. In addition, at September 30, 2002 the Company had substantially completed an approximately $1 million expansion of its Frederick, Colorado facility and relocated its corporate headquarters and product engineering personnel from Golden, Colorado. At September 30, 2002, the Company had funded from its cash resources approximately $.4 million of the facility expansion costs. The Company has received a commitment from a commercial bank to provide long-term financing of approximately $1.25 million, of which approximately $.5 million will be used to payoff the existing mortgage loan on the facility and the remaining $.75 million will be available to fund the facility expansion. The financing commitment is subject to due diligence by the lender and certain other conditions. Although the Company believes that financing for the facility expansion will be completed in accordance with the lending commitment, we cannot assure you that such funding will be completed. If we are not successful in completing the financing for this project, our liquidity and cash reserves will be adversely impacted. In addition, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce their orders for goods and services, the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

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

Critical Accounting Policies

Accounts Receivable

The Company's trade accounts receivable are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management's best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At September 30, 2002 the Company has recorded reserves for uncollectible trade accounts receivable of $33,054 based on its current assessment of potentially uncollectible accounts. It is possible, that future events or changes in circumstances could cause the realizable value of the Company's trade accounts receivable to decline materially, resulting in additional material losses.

Inventories

The Company maintains raw material inventories of electronic components, motor parts and other materials to meet its expected manufacturing needs for proprietary products and for products manufactured to the design specifications of its customers. Some of these components may become obsolete, unusable due to design changes, or become unusable in the manufacturing activities of the Company due to customers inability to honor their obligation to purchase from the Company. Accordingly, the Company periodically assesses its raw material inventory for potential impairment of value based on then available information, expectations and estimates and establishes impairment reserves for estimated declines in the realizable value of its inventories. The actual realizable value of the Company's inventories may differ materially from these estimates based on future occurrences and any resulting change in the Company's estimates. At September 30, 2002, the Company has recorded inventory reserves of $550,994 based on its current assessment of potentially obsolete inventory. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company's inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project at the end of each reporting period. Many of these contracts involve the application of the Company's technology to customers' products and other applications to demanding specifications. Accordingly, management's best estimates could be adversely impacted by unexpected technical difficulties requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that could cause unforeseen delays and additional costs. Accordingly, it is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2002 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses.

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

In July 2002, the Financial Accounting Standards Board also issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of FASB Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include (a) certain termination benefits (so-called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, however earlier application is encouraged. Management has not yet assessed the impact of this statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Substantially all of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. The long-term debt obligation has fixed interest rates. Interest rates on these instruments approximate current market rates as of September 30, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In response to recent legislation and resulting regulatory rulemaking, the Company established a disclosure control policy which is designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and communicated to the Chief Executive Officer and Chief Financial Officer, as required, to allow for the filing of required reports within the time periods specified by the Securities and Exchange Commission. Pursuant to this policy, the Company has established a Disclosure Control Committee to review potentially reportable items or events and make recommendations to the Chief Executive Officer and Chief Financial Officer as to the appropriate disposition.

The Company's Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of this report, evaluated the Company's disclosure controls and procedures and believe them to be operating effectively in alerting them on a timely basis to reportable items or events required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Control

Internal control is a process, effected by the Company's board of directors, management and other personnel, designed to provide management with reasonable, but not absolute, assurance regarding the achievement of objectives in the following categories: 1) reliability of financial reporting; 2) effectiveness and efficiency of operations; and 3) compliance with applicable laws and regulations. A system of internal controls will generally have the objective of ensuring that; 1) transactions are executed in accordance with management's general or specific authorization; 2) transactions are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles and other regulatory requirements applicable to such statements and maintain accountability for assets; 3) access to assets is permitted only in accordance with management's authorization; and 4) recorded assets are compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. In addition, the preparation of financial statements requires the use of estimates and judgments which are subjective and relate largely to future conditions and events. Accordingly, internal controls relating to estimates and judgments are limited to procedures designed to provide reasonable assurance that individuals at appropriate levels in the organization review and consider sufficient, reliable information in making estimates and judgments.

The Company's Chief Executive Officer and Chief Financial Officer supervised an evaluation of the design and operation of the Company's system of internal controls within the 30 days preceding the date of filing of this report. No significant deficiencies were noted which could affect our ability to record, process, summarize and report financial data. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company has filed a lawsuit against a former customer of its electronics segment seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $360,000 plus attorneys' fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes that it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. It is not possible to predict or determine the outcome of this legal action, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company's financial position, results of operations and liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of UQM Technologies, Inc. was held on August 21,2002. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1:          Election of Directors

	For	Withhold Authority
William G. Rankin	15,830,882	747,649
J. B. Richey	15,831,015	747,516
Ernest H. Drew	15,828,725	749,866
Stephen J. Roy	15,828,665	749,866
Jerome Granrud	15,825,480	753,051

Proposal 2:      Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company.

For	Against	Abstain	Not Voted
16,351,494	129,025	53,175	17,740

Proposal 3:      Proposal to ratify the adoption of the 2002 Equity Incentive Plan.

For	Against	Abstain	Not Voted
4,659,624	1,886,613	116,207	9,916,087

Outstanding votable shares: 18,842,888

Total voted shares represented in person and by proxy: 16,578,531

Percentage of the outstanding votable share: 87.98%

Item 5. Other Information

The following risk factors are applicable to our business:

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss	$ 887,784	$ 2,788,755	$ 1,485,675	$ 3,276,560

	Fiscal Year Ended March 31,
	2002	2001	2000
Net loss	$ 8,592,655	$ 3,140,122	$ 6,471,807

We have had accumulated deficits as follows:

September 30, 2002   $ 45,243,053

March 31, 2002       $ 43,757,378

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

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

Most of our net sales come from three customers, one of which has significantly reduced its orders. Reductions in purchases by either of the remaining two significant customers could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue has historically been concentrated among three large customers, Tyco International, Flight Safety International and Invacare Corporation. Revenue from Tyco International for the six months ended September 30, 2002 declined substantially to $2,191,458 from the comparable prior year period amount of $2,807,415. A significant reduction in orders from either of the two remaining significant customers could cause us to experience a material adverse change in our financial condition, results of operations and liquidity.

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

We had a net loss of $1,485,675 during the six month period ended September 30, 2002. Cash balances stood at $2,110,010 at September 30, 2002.  If our losses continue at this level, they could consume some or all of our current cash balances. During several fiscal years prior to fiscal year 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

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

 UQM Technologies, Inc.

 Registrant

Date: October 29, 2002         By: "Donald A. French"

 Donald A. French

 Treasurer

 (Principal Financial and

 Accounting Officer)

Certification

I, William G. Rankin, certify that:

  I have reviewed this quarterly report on Form 10-Q of UQM Technologies, Inc.

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal control; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ William G. Rankin

Chairman, President and

Chief Executive Officer

Certification

I, Donald A. French, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UQM Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal control; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ Donald A. French

Treasurer, Secretary and

Chief Financial Officer