Form 10-Q
period 2002-12-31
UQM TECHNOLOGIES INC
filed 2003-02-04
CIK 315449

Table of Contents

                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                               WASHINGTON, D.C. 20549

            [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                             For the quarterly period ended December 31, 2002

            [  ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                                 For the transition period from _____ to _____

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

(State or other jurisdiction of incorporation of organization)         (I.R.S. Employer Identification Number)

7501 Miller Drive, Frederick, Colorado                                                                  80530

(Address of principal executive offices)                                                              (Zip Code)

                                                                          (303) 278-2002

                                            (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X  .    No      .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 30, 2003 was 18,844,515.

                                                                        Table of Contents

Part I-Financial Information

          Item 1.     Financial Statements

                          Consolidated balance sheets as of December 31, 2002 and March 31, 2002

                          Consolidated statements of operations for the quarter and nine months ended December 31,

                          2002 and 2001

                          Consolidated statements of cash flows for the nine months ended December 31, 2002 and

                          2001

                          Notes to consolidated financial statements

          Item 2.     Management’s discussion and analysis of financial condition and results of operations

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

          Certification of William G. Rankin, Chief Executive Officer

          Certification of Donald A. French, Chief Financial Officer

          Exhibit 99.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the

          Sarbanes-Oxley Act of 2002

                                                      PART I- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                           UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                               Consolidated Balance Sheets

Assets

Current assets:

     Cash and cash equivalents

     Accounts receivable (note 7)

     Costs and estimated earnings in excess of billings on

          uncompleted contracts (note 2)

     Inventories (notes 3 and 7)

     Prepaid expenses

     Equipment of discontinued operations held for sale, net

          (note 8)

     Other

                  Total current assets

Property and equipment, at cost:

     Land

     Building

     Machinery and equipment

     Less accumulated depreciation

                  Net property and equipment

Patent and trademark costs, net of accumulated amortization

    of $257,524 and $219,084

Other assets

December 31, 2002 (Unaudited) $ 2,157,330 2,087,501 262,570 2,944,497 190,453 - - 7,642,351 181,580 2,296,957 7,000,198 9,478,735 (4,693,342) 4,785,393 779,384 24,205 $ 13,231,333 ========	March 31, 2002 1,411,509 2,662,554 442,213 4,636,312 220,528 1,253,432 130,934 10,757,482 181,580 1,247,265 8,622,471 10,051,316 (5,482,194) 4,569,122 757,059 45,872 16,129,535 ======== (Continued)

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                      Consolidated Balance Sheets, Continued

Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable

     Other current liabilities (note 4)

     Current portion of deferred gain on sale of real estate

     Current portion of long-term debt

     Term debt and accrued future losses of discontinued

         operations (note 8)

     Revolving line-of-credit (note 5)

     Billings in excess of costs and estimated earnings on

               uncompleted contracts (note 2)

                      Total current liabilities

     Long-term debt, less current portion

                      Total liabilities

Stockholders’ equity (notes 6 and 12):

     Common stock, $.01 par value, 50,000,000 shares

          authorized; 18,844,467 and 17,679,848 shares issued

          and outstanding

     Additional paid-in capital

     Accumulated deficit

     Accumulated other comprehensive loss

     Note receivable from officer

                      Total stockholders’ equity

Commitments (note 11)

December 31, 2002 (Unaudited) $ 1,511,229 831,812 - 114,664 - - 523,540 2,981,245 1,102,422 4,083,667 188,444 55,885,349 (46,516,388) (384,300) (25,439) 9,147,666 $ 13,231,333 ========	March 31, 2002 2,693,312 568,554 322,139 562,043 789,960 2,254,000 382,739 7,572,747 1,108,023 8,680,770 176,798 51,444,359 (43,757,378) (384,300) (30,714) 7,448,765 16,129,535 ========

See accompanying notes to consolidated financial statements.

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                       Consolidated Statements of Operations

                                                                             (unaudited)

Quarter Ended December 31, Nine Months Ended December 31,
2002	2001	2002	2001
Revenue (note 7):

      Contract services

      Product sales

Operating costs and expenses:

      Costs of contract services

      Costs of product sales

      Research and development

      General and administrative

      Amortization of goodwill

      Write-down of assets

               Loss from continuing

                   operations before

                   other income (expense)

Other income (expense):

      Interest income

      Interest expense

      Gain on sale of assets

               Loss from continuing

                    operations

Discontinued operations (note 8):

     Loss from operations of discontinued

          gear division

     Loss on disposal of gear division

          including operating losses during

          phase-out period

               Net loss

               Net loss per common share-

                    basic and diluted (note 9):

                         Continuing operations

                         Discontinued operations

Weighted average number of shares of

      common stock outstanding-basic and

      diluted (note 9)

$ 837,769 2,864,068 3,701,837 719,831 3,232,954 - 919,045 - 100,113 4,971,943 (1,270,106) 6,099 (15,463) 6,135 (3,229) (1,273,335) - - - ======= $ (1,273,335) $ (.07) - $ (.07) === 18,844,144 ========	888,736 4,277,233 5,165,969 640,951 4,161,723 16,450 938,807 67,587 - 5,825,518 (659,549) 14,003 (95,273) 161,069 79,799 (579,750) - - - ======= (579,750) (.03) - (.03) === 17,536,527 ========

     2,225,811

   10,321,589

   12,547,400

     1,931,419

   10,359,600

        111,408

     2,911,764

           -

        100,113

   15,414,304

    (2,866,904)

          21,591

         (46,366)

        317,640

        292,865

    (2,574,039)

            -

       (184,971)

       (184,971)
        ======

  (2,759,010)

         (.14)

         (.01)

         (.15)
        ===

   18,771,157
   ========

  2,206,011

14,691,239

16,897,250

  1,602,249

13,563,029

       87,194

  2,955,170

     202,761

         -

18,410,403

 (1,513,153)

       58,300

    (292,801)

     212,444

      (22,057)

 (1,535,210)

    (644,650)

 (1,676,450)

 (2,321,100)
  =======

 (3,856,310)

       (.09)

       (.13)

       (.22)
        ===

17,508,078
========

See accompanying notes to consolidated financial statements.

                                           UQM TECHNOLOGIES, INC AND SUBSIDIARIES

                                                      Consolidated Statements of Cash Flows

                                                                             (unaudited)

Nine Months Ended December 31, 2002 2001
Cash flows from operating activities of continuing operations:

      Loss from continuing operations

      Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing
             operations:

                Depreciation and amortization

                Gain on sale of real estate

                Write-down of assets

                Non-cash compensation expense for stock options

                Loss on disposal of property and equipment

                Change in operating assets and liabilities:

                       Accounts receivable and costs and estimated
                         earnings in excess of billings on uncompleted
                          contracts

                       Inventories

                       Prepaid expenses and other current assets

                       Accounts payable and other current liabilities

                       Billings in excess of costs and estimated earnings
                           on uncompleted contracts

                                 Net cash provided by operating activities of                                       continuing operations

Cash flows from investing activities of continuing operations:

      Acquisition of property and equipment

      Expansion of building

      Increase in patent and trademark costs

                                 Net cash used by investing activities of

                                      continuing operations

$ (2,574,039) 1,038,116 (322,139) 100,113 8,320 18,111 527,428 1,691,815 182,676 (690,301) 140,801 120,901 (284,479) (1,049,692) (60,765) $ (1,394,936) =======	(1,535,210) 1,175,255 (268,927) - 9,558 6,493 1,502,364 1,424,838 (42,014) (55,010) 41,034 2,258,381 (496,468) - (50,078) (546,546) ====== (Continued)

                                           UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             Consolidated Statements of Cash Flows, Continued

                                                                             (unaudited)

Nine Months Ended December 31, 2002 2001
Cash flows from financing activities of continuing operations:

          Repayments on revolving line-of-credit, net

          Repayment of debt

          Proceeds from borrowing

          Issuance of common stock in secondary offering, net of

             offering costs

          Issuance of common stock upon exercise of employee

             options, net of note repayments

          Issuance of common stock under employee stock purchase

             plan

          Issuance of common stock upon exercise of warrants

                                Net cash provided (used) by financing

                                    activities of continuing operations

Increase in cash and cash equivalents from continuing

   operations

Net cash provided (used) by discontinued operations

Increase (decrease) in cash and cash equivalents

Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period

Interest paid in cash during the period

$ (2,254,000) (1,677,980) 1,225,000 4,435,212 5,275 9,104 - 1,742,611 468,576 277,245 745,821 1,411,509 $ 2,157,330 ======= $ 71,566 =======	(1,217,000) (715,712) - - 487,626 15,874 105,007 (1,324,205) 387,630 (531,868) (144,238) 2,399,006 2,254,768 ======= 303,355 =======

Non-Cash Investing and Financing Transactions:

In accordance with the provisions of the Company’s stock option plans, the Company accepts as payment of the exercise price, mature shares of the Company’s common stock held by the option holder for a period of six months prior to the date of the option exercise. For the nine months ended December 31, 2001, the Company issued 64,360 shares of common stock for options exercised with an aggregate exercise price of $234,875, for which the Company received 36,302 shares of common stock in payment of the exercise price. The shares received were recorded at cost as treasury stock and were subsequently retired.

See accompanying notes to consolidated financial statements.

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                   Notes to Consolidated Financial Statements

                                                                             (unaudited)

(1)         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the Company’s Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2002.

(2)         At December 31, 2002, the estimated period to complete contracts in process ranged from 1 to 10 months, and the Company expects to collect substantially all related accounts receivable arising therefrom within eleven months. Contracts in process consists of the following:

December 31, 2002 (unaudited)	March 31, 2002
Costs incurred on uncompleted contracts

Estimated earnings

Less billings to date

Included in the accompanying balance sheets as

    follows:

        Costs and estimated earnings in excess of

                       billings on uncompleted contracts

        Billings in excess of costs and estimated

             earnings on uncompleted contracts

$ 1,632,030 541,862 2,173,892 (2,434,862) $ (260,970) ======= 262,570 (523,540) $ (260,970) =======	2,486,598 1,025,313 3,511,911 (3,452,437) 59,474 ======= 442,213 (382,739) 59,474 =======

(3)         Inventories consist of:

	December 31, 2002 (unaudited)	March 31, 2002
Raw materials Work in process Finished products	$ 2,284,010 250,980 409,507 $ 2,944,497 =======	3,494,195 878,699 263,418 4,636,312 =======

The Company’s raw material inventory is subject to obsolescence, the possibility that certain components may become unusable due to design changes by customers, or unusable due to customers’ inability to honor their obligations to purchase from the Company. The Company periodically assesses its inventory for recovery of its carrying value based on available information, expectations and estimates and establishes reserves for estimated declines in the realizable value of its inventories. At December 31, 2002, the Company has recorded a reserve of $1,110,494 which is reflected in the above table ($576,998 at March 31, 2002). There can be no assurance that future events and information will not cause this reserve to be adjusted.

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

(4)        Other current liabilities consists of:

December 31, 2002 (unaudited)	March 31, 2002

Accrued legal and accounting fees

Accrued payroll and employee benefits

Accrued personal property and real estate taxes

Accrued warranty costs

Accrued raw material purchases

Accrued losses on engineering contracts

Other

$ 63,600 163,206 158,948 63,991 117,050 130,366 134,651 $ 831,812 ======	134,200 210,504 106,109 35,169 - - 82,572 568,554 ======

(5)         Revolving line-of-credit

The Company had a $4.0 million line-of-credit of which $2.25 million was outstanding at March 31, 2002 and term equipment loans at March 31, 2002 of $1.12 million. The amounts outstanding were repaid and the facilities expired on May 15, 2002. The Company also had a $0.4 million line-of-credit with a second commercial bank that expired on July 31, 2002.

(6)         Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

The Company has reserved 1,492,500 shares of common stock for key employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the plan, the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of an option is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee in a calendar year under the 2002 Plan is 500,000 options. Options granted under the 2002 Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan the Company issued stock options under its 1992 Incentive and Non-qualified Option Plan.

The following table summarizes activity under the plans for the nine months ended December 31, 2002:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at March 31, 2002 Granted Forfeited Outstanding at December 31, 2002 Exercisable at December 31, 2002	2,766,196 7,500 (286,396) 2,487,300 ======== 1,783,575 =======	$5.87 $3.59 $5.66 $5.89 $6.01

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

The following table presents summarized information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$3.31 - 3.31 $3.59 - 5.00 $6.25 - 8.75 $3.31 - 8.75	303,198 935,508 1,248,594 2,487,300 =======	4.1 years 6.3 years 5.1 years 5.4 years	$3.31 $4.28 $7.72 $5.89	303,198 525,652 954,725 1,783,575 =======	$3.31 $4.39 $7.77 $6.01

Non-Employee Director Stock Option Plan

In February 1994, the Company’s Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options under the Plan. The options are exercisable from 3 to 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant.

The following table presents summarized activity under the plan for the nine months ended December 31, 2002:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at March 31, 2002 Granted Forfeited Outstanding at December 31, 2002 Exercisable at December 31, 2002	54,136 16,484 (9,275) 61,345 59,417 =====	$5.94 $2.55 $4.25 $5.29 $5.20

The following table presents summarized information about stock options outstanding for non-employee directors:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$2.55 – 5.06 $5.85 – 8.00 $2.55 – 8.00	32,484 28,861 61,345 =====	4.1 years 3.3 years 3.7 years	$3.79 $6.98 $5.29	32,484 26,933 59,417 =====	$3.79 $6.91 $5.20

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS 123 permits an entity to choose to recognize compensation expense by adopting the fair value method of accounting or continue to measure compensation costs using the intrinsic value methods prescribed by APB 25. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Stock options granted to non-employees under the Company’s Stock Option Plans are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

Quarter Ended December 31, Nine Months Ended December 31,
2002	2001	2002	2001
Net loss, as reported

Deduct: Total stock-based

     employee compensation

     expense determined under fair

     value method for all awards,

     net of related tax effects:

         Current period option grants

         Prior period option grants

             Pro forma net loss

Earnings per share:

    Basic-as reported

    Basic-pro forma

    Diluted-as reported

    Diluted-pro forma

$ (1,273,335) - (293,035) $ (1,566,370) ======= $(.07) $(.08) === $(.07) $(.08) ===	(579,750) (1,463) (323,527) (904,740) ====== (.03) (.05) === (.03) (.05) ===	(2,759,010) (9,950) (885,239) (3,654,199) ======= (.15) (.19) === (.15) (.19) ===	(3,856,310) (3,963) (1,021,383) (4,881,656) ======= (.22) (.28) === (.21) (.27) ===

The fair value of stock options granted was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

Quarter Ended December 31, Nine Months Ended December 31,
	2002	2001	2002	2001
Expected volatility Expected dividend yield Risk free interest rate Expected life of options granted Fair value of options granted as computed under the Black Scholes option-pricing model	- - - - -	48.4% 0.0% 4.5% 6 years $2.34 per share	48.7% 0.0% 3.1% 4 years $1.24 per share	48.1% 0.0% 4.3% 4 years $2.23 per share

No options were granted during the quarter ended December 31, 2002.

                                           UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                            Notes to Consolidated Financial Statements, Continued

                                                                                   (unaudited)

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company  to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense
2003 2004 2005 2006	$ 215,657 $ 675,185 $ 222,172 $ 1,225

Warrants

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company’s common stock. The warrants have an exercise price of $5.73 per share. All of the warrants were outstanding at December 31, 2002.

The Company completed a private placement in fiscal 1998 of 750,000 units consisting of one common share and one warrant with an exercise price of $8.00 per share. During fiscal 2002, warrants to purchase 188,250 shares of common stock were extended for a period of two years at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. The extended warrants expire in October, 2003. All of the extended warrants were outstanding at December 31, 2002.

(7)                        Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Tyco International Invacare Corporation Percentage of total revenue	$ 800,025 1,123,863 $ 1,923,888 ======= 52% ==	1,215,880 1,051,340 2,267,220 ======= 44% ==	2,991,040 3,390,283 6,381,323 ======= 51% ==	4,023,295 3,100,715 7,124,010 ======= 42% ==

These customers also represented 54% and 23% of total accounts receivable at December 31, 2002 and 2001, respectively. Tyco International is a customer of the Company’s electronic products segment and Invacare Corporation is a customer of the mechanical products segment. The Company’s electronic products segment manufactures products to customers’ design specifications as a contract manufacturer. As such, the Company purchases inventory on behalf of customers based on the understanding that the customer is financially obligated in the event their production order with the Company is cancelled or otherwise not fulfilled. The amount of raw materials inventory held for Tyco International amounted to approximately $0.4 million as of December 31, 2002. Inventories consisting of raw materials and finished goods for Invacare Corporation were approximately $0.3 million as of December 31, 2002.

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $236,351 and $266,037 for the quarter ended December 31, 2002 and 2001, respectively, and $779,146 and $706,464 for the nine months ended December 31, 2002 and 2001, respectively.

(8)                       Discontinued Operations

In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which was part of its mechanical products segment.

The operating results of this division for the quarter ended December 31, 2002 and 2001 have been reported separately as discontinued operations together with losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overhead which have been allocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

Net sales and net loss from the discontinued gear division are shown in the following table. Losses for the quarter ended December 31, 2001 were applied as a reduction of the liability for accrued future losses of discontinued operations.

	Quarter Ended December 31, 2002 2001		Nine Months Ended December 31, 2002 2001
Net sales Net loss	$ - $ -	424,824 (83,282)	127,239 (184,971)	1,123,223 (2,321,100)

Assets and liabilities of the discontinued gear division were as follows:

December 31, 2002 (unaudited)	March 31, 2002

Accounts receivable, inventories and other assets

Property and equipment, net

Total assets

Accounts payable and other liabilities

Accrued future losses of discontinued operations

Term debt

Total liabilities

Net assets of discontinued gear division

$ - - - - - - - $ - ========	227,268 1,253,432 1,480,700 228,525 338,288 451,672 1,018,485 462,215 =======

                                              UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                              Notes to Consolidated Financial Statements, Continued

                                                                                 (unaudited)

(9)                    Earnings per Share

Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarter and nine months ended December 31, 2002 and 2001. Outstanding  common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of  December 31, 2002, the Company had outstanding options to purchase 2,548,645 shares of its common stock and warrants to purchase 420,269 shares of its common stock.   Dilutive options and warrants determined under the treasury stock method to acquire 1,212 shares and 1,679 shares of common stock for the quarter and nine months ended   December 31, 2002, respectively, were not included in the computation of diluted loss per share because to do so would be antidilutive.

(10)                    Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company’s technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors.

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

Intersegment sales or transfers were $30,405 and $38,488 for the quarter ended December 31, 2002 and 2001, respectively, and $89,838 and $103,422 for the nine months ended December 31, 2002 and 2001, respectively, and were eliminated upon consolidation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

                                      UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended December 31, 2002:

Technology	Mechanical Products	Electronic Products	Total
    Revenue

    Interest income

    Interest expense

    Depreciation and amortization

    Earnings (loss) from continuing

        operations

    Net earnings (loss)

    Assets of continuing operations

    Assets of discontinued operations

    Total segment assets

    Expenditures for segment assets

$ 1,117,812 5,910 - (73,165) (85,243) (85,243) 4,581,759 - 4,581,759 $ (83,250)	1,110,452 189 (15,463) (54,634) 55,547 55,547 3,610,763 - 3,610,763 (81,608)	1,473,573 - - (217,750) (1,243,639) (1,243,639) 5,038,811 - 5,038,811 -	3,701,837 6,099 (15,463) (345,549) (1,273,335) (1,273,335) 13,231,333 - 13,231,333 (164,858)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended December 31, 2001:

Technology	Mechanical Products	Electronic Products	Total
    Revenue

    Interest income

    Interest expense

    Depreciation and amortization

    Goodwill amortization

     Earnings (loss) from continuing

  operations

    Net earnings (loss)

    Assets of continuing operations

    Assets of discontinued operations

    Total segment assets

    Expenditures for segment assets

$ 904,687 11,996 - (79,228) - 136,137 136,137 5,240,183 - 5,240,183 $ (39,399)	1,051,340 2,007 (15,287) (42,747) - (51,192) (51,192) 2,585,434 2,007,370 4,592,804 (2,226)	3,209,942 - (79,986) (215,900) (67,587) (664,695) (664,695) 12,553,451 - 12,553,451 (59,541)	5,165,969 14,003 (95,273) (337,875) (67,587) (579,750) (579,750) 20,379,068 2,007,370 22,386,438 (101,166)

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the nine months ended December 31, 2002:

Technology	Mechanical Products	Electronic Products	Total
    Revenue

    Interest income

    Interest expense

    Depreciation and amortization

    Earnings (loss) from continuing

        operations

    Net earnings (loss)

    Assets of continuing operations

    Assets of discontinued operations

    Total segment assets

    Expenditures for segment assets

$ 2,603,012 21,005 - (237,236) (312,813) (312,813) 4,581,759 - 4,581,759 $ (305,993)	3,390,283 586 (39,078) (148,874) 79,527 (105,444) 3,610,763 - 3,610,763 (1,088,943)	6,554,105 - (7,288) (652,006) (2,340,753) (2,340,753) 5,038,811 - 5,038,811 -	12,547,400 21,591 (46,366) (1,038,116) (2,574,039) (2,759,010) 13,231,333 - 13,231,333 (1,394,936)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the nine months ended December 31, 2001:

Technology	Mechanical Products	Electronic Products	Total
    Revenue

    Interest income

    Interest expense

    Depreciation and amortization

    Goodwill amortization

     Earnings (loss) from continuing

  operations

    Net earnings (loss)

    Assets of continuing operations

    Assets of discontinued operations

    Total segment assets

    Expenditures for segment assets

$ 2,698,734 56,050 - (240,199) - (307,077) (307,077) 5,240,183 - 5,240,183 $ (216,420)	3,100,715 2,250 (22,631) (99,562) - 38,050 (2,283,050) 2,585,434 2,007,370 4,592,804 (14,454)	11,097,801 - (270,170) (632,733) (202,761) (1,266,183) (1,266,183) 12,553,451 - 12,553,451 (315,672)	16,897,250 58,300 (292,801) (972,494) (202,761) (1,535,210) (3,856,310) 20,379,068 2,007,370 22,386,438 (546,546)

(11)                     Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with two of its officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $2,160,000.

Lease Commitments

The Company has entered into operating lease agreements for office space and equipment, which expire at various times through 2007. As of December 31, 2002, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

                                          UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements, Continued

                                                                             (unaudited)

Year Ending in March 31
2003 2004 2005 2006 2007	$ 71,685 275,834 272,086 262,947 252,140 $ 1,134,692 =======

Rental expense under these leases totaled approximately $71,685 and $138,222 for the quarter ended December 31, 2002 and 2001, respectively, and $338,349 and $418,279 for the nine months ended December 31, 2002 and 2001, respectively.

(12)        Comprehensive Income

The Company's comprehensive loss for the quarter ended December 31, 2002 and 2001 was equal to its net loss.

Accumulated comprehensive loss as of December 31, 2002 and March 31, 2002 consists entirely of foreign currency translation adjustments relating to Taiwan UQM Electric Co., Ltd. When the Company disposes of its ownership interests in Taiwan UQM the Company will charge the amount in accumulated comprehensive loss to operations as part of a realized gain or loss.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

Cash and cash equivalents at December 31, 2002 was $2,157,330 and working capital (the excess of current assets over current liabilities) was $4,661,106 compared with $1,411,509 and $3,184,735, respectively, at March 31, 2002. The increase in cash and cash equivalents and working capital is primarily attributable to proceeds from the sale of common stock during the first quarter, net of subsequent repayments of debt.

Accounts receivable declined $575,053 to $2,087,501 at December 31, 2002 from $2,662,554 at March 31, 2002. The decrease is primarily attributable to lower revenue levels.

Costs and estimated earnings on uncompleted contracts decreased $179,643 to $262,570 at December 31, 2002 from the fiscal 2002 year-end level of $442,213. The decrease was due to receipt of the final payment upon completion of a large development project near the end of the second quarter. Estimated earnings on contracts in process declined to $541,862 or 24.9 percent of contracts in process of $2,173,892 compared to estimated earnings on contracts in process of $1,025,313 or 29.2 percent of contracts in process of $3,511,911 at March 31, 2002. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects which have been recognized at December 31, 2002.

Inventories declined $1,691,815 to $2,944,497 principally due to a decline in raw material and work-in-process inventories, which declined $1,210,185 and $627,719, respectively. The decline in raw materials inventories is attributable to reduced stocking levels, improved inventory turns and higher levels of inventory reserves for slow moving and obsolete inventory which accounted for $533,496 of the decline. The decline in work-in-process inventories is attributable to lower production volumes in the electronic products segment.

Equipment of discontinued operations held for sale, net declined to zero at December 31, 2002 compared to $1,253,432 at March 31, 2002 reflecting completion of the divestiture of the assets of the discontinued gear business.

Other current assets declined $130,934 at December 31, 2002 primarily due to the recognition of deferred offering costs upon completion of a secondary stock offering during the first quarter.

The Company invested $284,479 for the acquisition of property and equipment during the first nine months of the fiscal year compared to $496,468 for the comparable period last year. The decrease in capital expenditures is primarily attributable to higher level of expenditures for manufacturing equipment at the Company’s electronic products segment during the prior year's first nine months. In addition, the Company invested $1,049,692 during the first nine months for the expansion of its facility in Frederick, Colorado to accommodate the relocation of the Company’s corporate headquarters and engineering staff from Golden, Colorado.

Accounts payable declined to $1,511,229 at December 31, 2002 from $2,693,312 at March 31, 2002, primarily due to a decline in raw material inventory purchases during the nine month period.

Other current liabilities increased $263,258 to $831,812 at December 31, 2002 from $568,554 at March 31, 2002. The increase is primarily attributable to the accrual of committed raw material inventory purchases not yet invoiced, increased accrued personal property and real estate taxes, higher levels of accrued warranty costs and other expenses, and accrued loss reserves on certain contracts.

In fiscal year 2001, a limited partnership in which the Company was a 50 percent owner sold its principal asset, the Company's headquarters building in Golden, Colorado, and was subsequently liquidated. As a result of this transaction, the Company recorded a deferred gain that was recognized ratably over the remaining term on the Company's facility lease that expired in September 2002. As a result the current portion of deferred gain on sale of real estate decreased to zero at December 31, 2002 from $322,139 at March 31, 2002.

In April, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to purchase 232,019 shares of common stock at an exercise price of $5.73 per share. Cash proceeds, net of offering expenses, were $4,435,212. Immediately following completion of the offering the Company applied $3,182,947 of the proceeds to the reduction of debt. In November, the Company re-financed an existing mortgage on its Frederick, Colorado facility including a portion of the expenditures related to expansion of the facility. As a result of these transactions, current portion of long-term debt decreased $447,379 to $114,664, long-term debt decreased $5,601 to $1,102,422 and revolving line-of-credit declined $2,254,000 to zero at December 31, 2002.

Term debt and accrued future losses of discontinued operations decreased $789,960 to zero at December 31, 2002 due to the repayment of the equipment term loans and the completion of the divestiture of the discontinued gear manufacturing operations.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $140,801 to $523,540 at December 31, 2002 from $382,739 at March 31, 2002 reflecting billings on engineering contracts at a rate greater than the performance of the associated work during the nine month period.

Common stock and additional paid-in capital increased to $188,444 and $55,885,349 at December 31, 2002, respectively, compared to $176,798 and $51,444,359 at March 31, 2002. The increases were primarily attributable to completion of a secondary offering of common stock during the first quarter.

Results of Operations

Quarter ended December 31, 2002

Operations for the quarter ended December 31, 2002 resulted in a net loss of $1,273,335 or $0.07 per common share on total revenue of $3,701,837 compared to a net loss of $579,750 or $0.03 per common share on total revenue of $5,165,969 for the comparable quarter last year. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the quarter was $(912,323) or $(0.05) per common share compared to $(79,015) or nil per common share for the comparable quarter last year. Operating results for the quarter ended December 31, 2002 include an impairment of $532,500 of electronic component raw material inventory at our UQM Electronics business unit which was charged to cost of product sales and an impairment charge for underutilized equipment of $100,113.

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

Revenue from contract services declined $50,967 or 5.7 percent to $837,769 for the third quarter 2003 compared to $888,736 for the comparable quarter last year. The decrease in contract services revenue is attributable to lower billing rate realization and cost overruns on certain contracts.

Product sales for the quarter declined 33.0 percent to $2,864,068 compared to $4,277,233 for the comparable quarter last year. Mechanical products segment revenue increased $59,112 or 5.6 percent to $1,110,452 compared to $1,051,340 for the comparable quarter last year due to increased shipments of wheelchair motors. Electronic products segment revenue for the quarter declined by $1,736,369 or 54.1 percent to $1,473,573 from $3,209,942 for the third quarter last year due to lower levels of production for Tyco International, a significant customer, and reduced order flow from substantially all customers due to weak economic conditions. Technology product sales increased $264,092 to $280,043 for the quarter ended December 31, 2002 compared to $15,951 for the prior year quarter due to increased shipments of propulsion systems for hybrid electric HUMVEEs.

Consolidated gross profit margins for the third quarter decreased to a negative 6.8 percent compared to 7.0 percent for the comparable quarter last year. Gross profit margin on contract services decreased to 14.1 percent from 27.9 percent for the quarter ended December 31, 2002 and 2001, respectively. The decline in gross profit margin on contract services is primarily attributable to cost overruns on a commercial contract recognized during the quarter. Gross profit margins on product sales during the third quarter declined to a negative 12.9 percent compared to gross profit margins of 2.7 percent for the comparable quarter last year. The decrease in margins on product sales is primarily attributable to an increase in the reserve for impaired raw material inventory of $532,500 during the quarter at the Company’s electronic products segment which was charged to costs of product sales.

Research and development expense was nil for the quarter ended December 31, 2002 compared to $16,450 for the comparable quarter last year primarily due to a decrease in cost share type contracts in the quarter versus the comparable quarter last year.

General and administrative expense for the quarter ended December 31, 2002 declined to $919,045 compared to $938,807 for the comparable quarter last year. The decrease is primarily attributable to lower general and administrative expense in the Company’s electronic products and mechanical products segments.

Write-down of assets of $100,113 during the quarter ended December 31, 2002 represents the impairment of assets at the Company's electronics segment due to the underutilization of manufacturing assets.

Interest income declined to $6,099 for the third quarter compared to $14,003 for the prior year third quarter. The decrease is attributable to lower interest rates on invested funds during the quarter versus the comparable quarter last year.

Interest expense decreased by $79,810 to $15,463 for the third quarter versus the comparable quarter last year. The decrease is due to the repayment of equipment term loans and line-of-credit borrowings during the first quarter of the current fiscal year.

Gain on sale of assets was $6,135 for the quarter ended December 31, 2002 compared to $161,069 for the comparable quarter last year. The gain for the third quarter of last fiscal year is attributable to the recognition of deferred gain arising from the sale of the Company’s Golden facility. The gain during the quarter ended December 31, 2002 resulted primarily from final settlement of escrow accounts associated with the sale of the Golden facility.

Nine months ended December 31, 2002

Continuing operations for the nine months ended December 31, 2002 resulted in a loss of $2,574,039 or $0.14 per common share on total revenue of $12,547,400 compared to a loss from continuing operations of $1,535,210 or $0.09 per common share on total revenue of $16,897,250 for the comparable period last year. EBITDA from continuing operations for the nine month period was $(1,489,557) or $(0.08) per common share compared to $(67,154) or nil per common share for the same period last year. Net loss for the nine months ended December 31, 2002 was $2,759,010 or $0.15 per common share compared to a net loss of $3,856,310 or $0.22 per common share for the same period last year. EBITDA for the nine month period was $(1,674,528) or $(0.09) per common share compared to EBITDA of $(1,842,877) or $(0.10) per common share for the comparable period last year. Operating results for the nine months ended December 31, 2002 and 2001, include impairment charges of $562,500 and $207,000, respectively, of electronic raw material inventory at our UQM Electronics business unit which was charged to cost of product sales and an impairment charge for underutilized equipment of $100,113 and zero, respectively, for the nine months ended December 31, 2003.

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

Revenue from contract services for the nine months ended December 31, 2002 rose $19,800 or 0.9 percent to $2,225,811 compared to $2,206,011 for the comparable period last year. The increase in contract services revenue is attributable to improved demand for product development services.

Product sales for the first nine months declined 29.7 percent to $10,321,589 compared to $14,691,239 for the comparable period last year. Mechanical products segment revenue for the nine month period increased $289,568 or 9.3 percent to $3,390,283 compared to $3,100,715 for the comparable period last year due to increased shipments of wheelchair motors. Electronic products segment revenue for the nine months declined by $4,543,696 or 40.9 percent to $6,554,105 from $11,097,801 for the same period last year due to reduced levels of production for significant customers Tyco International and reduced order flow from substantially all customers due to weak economic conditions. Technology product sales declined to $377,201 for the nine months ended December 31, 2002 compared to $492,723 for the same period last year due to lower levels of propulsion system sales.

Consolidated gross profit margins for the first nine months decreased to 2.0 percent compared to 10.3 percent for the comparable period last year. Gross profit margin on contract services decreased to 13.2 percent from 27.4 percent for the nine months ended December 31, 2002 and 2001, respectively. The decline in gross profit margin on contract services is attributable to cost overruns on various contracts and reduced overhead absorption associated with the relocation of engineering operations during the second quarter. Gross profit margins on product sales during the nine month period declined to a negative 0.4 percent compared to gross profit margins of 7.7 percent for the comparable period last year. The decrease in margins on product sales is primarily attributable to decreased overhead absorption due to declining revenue levels and increases to the reserve for impaired raw material inventory of $562,500 during the nine month period at the Company’s electronic products segment which were charged to costs of product sales.

Research and development expenditures increased $24,214 to $111,408 for the nine months ended December 31, 2002 versus the comparable period last year. The increase was due to an increase in cost share type contracts in the current fiscal year.

General and administrative expense for the nine months ended December 31, 2002 decreased to $2,911,764 compared to $2,955,170 for the comparable period last year. The decrease is primarily attributable to lower general and administrative expense at the Company’s electronic products and mechanical products segments.

Write-down of assets of $100,113 represents the impairment of assets at the Company's electronics segment due to the underutilization of manufacturing assets.

Interest income declined to $21,591 for the first nine months compared to $58,300 for the comparable prior year period. The decrease is attributable to lower interest rates on invested funds during the nine-month period versus the comparable period last year.

Interest expense decreased by $246,435 to $46,366 for the first nine months versus the comparable nine month period last year. The decrease is due to the repayment of equipment term loans and line-of-credit borrowings during the first quarter of the current fiscal year and lower interest rates on mortgage borrowings.

Gain on sale of assets was $ 317,640 for the nine months ended December 31, 2002 compared to $212,444 for the comparable period last year. The gain is attributable to the recognition of deferred gain arising from the sale of the Company's Golden, Colorado facility.

Results of Discontinued Operations

Loss from operations of discontinued gear division for the nine months ended December 31, 2002 was $184,971 or $0.01 per common share compared to a loss for the comparable period last year of $2,321,100 or $0.13 per common share, reflecting completion of the divestiture during the first quarter of this fiscal year.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the nine months ended December 31, 2002 were adequate to meet operating needs, although liquidity was adversely impacted by a general tightening of bank credit discussed below. At December 31, 2002, the Company had working capital, the excess of current assets over current liabilities, of $4,661,106 compared to $3,184,735 at March 31, 2002. Working capital increased by $1,476,371, primarily due to the proceeds from the Company's secondary offering which resulted in cash proceeds, net of offering costs, of $4,435,212. Proceeds from the stock offering were subsequently partially applied to the repayment of term debt and revolving line-of-credit borrowings.

Net cash provided by operating activities of continuing operations was $120,901 for the nine months ended December 31, 2002 versus net cash provided by operating activities of $2,258,381 for the comparable period last year. The decline in cash provided by operating activities is primarily attributable to increased losses from continuing operations and lower levels of cash generated from reductions in the level of accounts receivable and inventories during the nine month period this fiscal year versus the comparable period last year.

Cash used by investing activities of continuing operations for the nine months ended December 31, 2002 was $1,394,936 compared to $546,546 for the comparable period last year. The increase is primarily attributable to expansion of the Company’s Frederick, Colorado facility, partially offset by lower levels of capital expenditures for machinery and equipment.

Cash flows provided by financing activities of continuing operations was $1,742,611 for the nine months ended December 31, 2002 versus cash flow used by financing activities of $1,324,205 for the comparable period last year. The increase is primarily attributable to completion of a secondary offering during the first quarter of the fiscal year that resulted in net cash proceeds of $4,435,212, offset by repayments of debt and revolving line-of-credit, net of new borrowings, totaling of $2,706,980.

During the first half of the current fiscal year, the Company’s liquidity was adversely impacted by a general tightening of credit in the banking industry. As a result of these conditions and continued operating losses, the Company’s banking facilities were not renewed requiring the Company to apply approximately $3.2 million of its then available cash balances to the repayment of these debt obligations. Liquidity was additionally negatively impacted by the elimination of then available additional borrowing availability of approximately $1.2 million on the lines-of-credit which were not renewed. At December 31, 2002, cash and cash equivalents were $2.2 million and working capital was $4.7 million. The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. In addition, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce their orders for goods and services, the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. The Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for electronic assemblies, designing and introducing new products for manufacture, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its operations and future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that existing cash resources will be sufficient to fund these objectives or that financing or equity capital will be available on terms acceptable to the Company. In the event existing cash resources are not sufficient to fund operations as currently configured, or financing or equity capital to fund future growth is not available, the Company will modify its strategy to align its operations with its then available financial resources.

Critical Accounting Policies

Accounts Receivable

The Company’s trade accounts receivable are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management’s best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At December 31, 2002 the Company has recorded reserves for uncollectible trade accounts receivable of $33,054 based on its current assessment of potentially uncollectible accounts. It is possible that future events or changes in circumstances could cause the realizable value of the Company’s trade accounts receivable to decline materially, resulting in material losses.

Inventories

The Company maintains raw material inventories of electronic components, motor parts and other materials to meet its expected manufacturing needs for proprietary products and for products manufactured to the design specifications of its customers. Some of these components may become obsolete, unusable due to design changes, or become unusable in the manufacturing activities of the Company due to customers’ inability to honor their obligation to purchase from the Company. Accordingly, the Company periodically assesses its raw material inventory for potential impairment of value based on then available information, expectations and estimates and establishes impairment reserves for estimated declines in the realizable value of its inventories. The actual realizable value of the Company’s inventories may differ materially from these estimates based on future occurrences and any resulting change in the Company’s estimates. During the quarter ended December 31, 2002, the Company increased the level of its reserves for potential slow moving and obsolete inventory by $532,500 bringing the level of its recorded inventory reserves as of December 31, 2002 to $1,110,494 based on the Company’s current assessment of slow moving and obsolete inventory. In addition, the Company has inventory on-hand for five customers totaling approximately $1 million that is not currently being used in products manufactured for these customers. The Company is seeking reimbursement from each customer for the value of this inventory. In the event any of these customers fail to honor their obligations to the Company for these inventory we may incur additional material impairment losses. It is reasonably possible that future events or changes in circumstances could cause the realizable value of the Company’s inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project at the end of each reporting period. Many of these contracts involve the application of the Company’s technology to customers’ products and other applications to demanding specifications. Accordingly, management’s best estimates could be adversely impacted by unexpected technical difficulties requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers’ published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that could cause unforeseen delays and additional costs. Accordingly, it is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2002 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses.

Property and Equipment

The Company has recorded the purchase of long-lived assets such as manufacturing equipment, facilities and other such assets at their purchase cost on the date they were acquired. The Company assesses the utilization of these assets quarterly and makes judgments as to whether such assets that may be underutilized have suffered a permanent impairment in their carrying value. The Company has experienced substantial declines in revenue levels at its electronic products segment which has reduced the level of utilization of manufacturing equipment in this segment of the Company’s business. For the quarter ended December 31, 2002, the Company determined that manufacturing assets totaling $100,113 were permanently impaired. The Company, at this time, believes the underutilization of its remaining manufacturing assets is temporary and the realizable value of its manufacturing assets have not been permanently impaired. The actual realization value of the Company’s long-lived assets may differ materially from management’s current estimates based on future occurrences and the resulting change in the Company’s estimates. It is reasonably possible that future events or changes in circumstances could cause the realizable value of the Company’s long-lived assets to decline materially, resulting in additional material losses.

New Accounting Pronouncements

Effective October 1, 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Correction, which had no material impact on the Company’s financial condition and results of operations.

Effective October 1, 2002, the Company adopted SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities," which had no material impact on the Company’s financial condition and results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB statement No.123." SFAS No.148 amends FASB statement No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years beginning after December 15, 2002, however earlier application is encouraged. The Company expects that the adoption of SFAS No.148 will not have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. Substantially all of the Company’s product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. The long-term debt obligation has fixed interest rates. Interest rates on these instruments approximate current market rates as of December 31, 2002.

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

The Company’s Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of this report, evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively in alerting them on a timely basis to reportable items or events required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control

Internal control is a process, effected by the Company’s board of directors, management and other personnel, designed to provide management with reasonable, but not absolute, assurance regarding the achievement of objectives in the following categories: 1) reliability of financial reporting; 2) effectiveness and efficiency of operations; and 3) compliance with applicable laws and regulations. A system of internal controls will generally have the objective of ensuring that; 1) transactions are executed in accordance with management’s general or specific authorization; 2) transactions are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles and other regulatory requirements applicable to such statements and maintain accountability for assets; 3) access to assets is permitted only in accordance with management’s authorization; and 4) recorded assets are compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. In addition, the preparation of financial statements requires the use of estimates and judgments, which are subjective and relate largely to future conditions and events. Accordingly, internal controls relating to estimates and judgments are limited to procedures designed to provide reasonable assurance that individuals at appropriate levels in the organization review and consider sufficient, reliable information in making estimates and judgments.

The Company’s Chief Executive Officer and Chief Financial Officer supervised an evaluation of the design and operation of the Company’s system of internal controls within the 90 days preceding the date of filing of this report. No significant deficiencies were noted which could affect our ability to record, process, summarize and report financial data. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                                     PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company has filed a lawsuit against a former customer of its electronic products segment seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $360,00 plus attorney’s fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes that it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. During the third quarter, the Company filed an additional lawsuit against a former customer of its electronic products segment seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $180,000 plus attorney’s fees and other costs. It is not possible to predict or determine the outcome of these legal actions, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current information available, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flow, although there are no assurances that adverse developments in these matters could have a material impact on a future reporting period.

Item 5. Other Information

The following risk factors are applicable to our business:

1. We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:

	Quarter Ended December 31, 2002 2001		Nine Months Ended December 31, 2002 2001
Net Loss	$ 1,273,335	$ 579,750	$ 2,759,010	$ 3,856,310

Fiscal Year Ended March 31, 2002 2001 2000
Net Loss	$ 8,592,655	$ 3,140,122	$ 6,471,807

We have had accumulated deficits as follows:

December 31, 2002            $ 46,516,388

March 31, 2002                  $ 43,757,378

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

The current economic downturn has resulted in a reduction in our contract manufacturing service revenue and future reductions could further adversely affect our financial condition, results of operations and liquidity.

Our electronic products segment manufactures products to customers' design specifications as a contract manufacturer. We purchase inventory on behalf of customers for which the customer is financially obligated in the event his production order with us is cancelled or otherwise not fulfilled. Some of our customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. In addition, our electronics manufacturing contracts generally do not include minimum purchase requirements and during economic downturns such as we have experienced in the current fiscal year, some of our customers have reduced and may continue to reduce their orders for our services and our electronics manufacturing revenue has declined and may continue to decline. If customers were to experience financial difficulties, reduce their orders, not honor financial obligations for the inventory we hold for them, or not pay the accounts receivable due from them, we could experience a material adverse change in our financial condition, results of operations and liquidity.

Most of our net sales come from two customers. Reductions in purchases by either of these two significant customers could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue is concentrated between two large customers, Tyco International and Invacare Corporation. Revenue from Tyco International for the nine months ended December 31, 2002 declined substantially to $2,991,040 from the comparable prior year period amount of $4,023,295. Any further significant reductions in orders from either of these significant customers could cause us to experience a material adverse change in our financial condition, results of operations and liquidity.

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

We had a net loss of $2,759,010 during the nine month period ended December 31, 2002. Cash balances stood at $2,157,330 at December 31, 2002.  If our losses continue at this level, they could consume some or all of our current cash balances. During several fiscal years prior to fiscal year 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

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

We face intense competition in our motor, generator and electronic inverter developments and may be unable to compete successfully.

In developing our proprietary products for use in vehicles, wheelchairs and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. These companies have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours.

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

Use of our motors in vehicles, including wheelchairs, and other products could subject us to product liability claims, and product liability insurance claims could cause an increase in our insurance rates or could exceed our insurance limits, which could impair our financial condition, results of operations and liquidity.

Because some of our motors are designed to be used in vehicles, and because vehicle accidents can cause injury to persons and property, we are subject to a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.

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

                                                                                     UQM Technologies, Inc.

                                                                                     Registrant

Date: February 4, 2003                                                By: "Donald A. French"

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
      15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal control; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not  there were significant changes in internal controls or in other factors that could
     significantly affect   internal controls subsequent to the date of our most recent evaluation, including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003                                   /s/    William G. Rankin

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
      15d-14) for the  registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal control; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not  there were significant changes in internal controls or in other factors that could
    significantly affect   internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003                                   /s/    Donald A. French

                                                                                Donald A. French

                                                                                Treasurer, Secretary and

                                                                                Chief Financial Officer