Form 10-K
period 2003-03-31
UQM TECHNOLOGIES INC
filed 2003-05-28
CIK 315449

TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR

  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes___ No   X.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (18,482,592 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of May 22, 2003:

                                                                                                      $46,945,784

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of May 22, 2003:

                                                                                                18,845,980 shares of the

    registrant's common stock,

   $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III certain information is incorporated by reference from the Company’s definitive Proxy Statement for the August 19, 2003 Annual Meeting of Shareholders.

Table of Contents

PART I.

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II.

Item 5. Market Price of Common Stock

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of March 31, 2003 and March 31, 2002

Consolidated statements of operations for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated statements of stockholders’ equity and comprehensive income (loss) for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the fiscal years ended March 31, 2003, 2002 and 2001

Notes to consolidated financial statements

Item 9. Change In and Disagreements with Independent Accountants on Accounting and Financial Disclosure

PART III.

Item 10. Directors and Executive Officers

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Controls and Procedures

Item 15. Principal Accountant Fees and Services

PART IV.

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

ITEM 1. BUSINESS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section at the end of this Item 1.

General

UQM Technologies, Inc., ("UQM" or the "Company") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. The primary focus of the Company is incorporating its advanced technology into products aimed at existing commercial markets for electrically propelled vehicles such as wheelchairs, golf carts and industrial utility vehicles as well as emerging markets expected to experience rapid growth including power systems for clean electric, hybrid electric and fuel cell electric on-road and off-road vehicles, vehicle auxiliaries including those configured to operate at 42 volts and environmentally friendly, distributed power generators. The Company operates its business in three segments: 1) technology - which encompasses the further advancement and application of the Company’s proprietary motors, generators, power electronics and software; 2) mechanical products – which encompasses the manufacture of motors and generators; and 3) electronic products which encompasses the manufacture of electronic printed circuit board assemblies, wire harnesses and complete electronic boxes. The Company’s $0.01 par value common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin stock exchanges under the symbol "UQM."

The Company’s revenue is derived from two principle sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of the Company’s proprietary technology portfolio or the application of proprietary technology to customer’s products; and 2) the manufacture and sale of products engineered by the Company and the contract manufacture of products designed by others.

The Company’s objective is to leverage its technology base and name recognition to develop and manufacture products for its customers that are superior in performance at competitive prices. To this end, the Company has initially focused its attention on four market areas that have significant growth potential: 1) electric propulsion systems, generators and power electronic controllers for electric, hybrid electric and fuel cell electric vehicles. Virtually every automobile and truck manufacturer worldwide is developing such vehicles. In the case of hybrid electric powerplants, additional customers include Tier I and Tier II automotive suppliers who hope to provide complete hybrid electric systems to their automotive customers; 2) electric propulsion systems and electronic controllers for small vehicles, such as electric wheelchairs, golf carts, small industrial vehicles, lawn and ground care equipment and the like; 3) vehicle auxiliaries including under-the-hood power accessories, such as electric air conditioning compressors and electric power steering which are expected to replace existing belt-driven parasitic components now in use as part of the automotive industry’s adoption of a new 42 volt standard and fuel cell components such as air compressor drive motors and electronic controllers to manage the operation of the fuel cell and its power generation; and 4) distributed power generation products such as wind generators, engine generators and power electronic controllers for both residential and commercial customers that need standby or backup power, remote stand-alone power and grid-connected power. Fundamental to this strategy is the continual advancement of the Company’s proprietary motor, generator, power electronic controller and software technology portfolio and the maintenance of a high quality and competitive manufacturing capability for products developed by the Company. Substantially all of the Company’s research and development activities are the result of projects contracted for and funded by its customers, and in most cases, the Company maintains all or substantially all of the intellectual property rights in technology enhancements.

The Company has three principal operating units: 1) UQM Technologies, Inc., located in Frederick, Colorado, which includes the Corporate Headquarters and Engineering and Product Development Center; 2) wholly-owned subsidiary UQM Power Products, Inc.("UQM Power"), also located in Frederick, Colorado, which manufactures permanent magnet electric motors and generators; and 3) wholly-owned subsidiary UQM Electronics, Inc. ("UQM Electronics"), located in St. Charles, Missouri which manufactures electronic printed circuit board assemblies, cable harness assemblies and complete electronic boxes.

The Company also holds a minority ownership position in Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), EV Global Motors Company ("EV Global"), Windemere Eco Development Limited ("WED") and Aeromax Corporation ("Aero"). The carrying value of all of these investments on the Company’s balance sheet has been reduced to zero because they were impaired under generally accepted accounting principles. Taiwan UQM is a joint venture with Kwang Yang Motor Company, Ltd. ("KYMCO") and Turn-Luckily Technology Co., Ltd. Taiwan UQM, located in Taipei, Taiwan, is a licensee of the Company and manufacturer of starter motors and alternators for gasoline scooters. The Company holds a 38.25 percent ownership interest in Taiwan UQM. EV Global, based in Los Angeles, is a developer and distributor of electric bicycles. WED is an environmentally sensitive development of Windemere Island in the Bahamas. Aeromax Corporation is a developer and manufacturer of wind turbine generators and associated products for residential use.

Net loss for the fiscal year ended March 31, 2003 was $3,598,650 or $0.19 per common share on total revenue of $15,486,408 versus a net loss last fiscal year of $8,592,655 or $0.49 per common share on total revenue of $21,395,240 and a net loss for the fiscal year ended March 31, 2001 of $3,140,122 or $0.18 per common share on total revenue of $25,294,650. Loss from continuing operations for the fiscal year ended March 31, 2003 was $3,413,679 or $0.18 per common share versus a loss from continuing operations $6,271,555 or $0.36 per common share last fiscal year and $2,042,538 or $0.12 per common share for the fiscal year ended March 31, 2001. The loss from continuing operations for the fiscal year ended March 31, 2002 includes a charge arising from the write-down of goodwill in the amount of $4,348,633 or $0.25 per common share.

In April 2002, the Company completed a secondary offering of 1,160,095 shares of its common stock and two-year warrants to purchase an additional 232,019 shares of common stock at an exercise price of $5.73 per common share to institutional and other investors in Europe and the United States. The transaction was priced based on the average closing price of the common stock on the American Stock Exchange for the five trading days immediately preceding the transaction date. Net cash proceeds to the Company were $4,435,212, a  portion of which was applied to the  reduction of  debt.

Technology Segment

The technology segment of the Company encompasses the operations of the Engineering and Product Development Center which shares a 28,000 square foot facility located in Frederick, Colorado with the Company’s motor manufacturing operations which are reported in the mechanical products segment. The Engineering and Product Development Center is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. The technology segment conducts sponsored and internally-funded engineering activities directed toward the development of new products and the engineering of motors, generators, and power electronic controllers to meet the requirements of customers’ specific product applications, engineering services for the Company’s mechanical and electronic product segments and the low volume manufacture of motors, generators and power electronic controllers. During the fiscal year ended March 31, 2003, total technology segment revenue declined 9 percent to $3,416,032 versus revenue of $3,747,725 for the fiscal year ended March 31, 2002 and rose 1 percent versus revenue of $3,378,396 for the fiscal year ended March 31, 2001.

Total segment revenue consisted of the following:

	Year Ended March 31,

	2003	2002	2001

Contract Services	$ 2,985,639	2,999,342	2,283,292
Product Sales	$ 430,393	748,383	1,095,104

Technology segment operations for the fiscal year ended March 31, 2003 resulted in a net loss of $408,831 compared to net earnings of $32,078 and a net loss of $921,583 for the fiscal year ended March 31, 2002 and 2001, respectively. The net loss in the current fiscal year is attributable to cost-overruns on development contracts, lower sales of low volume products and lower levels of other income versus last fiscal year. Segment earnings for the fiscal year ended March 31, 2002 are primarily attributable to higher gross profit margins on contract services and higher levels of other income versus the fiscal year ended March 31, 2001.

Mechanical Products Segment

The mechanical products segment of the Company encompasses the operations of the Company’s wholly-owned subsidiary, UQM Power. UQM Power shares a 28,000 square foot facility located in Frederick, Colorado with the Company’s technology segment. Prior to October 2001, UQM Power’s operations consisted of the volume manufacture of motors and the contract manufacture of gears and gear assemblies. Due to continuing weak demand in the markets served by the Company, the gear market generally, and industry trends toward greater sourcing of customer gear requirements overseas, the Company divested its non-core contract gear manufacturing business. As a result, in the second quarter of the fiscal year ended March 31, 2002 the Company recorded a charge for discontinued operations of $1,676,450 reflecting management’s estimate of the difference between the expected liquidation value of the business and its carrying value and the expected future operating losses to be incurred during the winding down of operations. As a result, losses attributable to gearing operations were reclassified and separately presented on the Company’s financial statements as discontinued operations for the fiscal years ended March 31, 2003, 2002 and 2001.

Motor manufacturing operations consist of the high volume manufacture of the Company’s proprietary permanent magnet motors. For the fiscal year ended March 31, 2003, revenue from motor manufacturing operations rose 3 percent to $4,136,328 versus revenue of $4,001,270 for the fiscal year ended March 31, 2002 and rose 47 percent versus revenue of $2,805,300 for the fiscal year ended March 31, 2001. Net earnings from motor manufacturing operations for the year ended March 31, 2003 was $69,527 compared to net earnings of $23,160 and $219,325 for the fiscal year ended March 31, 2002 and 2001, respectively. The increase in earnings versus the prior year is attributable to higher production volumes.

Electronic Products Segment

The electronic products segment of the Company encompasses the operations of the Company’s wholly-owned subsidiary UQM Electronics and includes the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. UQM Electronics conducts its operations from a 31,000 square foot manufacturing plant located in St. Charles, Missouri. During the fiscal year ended March 31, 2003, segment operations continued to be adversely impacted by a broad and significant business downturn in the contract electronics manufacturing sector, generally, including a substantial decline in consumer demand for electronic products. Electronic products segment revenue decreased 42 percent to $7,934,048 for the fiscal year ended March 31, 2003 versus revenue of $13,646,245 for the fiscal year ended March 31, 2002 and declined 58 percent versus revenue of $19,110,954 for the fiscal year ended March 31, 2001. Segment net loss for the fiscal year ended March 31, 2003 was $3,074,375 versus a net loss for the fiscal year ended March 31, 2002 of $6,326,793, which included a charge for the write-down of goodwill of $4,348,633, and a net loss of $1,340,280 for the fiscal year ended March 31, 2001.

Technology

The Company’s technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of the system. See also "Patents" below.

The typical architecture of a UQM(R) motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth magnets are mounted on the outer circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearings, which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM(R) machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of neodymium-iron-boron ("NdFeB") magnet material in a wide range of consumer devices, such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing the Company to price its advanced motors and controls competitively with lesser performing conventional motors which management believes will accelerate the rate of commercialization of the Company’s technology.

Attributes of the Company’s permanent magnet motor technology include brushless electronic commutation; a relatively large air-gap dimension; the use of powerful rare earth NdFeB magnet material; good heat rejection; low iron content; and low mechanical losses. As a result, UQM(R) motors have high operating efficiencies (>90%), high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packageability.

Attributes of the Company’s microprocessor-based digital power electronic controllers include high power operation (600 amps at 400 volts), four quadrant control (forward/reverse and motoring/generation), reduced switching losses (minimizing energy loss), intelligent control and controller area network capability.

In addition, the Company has developed and patented a method of control embodied in electronic component architecture and software code (Phase Advance Control) which allows UQM(R) motors to deliver high output torque at low operating speeds and low torque at high operating speeds from the same machine. Conventional permanent magnet motor designs are limited to operating at either high torque and low speeds or low torque at high speeds; but not both. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop transitioning to high power as the vehicle is accelerated to highway speeds. In conventional internal combustion engine powered vehicles, the transition from high torque to high power is typically accomplished through the multiple gear changes performed by a mechanical transmission. UQM(R) motors, incorporating phase advance technology, are ideally suited as propulsion drives in electric, hybrid electric and fuel cell electric vehicles due to the ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight and cost of mechanical transmissions.

In April 2002, the Company announced the successful completion of testing and the commercial availability of an integrated electric traction system ("INTETS"), the next generation of its motor technology for vehicle propulsion applications including battery, hybrid and fuel cell electric vehicles. INTETS maximizes the advantages of the UQM(R) motor architecture by packaging a single speed gear reduction and differential inside the hollow rotor and integrating the power electronic controller with the machine. The INTETS system is the electrical equivalent of a conventional powertrain consisting of an internal combustion engine, transmission and differential. The INTETS system measures 15 inches (380 mm) in length with an 11 inch (280mm) diameter (excluding an optional electronic controller), incorporates internal epicyclic single-stage gearing, off-the-shelf internal differential components and parking pawl, and delivers continuous power of 30 kW, peak power of 75 kW and peak torque of 1,700 N-m. The optional, fully integrated, intelligent electronic controller can be programmed to meet a variety of vehicle configurations and incorporates controller area communications protocol for ease of use and integration by original equipment manufacturers. The complete system, including electronic controller has a peak efficiency exceeding 91 percent. In 2003, the operating performance of this system was independently verified through performance validation testing conducted by the U.S. Department of Energy’s Argonne National Laboratory Advanced Powertrain Research Facility.

Similarly, the Company is developing a line of modular motors that are expected to improve the continuous power output of the Company’s existing motors and generators by about 25 percent without increasing size or weight. Preliminary testing of initial prototypes is underway and the Company has filed several patent applications surrounding the design features of its line of modular motors.

In September 2002, the Company announced that it had developed and successfully tested a permanent magnet electronic motor system that achieves a 10 to 1 top speed to base speed ratio (CPSR). The newly developed system provides both high torque and high speed capability in the same machine at levels greater than twice that of the industry’s best performing motor technology. Many electric motor applications require high torque capability for starting and low speed operation, but must also achieve high speed. For military vehicles, high torque at low speed translates into obstacle and grade climbing capability, while high speed enables pursuit, dash and evasive maneuvers as well as on-road convoy transport. Many commercial applications have similar requirements. Conventional vehicles achieve the high torque required for launch and low end acceleration and the constant power required for high road speed by using a transmission and multiple gear changes. Prior to the performance breakthrough, UQM(R) systems incorporating phase advance were able to achieve a top speed to base speed ratio of 4 to 1. Electrically propelled vehicles designed around 4 to 1 limitation, sometimes require unwanted gearing and/or have less than desired performance. This has particularly been the case in the more demanding off-highway equipment and military vehicle applications. Providing vehicle developers with electric propulsion systems capable of a top speed to base speed ratio of 10 to 1 overcomes a significant limitation and opens up many new application opportunities for UQM(R) systems.

In February 2003, we were granted an U.S. Patent covering our innovative and low cost design for accurately sensing the position of rotating shafts, the technology originally developed and incorporated in proprietary gearless brushless direct drive wheelchair motors. We believe that the patented technology has potentially broad application in a wide range of products where resolvers are used and we are pursuing commercialization of the technology directly with end users and through potential licensing arrangements.

Substantially all of the Company’s research and development activities are the result of projects contracted for and funded by customers, with the Company typically retaining intellectual property rights in the resulting technology developed. Customer funded development activities are recorded as contract services revenue and the associated development costs are shown as cost of contract services in the Company’s financial statements. For the year ended March 31, 2003, revenues from customer funded research and development activities were $2,985,639 and internally funded research and development expenditures were $117,735.

In recent years, the Company has focused its research and development activities on the development of commercial products and production engineering activities to lower the cost of manufacture, as well as enhance the performance and capability of its technology portfolio, as opposed to basic research in the field. Management believes that the Company’s future growth is dependent, in part, on the continued advancement of its technology portfolio and its ability to commercialize its technology in additional product applications and markets. Accordingly, the Company expects to continue to pursue additional customer funded programs to accomplish this objective.

Competition

All of the markets in which the Company operates are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which it hopes to market to vehicle Original Equipment Manufacturers throughout the world for use in electric, hybrid electric and fuel cell electric vehicles. At present, the market for such systems is not significant, although various legislative mandates and incentives are expected to accelerate the development of a market for vehicles propelled by such systems. There are numerous companies developing products that do or soon will compete with the Company’s drive systems. Some of these companies possess significantly greater financial, personnel and other resources than the Company, including established supply arrangements and volume manufacturing operations.

The Company believes its principal competitors include Honda, Toyota, Hitachi, Matsushita, Siemens, Delphi and Ballard Power Systems.

The mechanical products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. The Company believes its principal competitors include Advanced DC, Owosso Corporation, Emerson Electric, General Electric, Rockwell International, and Baldor.

The electronic products segment competes primarily in the automotive, telecommunications, medical, computer and industrial markets. Each of these markets is extremely competitive. The Company will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources, marketing, distribution and manufacturing capability. The Company believes its principal competitors include Jabil Circuit, Plexus, EFTC Corporation, Flextronics International, Solectron, Celestica Corporation and Baldwin.

Patents

The Company holds several groups or families of patents. U.S. Patent Nos. 5,004,944; 5,311,092 and 5,319,844 disclose and claim a lightweight high-power electromagnetic transducer and method of making the same. Corresponding applications have been filed and issued in several foreign countries.

U.S. Patent No. 5,107,151 discloses and claims a switching circuit employing semi-conductor devices in series with an inductor to avoid commutation breakdown and extending the current range of switching by using IGBT devices. Corresponding applications have been filed in foreign countries, some of which have issued, and some of which have been abandoned.

U.S. Patent No. 5,592,731 and U.S. Patent No. 5,382,859 relate to a stator for high-power density electric motors and generators, and a method of constructing the same. Corresponding applications have been filed in foreign countries, and most of these foreign applications have issued as patents.

U.S. Patent No. 5,677,605 discloses and claims a brushless motor and drive system using phase timing advancement. Corresponding applications have been filed in foreign countries, some of which are issued, some of which have been abandoned, and some of which are pending.

U.S. Patent No. 5,982,063 discloses and claims an electric motor having an internal brake. Corresponding patent applications have been filed in foreign countries. Some of the foreign applications have issued, and others are still pending.

U.S. Patent No. 6,522,130 discloses and claims a method for controlling a brushless electric motor having a rotor, and relates to an accurate method for sensing rotor position and detecting rotational speed over a broad range of speeds. Corresponding applications have been filed and are pending in several foreign countries.

In 2002, a patent application was filed in the United States for a rotor cooling apparatus. In addition, corresponding applications have been filed at the European Patent Office and Canada.

More recently, a U.S. patent application was filed directed to a segmented machine casing and a method of making the same and an apparatus and method for connecting parallel stator windings. The deadline for filing foreign applications for these latter two applications has not yet passed.

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

The Company also intends to rely on the unpatented proprietary know-how it has developed and now utilizes in its products. There can be no assurance that others will not independently develop, acquire or obtain access to the Company's technology. Although the Company protects its unpatented proprietary rights by executing confidentiality agreements with its management, employees and others with access to the Company's technology, these measures may not be adequate to protect the Company from disclosure or misappropriation of its proprietary information.

Trademarks

The Company owns three U.S. Trademark Registrations for "UNIQ" (International Class 7 for power Transducers, Class 12 for Utility Land Vehicles, and Class 16 for Publications). The Class 12 trademark is subject to renewal in June 2006; the Class 7 trademark is subject to renewal in August 2006; and the Class 16 trademark is subject to renewal in February 2007.

The Company has registered the letters "UQM" in the U.S. Patent and Trademark Office. Counterpart applications have been filed in 26 countries throughout the world and 25 of those countries have granted registrations or indicated them to be allowable. Those trademarks are directed to the same trademark classes as the mark "UNIQ". The foreign trademark registrations and applications include major markets where the Company is doing business or establishing business contacts.

The Company has registered the trademark "POWERPHASE" which it uses in conjunction with certain of its electronic propulsion systems. Corresponding applications for trademark registration were filed in 11 countries. The trademark is registered in the European Community and various other foreign countries.

Backlog

The Company’s technology segment had unperformed service contracts from customers which will provide future revenue to the Company upon completion aggregating approximately $1.4 million and an order backlog for prototype motors and controllers of approximately $0.3 million at April 30, 2003 compared to $1.4 million and $.06 million, respectively at April 30, 2002. All such service contracts are subject to amendment, modification or cancellation. The Company expects to complete all unperformed service contracts over the next eight months and ship motor and controller backlog products over the next six months.

The Company’s mechanical products segment had an order backlog of approximately $1.0 million at April 30, 2003 compared to $3.7 million at April 30, 2002. The Company expects to ship all backlog products within the next four months.

The Company’s electronic products segment had an order backlog of approximately $1.0 million at April 30, 2003 compared to $5.4 million at April 30, 2002. The Company expects to ship all backlog products within the next eight months.

Customers and Suppliers

During the fiscal year ended March 31, 2003, the Company had two significant customers, one of which is a customer of its electronic products segment, Tyco International, Ltd. which accounted for revenue of $3,874,903 or 25.0 percent of consolidated total revenue. The other is a customer of its mechanical products segment, Invacare Corporation, which accounted for revenue of $4,136,328 or 26.7 percent of consolidated total revenue. These customers, in total, represented 64 percent of total accounts receivable and 33 percent of inventories at March 31, 2003. Tyco International has informed us that they will not place additional orders with us after their current purchase commitment is fulfilled in August, 2003.

Principal raw materials and components purchased by the Company include iron, steel, electronic components, magnet material and copper wire. Most of the above items are available from several suppliers and the Company generally relies on more than one supplier for each item. Certain components used by the Company are custom designs and if the Company’s current supplier no longer made them available to the Company, the Company could experience production delays.

U.S. Government Contracts

For the year ended March 31, 2003, $1,162,967, or approximately 7.5 percent of the Company’s consolidated total revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 2002, $1,040,251, or approximately 4.9 percent of consolidated total revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

For the year ended March 31, 2001, $853,341, or approximately 3.4 percent of consolidated total revenue was derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors.

Some of the Company’s contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis based on not-to-exceed billing rates negotiated between the Company and the U.S. Government. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, the Company can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All U.S. Government contracts with the Company are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of April 30, 2003, the Company had 89 full-time employees. The Company has entered into employment contracts with two of its executive officers, which expire December 31, 2007. None of the Company’s employees are covered by a collective bargaining agreement. The Company’s management believes that its relationship with its employees has been generally satisfactory.

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

Risk Factors

The following factors and other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

 We have incurred significant operating losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:
	Fiscal Year Ended March 31,

	2003	2002	2001

Net loss	$ 3,598,650	$ 8,592,655	$ 3,140,122

We have had accumulated deficits as follows:
March 31, 2003	$ 47,356,028
March 31, 2002	$ 43,757,378

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

The current economic downturn has resulted in a reduction in our contract manufacturing revenue and future reductions could further adversely affect our financial condition, results of operations and liquidity.

Our electronic products segment manufactures products to customers' design specifications as a contract manufacturer. We purchase inventory on behalf of customers for which the customer is financially obligated in the event its production order with us is cancelled or otherwise not fulfilled. Some of our customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. In addition, our electronics manufacturing contracts generally do not include minimum purchase requirements and during economic downturns such as we have experienced in the current fiscal year, some of our customers have reduced and may continue to reduce their orders for our services and our electronics manufacturing revenue has declined and may continue to decline. If customers were to experience financial difficulties, reduce their orders, not honor financial obligations for the inventory we hold for them, or not pay the accounts receivable due from them, we could experience a material adverse change in our financial condition, results of operations and liquidity.

Most of our net sales come from two customers, one of which will no longer be a customer after August 2003. Reductions in purchases by our remaining significant customer could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue is currently concentrated among two large customers, Tyco International and Invacare Corporation. Tyco International has informed us that they will not place additional orders with us after their current purchase commitment is fulfilled in August 2003. We expect to realize approximately $600,000 in revenue between April 2003 and August 2003 upon shipment of the products currently on order from this customer. Although the Company hopes to replace some or all of the revenue from the loss of the Tyco International business with orders from new customers and additional orders from existing customers, there can be no assurance that the Company will be successful in replacing such revenue. If the Company is not successful in replacing all the revenue now derived from Tyco International we will experience a material adverse change in our financial condition, results of operations and liquidity. The loss of our remaining significant customer, Invacare Corporation or a significant reduction in revenue from this customer could cause us to experience a material adverse change in our financial condition, results of operations and liquidity.

The failure by our customers to adapt their products to rapidly changing competitive conditions could harm our business.

Historically a large portion of our sales have been to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our manufacturing services could decline significantly, causing a material adverse change in our financial condition, results of operations and liquidity.

Our operating losses and working capital requirements could consume our current cash balances.

We had a net loss of $3,598,650 during fiscal year 2003. Cash balances stood at $2,476,276 at March 31, 2003.  If our losses continue at this level, they could consume some or all of our current cash balances. During several fiscal years prior to the fiscal years ended March 31, 2003 and 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

Our government contracts can be cancelled with little or no notice and could restrict our ability to commercialize our technology.

Some of our technology has been developed under government funding by United States government agencies. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency and in some cases grant "march-in" rights to the government. March-in rights are the right of the United States government or the applicable government agency, under limited circumstances, to exercise a non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government to facilitate commercialization of technology developed with government funding if we fail to commercialize the developed technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights by the government or an agency of the government could restrict our ability to commercialize our technology.

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

Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot assure you that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we cannot assure that we would be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future.

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

Use of our motors in vehicles including wheelchairs could subject us to product liability claims, and product liability insurance claims could cause an increase in our insurance rates or could exceed our insurance limits, which could impair our financial condition, results of operations and liquidity.

Because some of our motors are designed to be used in vehicles including wheelchairs, and because vehicle accidents can cause injury to persons and property, we are subject to a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.

ITEM 2. PROPERTIES

The Company owns or leases its offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning facilities of the Company as of March 31, 2003, is set forth in the table below:

Location	Square Feet	Ownership or Expiration Date of Lease	Use

Frederick, Colorado	28,000	Own	manufacturing laboratories and offices

St.Charles, Missouri	31,000	March 2007	manufacturing and offices

ITEM 3. LEGAL PROCEEDINGS

The Company filed a lawsuit in the Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly-owned subsidiary of Ingersoll Rand Corporation, a former customer of its electronics product segment seeking payment for inventory purchased on behalf of Hussman. The Company is seeking damages of approximately $375,000 plus attorneys’ fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. In November 2002, the Company also filed an additional lawsuit against Lumimove, Inc., another former customer of its electronics product segment in the Circuit Court of St. Louis County, Missouri seeking payment for inventory purchased on behalf of Lumimove. The Company is seeking damages of approximately $180,000 plus attorneys’ fees and other costs. Both actions are currently scheduled for trial in the fall of 2003. It is not possible to predict or determine the outcome of these legal actions, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim in the Hussman matter it could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flow, although there can be no assurance that adverse developments in these matters could not have a material impact on a future reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2003.

ITEM 5. MARKET PRICE OF COMMON STOCK

The Company’s common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2003	High	Low

Fourth Quarter	$3.64	$2.57
Third Quarter	$3.35	$2.40
Second Quarter	$3.90	$1.85
First Quarter	$4.55	$3.60

2002	High	Low

Fourth Quarter	$ 5.60	$3.86
Third Quarter	$ 5.67	$3.95
Second Quarter	$ 6.30	$3.50
First Quarter	$ 7.49	$6.25

On May 22, 2003 the closing price of the Company’s common stock, as reported on the American Stock Exchange, was $2.54 per share and there were 902 holders of record of the Company’s common stock.

The Company has not paid any cash dividends on its common stock since inception and intends for the foreseeable future to retain any earnings to finance the growth of its business. Future dividend policy will be determined by the Board of Directors of the Company based upon consideration of the Company’s earnings, capital needs and other factors then relevant.

ITEM 6. SELECTED FINANCIAL DATA

UQM Technologies, Inc.

Consolidated Selected Financial Data

	Year Ended March 31,

	2003	2002	2001	2000	1999

Contract services revenue	$ 2,985,639	2,999,342	2,283,292	1,702,937	1,517,960

Product sales	$ 12,500,769	18,395,898	23,011,358	17,096,963	11,402,122

Loss from continuing
operations before other
income (expense)	$ (3,710,168)	(6,337,051)	(1,805,409)	(4,892,252)	(2,527,785)

Loss from continuing
operations	$ (3,413,679)	(6,271,555)	(2,042,538)	(5,504,510)	(2,992,297)

Discontinued operations	$ (184,971)	(2,321,100)	(1,097,584)	(967,297)	(761,773)

Net loss	$ (3,598,650)	(8,592,655)	(3,140,122)	(6,471,807)	(3,754,070)

Net loss per common share -
basic and diluted:
Continuing operations	$ (.18)	(.36)	(.12)	(.33)	(.19)
Discontinued operations	(.01)	(.13)	(.06)	(.06)	(.05)
	$ (.19)	(.49)	(.18)	(.39)	(.24)

Total assets	$ 11,492,562	16,129,535	27,481,593	24,257,843	27,206,578

Long-term obligations (1)	$ 1,189,262	2,121,738	3,471,760	4,394,582	5,324,828

Cash dividend declared
per common share	$ -0-	-0-	-0-	-0-	-0-

                            (1) Includes current portion of long-term obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section at the end of Item 1.

Financial Condition

Cash and cash equivalents at March 31, 2003 was $2,476,276 and working capital (the excess of current assets over current liabilities) was $4,110,141 compared with $1,411,509 and $3,184,735, respectively, at March 31, 2002. The increase in cash and cash equivalents and working capital is primarily attributable to proceeds from the sale of common stock during the first quarter, net of subsequent repayments of debt.

Accounts receivable declined $1,628,552 to $1,034,002 at March 31, 2003 from $2,662,554 at March 31, 2002. The decrease is primarily attributable to lower revenue levels.

Costs and estimated earnings on uncompleted contracts decreased $254,729 to $187,484 at March 31, 2003 versus $442,213 at March 31, 2002. The decrease is due to more favorable billing terms on contracts in process at March 31, 2003. Estimated earnings on contracts in process declined to $619,403 or 24.6 percent of contracts in process of $1,903,214 at March 31, 2003 compared to estimated earnings on contracts in process of $1,025,313 or 29.2 percent of contracts in process of $2,486,598 at March 31, 2002. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects during the fiscal year ended March 31, 2003.

Inventory obligations of certain customers increased $386,805 to $789,767 at March 31, 2003 compared to $402,962 at March 31, 2002. The increase is due to slower than expected resolution of customer legal obligations for this inventory (see "Item 3 Legal Proceedings" above).

Inventories declined $2,613,088 to $1,620,262 principally due to a decline in raw material and work-in-process inventories of $2,278,324 and $435,981, respectively. The decline in raw materials inventories is attributable to reduced stocking levels, improved inventory turns and higher levels of inventory reserves for slow moving and obsolete inventory which accounted for $589,019 of the decline. The decline in work-in-process inventories is attributable to lower production levels in the electronic products segment.

Equipment of discontinued operations held for sale, net, declined to zero at March 31, 2003 compared to $1,253,432 at March 31, 2002 reflecting completion of the divestiture of the assets of the discontinued gear business.

Other current assets declined to zero at March 31, 2003 due to the recognition of deferred offering costs upon completion of a secondary stock offering during the first quarter.

The Company invested $304,114 for the acquisition of property and equipment during the fiscal year compared to $513,973 last fiscal year. The decrease in capital expenditures is primarily attributable to reduced capital expenditure requirements at the Company’s electronic products segment. In addition, the Company invested $1,049,692 during the fiscal year for the expansion of its facility in Frederick, Colorado to accommodate the relocation of the Company’s corporate headquarters and engineering staff from Golden, Colorado.

Accounts payable declined to $975,344 from $2,693,312 at March 31, 2003, primarily due to declining revenue levels and an associated decline in raw material inventory purchases by the electronics segment during the current fiscal year.

Other current liabilities increased $226,021 to $794,575 at March 31, 2003 from $568,554 at March 31, 2002. The increase is primarily attributable to the accrual of committed raw material inventory purchases, higher levels of accrued warranty costs, customer deposits, accrued rents and accrued loss reserves on certain engineering contracts.

In fiscal year 2001, a limited partnership in which the Company was a 50 percent owner sold its principal asset, the Company's headquarters building in Golden, Colorado, and was subsequently liquidated. As a result of this transaction, the Company recorded a deferred gain that was recognized ratably over the remaining term on the Golden facility lease that expired in September 2002. As a result the current portion of deferred gain on sale of real estate decreased to zero at March 31, 2003 from $322,139 at March 31, 2002.

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to purchase 232,019 shares of common stock at an exercise price of $5.73 per share. Cash proceeds, net of offering expenses, were $4,435,212. Immediately following completion of the offering the Company applied $3,182,947 of the proceeds to the reduction of debt. In November 2002, the Company re-financed an existing mortgage on its Frederick, Colorado facility including a portion of the expenditures related to expansion of the facility. As a result of both of these transactions, current portion of long-term debt decreased $445,122 to $116,921, long-term debt decreased $35,682 to $1,072,341 and revolving line-of-credit declined $2,254,000 to zero at March 31, 2003.

Term debt and accrued future losses of discontinued operations decreased $789,960 to zero at March 31, 2003 due to the repayment of term loans and the cessation of operations of gear manufacturing operations during the fiscal year ended March 31, 2003.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $159,361 to $223,378 at March 31, 2003 from $382,739 at March 31, 2002 reflecting billings on engineering contracts at a rate slower than the performance of the associated work during the fiscal year.

Common stock and additional paid-in capital increased to $188,445 and $55,885,486, respectively, at March 31, 2003 compared to $176,798 and $51,444,359 at March 31, 2002. The increases are primarily attributable to completion of a secondary offering of common stock during the fiscal year ended March 31, 2003.

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2003, resulted in a loss of $3,413,679, or $0.18 per common share compared to a loss from continuing operations of $6,271,555, or $0.36 per common share and $2,042,538, or $0.12 per common share for the fiscal years ended March 31, 2002 and 2001, respectively. Loss from continuing operations for the fiscal years ended March 31, 2003 and 2001 included charges of $140,471 and $291,818, respectively, associated with the write-down of assets. Loss from continuing operations for the fiscal year ended March 31, 2002 included a charge of $4,348,633 for the write-down of goodwill. In addition to the charges noted above, operating results for the fiscal year ended March 31, 2003 included a charge to cost of sales associated with the impairment of $942,733 electronic component raw material inventory at the Company's electronic product segment.

Revenue from contract services was flat for the fiscal year ended March 31, 2003 at $2,985,639 versus $2,999,342 for the fiscal year ended March 31, 2002 reflecting decreased activity on revenue generating activities during the second half of the current fiscal year. Revenue from contract services increased $716,050 or 31 percent for the year ended March 31, 2002 compared to revenue for the year ended March 31, 2001. The increase was attributable to stronger demand for development programs during the fiscal year ended March 31, 2002.

Product sales this fiscal year declined 32 percent to $12,500,769 compared to $18,395,898 for the year ended March 31, 2002. Revenue for the fiscal year ended March 31, 2002 declined 20 percent versus revenue for the year ended March 31, 2001 of $23,011,358. Mechanical products segment revenue for the year ended March 31, 2003 increased $135,058 or 3 percent to $4,136,328 compared to $4,001,270 for fiscal year ended March 31, 2002. Mechanical products segment revenue for the fiscal year ended March 31, 2002 rose $1,195,970 or 43 percent compared to revenue for the fiscal year ended March 31, 2001 of $2,805,300. The growth in mechanical products segment revenue in each fiscal year is attributable to increased shipments of wheelchair motors. Mechanical product segment revenues during the fourth quarter of this fiscal year declined approximately 34 percent from the average production levels during the preceding three fiscal quarters due to the economic weakness in major world markets. The Company expects production to continue at these decreased levels through the first and second quarters of the fiscal year ending March 31, 2004. Electronic products segment revenue for the fiscal year ended March 31, 2003 decreased 42 percent to $7,934,048 compared to $13,646,245 for fiscal year ended March 31, 2002. Electronic products segment revenue for the fiscal year ended March 31, 2002 decreased $5,464,709 or 29 percent compared to revenue of $19,110,954 for the fiscal year ended March 31, 2001. The decline in revenue in both years is attributable to generally reduced order levels and the loss of significant customers arising from deteriorating economic conditions following the events of September 11, 2001. Technology segment product revenue for the fiscal year ended March 31, 2003 decreased 42 percent to $430,393 compared to $748,383 for fiscal year ended March 31, 2002. Technology segment product revenue for the fiscal year ended March 31, 2002 decreased $346,721 or 32 percent compared to revenue of $1,095,104 for the fiscal year ended March 31, 2001. The decrease in both years is attributable to reduced demand for proprietary propulsion systems.

Gross profit on contract services was 13.5 percent this fiscal year compared to 31.5 and 15.4 percent for the fiscal years ended March 31, 2002 and 2001, respectively. The decline in contract services margins for the current fiscal year versus the fiscal years ended March 31, 2002 and 2001 is attributable to cost overruns on certain engineering contracts this year. Gross profit margins on product sales this fiscal year was a negative 2.2 percent compared to 6.3 and 10.0 percent in the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in margins on product sales for this fiscal year versus each of the two prior comparable fiscal years is attributable to a charge of $942,733 and $341,632 for the impairment of inventory for 2003 and 2002, respectively, decreased overhead absorption due to declining revenue levels and a less favorable product mix.

Research and development expenditures for the fiscal year ended March 31, 2003 increased to $117,735 compared to $98,940 and $103,231 for the fiscal years ended March 31, 2002 and 2001, respectively. The increase is primarily due to an increase in cost-share type contracts this fiscal year versus each of the prior two fiscal years.

General and administrative expense this fiscal year was $3,579,407 compared to $3,729,064 and $3,786,669 for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in general and administrative expenses for this fiscal year versus last fiscal year is primarily attributable to lower general and administrative expense in the Company's electronic products segment and lower professional fees associated with acquisition activities. The decrease in general and administrative expenses for the fiscal year ended March 31, 2002 versus the fiscal year ended March 31, 2001 is attributable to professional fees associated with acquisition activities in the fiscal year 2001.

Write-down of assets for the fiscal year ended March 31, 2003 of $140,471 is primarily attributable to the impairment and disposal of obsolete equipment. Write-down of assets for the fiscal year ended March 31, 2001 of $291,818 is attributable to the retirement of obsolete electronic equipment and the write-down of the Company’s investment in Aeromax Corporation.

Write-down of goodwill for fiscal year ended March 31, 2002 of $4,348,633 is attributable to the Company’s assessment that the fair value of its electronic products segment exceeded its recorded value at March 31, 2002.

Interest income declined to $28,035 for the current fiscal year compared to $64,067 and $59,588 for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease is generally attributable to lower interest rates on invested funds versus the two prior fiscal years.

Interest expense decreased to $68,050 for the year ended March 31, 2003 compared to $372,084 and $298,690 for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease for the fiscal year ended March 31, 2003 versus the fiscal year ended March 31, 2002 is due to the repayment of equipment term loans and line-of-credit borrowings during the current fiscal year. The increase for the fiscal year ended March 31, 2002 versus the fiscal year March 31, 2001 is attributable to higher interest rates on borrowings throughout the fiscal year ended March 31, 2002 on the Company’s lines-of-credit.

Gain on sale of real estate was $322,139 for the fiscal year ended March 31, 2003 compared to $379,997 and $19,286 for each of the two preceding fiscal years, respectively. The gain is attributable to the recognition of deferred gain through the remaining lease term arising from the sale of the Company’s Golden facility during the fiscal year ended March 31, 2001 by a partnership of which the Company held a 50 percent ownership stake.

Results of Discontinued Operations

In October 2001, the Company announced its intention to exit its non-core contract gear manufacturing business. As a result, during the quarter ended September 30, 2001, the Company recorded a charge of $1,676,450 for the estimated loss on disposal of the gear division, which included a provision of $663,792 for expected operating losses during the phase-out period. Additionally, for all periods presented, the Company reclassified operating results of the gear division to loss from operations of discontinued gear division, and reclassified all capital equipment and associated term debt as current under the following balance sheet captions: equipment of discontinued operations held for sale, net and term debt and accrued future losses of discontinued operations, respectively. The Company completed the divestiture of the contract gear manufacturing business during the first quarter of the fiscal year ended March 31, 2003.

Loss from operations of the discontinued gear division for the fiscal year ended March 31, 2003 was $184,971, or $0.01 per common share compared to a loss of $2,321,100, or $0.13 per common share and $1,097,584, or $0.06 per common share for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in the loss this fiscal year is attributable to the completion of the divestiture process during the first quarter of the fiscal year.

Liquidity and Capital Resources

The Company’s cash balances and liquidity throughout the fiscal year ended March 31, 2003 were adequate to meet operating needs, although liquidity was adversely impacted by a general tightening of bank credit discussed below. At March 31, 2003, the Company had working capital (the excess of current assets over current liabilities) of $4,110,141 compared to $3,184,735 at March 31, 2002. Working capital increased by $925,406 primarily due to the proceeds from the Company's secondary offering, which resulted in cash proceeds, net of offering costs, of $4,435,212. Proceeds from the stock offering were subsequently partially applied to the repayment of term debt and revolving line-of-credit borrowings.

For the year ended March 31, 2003 net cash provided by operations was $488,905 compared to net cash provided by operations of $1,946,936 for the year ended March 31, 2002. The decline in cash provided by operating activities in this fiscal year as compared to the prior fiscal year is primarily attributable to and due to lower levels of cash generated from reductions in the level of accounts payable this fiscal year and the effect of a charge for the write-down of goodwill last fiscal year. The increase in cash provided by operating activities of $5,404,130 for the year ended March 31, 2002 versus the fiscal year ended March 31, 2001 was primarily due to cash provided from decreases in the level of accounts receivable and inventory in the fiscal year ended March 31, 2002 versus cash used on these items in the prior fiscal year.

Cash used by investing activities of continuing operations for the fiscal year ended March 31, 2003 was $1,418,147 compared to $588,205 for the previous fiscal year. The increase is primarily attributable to expansion of the Company's Frederick, Colorado facility, partially offset by lower levels of capital expenditures for machinery and equipment. Cash used for the acquisition of property and equipment was $513,973 for the fiscal year ended March 31, 2002 versus $2,151,041 for the fiscal year ended March 31, 2001. Equipment purchases and net cash used by operating activities during fiscal 2001 were primarily funded from cash proceeds received from the sale of real estate, net of distributions to a minority interest, of $1,752,365 and from cash proceeds from borrowings, net of repayments, which amounted to $3,986,158.

Cash flows provided by financing activities of continuing operations was $1,716,764 for the fiscal year ended March 31, 2003 versus cash flow used by financing activities of $1,814,315 for the comparable period last year. The increase this fiscal year is primarily attributable to completion of a secondary offering that resulted in net cash proceeds of $4,435,212, offset by repayments of debt and revolving line-of-credit, net of new borrowings secured by facility, totaling $2,734,804. Cash flows used by financing activities for the fiscal year ended March 31, 2002 was primarily attributable to repayments of our revolving line-of-credit and repayments of term debt.

During the first half of the current fiscal year, the Company’s liquidity was adversely impacted by a general tightening of credit in the banking industry. As a result of these conditions and continued operating losses, the Company’s banking facilities were not renewed requiring the Company to apply $3,182,947 of its then available cash balances to the repayment of these debt obligations. Liquidity was additionally negatively impacted by the elimination of then available additional borrowing availability of approximately $1,200,000 on the lines-of-credit, which were not renewed. At March 31, 2003, cash and cash equivalents were $2,476,276 and working capital was $4,110,141. The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. In addition, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce their orders for goods and services, the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. The Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, securing production orders from new and existing customers for electronic assemblies, designing and introducing new products for manufacture, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company believes its financial resources are sufficient to fund its operations for at least the next eighteen months. The Company expects to finance its operations and future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that existing cash resources will be sufficient to fund these objectives or that financing or equity capital will be available on terms acceptable to the Company. In the event existing cash resources are not sufficient to fund operations as currently configured, or financing or equity capital to fund future growth is not available, the Company will modify its strategy to align its operations with its then available financial resources.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in United States requires management to make judgements, assumptions and estimates that effect the amount reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. Estimates are used for but not limited to allowance for doubtful accounts receivables, costs to complete contracts, collectibility of inventory obligations of certain customers, recoverability of inventories and warranty costs. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions and estimates used in preparation of the Consolidated Financial Statements.

Accounts Receivable

The Company’s trade accounts receivable are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customers particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management’s best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At March 31, 2003, the Company has recorded reserves for uncollectible trade accounts receivable of $28,756. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company’s trade accounts receivable to decline materially, resulting in additional material losses.

Inventory Obligations of Certain Customers

The Company’s electronic products segment provides contract manufacturing services for a variety of customers. Typically the Company requires its customers to contractually commit to pay for any non-returnable or non-cancelable raw material inventory purchased by the Company on behalf of its customers. The significant economic downturn in the contract electronics manufacturing industry over the last two years has caused originally scheduled or anticipated production runs to be reduced or cancelled by customers resulting in substantial amounts of raw material inventory being held by the Company for which current or former customers are contractually obligated. To date several customers have failed to honor their contractual obligation to pay for non-cancelable and non-returnable raw material purchased by the Company on their behalf. Accordingly, the Company has reclassified this inventory, together with allowances for the Company’s best estimate of uncollectible amounts, in its financial statements. At March 31, 2003 such inventory, net of allowances for uncollectible amounts of $367,710, was $789,767. The Company intends to pursue legal action against those customers who fail to honor their contractual obligations to the Company and has filed to-date two such lawsuits, both of which are awaiting trial. Although the Company believes that its contracts with customers are enforceable, there are inherent risks in litigation and it is possible the Company will not prevail in these actions, the customer will assert counterclaims and prevail on such claims or that if the Company does prevail, the customer will nevertheless not have the financial resources to pay any judgement rendered by the court. In the event the Company does not prevail in litigation, substantially all of this inventory obligation could be rendered uncollectible. Such an outcome, should it occur, could have a materially adverse effect on the Company’s results of operations, financial condition and liquidity.

Inventories

The Company maintains raw material inventories of electronic components, motor parts and other materials to meet its expected manufacturing needs for proprietary products and for products manufactured to the design specifications of its customers. Some of these components may become obsolete or unusable due to design changes. Accordingly, the Company periodically assesses its raw material inventory for potential impairment of value based on then available information, expectations and estimates and establishes impairment reserves for estimated declines in the realizable value of its inventories. The actual realizable value of the Company’s inventories may differ materially from these estimates based on future occurrences and any resulting change in the Company’s estimates. The Company separately classifies raw material inventory when the inventory for which the customer is contractually obligated to pay is not currently being utilized or is not expected to be used at a future date in production operations (see "Inventory Obligations of Certain Customers" above). At March 31, 2003, the Company has recorded inventory reserves of $1,032,290. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company’s inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of the Company’s technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring, additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that caused unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2003 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 required that, beginning April 1, 2002 goodwill would no longer be amortized for any intangible assets determined to have an indefinite useful life and acquired in a business combination accounted for under the purchase method and completed prior to June 30, 2001. In addition, the Company was required to assign goodwill to specific reporting units and then test it for impairment at least annually under a two step approach designed to compare the carrying value of each reporting unit to the fair value of the reporting unit. The Company was required to reassess its intangible assets, including goodwill recorded in connection with earlier acquisitions accounted for under the purchase method, including their useful lives. The Company adopted SFAS No. 141 and SFAS No. 142 on March 31, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. On April 1, 2002, the Company early adopted SFAS No. 143 which had no material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. On April 1, 2002, the Company adopted SFAS No. 144 which had no material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and amendment of FASB Statement No. 13, and Technical Corrections." This Statement, among other things, amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No.145 are effective for fiscal years beginning after May 15, 2002, and other provisions related to specific transactions are effective for those transactions occurring after May 15, 2002. On October 1, 2002, the Company adopted SFAS No. 145 which had no material impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include (a) certain termination benefits (so-called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, however earlier application is encouraged. On October 1, 2002, the Company adopted SFAS No. 146 which had no material impact on the Company’s financial condition or results of operations.

In November 2002 the FASB issued Financial Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45)." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No.123." SFAS No.148 amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years beginning after December 15, 2002, however earlier application is encouraged. The provisions of SFAS No. 148 have no material impact on the Company, as we do not plan to adopt the fair-value method of accounting for stock options at the current time.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company plans to adopt SFAS No. 149 on April 1, 2003 and expects that the adoption of SFAS No. 149 will not have a material impact on its financial condition and results of operations.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. One of the Company’s long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of March 31, 2003. A one percent change in the prime interest rate would increase or decrease interest expense by $2,395 on an annual basis on outstanding borrowings at March 31, 2003 on debt with adjustable interest rate provisions.

ITEM 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors

UQM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. and subsidiaries (Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

May 15, 2003

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2003	March 31, 2002

Assets

Current assets:
Cash and cash equivalents	$ 2,476,276	1,411,509
Accounts receivable (notes 13 and 20)	1,034,002	2,662,554
Costs and estimated earnings in excess of billings on uncompleted
contracts (note 2)	187,484	442,213
Inventory obligations of certain customers, net (note 3)	789,767	402,962
Inventories (notes 4 and 20)	1,620,262	4,233,350
Prepaid expenses	112,568	220,528
Equipment of discontinued operations held for sale, net (note 14)	-	1,253,432
Other	-	130,934

Total current assets	6,220,359	10,757,482

Property and equipment, at cost:
Land (note 9)	181,580	181,580
Building (note 9)	2,296,957	1,247,265
Machinery and equipment (notes 7 and 9)	6,962,596	8,622,471

	9,441,133	10,051,316
Less accumulated depreciation	(4,944,608)	(5,482,194)

Net property and equipment	4,496,525	4,569,122

Patent and trademark costs, net of accumulated amortization of $276,218
and $219,084	751,473	757,059

Other assets	24,205	45,872

	$ 11,492,562	16,129,535

See accompanying notes to consolidated financial statements.

                                                                                                                                  (Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	March 31, 2003	March 31, 2002

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 975,344	2,693,312
Other current liabilities (notes 8 and 20)	794,575	568,554
Current portion of deferred gain on sale of real estate (note 5)	-	322,139
Current portion of long-term debt (note 9)	116,921	562,043
Term debt and accrued future losses of discontinued operations
(notes 9 and 14)	-	789,960
Revolving line-of-credit (note 9)	-	2,254,000
Billings in excess of costs and estimated earnings on uncompleted
contracts (note 2)	223,378	382,739

Total current liabilities	2,110,218	7,572,747

Long-term debt, less current portion (note 9)	1,072,341	1,108,023

Total liabilities	3,182,559	8,680,770

Stockholders’ equity (notes 11 and 12):
Common stock, $.01 par value, 50,000,000 shares authorized;
18,844,515 and 17,679,848 shares issued and outstanding	188,445	176,798
Additional paid-in capital	55,885,486	51,444,359
Accumulated deficit	(47,356,028)	(43,757,378)
Accumulated other comprehensive loss	(384,300)	(384,300)
Note receivable from officer	(23,600)	(30,714)

Total stockholders’ equity	8,310,003	7,448,765

Commitments (notes 9, 16, and 18)

	$ 11,492,562	16,129,535

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Revenue (note 13):
Contract services	$ 2,985,639	2,999,342	2,283,292
Product sales	12,500,769	18,395,898	23,011,358

	15,486,408	21,395,240	25,294,650

Operating costs and expenses:
Costs of contract services	2,583,889	2,053,745	1,930,601
Costs of product sales	12,775,074	17,231,561	20,717,392
Research and development	117,735	98,940	103,231
General and administrative	3,579,407	3,729,064	3,786,669
Amortization of goodwill	-	270,348	270,348
Write-down of assets (note 7)	140,471	-	291,818
Write-down of goodwill (note 7)	-	4,348,633	-

	19,196,576	27,732,291	27,100,059

Loss from continuing operations before
other income (expense)	(3,710,168)	(6,337,051)	(1,805,409)

Other income (expense):
Interest income	28,035	64,067	59,588
Interest expense	(68,050)	(372,084)	(298,690)
Minority interest share of earnings of consolidated
subsidiary	-	-	(65,426)
Gain on sale of real estate	322,139	379,997	19,286
Other	14,365	(6,484)	48,113

	296,489	65,496	(237,129)

Loss from continuing operations	(3,413,679)	(6,271,555)	(2,042,538)

Discontinued operations (note 14):
Loss from operations of discontinued gear division	-	(644,650)	(1,097,584)
Loss on disposal of gear division including
operating losses during phase-out period	(184,971)	(1,676,450)	-

	(184,971)	(2,321,100)	(1,097,584)

Net loss	$ (3,598,650)	(8,592,655)	(3,140,122)

Net loss per common share -
basic and diluted (note 1)
Continuing operations	$ (.18)	(.36)	(.12)
Discontinued operations	(.01)	(.13)	(.06)

	$ (.19)	(.49)	(.18)

Weighted average number of shares of common stock
outstanding – basic and diluted	18,789,243	17,548,130	17,314,891

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
	Number of common shares issued	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Notes receivable due from officer	Treasury stock	Total stockholders’ equity

Balances at March 31, 2000	17,194,192	$171,942	49,382,877	(32,024,601)	(384,300)	-	-	17,145,918

Issuance of common stock upon exercise of
employee, director and consultant
options	212,408	2,124	1,094,961	-	-	(38,500)	(63,864)	994,721
Issuance of common stock upon exercise
of warrants	12,000	120	95,880	-	-	-	-	96,000
Issuance of common stock under
employee stock purchase plan	6,774	68	29,202	-	-	-	-	29,270
Issuance of common stock for services	5,967	59	44,944	-	-	-	-	45,003
Compensation expense accrued for
issuance of common stock
options granted for services	-	-	42,040	-	-	-	-	42,040
Comprehensive loss:
Net loss	-	-	-	(3,140,122)	-	-	-	(3,140,122)
Translation adjustment	-	-	-	-	-	-	-	-

Total comprehensive loss	-	-	-	(3,140,122)	-	-	-	(3,140,122)

Retirement of treasury shares	(7,983)	(80)	(63,784)	-	-	-	63,864	-

Repayment of officers' notes	-	-	-	-	-	1,283	-	1,283

Balances at March 31, 2001	17,423,358	174,233	50,626,120	(35,164,723)	(384,300)	(37,217)	-	15,214,113

Issuance of common stock upon
exercise of employee, director
and consultant options	301,541	3,015	998,042	-	-	-	(337,696)	663,361
Proceeds from extension of warrants	-	-	105,007	-	-	-	-	105,007
Issuance of common stock under
employee stock purchase plan	10,799	108	42,770	-	-	-	-	42,878
Compensation expense accrued for
issuance of common stock
options granted for services	-	-	9,558	-	-	-	-	9,558
Comprehensive loss:
Net loss	-	-	-	(8,592,655)	-	-	-	(8,592,655)
Translation adjustment	-	-	-	-	-	-	-	-

Total comprehensive loss	-	-	-	(8,592,655)	-	-	-	(8,592,655)

Retirement of treasury shares	(55,850)	(558)	(337,138)	-	-	-	337,696	-

Repayment of officers' notes	-	-	-	-	-	6,503	-	6,503

Balances at March 31, 2002	17,679,848	176,798	51,444,359	(43,757,378)	(384,300)	(30,714)	-	7,448,765

Issuance of common stock in secondary
offering, net of offering costs	1,160,095	11,601	4,423,611	-	-	-	-	4,435,212
Issuance of common stock under
employee stock purchase plan	2,572	26	9,216	-	-	-	-	9,242
Compensation expense accrued for issuance
of common stock options granted for
services	2,000	20	8,300	-	-	-	-	8,320
Comprehensive loss:
Net loss	-	-	-	(3,598,650)	-	-	-	(3,598,650)
Translation adjustment	-	-	-	-	-	-	-	-

Total comprehensive loss	-	-	-	(3,598,650)	-	-	-	(3,598,650)

Repayment of officers' notes	-	-	-	-	-	7,114	-	7,114

Balances of March 31, 2003	18,844,515	$188,445	55,885,486	(47,356,028)	(384,300)	(23,600)	-	8,310,003

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Cash flows from operating activities of continuing operations :
Loss from continuing operations	$ (3,413,679)	(6,271,555)	(2,042,538)
Adjustments to reconcile loss from continuing operations
to net cash provided (used) by operating activities
of continuing operations:
Loss reserves for inventory
and inventory obligations of customers	845,002	184,846	288,323
Depreciation and amortization	1,355,859	1,605,916	1,439,339
Gain on sale of real estate by consolidated
subsidiary net of minority interest	-	(50,000)	(771,421)
Deferred gain on sale of real estate	(322,139)	(379,997)	752,136
Write-down of assets	140,471	-	291,818
Write-down of goodwill	-	4,348,633	-
Minority interest share of earnings of consolidated
subsidiary	-	-	65,426
Non-cash compensation expense for common stock,
stock options and warrants issued for services	8,320	9,558	87,043
Loss on disposal of property and equipment	-	6,493	2,917
Other	21,667	2,443	(5,426)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	1,656,013	1,182,259	(1,189,274)
Inventory obligations of certain customers	(642,788)	(514,689)	-
Inventories	2,024,069	2,309,346	(3,873,863)
Prepaid expenses and other current assets	238,894	(129,632)	(54,926)
Accounts payable and other current liabilities	(1,263,423)	(541,604)	1,434,932
Billings in excess of costs and estimated
earnings on uncompleted contracts	(159,361)	184,919	118,320

Net cash provided (used) by
operating activities	488,905	1,946,936	(3,457,194)

Cash flows from investing activities of continuing operations:
Acquisition of property and equipment	(304,114)	(513,973)	(2,151,041)
Expansion of facility	(1,049,692)	-	-
Increase in patent and trademark costs	(64,341)	(74,232)	(45,551)
Proceeds from sale of property and equipment	-	-	7,000
Proceeds from sale of real estate by subsidiary, net	-	-	2,961,158
Distribution to minority interest on liquidation of
consolidated subsidiary	-	-	(1,208,793)
Investment in other long-term assets	-	-	(75,000)
Proceeds from sale of Germany joint venture	-	-	400,000

Net cash used by investing activities	(1,418,147)	(588,205)	(112,227)

See accompanying notes to consolidated financial statements.
		(Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Cash flows from financing activities
of continuing operations:
Borrowings (repayment) on revolving line-of-credit, net	(2,254,000)	(1,783,000)	4,037,000
Proceeds from borrowings	1,225,000	-	700,000
Repayment of debt	(1,705,804)	(849,064)	(750,842)
Repayment of mortgage on sale of real estate by
subsidiary	-	-	(581,400)
Issuance of common stock in secondary offering,
net of offering costs	4,435,212	-	-
Issuance of common stock upon exercise of employee
options, net of note repayments	7,114	669,864	996,004
Issuance of common stock under employee
stock purchase plan	9,242	42,878	29,270
Issuance of common stock upon exercise of warrants	-	-	96,000
Proceeds from extension of warrants	-	105,007	-
Distributions paid to holders of minority interest	-	-	(56,121)

Net cash provided (used)
by financing activities	1,716,764	(1,814,315)	4,469,911

Cash provided (used) by continuing operations	787,522	(455,584)	900,490

Net cash provided (used) by discontinued operations	277,245	(531,913)	(586,599)

Increase (decrease) in cash and cash equivalents	1,064,767	(987,497)	313,891

Cash and cash equivalents at beginning of year	1,411,509	2,399,006	2,085,115

Cash and cash equivalents at end of year	$ 2,476,276	1,411,509	2,399,006

Interest paid in cash during the year	$ 93,302	389,099	429,764

Non-Cash Investing and Financing Transactions:

In accordance with the provisions of the Company’s stock option plans, the Company accepts as payment of the exercise price or as repayment of promissory notes from officers issued under the option plans, mature shares of the Company’s common stock held by the option holder for a period of six months prior to the date of the option exercise or promissory note repayment. For the years ended March 31, 2002 and 2001, the Company issued 110,059 and 20,045 shares of common stock for an aggregate exercise price of $337,696 and $63,864 respectively, for which the Company received 55,850 and 7,983 shares of common stock as payment for the exercise price.

Prior to the enactment of the Sabanes-Oxley Act of 2002, the Company accepted promissory notes from officers of the Company in satisfaction of the exercise price of options exercised. These notes receivable were recorded as a reduction of stockholders’ equity in the consolidated financial statements. For the year ended March 31, 2001, the Company issued 11,000 shares of common stock for an aggregate exercise price of $38,500 for which the Company received a promissory note for the same amount.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

     (a)         Description of Business

UQM Technologies, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electronic controls for such motors and the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products. Prior to the fiscal year ended March 31, 2002 when operations were discontinued, the Company was engaged in the grinding and manufacture of high precision gears (see note 14 below). The Company’s revenue is derived primarily from product sales to customers in the automotive, agriculture, telecommunications, industrial, medical and aerospace markets, and from contract research and development services. The Company is impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the ability of the Company and its partners to commercialize its products and technology.

      (b)         Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and those of all majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in affiliated entities in which the Company has less than a 50 percent ownership interest and the ability to exercise significant influence are accounted for by the equity method. Under the equity method, the investment is originally recorded at cost and subsequently adjusted to recognize the Company’s share of the net income or losses of the affiliates. Recognition of any such losses is generally limited to the extent of the Company’s investment in, advances to, commitments and guarantees for the investee.

Other investments, in which the Company has a minimal ownership interest and does not exercise significant influence, are carried at cost.

      (c)         Cash and Cash Equivalents

The Company considers cash on hand and investments with original maturities of three months or less to be cash equivalents.

      (d)             Accounts Receivables

The Company extends unsecured credit to most of its customers following a review of the customers credit history. The Company establishes an allowance for doubtful accounts based upon estimates of credit risk, historical trends and other information.

       (e)         Inventory Obligations of Certain Customers

The Company separately classifies inventories not currently being used or expected to be used in future production operations for which current or former customers are contractually obligated. The collectibility of these accounts is periodically assessed by management, who establishes appropriate reserves for its estimates of potentially uncollectible amounts.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

      (f)         Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on the Company’s assessment of recoverability of slow moving inventory items

      (g)         Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years, except for buildings, which are depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

      (h)        Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by the Company for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

     (i)         Goodwill

The excess of the consideration exchanged over the fair value of the net assets obtained in acquisitions is recorded as goodwill. Prior to fiscal 2003, amortization of goodwill was calculated using the straight-line method over a period of 20 years. Adjusted net loss for the years ended March 31, 2003, 2002 and 2001, assuming goodwill amortization had been excluded from net loss, would have been $3,598,650, $8,322,307 and $2,869,774, respectively.

      (j)         Impairment of Long-Lived Assets

The Company periodically evaluates whether circumstances or events have affected the recoverability of long-lived assets including goodwill and other intangible assets. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected future cash flows.

      (k)         Contract Services Revenue and Cost Recognition

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

     (l)         Income Taxes

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

      (m)         Research and Development

Costs of researching and developing new technology or significantly altering existing technology are charged to operations as incurred.

      (n)         Equity Compensation

The Company periodically issues common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is recorded based upon the fair market value of the Company’s common stock on the date of issuance. For issuances of stock options to employees and directors the Company measures compensation costs using the intrinsic value method. Stock options granted to non-employees are accounted for under the fair value method.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:
	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Net loss - as reported	$ (3,598,650)	(8,592,655)	(3,140,122)
Deduct: Additional stock-based employee
compensation expense determined under fair
value method for all awards, net of related tax
effects:
Current period option grants	(63,274)	(82,981)	(219,753)
Prior period option grants	(1,062,219)	(1,283,110)	(778,689)

Pro forma net loss	$ (4,724,143)	(9,958,746)	(4,138,564)

Earnings per share:

Basic and diluted - as reported	$ (.19)	(.49)	(.18)

Basic and diluted - pro forma	$ (.25)	(.57)	(.24)

The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:
	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Expected volatility	49.6%	48.4%	48.4%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.3%	4.7%	5.3%
Expected life of option granted	6 years	6 years	6 years
Fair value of options granted as computed
under the Black Scholes option pricing
models	$ 1.39 per	$ 2.16 per	$ 4.75 per
	share	share	share

      Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:
Fiscal Year Ended March 31,	Pro Forma Compensation Expense

2004	$ 797,460
2005	$ 393,062
2006	$ 146,270

        (o)        Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss items which under generally accepted accounting principles are excluded from net loss but included as a component of stockholders’ equity. At March 31, 2003 and 2002, the Company’s comprehensive loss was equal to its

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

net loss and accumulated other comprehensive loss consisted entirely of unrealized foreign currency losses relating to the Company’s investment in Taiwan UQM Electric Co., Ltd.

(p)         Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common shareholders by all outstanding and dilutive potential shares during the periods presented, unless the effect is antidilutive. For the fiscal years ended March 31, 2003, 2002 and 2001, outstanding option to purchase 2,807,473, 2,820,332 and 2,861,880 shares of its common stock, respectively, and warrants to purchase 420,269, 188,250 and 299,375 shares of its common stock, respectively, were outstanding. Dilutive options and warrants determined under the treasury stock method to acquire 8,683 shares, 332,825 shares and 661,045 shares of common stock for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted loss per share because to do so would be antidilutive.

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

         (s)         New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 required that, beginning April 1, 2002 goodwill would no longer be amortized for any intangible assets determined to have an indefinite useful life and acquired in a business combination accounted for under the purchase method and completed prior to June 30, 2001. In addition, the Company was required to assign goodwill to specific reporting units and then test it for impairment at least annually under a two step approach designed to compare the carrying value of each reporting unit to the fair value of the reporting unit. The Company was required to reassess its intangible assets, including goodwill recorded in connection with earlier acquisitions accounted for under the purchase method, including their useful lives. The Company adopted SFAS No. 141 and SFAS No. 142 on March 31, 2002.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)      Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2003, the estimated period to complete contracts in process ranged from 1 to 9 months, and the Company expects to collect substantially all related accounts receivable arising therefrom within ten months.

The following summarizes contracts in process at March 31, 2003, and 2002:

	March 31, 2003	March 31, 2002

Costs incurred on uncompleted contracts	$ 1,903,214	2,486,598
Estimated earnings	619,403	1,025,313

	2,522,617	3,511,911
Less billings to date	(2,558,511)	(3,452,437)

	$ (35,894)	59,474

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 187,484	442,213
Billings in excess of costs and estimated earnings on
uncompleted contracts	(223,378)	(382,739)

	$ (35,894)	59,474

  Inventory Obligations of Certain Customers

The Company requires substantially all of the customers of its electronic products segment to contractually commit to pay for any non-returnable or non-cancelable raw material inventory purchased by the Company on behalf of the customer. The Company separately classifies raw material inventory covered under these purchase commitments that is not currently being used or expected to be used in future production operations and is seeking recovery from these customers.

The value of raw materials inventory held pursuant to purchase obligations is as follows:
	March 31, 2003	March 31, 2002

Inventory obligations of customers	$ 1,157,477	514,689
Less: Allowance for uncollectible amounts	(367,710)	(111,727)

	$ 789,767	402,962

 UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)     Inventories

         Inventories at March 31, 2003, and 2002 consist of:
	March 31, 2003	March 31, 2002

Raw materials, net	$ 1,118,944	3,397,268
Work in process	136,683	572,664
Finished products	364,635	263,418

	$ 1,620,262	4,233,350

(5)     Limited Liability Company

In September 1992, the Company and a private investor formed a Colorado limited liability company to acquire, own and maintain a 40,000 square-foot facility in Golden, Colorado, and the surrounding land. This facility served as the Company’s corporate headquarters through September 2002. Ownership in this limited liability company was divided equally between the Company and the private investor. However, the Company was deemed to have a controlling interest in the limited liability company by virtue of the operating agreement which authorized the Company to make all decisions with respect to the business of the limited liability company, subject only to certain protective rights of the private investor, and by virtue of the lease agreement with the limited liability Company covering the entire facility.

The limited liability Company was accounted for as a consolidated subsidiary. Minority interest in consolidated subsidiary represents the private investor’s allocable portion of the equity of the consolidated subsidiary.

In January 2001, the limited liability company sold the Golden, Colorado real estate held by it for $3.0 million in cash. Subsequent to the sale the limited liability company was liquidated. Cash proceeds to the Company from the transaction and the subsequent liquidation were $1.2 million. Recognition of the Company’s gain on the transaction of $702,136 was deferred and recognized ratably over the remaining term of the Company’s lease of the facility. The Company’s lease on the facility expired in September 2002.

(6)     Investment in Taiwan Joint Venture

The Company has a 38-1/4 percent interest in a joint venture, Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), with Kwang Yang Motor Co., Ltd., and Turn-Luckily Technology Co., Ltd.

Since its inception, Taiwan UQM has incurred substantial operating losses and the Company has reported its proportionate share of such losses and foreign exchange rate fluctuations as a reduction in the recorded value of its investment in Taiwan UQM under the equity method of accounting. On September 30, 1999 the Company wrote down the carrying value of this investment from $1,476,233 to zero. Consequently, the Company discontinued recording its share of the net losses of the joint venture subsequent to the date of the write-down. Prior to the write-down the Company reported its proportionate share of the losses of Taiwan UQM under the equity method of accounting.

The cumulative foreign currency translation adjustments with respect to the Taiwan joint venture is included in accumulated other comprehensive income until the investment is sold or liquidated.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)     Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2003, the Company recorded total impairment charges of $140,471 for obsolete equipment.

For the fiscal year ended March 31, 2002, the Company determined that goodwill associated with the purchase of its electronic products segment was impaired and the Company recorded a charge of $4,348,633.

During the fiscal year ended March 31, 2001, the Company recorded an impairment charge associated with the retirement of certain manufacturing equipment in the amount of $216,818. Also during the year, the Company wrote down the carrying value of its investment in Aeromax and associated trade amounts receivable from Aeromax totaling $103,583.

(8)     Other Current Liabilities

        Other current liabilities at March 31, 2003 and 2002, consists of:

	March 31, 2003	March 31, 2002

Accrued legal and accounting fees	$ 81,300	134,200
Accrued payroll and employee benefits	176,101	210,255
Accrued personal property and real estate taxes	37,323	106,109
Accrued warranty costs	45,927	35,169
Accrued raw material purchases	149,376	-
Accrued losses on engineering contracts	92,356	2,331
Customer deposits	79,188	14,500
Accrued rents	32,919	-
Accrued royalties	18,404	19,788
Other	81,681	46,202

	$ 794,575	568,554

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)    Long-term debt

       Long-term debt at March 31, 2003 and 2002 consists of:
	March 31, 2003	March 31,2002

Note payable to bank, payable in monthly installments with interest
at 8.65%; matures July 2003; secured by land and building	$ -	550,914
Notes payable to bank, payable in monthly installments with interest at 8.5%; matures April, September, and November 2005; secured
by equipment	-	412,592
Note payable to bank, payable in monthly installments with interest
at 9.50%; matures June 2006; secured by equipment	-	39,080
Note payable to bank, payable in monthly installments with interest
at 7.70%; matures March 2004; secured by equipment	-	667,317
Note payable to bank, payable in monthly installments with interest
at 8.75%, matures August 2004	-	451,835
Note payable to bank, payable in monthly installments with interest
at 7.25%; matures November 2005; secured by land and building	949,774	-
Note payable to a development partnership in monthly installments with interest at national prime interest rate plus 2 percent
(6.25% or March 31, 2003) adjusted annually on anniversary of
loan; matures December 2007; secured by land and building	239,488	-

Total long-term debt	1,189,262	2,121,738
Less: current portion	116,921	1,013,715

Long-term debt, less current portion	$ 1,072,341	1,108,023

The loan agreement related to the Company’s facility in Frederick, Colorado requires the Company to maintain certain financial ratios as defined in the agreement. At March 31, 2003, the Company was in compliance with these covenants.

The annual aggregate contractual maturities of long-term debt for each of the next five fiscal years are as follows:
2004	$ 116,921
2005	125,302
2006	850,783
2007	54,014
2008	42,242

$ 1,189,262

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)    Income Taxes

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:
	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Computed "expected" tax benefit	$ (1,160,651)	(2,921,503)	(1,067,641)
Increase (decrease) in taxes resulting from:
Amortization of goodwill not deductible
for tax	-	1,570,454	91,820
Expiration of net operating loss (NOL)
carry-forwards	-	-	126,992
Adjustment to deferred tax assets and liabilities
for prior period corrections	(2,645,218)	-	-
Increase in valuation allowance for net
deferred tax assets	3,997,211	1,478,996	884,072
Other, net	(191,342)	(127,947)	(35,243)

Income tax benefit	$ -	-	-

   The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
	March 31, 2003	March 31, 2002

Deferred tax assets:
Research and development credit carryforwards	$ 73,628	74,215
Net operating loss carryforwards - Federal	14,447,583	10,172,169
Accruals and reserves	611,444	260,478
Property and equipment	802,113	655,686
Intangible Assets	(103,641)	671,368
Write-down of investments	1,170,724	1,170,724

Total deferred tax assets	17,001,851	13,004,640

Less valuation allowance	(17,001,851)	(13,004,640)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2003, the Company had net operating loss carryforwards (NOL) of approximately $45 million for U.S. income tax purposes that expire in varying amounts through 2023. Approximately $3 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which would restrict the use of NOLs. In addition, any Section 382 limitation could be further reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)   Stockholders’ Equity

In April 2002, the Company completed a secondary offering at 1,160,095 shares of common stock together with two-year warrants to acquire additional 232,019 shares of common stock at an exercise price of $5.73 per share. Cash proceeds to the Company, net of offering costs were $4,435,212.

(12)  Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

The Company has 1,078,085 shares of common stock available for future grant to key employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Company’s plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan, the Company issued stock options under its 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans:
	Shares Under Option	Weighted-Average Exercise Price

Outstanding at March 31, 2000	3,231,394	$ 6.01
Granted	472,633	$ 7.18
Exercised	(212,408)	$ 5.16
Forfeited	(676,799)	$ 7.31

Outstanding at March 31, 2001	2,814,820	$ 5.96
Granted	472,500	$ 4.16
Exercised	(301,541)	$ 3.32
Forfeited	(219,583)	$ 6.96

Outstanding at March 31, 2002	2,766,196	$ 5.87
Granted	422,500	$ 2.76
Forfeited	(410,568)	$ 5.77

Outstanding at March 31, 2003	2,778,128	$ 5.41

Exercisable at March 31, 2003	2,014,807	$ 6.03

 UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents summarized information about stock options outstanding at March 31, 2003:
	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/03	Weighted Average Exercise Price

$2.75 - 3.31	717,613	7.3 years	$2.99	303,198	$3.31
$3.59 - 5.00	891,622	5.9 years	$4.29	643,667	$4.35
$6.25 - 8.75	1,168,893	4.9 years	$7.76	1,067,942	$7.82

$2.75 - 8.75	2,778,128	5.8 years	$5.41	2,014,807	$6.03

 Non-Employee Director Stock Option Plan

In February 1994, the Company’s Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. The Company has 253,333 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table presents summarized activity under the plan:
	Shares Under Option	Weighted - Average Exercise Price

Outstanding at March 31, 2000	41,275	$ 5.68
Granted	5,785	$ 7.94

Outstanding at March 31, 2001	47,060	$ 5.96
Granted	7,076	$ 5.85

Outstanding at March 31, 2002	54,136	$ 5.94
Granted	16,484	$ 2.55
Forfeited	(41,275)	$ 5.68

Outstanding at March 31, 2003	29,345	$ 4.41

Exercisable at March 31, 2003	27,417	$ 4.16

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents summarized information about stock options outstanding for non-employee directors:
	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/03	Weighted Average Exercise Price

$2.55 – 2.55	16,484	2.3 years	$2.55	16,484	$2.55
$5.85 – 8.00	12,861	1.4 years	$6.79	10,933	$6.59

$2.55 – 8.00	29,345	1.9 years	$4.41	27,417	$4.16

  Warrants

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company’s common stock. The warrants have an exercise price of $5.73 per share. All of the warrants were outstanding at March 31, 2003.

The Company completed a private placement in fiscal 1998 of 750,000 units which consisted of one common share and one warrant at an exercise price of $8.00 per share. The warrants were scheduled to expire two years from the date of issuance. In March 2000, warrants to acquire 299,375 shares of common stock were extended for eighteen months. Of the originally extended warrants, warrants to purchase 188,250 shares of common stock were extended for an additional period of two years in fiscal 2002 at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. The warrants expire in October 2003. All of the extended warrants were outstanding at March 31, 2003.

(13) Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:
	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Tyco International	$ 3,874,903	5,397,571	4,706,810
HandEra, Inc.	584,111	1,066,190	6,427,983
Invacare Corporation	4,136,328	4,001,270	2,805,300

	$ 8,595,342	10,465,031	13,940,093

Percentage of revenue	56%	49%	55%

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

These customers also represented 64%, 48% and 73% of total accounts receivable at March 31, 2003, 2002 and 2001, respectively. Tyco International and HandEra, Inc. are customers of the Company’s electronic product segment and Invacare Corporation is a customer of the mechanical products segment. Tyco International has notified the Company that they will not place additional orders with after their current purchase commitment is fulfilled in August 2003. The Company’s electronic products segment manufactures products to customers’ design specification as a contract manufacturer. As such, the Company purchases inventory on behalf of customers based on the understanding that the customer is financially obligated in the event their production order with the Company is cancelled or otherwise not fulfilled. The amount of raw materials inventory held for Tyco International and HandEra, Inc. amounted to $0.3 million and $0.15 million as of March 31, 2003. Inventories consisting of raw materials work-in-progress and finished goods for Invacare Corporation were approximately $0.2 million as of March 31, 2003.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $1,162,967, $1,040,251 and $853,341 for the years ended March 31, 2003, 2002 and 2001, respectively.

(14) Discontinued Operations

In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which was part of its mechanical products segment.

The operating results of this division for the years ended March 31, 2003, 2002 and 2001 have been reported separately as discontinued operations together with estimated losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

Net sales and net loss from the discontinued gear division are shown in the following table. Losses for the nine months phase-out period ended June 30, 2002 were applied as a reduction of the liability for accrued future losses of discontinued operations.
	For The Year Ended March 31,

	2003	2002	2001

Net sales	$ 127,239	1,453,851	1,602,421
Net loss	$ (184,971)	(2,321,100)	(1,097,584)

 UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Assets and liabilities of the discontinued gear division were as follows:
	March 31, 2003	March 31, 2002

Accounts receivable, inventories and other assets	$ -	227,268
Property and equipment, net	-	1,253,432
Goodwill, net	-	-

Total assets	-	1,480,700

Accounts payable and other liabilities	-	228,525
Accrued future loses of discontinued operations	-	338,288
Term debt	-	451,672

Total liabilities	-	1,018,485

Net assets of discontinued gear division	$ -	462,215

(15)    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt and revolving line-of-credit:

The carrying amount of the Company’s long-term debt approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to the Company providing comparable security to the lender.

(16)    Employee Benefit Plans

401(k) Plan

The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company currently matches 33% of participants contributions, subject to certain limitations. These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $78,621, $97,370 and $99,179 for the years ended March 31, 2003, 2002 and 2001, respectively.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Purchase Plan

The Company has established a Stock Purchase Plan, which allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at specified dates. The Company has reserved 123,542 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2003, 2002 and 2001, the Company issued 2,572, 10,799 and 6,774 shares of common stock, respectively, under the Stock Purchase Plan.

(17)    Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company’s technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in note 14 the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense is allocated equally to each segment.

Intersegment sales or transfers which were eliminated upon consolidation were $128,545, $146,903 and $75,635 for the years ended March 31, 2003, 2002 and 2001, respectively.

In September 2003, the Technology segment began leasing office, production and laboratory space in a building owned by the mechanical products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments which amounted to $88,274 for the year ended March 31, 2003 were eliminated upon consolidation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the year ended March 31, 2003:
	Technology	Mechanical Products	Electronic Products	Total

Revenue	$ 3,416,032	4,136,328	7,934,048	15,486,408
Interest income	26,586	1,449	-	28,035
Interest expense	-	(60,761)	(7,289)	(68,050)
Depreciation and amortization	(311,440)	(203,732)	(840,687)	(1,355,859)
Write-down of other assets	(15,886)	(10,498)	(114,087)	(140,471)
Segment earnings (loss) from
continuing operations	(408,831)	69,527	(3,074,375)	(3,413,679)
Net loss	(408,831)	(115,444)	(3,074,375)	(3,598,650)
Total segment assets	4,167,175	3,055,249	4,270,138	11,492,562
Expenditures for segment assets	$ (319,224)	(1,093,430)	(5,493)	(1,418,147)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the year ended March 31, 2002:
	Technology	Mechanical Products	Electronic Products	Total

Revenue	$ 3,747,725	4,001,270	13,646,245	21,395,240
Interest income	61,207	2,860	-	64,067
Interest expense	-	(34,459)	(337,625)	(372,084)
Depreciation and amortization	(321,466)	(164,324)	(849,778)	(1,335,568)
Goodwill amortization	-	-	(270,348)	(270,348)
Write-down of goodwill	-	-	(4,348,633)	(4,348,633)
Segment earnings (loss) from
continuing operations	32,078	23,160	(6,326,793)	(6,271,555)
Net earnings (loss)	32,078	(2,297,940)	(6,326,793)	(8,592,655)
Assets of continuing operations	5,019,416	2,755,640	6,873,779	14,648,835
Assets of discontinued operations	-	1,480,700	-	1,480,700
Total segment assets	5,019,416	4,236,340	6,873,779	16,129,535
Expenditures for segment assets	$ (258,079)	(14,454)	(315,672)	(588,205)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Segment information has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the year ended March 31, 2001:

	Technology	Mechanical Products	Electronic Products	Total

Revenue	$ 3,378,396	2,805,300	19,110,954	25,294,650
Interest income	58,782	806	-	59,588
Interest expense	(45,795)	(16,847)	(236,048)	(298,690)
Depreciation and amortization	(398,344)	(101,418)	(669,229)	(1,168,991)
Goodwill amortization	-	-	(270,348)	(270,348)
Write-down of investments and other assets	(75,000)	-	(216,818)	(291,818)
Segment earnings (loss) from
continuing operations	(921,583)	219,325	(1,340,280)	(2,042,538)
Net loss	(921,583)	(878,259)	(1,340,280)	(3,140,122)
Assets of continuing operations	5,623,473	2,563,612	15,880,154	24,067,239
Assets of discontinued operations	-	3,414,354	-	3,414,354
Total segment assets	5,623,473	5,977,966	15,880,154	27,481,593
Expenditures for segment assets	$ (401,024)	(7,717)	(1,862,851)	(2,271,592)

(18)    Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with two of its officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $2,052,000.

Lease Commitments

The Company has entered into operating lease agreements for office space and equipment, which expire at various times through 2007. As of March 31, 2003, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:
Year ending March 31:

2004	$ 206,729
2005	299,405
2006	299,371
2007	288,564

$ 1,094,069

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Rental expense under these leases totaled approximately $378,995, $552,883 and $565,109 for the years ended March 31, 2003, 2002 and 2001, respectively.

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly-owned subsidiary of Ingersoll Rand Corporation, a former customer of its electronics product segment seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $375,000 plus attorneys fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. In November 2002, the Company also filed an additional lawsuit against another former customer of its electronics product segment in the Circuit Court of St. Louis County, Missouri seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $180,000 plus attorneys fees and other costs. Both actions are currently scheduled for trial in the fall of 2003. It is not possible to predict or determine the outcome of these legal actions, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flow, although there can be no assurance that adverse developments in these matters could not have a material impact on a future reporting period.

(19)    Interim Financial Data (unaudited)
	For The Quarter Ended

	June 30	September 30	December 31	March 31

Fiscal year 2003

Sales	$ 4,772,613	4,072,950	3,701,837	2,939,008
Gross profit (loss)	$ 377,307	130,022	(259,625)	(120,259)
Loss from continuing operations	$ (412,920)	(887,784)	(1,273,335)	(839,640)
Net loss	$ (597,891)	(887,784)	(1,273,335)	(839,640)
Loss per common share from continuing
operations - basic and diluted	$ (0.02)	(0.05)	(0.07)	(0.04)
Net loss per common share -
basic and diluted	$ (0.03)	(0.05)	(0.07)	(0.04)

Fiscal year 2002

Sales	$ 6,509,793	5,221,488	5,165,969	4,497,990
Gross profit	$ 918,101	450,576	363,295	377,962
Loss from continuing operations	$ (172,679)	(782,781)	(579,750)	(4,736,345)
Net loss	$ (487,805)	(2,788,755)	(579,750)	(4,736,345)
Loss per common share from continuing
operations - basic and diluted	$ (0.01)	(0.05)	(0.03)	(0.27)
Net loss per common share -
basic and diluted	$ (0.03)	(0.16)	(0.03)	(0.27)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Valuation and Qualifying Accounts
		Additions

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance End of Year

Year ended March 31, 2003

Deducted from asset accounts:
Allowance for doubtful accounts:
Accounts receivable	$ 33,054	-	-	4,298(A)	$ 28,756
Inventory obligations of
certain customers, net	$ 111,727	255,983	-	-	$ 367,710
Inventory obsolescence reserve	$ 443,271	686,750	-	97,731(B)	$ 1,032,290
Accrued warranty cost	$ 35,169	105,144	-	94,386(C)	$ 45,927

Year ended March 31, 2002

Deducted from asset accounts:
Allowance for doubtful accounts:
Accounts receivable	$ 41,540	31,438	-	39,924(A)	$ 33,054
Inventory obligations of
certain customers, net	$ -	111,727	-	-	$ 111,727
Inventory obsolescence reserve	$ 370,152	229,905	-	156,786(B)	$ 443,271
Accrued warranty cost	$ 34,275	109,209	-	108,315(C)	$ 35,169

Year ended March 31, 2001

Deducted from asset accounts:
Allowance for doubtful accounts	$ 2,674	57,257	-	18,391(A)	$ 41,540
Inventory obsolescence reserve	$ 81,829	400,822	-	112,499(B)	$ 370,152
Accrued warranty cost	$ 6,473	44,657	-	16,855(C)	$ 34,275

      Note (A) Uncollectible accounts written off, net of recoveries.

      Note (B) Amounts written off or payments received on liquidation.

      Note (C)  Represents actual warranty payments for units returned under warranty.

ITEM 9.       CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10 Directors and Executive Officers – Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Compliance" and "Code of Business Ethics" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 19, 2003.

Item 11 Executive Compensation - The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2003" and "Aggregate Option Exercises During Fiscal Year 2003 and Option Values at the End of Fiscal Year 2003" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 19, 2003.

Item 12 Security Ownership of Certain Beneficial Owners and Management - The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 19, 2003.

Item 13 Certain Relationships and Related Transactions - The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 19, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In response to recent legislation and resulting regulatory rulemaking, the Company established a disclosure control policy which is designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and communicated to the Chief Executive Officer and Chief Financial Officer, as required, to allow for the filing of required reports within the time periods specified by the Securities and Exchange Commission. Pursuant to this policy, the Company has established a Disclosure Control Committee to review potentially reportable items or events and make recommendations to the Chief Executive Officer as to the appropriate disposition.

Changes in Internal Control

Internal control is a process, effected by the Company’s board of directors, management and other personnel, designed to provide management with reasonable, but not absolute, assurance regarding the achievement of objectives in the following categories: 1) reliability of financial reporting; 2) effectiveness and efficiency of operations; and 3) compliance with applicable laws and regulations. A system of internal controls will generally have the objective of ensuring that; 1) transactions are executed in accordance with management’s general or specific authorization; 2) transactions are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles and other regulatory requirements applicable to such statements and maintain accountability for assets; 3) access to assets is permitted only in accordance with management’s authorization; and 4) recorded assets are compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. In addition, the preparation of financial statements requires the use of estimates and judgments, which are subjective and relate largely to future conditions and events. Accordingly, internal controls relating to estimates and judgments are limited to procedures designed to provide reasonable assurance those individuals at appropriate levels in the organization review and consider sufficient, reliable information in making estimates and judgments.

The Company’s Chief Executive Officer and Chief Financial Officer supervised an evaluation of the design and operation of the Company’s system of internal controls within the 90 days proceeding the date of filing of this report. No significant deficiencies were noted which could affect our ability to record, process, summarize and report financial data. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 15 is incorporated by reference from and contained under the heading "Relationship with Independent Accountants" in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held August 19, 2003.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     1.   Financial Statements:

UQM Technologies, Inc. (included in Part II):

Independent Auditors' Report.

Consolidated Balance Sheets, March 31, 2003 and March 31, 2002.

Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001.

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

4.2 Form of Warrant Agreement. Reference is made to Exhibit 4.1 of the Company’s  Registration Statement, Amendment  No. 6, on Form S-3/A (File No. 333-75520), filed on April 11, 2002 which is incorporated herein by reference.

10.1 UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.

10.2 UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Annual Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993 which is incorporated herein by reference.

10.3 Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.4         Supply Agreement between the Company and Invacare Corporation dated April 1, 1999. Portions have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.19 in the Company's Annual Report on Form 10-K/A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.5         License Agreement between the Company and Invacare Corporation July 23, 1997. Portions have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.20 in the Company's Annual Report on Form 10-K/A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.6         UQM Technologies, Inc. 2002 Equity Incentive Plan. Reference is made to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (No.1-10869) filed on June 26, 2002 which is incorporated herein by reference.

10.7         Employment Agreement between the Company and William G. Rankin.

10.8         Employment Agreement between the Company and Donald A. French.

10.9         Incentive Stock Option Agreement between the Company and William G. Rankin.

10.10        Incentive Stock Option Agreement between the Company and Donald A. French.

10.11        Non-qualified Stock Option Agreement between the Company and William G. Rankin.

10.12        Non-qualified Stock Option Agreement between the Company and Donald A. French.

21             Subsidiaries of the Company.

23.1          Consent of KPMG LLP.

99.1          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 27th day of May, 2003.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:    "William G. Rankin"
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicted and on the date indicated.
Signature	Title	Date
"William G. Rankin" William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 27, 2003
"Donald A. French" Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 27, 2003
"Ernest H. Drew" Ernest H. Drew	Director	May 27, 2003
"Stephen J. Roy" Stephen J. Roy	Director	May 27, 2003
"Jerome Granrud" Jerome Granrud	Director	May 27, 2003
"Don Vanlandingham" Don Vanlandingham	Director	May 27, 2003

Certification

I, William G. Rankin, certify that:

1.    I have reviewed this annual report on Form 10-K of UQM Technologies, Inc.

2.    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

/s/   William G. Rankin
William G. Rankin
Chairman, President and
 Chief Executive Officer

Certification

I, Donald A. French, certify that:

1.    I have reviewed this annual report on Form 10-K of UQM Technologies, Inc.

2.    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal control; and

b.    any fraud, whether or not material, that involves management or other employees who have a  significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

/s/     Donald A. French
Donald A. French
Treasurer, Secretary and
Chief Financial Officer