Form 10-Q
period 2003-06-30
UQM TECHNOLOGIES INC
filed 2003-07-23
CIK 315449

TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes.       No.    X   .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 18, 2003 was 18,847,980.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.       Financial Statements

                  Consolidated balance sheets as of June 30, 2003 and March 31, 2003

              Consolidated statements of operations for the quarters ended June 30, 2003 and 2002

              Consolidated statements of cash flows for the quarters ended June 30, 2003 and 2002

              Notes to consolidated financial statements

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Item 4.      Controls and Procedures

Part II - Other Information

Item 1.      Legal Proceedings

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signatures

Certification of William G. Rankin, Chief Executive Officer

Certification of Donald A. French, Chief Financial Officer

Exhibit 99.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Assets

Current assets:

      Cash and cash equivalents

      Accounts receivable (note 7)

      Costs and estimated earnings in excess of billings on
           uncompleted contracts (note 2)

      Inventory obligations of certain customers, net
           (note 3)

      Inventories (notes 4 and 7)

      Prepaid expenses and other current assets

           Total current assets

Property and equipment, at cost:

      Land

      Building

      Machinery and equipment

      Less accumulated depreciation

           Net property and equipment

Patent and trademark costs, net of accumulated amortization
    of $289,508 and $276,218

Other assets

June 30, 2003 (Unaudited) $ 2,162,090 1,436,254 196,951 810,972 1,232,946 401,668 6,240,881 181,580 2,296,957 7,037,864 9,516,401 (5,232,415) 4,283,986 777,942 24,205 $ 11,327,014 ========	March 31, 2003 2,476,276 1,034,002 187,484 789,767 1,620,262 112,568 6,220,359 181,580 2,296,957 6,962,596 9,441,133 (4,944,608) 4,496,525 751,473 24,205 11,492,562 ======== (Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable

     Other current liabilities (note 5)

     Note payable

 Current portion of long-term debt

     Billings in excess of costs and estimated earnings on
        uncompleted contracts (note 2)

               Total current liabilities

Long-term debt, less current portion

               Total liabilities

Stockholders’ equity (notes 6 and 12):

  Common stock, $.01 par value, 50,000,000 shares
   authorized; 18,847,980 and 18,844,515 shares issued
   and outstanding

    Additional paid-in capital

    Accumulated deficit

    Accumulated other comprehensive loss

    Note receivable from officer

               Total stockholders’ equity

Commitments (note 11)

June 30, 2003 (Unaudited) $ 1,150,221 735,131 162,473 118,969 188,161 2,354,955 1,041,908 3,396,863 188,480 55,894,045 (47,746,354) (384,300) (21,720) 7,930,151 $ 11,327,014 ========	March 31, 2003 975,344 794,575 - 116,921 223,378 2,110,218 1,072,341 3,182,559 188,445 55,885,486 (47,356,028) (384,300) (23,600) 8,310,003 11,492,562 ========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

Quarter Ended June 30,
2003	2002
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

                     Net loss

                     Net loss per common share-basic and diluted

                          (note 9):

                                Continuing operations

                                Discontinued operations

Weighted average number of shares of common stock

            outstanding-basic and diluted (note 9)

$ 633,315 2,536,148 3,169,463 471,541 2,320,888 144,789 606,544 3,543,762 (374,299) 6,587 (22,614) - (16,027) (390,326) - - $ (390,326) $ (.02) - $ (.02) === 18,846,235 ========	771,152 4,001,461 4,772,613 658,489 3,736,817 64,381 875,833 5,335,520 (562,907) 8,150 (19,233) 161,070 149,987 (412,920) (184,971) (184,971) (597,891) (.02) (.01) (.03) === 18,624,606 ========

         See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

Quarter Ended June 30,
2003	2002
Cash flows from operating activities of continuing operations:

      Loss from continuing operations

      Adjustments to reconcile loss from continuing operations to net cash used by operating activities of continuing operations:

                Depreciation and amortization

                Deferred gain on sale of real estate

                Non-cash compensation expense for common stock, stock

                     options and warrants issued for services

                Change in operating assets and liabilities:

                       Accounts receivable and costs and estimated earnings

                            in excess of billings on uncompleted contracts

                       Inventory obligations of certain customers

                       Inventories

                       Prepaid expenses and other current assets

                       Accounts payable and other current liabilities

                       Billings in excess of costs and estimated earnings

                            on uncompleted contracts

                           Net cash used by operating activities

Cash flows from investing activities of continuing operations:

      Acquisition of property and equipment

      Increase in patent and trademark costs

                          Net cash used by investing activities

$ (390,326) 301,097 - 5,180 (411,719) (21,205) 387,316 (289,100) 115,433 (35,217) (338,541) (75,268) (39,759) $ (115,027)	(412,920) 342,829 (161,069) 8,320 (106,652) (7,052) 401,360 (87,940) 106,968 (225,870) (142,026) (155,911) (4,545) (160,456) (Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(unaudited)
Quarter Ended June 30,
2003	2002
Cash flows from financing activities of continuing operations:

     Increase in note payable, net

Repayments on revolving line-of-credit, net

     Repayment of debt

      Issuance of common stock in secondary offering, net of

         offering costs

      Issuance of common stock upon exercise of employee

         options, net of note repayments

      Issuance of common stock under employee stock purchase

         plan

                             Net cash provided by financing activities

Cash provided (used) by continuing operations

Net cash provided by discontinued operations

Increase (decrease) in cash and cash equivalents

Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period

Interest paid in cash during the period

162,473 - (28,385) - 3,413 1,881 139,382 (314,186) - (314,186) 2,476,276 2,162,090 ======= 21,175 =======	- (2,254,000) (1,134,385) 4,431,254 1,718 4,101 1,048,688 746,206 277,245 1,023,451 1,411,509 2,434,960 ======= 55,541 =======

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1)  The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the Company’s Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  At June 30, 2003, the estimated period to complete contracts in process ranged from one to nine months, and the Company expects to collect substantially all related accounts receivable arising therefrom within ten  months. Contracts in process consists of the following:

June 30, 2003 (unaudited)	March 31, 2003
Costs incurred on uncompleted contracts

Estimated earnings

Less billings to date

Included in the accompanying balance sheets as follows:

    Costs and estimated earnings in excess of billings on

         uncompleted contracts

    Billings in excess of costs and estimated

         earnings on uncompleted contracts

$ 2,195,367 657,389 2,852,756 (2,843,966) $ 8,790 ======= 196,951 (188,161) $ 8,790 =======	1,903,214 619,403 2,522,617 (2,558,511) (35,894) ======= 187,484 (223,378) (35,894) =======

(3)  The Company requires substantially all of the customers of its electronic products segment to   contractually commit to pay for any non-returnable or non-cancelable raw material inventory purchased   by the Company on behalf of the customer. The Company separately classifies raw material inventory   covered under these purchase commitments that is not currently being used or expected to be used in   future production operations.

The value of raw materials inventory held pursuant to purchase obligations is as follows:
	June 30, 2003 (unaudited)	March 31, 2003

Inventory obligations of customers	$ 1,188,074	1,157,477
Less: Allowance for uncollectible amounts	(377,102)	(367,710)

	$ 810,972	789,767
	========	========

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(4)  Inventories consist of:

	June 30, 2003 (unaudited)	March 31, 2003
Raw materials, net Work in process Finished products	$ 863,603 113,701 255,642 $ 1,232,946 =======	1,118,944 136,683 364,635 1,620,262 =======

The Company’s raw material inventory is subject to obsolescence, and potential impairment due to bulk purchases in excess of customer requirements. The Company periodically assesses its inventory  for recovery of its carrying value based on available information, expectations and estimates and  establishes reserves for estimated declines in the realizable value of its inventories. At June 30, 2003, the Company has recorded a reserve of $ 997,062 which is reflected in the above table ($1,032,290 at March 31, 2003). There can be no assurance that future events and information will not cause this reserve to be adjusted.

(5)   Other current liabilities consists of:

June 30, 2003 (unaudited)	March 31, 2003

Accrued legal and accounting fees

Accrued payroll and employee benefits

Accrued personal property and real estate taxes

Accrued warranty costs

Accrued raw material purchases

Accrued losses on engineering contracts

Customer deposits

Accrued rents

Accrued royalties

Other

$ 82,340 222,211 56,606 50,337 112,490 50,773 3,180 65,838 8,590 82,766 $ 735,131 ======	81,300 176,101 37,323 45,927 149,376 92,356 79,188 32,919 18,404 81,681 794,575 ======

(6)   Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

As of June 30, 2003, the Company has 1,078,085 shares of common stock available for future grant to key employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options.  Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Company’s plans to employees require the option holder to abide by certain company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan the Company issued stock options under its 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

 The following table summarizes activity under the plans for the quarter ended June 30, 2003:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at March 31, 2003 Granted Forfeited Outstanding at June 30, 2003 Exercisable at June 30, 2003	2,778,128 2,000 (36,285) 2,743,843 ======= 1,996,013 =======	$5.41 $2.54 $6.38 $5.40 $6.03

The following table presents summarized information about stock options outstanding at June 30, 2003:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/03	Weighted Average Exercise Price

$2.75 - 3.31 $3.59 - 5.00 $6.25 - 8.75 $2.75 - 8.75	717,613 877,617 1,148,613 2,743,843 =======	7.0 years 5.7 years 4.6 years 5.6 years	$2.99 $4.29 $7.76 $5.40	303,198 635,927 1,056,888 1,996,013 =======	$3.31 $4.35 $7.82 $6.03

Non-Employee Director Stock Option Plan

In February 1994, the Company’s Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for  their services as directors. As of June 30, 2003, the Company has 445,380 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table presents summarized activity under the plan for the quarter ended June 30, 2003:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at March 31, 2003 Granted Forfeited Outstanding at June 30, 2003 Exercisable at June 30, 2003	29,345 - - 29,345 ===== 27,742 =====	$4.41 $4.41 $4.20

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/03	Weighted Average Exercise Price

$2.55 $5.85 – 8.00 $2.55 – 8.00	16,484 12,861 29,345 =====	2.1 years 1.1 years 1.7 years	$2.55 $6.79 $4.41	16,484 11,258 27,742 =====	$2.55 $6.62 $4.20

The Company periodically issues common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is based upon the fair market value of the Company’s common stock on the date of issuance. For issuances of stock options to employees and directors, the Company measures compensation cost using the intrinsic value method. Stock options granted to non-employees are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

Quarter Ended June 30,
2003	2002
Net loss-as reported

Deduct: Additional stock-based

     employee compensation

     expense determined under fair

     value method for all awards,

     net of related tax effects:

         Current period option grants

         Prior period option grants

         Pro forma net loss

Earnings per share:

        Basic and diluted-as reported

        Basic and diluted-pro forma

$ (390,326) - (221,552) $ (611,878) ======= $ (.02) == $ (.03) ==	(597,891) - (328,111) (926,002) ====== (.03) == (.05) ==

Options to acquire 2,000 shares of common stock were granted and subsequently forfeited during the quarter ended June 30, 2003.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The fair value of stock options granted was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Quarter Ended June 30,
	2003	2002
Expected volatility	49.3%	-
Expected dividend yield	0.0%	-
Risk free interest rate	2.7%	-
Expected life of options granted	6 years	-
Fair value of options granted as
computed under the Black
Scholes option-pricing model	$2.54	-
per share

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:
Fiscal Year Ended March 31,	Pro Forma Compensation Expense
2004 2005 2006	$ 555,345 $ 387,988 $ 146,270

Warrants

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company’s common stock. The warrants have an exercise price of $5.73 per share. All of the warrants were outstanding at June 30, 2003.

The Company completed a private placement in fiscal 1998 of 750,000 units, each consisting of one common share and one warrant with an exercise price of $8.00 per share. The warrants were scheduled to expire two years from the date of issuance. In March 2002, warrants to acquire 299,375 shares of common stock were extended for eighteen months. Of the originally extended warrants to acquire 188,250 shares of common stocks were extended for an additional period of two years in fiscal 2002 at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. The warrants expire in October, 2003.  All of the extended warrants were outstanding at June 30, 2003.

(7)     Significant Customers

The Company has historically derived significant revenue from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	Quarter Ended June 30,
	2003	2002
Tyco International Invacare Corporation Percentage of total revenue	$ 778,057 1,010,064 $ 1,788,121 ======= 56% ==	1,422,612 1,094,863 2,517,475 ======= 53% ==

These customers also represented 61% and 48% of total accounts receivable at June 30, 2003 and 2002, respectively. Tyco International is a customer of the Company’s electronic products segment and Invacare Corporation is a customer of the mechanical products segment. Tyco International has notified the Company that they will not place additional orders after their current purchase commitment is fulfilled in August 2003. The Company’s electronic products segment manufactures products to customers’ design specifications as a contract manufacturer. As such, the Company generally purchases inventory on behalf of customers based on the understanding that the customer is financially obligated in the event their production order with the Company is cancelled or otherwise not fulfilled. As of June 30, 2003, the amount of raw materials and finished goods inventory held for Tyco International amounted to approximately $0.3 million. Inventories consisting of raw materials, work-in-progress and finished goods for Invacare Corporation were approximately $0.1 million as of June 30, 2003.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $ 287,882 and $412,680 for the quarters ended June 30, 2003 and 2002, respectively.

(8)     Discontinued Operations

In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which was part of its mechanical products segment.

The operating results of this division for the quarters ended June 30, 2003 and 2002 have been reported separately as discontinued operations together with losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been allocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

Net sales and net loss from the discontinued gear division are shown in the following table.

	Quarter Ended June 30,
	2003	2002
Net sales Net loss	$ - $ -	127,239 (184,971)

(9)    Earnings per Share

Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarters ended June 30, 2003 and 2002. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of June 30, 2003, the Company had outstanding options to purchase 2,773,188 shares of its common stock and warrants to purchase 420,269 shares of its common stock. Dilutive options and warrants determined under the treasury stock method to acquire 944 shares and 175,548 shares of common stock for the quarters ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because to do so would be antidilutive.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(10)     Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company’s technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in note 8, the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Salaries of the executive officers and corporate general and administrative expense are allocated equally to each segment. Corporate selling and marketing costs are allocated to each segment based on usage.

Intersegment sales or transfers which were eliminated upon consolidation were $24,493 and $20,439 for the quarters ended June 30, 2003 and 2002, respectively, and were eliminated upon consolidation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended June 30, 2003:
	Technology	Mechanical Products	Electronic Products	Total
Revenue Interest income Interest expense Depreciation and amortization Earnings (loss) from continuing operations Net earnings (loss) Total segment assets Capital expenditures for segment assets	$ 869,832 5,657 (1,971) (68,612) (112,595) (112,595) 4,036,137 $ (84,492)	1,010,064 930 (20,643) (54,639) 43,507 3,507 3,283,635 -	,289,567 - - (177,846) (321,238) (321,238) 4,007,242 (30,535)	3,169,463 6,587 (22,614) (301,097) (390,326) (390,326) 11,327,014 (115,027)

The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended June 30, 2002:
	Technology	Mechanical Products	Electronic Products	Total
Revenue Interest income Interest expense Depreciation and amortization Earnings (loss) from continuing operations Net earnings (loss) Total segment assets Capital expenditures for segment assets	$ 845,821 7,977 - (81,214) (500) (500) 9,339,068 $ (56,868)	1,094,963 173 (11,945) (46,882) 5,354 (179,617) 2,924,217 (103,588)	2,831,829 - (7,288) (214,733) (417,774) (417,774) 3,026,912 -	4,772,613 8,150 (19,233) (342,829) (412,920) (597,891) 15,290,197 (160,456)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(11) Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with two of its officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $1,944,000.

Lease Commitments

The Company has entered into operating lease agreements for office space and equipment, which expire at various times through 2007. As of June 30, 2003, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:
Year Ending in March 31
2004 2005 2006 2007	$ 169,657 299,405 299,371 288,564 $ 1,056,997 =======

Rental expense under these leases totaled approximately $69,991 and $136,413 for the quarters ended June 30, 2003 and 2002, respectively.

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former customer of its electronics product segment seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order. The Company is seeking damages of approximately $700,000 plus attorneys’ fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. In November 2002, the Company also filed an additional lawsuit against another former customer of its electronics product segment in the Circuit Court of St. Louis County, Missouri seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $180,000 plus attorneys’ fees and other costs. Both actions are currently scheduled for trial in the fall of 2003. It is not possible to predict or determine the outcome of these legal actions, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(12) Comprehensive Income

The Company's comprehensive loss for the quarters ended June 30, 2003 and 2002 was equal to its net loss.

Accumulated comprehensive loss as of June 30, 2003 and March 31, 2003 consists entirely of foreign currency translation adjustments relating to Taiwan UQM Electric Co., Ltd. When the Company disposes of its ownership interests in Taiwan UQM the Company will charge the amount in accumulated comprehensive loss to operations as part of a realized gain or loss.

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

Financial Condition

Cash and cash equivalents at June 30, 2003 was $2,162,090 and working capital (the excess of current assets over current liabilities) was $3,885,926 compared with $2,476,276 and $4,110,141, respectively, at March 31, 2003. The decrease in cash and cash equivalents and working capital is primarily attributable to cash used by operating activities during the first quarter.

Accounts receivable increased $402,252 to $1,436,254 at June 30, 2003 from $1,034,002 at March 31, 2003. The increase is primarily attributable to increased billings for contract services and slower payment by a significant customer.

Costs and estimated earnings on uncompleted contracts increased $9,467 to $196,951 at June 30, 2003 from the fiscal 2003 year-end level of $187,484. The increase is due to less favorable billing terms on contracts in process at June 30, 2003. Estimated earnings on contracts in process was $657,389 or 23.0 percent of contracts in process of $2,195,367 compared to estimated earnings on contracts in process of $619,403 or 24.6 percent of contracts in process of $1,903,214 at March 31, 2003. The decrease in estimated margins as a percentage of contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventory obligations of certain customers increased $21,205 to $810,972 at June 30, 2003 compared to $789,767 at March 31, 2003. The increase is due to additional inventory identified to specific customers during the first quarter.

Inventories declined $387,316 to $1,232,946 due to a decline in raw material, work-in-process and finished goods inventories, which declined $255,341, $22,982 and $108,993, respectively. The decline in inventories is attributable to reduced stocking levels due to lower purchase volumes compared to production.

Prepaid expenses increased to $401,668 at June 30, 2003 from $112,568 at March 31, 2003 reflecting the prepayment of insurance premium costs on the Company’s commercial insurance coverage.

The Company invested $75,268 for the acquisition of property and equipment during the first quarter of the fiscal year compared to $155,911 for the comparable period last year. The decrease in capital expenditures is primarily attributable to lower level of expenditures for capital equipment.

Accounts payable increased to $1,150,221 at June 30, 2003 from $975,344 at March 31, 2003, primarily due to increased material purchases in the Company’s technology segment.

Other current liabilities decreased $59,444 to $735,131 at June 30, 2003 from $794,575 at March 31, 2003. The decrease is primarily attributable to lower levels of accrued committed raw material inventory purchases, accrued loss reserves on certain engineering contracts, customer deposits and accrued royalties.

Notes payable increased to $162,473 at June 30, 2003 compared to zero at March 31, 2003 due to financing the premiums on the Company’s commercial insurance coverages.

Long-term debt, less current portion decreased $30,433 to $1,041,908 at June 30, 2003 reflecting principal repayments on the Company’s term bank debt during the quarter.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $35,217 to $188,161 at June 30, 2003 from $223,378 at March 31, 2003 reflecting billings on engineering contracts at a rate slower than the performance of the associated work during the quarter.

Common stock and additional paid-in capital increased to $188,480 and $55,894,045 at June 30, 2003, respectively, compared to $188,445 and $55,885,486 at March 31, 2003. The increase in these accounts totaling $8,594 is attributable to cash proceeds from the sale of common stock under the Company’s Employee Stock Purchase Plan of $3,414 and common stock issued to a Company director upon appointment to the Board of Directors of $5,180.

Results of Operations

Continuing operations for the quarter ended June 30, 2003, resulted in a loss of $390,326 or $0.02 per common share on total revenue of $3,169,463 compared to a loss from continuing operations of $412,920 or $0.02 per common share on total revenue of $4,772,613 for the comparable quarter last year. Operations for the first quarter resulted in a net loss of $ 390,326 or $ 0.02 per common share versus a net loss of $ 597,891 or $ 0.03 per common share for the first quarter last year.

Revenue from contract services declined $137,837 or 17.9 percent to $633,315 for the first quarter 2004 compared to $771,152 for the comparable quarter last year. The decrease in contract services revenue is primarily attributable to the application of engineering resources to an internally funded research and development program during the quarter which lowered billable contract services hours applied.

Product sales for the quarter declined 36.6 percent to $2,536,148 compared to $4,001,461 for the comparable quarter last year. Mechanical products segment revenue decreased $84,899 or 7.8 percent to $1,010,064 compared to $1,094,963 for the comparable quarter last year due to decreased shipments of wheelchair motors. Based on existing orders the Company expects shipments to decline substantially during the second quarter and potentially beyond the second quarter due to weak demand from our customer due to higher than normal levels of motor inventory in the possession of the customer. Electronic products segment revenue for the quarter declined by $1,542,262 or 54.5 percent to $1,289,567 due to reduced order levels. The Company expects revenue levels to decline substantially from first quarter levels during the second quarter and potentially beyond due to a significant customer’s indication that it does not intend to place additional orders with the Company after July, 2003. Technology product sales increased $161,848 to $236,517 for the quarter ended June 30, 2003 compared to $74,669 for the prior year quarter due to increased shipments of fuel cell air compressor drive motors.

Consolidated gross profit margins for the first quarter increased to 11.9 percent compared to 7.9 percent for the comparable quarter last year. Gross profit margin on contract services increased to 25.5 percent from 14.6 percent for the quarter ended June 30, 2003 and 2002, respectively. The increase in gross profit margin on contract services is primarily attributable to higher levels of cost overruns during the first quarter last year. Gross profit margins on product sales during the first quarter increased to 8.5 percent compared to gross profit margins of 6.6 percent for the comparable quarter last year. The increase in margins on product sales is primarily attributable to cost reduction efforts at the Company’s electronic products segment.

Research and development expense was $144,789 for the quarter ended June 30, 2003 compared to $64,381 for the comparable quarter last year primarily due to internally funded development of a new micro-processor platform for the Company’s power electronic controls.

General and administrative expense for the quarter ended June 30, 2003 declined to $606,544 compared to $875,833 for the comparable quarter last year. The decrease is primarily attributable to lower general and administrative expense in the Company’s electronic products segment.

Interest income declined to $6,587 for the first quarter compared to $8,150 for the prior year first quarter. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the quarter versus the comparable quarter last year.

Gain on sale of assets was zero for the quarter ended June 30, 2003 compared to $161,070 for the comparable quarter last year. The gain for the first quarter of last fiscal year is attributable to the recognition of deferred gain from the sale of the Company’s former headquarters facility.

Results of Discontinued Operations

In October 2001, the Company announced its intention to exit its non-core contract gear manufacturing business. Loss from operations of the discontinued gear division for the quarter ended June 30, 2002 was $184,971, or $0.01 per common share.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the quarter ended June 30, 2003 were adequate to meet operating needs. At June 30, 2003, the Company had working capital, the excess of current assets over current liabilities, of $3,885,926 compared to $4,110,141 at June 30, 2002.

Net cash used by operating activities of continuing operations was $338,541 for the quarter ended June 30, 2003 versus net cash used by operating activities of $142,026 for the comparable quarter last year. The increase in cash used by operating activities is primarily attributable to operating losses and higher levels of trade accounts receivable and prepaid expenses which were partially offset by reduced inventory levels.

Net cash used by investing activities of continuing operations for the quarter ended June 30, 2003 was $115,027 compared to $160,456 for the comparable period last year. The decrease is primarily attributable to lower levels of capital expenditures for machinery and equipment at the Company’s mechanical products segment.

Net cash flows provided by financing activities of continuing operations was $139,382 for the quarter ended June 30, 2003 versus $1,048,688 for the comparable period last year. The decrease is primarily attributable to completion of a secondary offering during the first quarter of the prior fiscal year that resulted in net cash proceeds of $4,431,254, offset by repayments of debt and revolving line-of-credit, net of new borrowings, totaling $3,388,385.

The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. The Company believes its financial resources are sufficient to fund its operations through at least the end of the current fiscal year. However, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce their orders for goods and services, the Company could experience a material adverse change in its financial condition, results of operations and liquidity.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in United States requires management to make judgments, assumptions and estimates that effect the amount reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for but not limited to allowance for doubtful accounts receivables, costs to complete contracts, collectibility of inventory obligations of certain customers, recoverability of inventories and warranty costs. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the Consolidated Financial Statements.

Accounts Receivable

The Company’s trade accounts receivables are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customers particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management’s best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At June 30, 2003, the Company has recorded reserves for uncollectible trade accounts receivable of $28,756. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company’s trade accounts receivable to decline materially, resulting in additional material losses.

Inventory Obligations of Certain Customers

The Company’s electronic products segment provides contract manufacturing services for a variety of customers. Typically the Company requires its customers to contractually commit to pay for any non-returnable or non-cancelable raw material inventory purchased by the Company on behalf of its customers. The significant economic downturn in the contract electronics manufacturing industry over the last two years has caused originally scheduled or anticipated production runs to be reduced or cancelled by customers resulting in substantial amounts of raw material inventory being held by the Company for which current or former customers are contractually obligated. To date several customers have failed to honor their contractual obligation to pay for non-cancelable and non-returnable raw material purchased by the Company on their behalf. Accordingly, the Company has reclassified this inventory, together with allowances for the Company’s best estimate of uncollectible amounts, in its financial statements. At June 30, 2003 such inventory, net of allowances for uncollectible amounts of $377,102, was $810,972. The Company intends to pursue legal action against those customers who fail to honor their contractual obligations to the Company and has filed to-date two such lawsuits, both of which are awaiting trial. Although the Company believes that its contracts with customers are enforceable, there are inherent risks in litigation and it is possible the Company will not prevail in these actions, the customer will assert counterclaims and prevail on such claims or that if the Company does prevail, the customer will nevertheless not have the financial resources to pay any judgment rendered by the court. In the event the Company does not prevail in litigation, substantially all of this inventory obligation could be rendered uncollectible. Such an outcome, should it occur, could have a materially adverse effect on the Company’s results of operations, financial condition and liquidity.

Inventories

The Company maintains raw material inventories of electronic components, motor parts and other materials to meet its expected manufacturing needs for proprietary products and for products manufactured to the design specifications of its customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, the Company periodically assesses its raw material inventory for potential impairment of value based on then available information, expectations and estimates and establishes impairment reserves for estimated declines in the realizable value of its inventories. The actual realizable value of the Company’s inventories may differ materially from these estimates based on future occurrences and any resulting change in the Company’s estimates. The Company separately classifies raw material inventory when the inventory for which the customer is contractually obligated to pay is not currently being utilized or is not expected to be used at a future date in production operations (see "Inventory Obligations of Certain Customers" above). At June 30, 2003, the Company has recorded inventory reserves of $997,062. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company’s inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of the Company’s technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring, additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that caused unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2003 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. On April 1, 2003, the Company adopted SFAS No. 149 which had no material impact on the Company’s financial condition and results of operations.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No.150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15,2003, the Company adopted SFAS No. 150 which had no material impact on the Company’s financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. One of the Company’s long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of June 30, 2003. A one percent change in the prime interest rate would increase or decrease interest expense by $2,285 on an annual basis on outstanding borrowings at June 30, 2003 on debt with adjustable interest rate provisions.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly-owned subsidiary of Ingersoll Rand Corporation, a former customer of its electronics product segment seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order. The Company is seeking damages of approximately $700,000 plus attorney’s fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. In November 2002, the Company also filed an additional lawsuit against another former customer of its electronics product segment in the Circuit Court of St. Louis County, Missouri seeking payment for inventory purchased on behalf of the customer. The Company is seeking damages of approximately $180,000 plus attorney’s fees and other costs. Both actions are currently scheduled for trial in the fall of 2003. It is not possible to predict or determine the outcome of these legal actions, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

ITEM 5. OTHER INFORMATION

The following risk factors are applicable to our business:

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:

	Quarter Ended June 30,
	2003	2002
Net Loss	$ 390,326	$ 597,891

	Fiscal Years Ended March 31,
	2003	2002	2001
Net Loss	$ 3,598,650	$ 8,592,655	$ 3,140,122

We have had accumulated deficits as follows:

June 30, 2003	$ 47,746,354
March 31, 2003	$ 47,356,028

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

Most of our net sales come from two customers, one of which will no longer be a customer after July 2003 and we expect reductions in purchases by our remaining significant customer in the second fiscal quarter which could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue is currently concentrated among two large customers, Tyco International and Invacare Corporation. Tyco International has informed us that they will not place additional orders with us after their current purchase commitment is fulfilled in July 2003. Although the Company hopes to replace some or all of the revenue from the loss of the Tyco International business with orders from new customers and additional orders from existing customers, the Company has replaced only a small portion of this revenue as of the date of this report, and there can be no assurance that the Company will be successful in replacing such revenue in future periods. If the Company is not successful in replacing all the revenue now derived from Tyco International we will experience a material adverse change in our financial condition, results of operations and liquidity. In addition, based on existing orders, the Company expects revenue derived from its remaining significant customer, Invacare Corporation, to decline substantially in the second quarter and potentially beyond the second quarter due to weak demand from Invacare due to higher than normal levels of motor inventory in the possession of Invacare. This reduction in revenue from Invacare may cause a material adverse change in our financial condition, results of operations and liquidity. Further, should we lose this remaining significant customer, we could experience a material adverse change in our financial condition, results of operations and liquidity.

The failure by our customers to adapt their products to rapidly changing competitive conditions could harm our business.

Historically, a large portion of our sales have been to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our manufacturing services could decline significantly, causing a material adverse change in our financial condition, results of operations and liquidity.

Our operating losses and working capital requirements could consume our current cash balances.

We had a net loss of $390,326 during the first quarter ended June 30, 2003. Cash balances stood at $2,162,090 at June 30, 2003.  If our losses continue at this level, they could consume some or all of our current cash balances. During several fiscal years prior to the fiscal years ended March 31, 2003 and 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

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

If third parties assert technology infringement claims against us, the defense of the claims could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly; our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

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

Date: July 22, 2003

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

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: July 22, 2003

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

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: July 23, 2003

/s/ Donald A. French

Donald A. French

Treasurer, Secretary and

Chief Financial Officer