Form 10-Q
period 2003-09-30
UQM TECHNOLOGIES INC
filed 2003-10-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at October 27, 2003 was 19,572,403.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 1,986,064	2,476,276
Accounts receivable (note 7)	755,740	1,034,002
Costs and estimated earnings in excess of
billings on uncompleted contracts (note 2)	412,931	187,484
Inventory obligations of certain customers, net
(note 3)	803,133	789,767
Inventories (notes 4 and 7)	911,616	1,620,262
Prepaid expenses and other current assets	317,323	112,568
Total current assets	5,186,807	6,220,359

Property and equipment, at cost:
Land	181,580	181,580
Building	2,296,957	2,296,957
Machinery and equipment	7,045,490	6,962,596
	9,524,027	9,441,133
Less accumulated depreciation	(5,476,949)	(4,944,608)
Net property and equipment	4,047,078	4,496,525

Patent and trademark costs, net of accumulated
amortization of $302,798 and $276,218	769,730	751,473

Other assets	24,205	24,205

	$ 10,027,820	11,492,562
	========	========

		(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	September 30, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 773,012	975,344
Other current liabilities (note 5)	695,675	794,575
Note payable	81,607	-
Current portion of long-term debt	121,054	116,921
Billings in excess of costs and estimated
earnings on uncompleted contracts (note 2)	410,031	223,378
Total current liabilities	2,081,379	2,110,218

Long-term debt, less current portion	1,010,940	1,072,341

Total liabilities	3,092,319	3,182,559

Stockholders' equity (notes 6 & 12):
Common stock, $.01 par value, 50,000,000
shares authorized; 18,850,243 and
18,844,515 shares issued and outstanding	188,502	188,445
Additional paid-in capital	55,899,431	55,885,486
Accumulated deficit	(48,748,335)	(47,356,028)
Accumulated other comprehensive loss	(384,300)	(384,300)
Note receivable from officer	(19,797)	(23,600)
Total stockholders' equity	6,935,501	8,310,003

Commitments (note 11)

	$ 10,027,820	11,492,562
	========	========

See accompanying notes to consolidated financial statements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue (note 7):
Contract services	$ 705,989	616,890	1,339,304	1,388,042
Product sales	1,151,105	3,456,060	3,687,253	7,457,521
	1,857,094	4,072,950	5,026,557	8,845,563

Operating costs and expenses:
Costs of contract services	639,380	553,099	1,110,921	1,211,588
Costs of product sales	1,365,057	3,389,829	3,685,945	7,126,646
Research and development	151,724	47,027	296,513	111,408
General and administrative	686,010	1,116,886	1,292,554	1,992,719
	2,842,171	5,106,841	6,385,933	10,442,361

Loss from continuing operations before
other income (expense)	(985,077)	(1,033,891)	(1,359,376)	(1,596,798)

Other income (expense):
Interest income	4,483	7,342	11,070	15,492
Interest expense	(21,987)	(11,670)	(44,601)	(30,903)
Gain on sale of real estate and other assets	600	150,435	600	311,505
	(16,904)	146,107	(32,931)	296,094

Loss from continuing operations	(1,001,981)	(887,784)	(1,392,307)	(1,300,704)

Discontinued operations (note 8):
Loss on disposal of gear division including
operating losses during phase-out period	-	-	-	(184,971)
	-	-	-	(184,971)

Net loss	$ (1,001,981)	(887,784)	(1,392,307)	(1,485,675)
	========	========	========	========
Net loss per common share - basic and
diluted (note 9):
Continuing operations	$ (.05)	(.05)	(.07)	(.07)
Discontinued operations	-	-	-	(.01)
	$ (.05)	(.05)	(.07)	(.08)
	==	==	==	==

Weighted average number of shares of common
stock outstanding-basic and diluted (note 9)	18,849,333	18,843,128	18,847,793	18,734,464
	========	========	========	========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$ (1,392,307)	(1,300,704)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation and amortization	584,871	692,567
Deferred gain on sale of real estate	-	(322,139)
Non-cash compensation expense for common stock issued
for services	5,180	8,320
Loss on disposal of property and equipment	27,603	13,237
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	52,815	471,051
Inventory obligations of certain customers	(13,366)	(14,452)
Inventories	708,646	795,497
Prepaid expenses and other current assets	(204,755)	40,576
Accounts payable and other current liabilities	(301,232)	370,074
Billings in excess of costs and estimated earnings on
uncompleted contracts	186,653	(138,980)
Net cash provided (used) by operating activities	(345,892)	615,047

Cash flows from investing activities of continuing operations:
Acquisition of property and equipment	(137,047)	(241,833)
Proceeds from sale of property and equipment	600	350
Expansion of facility	-	(979,664)
Increase in patent and trademark costs	(44,837)	(8,581)
Net cash used by investing activities	$ (181,284)	(1,229,728)

Cash flows from financing activities of continuing operations:
Increase in note payable, net	$ 81,607	-
Repayments on revolving line-of-credit, net	-	(2,254,000)
Repayment of debt	(57,268)	(1,149,957)
Issuance of common stock in secondary offering, net of offering costs	-	4,431,254
Issuance of common stock upon exercise of employee options, net of
note repayments	3,803	3,477
Issuance of common stock under employee stock purchase plan	8,822	5,163
Net cash provided by financing activities	36,964	1,035,937

Cash provided (used) by continuing operations	(490,212)	421,256

Net cash provided by discontinued operations	-	277,245

Increase (decrease) in cash and cash equivalents	(490,212)	698,501

Cash and cash equivalents at beginning of period	2,476,276	1,411,509

Cash and cash equivalents at end of period	$ 1,986,064	2,110,010
	========	=======
Interest paid in cash during the period	$ 41,851	58,509
	========	=======
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2003.

(2)

At September 30, 2003, the estimated period to complete contracts in process ranged from one to twenty-two months, and the Company expects to collect substantially all related accounts receivable arising therefrom within twenty-three months. Contracts in process consist of the following:

		September 30, 2003	March 31, 2003
		(unaudited)

	Costs incurred on uncompleted contracts	$ 2,771,644	1,903,214
	Estimated earnings	745,619	619,403
		3,517,263	2,522,617
	Less billings to date	(3,514,363)	(2,558,511)

		$ 2,900	(35,894)
		=======	=======

	Included in the accompanying balance sheets as follows:
	Costs and estimated earnings in excess of billings on
	uncompleted contracts	$ 412,931	187,484
	Billings in excess of costs and estimated earnings on
	uncompleted contracts	(410,031)	(223,378)

		$ 2,900	(35,894)
		=======	=======

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

	The value of raw materials inventory held pursuant to purchase obligations is as follows:

		September 30, 2003	March 31, 2003
		(unaudited)

	Inventory obligations of customers	$ 1,176,732	1,157,477
	Less: Allowance for uncollectible amounts	(373,599)	(367,710)

		$ 803,133	789,767
		=======	=======

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(4)	Inventories consist of:
		September 30, 2003	March 31, 2003
		(unaudited)

	Raw materials	$ 574,885	1,118,944
	Work-in-process	151,086	136,683
	Finished products	185,645	364,635
		$ 911,616	1,620,262
		=======	=======

The Company's raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customer requirements. The Company periodically assesses its inventory for recovery of its carrying value based on available information, expectations and estimates and adjusts inventory carrying values for estimated declines in the realizable value of its inventories.

(5)	Other current liabilities consist of:

		September 30, 2003	March 31, 2003
		(unaudited)

	Accrued legal and accounting fees	$ 55,500	81,300
	Accrued payroll and employee benefits	158,557	176,101
	Accrued personal property and real estate taxes	84,869	37,323
	Accrued warranty costs	59,434	45,927
	Accrued raw material purchases	105,222	149,376
	Accrued losses on engineering contracts	67,571	92,356
	Customer deposits	-	79,188
	Accrued rents	83,757	32,919
	Accrued royalties	14,232	18,404
	Other	66,533	81,681
		$ 695,675	794,575
		======	======

(6)	Common Stock Options and Warrants

	Incentive and Non-Qualified Option Plans

As of September 30, 2003, the Company has 1,081,611 shares of common stock available for future grant to key employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Company's plans to employees require the option holder to abide by certain company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan the Company issued stock options under its 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table summarizes activity under the plans for the six months ended September 30, 2003:

			Shares Under Option		Weighted Average Exercise Price

Outstanding at March 31, 2003				2,778,128	$5.41
Granted				2,000	$2.54
Forfeited				(52,236)	$5.81
Outstanding at September 30, 2003				2,727,892	$5.40
				=======
Exercisable at September 30, 2003				1,988,289	$6.03
				=======

The following table presents summarized information about stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/03	Weighted Average Exercise Price
$2.75 – 3.31	714,087	6.8 years	$2.99	303,198	$3.31
$3.59 – 5.00	870,319	5.4 years	$4.29	632,392	$4.35
$6.25 – 8.75	1,143,486	4.3 years	$7.76	1,052,699	$7.81
$2.75 – 8.75	2,727,892	5.3 years	$5.40	1,988,289	$6.03
	=======			=======

Non-Employee Director Stock Option Plan

In February 1994, the Company's Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2003, the Company has 432,592 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table summarizes activity under the plan for the six months ended September 30, 2003:

				Shares Under Option	Weighted Average Exercise Price

Outstanding at March 31, 2003				29,345	$4.41
Granted				17,596	$3.40
Forfeited				(4,808)	$8.00
Outstanding at September 30, 2003				42,133	$3.58
				=====
Exercisable at September 30, 2003				42,133	$3.58
				=====

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table presents summarized information about stock options outstanding for non-employee directors:

		Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/03	Weighted Average Exercise Price
$2.55 – 3.40	34,080	2.6 years	$2.99	34,080	$2.99
$5.85 – 8.00	8,053	1.5 years	$6.07	8,053	$6.07
$2.55 – 8.00	42,133	2.4 years	$3.58	42,133	$3.58
	=====		=====

The Company periodically issues common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is based upon the fair market value of the Company's common stock on the date of issuance. For issuances of stock options to employees and directors, the Company measures compensation cost using the intrinsic value method. Stock options granted to non-employees are accounted for under the fair value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

		Quarter Ended September 30,		Six Months Ended September 30,
		2003	2002	2003	2002

Net loss - as reported		$ (1,001,981)	(887,784)	(1,392,307)	(1,485,675)
Deduct: Additional stock-based employee
	compensation expense determined under
	fair value method for all awards, net of
	related tax effects:
Current period option grants		(5,763)	(4,975)	(5,763)	(4,975)
Prior period option grants		(213,658)	(295,321)	(435,210)	(604,954)
	Pro forma net loss	$ (1,221,402)	(1,188,080)	(1,833,280)	(2,095,604)
		=======	=======	=======	=======
Earnings per share:
	Basic and diluted-as reported	$ (.05)	(.05)	(.07)	(.08)
		==	==	==	==
	Basic and diluted-pro forma	$ (.06)	(.06)	(.10)	(.11)
		==	==	==	==
The fair value of stock options granted was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

		Quarter Ended September 30,		Six Months Ended September 30,
		2003	2002	2003	2002
Expected volatility		49.1%	48.7%	49.1%	48.7%
Expected dividend yield		0.0%	0.0%	0.0%	0.0%
Risk free interest rate		2.6%	3.1%	2.6%	3.1%
Expected life of options granted		4 years	4 years	4 years	4 years
Fair value of options granted as computed under
	the Black Scholes option-pricing model	$ 1.31	$ 1.24	$ 1.44	$ 1.24
		per share	per share	per share	per share

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

		Fiscal Year Ended March 31,	Pro Forma Compensation Expense
		2004	$ 341,636
		2005	$ 389,057
		2006	$ 145,036

	Warrants

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company's common stock. The warrants have an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of the Company's common stock at an exercise price of $5.17 per share. All of these warrants were outstanding at September 30, 2003.

The Company completed a private placement in fiscal 1998 of 750,000 units, each consisting of one common share and one warrant with an exercise price of $8.00 per share. The warrants were scheduled to expire two years from the date of issuance. In March 2000, warrants to acquire 299,375 shares of common stock were extended for eighteen months. Of the originally extended warrants, warrants to acquire 188,250 shares of common stock were extended for an additional period of two years in fiscal 2002 at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. These warrants expire in October 2003. All of the extended warrants were outstanding at September 30, 2003.

(7)	Significant Customers

The Company has historically derived significant revenue from two key customers. The customers from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

		Quarter Ended September 30,		Six Months Ended September 30,
		2003	2002	2003	2002
	Tyco International	$ 280,303	768,846	1,058,360	2,191,458
	Invacare Corporation	334,412	1,171,457	1,344,476	2,266,420
		$ 614,715	1,940,303	2,402,836	4,457,878
		======	=======	=======	=======
	Percentage of total revenue	33%	48%	48%	50%
		==	==	==	==

These customers also represented 36% and 40% of total accounts receivable at September 30, 2003 and 2002, respectively. Tyco International is a contract manufacturing customer of the Company's electronic products segment and Invacare Corporation is a customer of the mechanical products segment. In August 2003, Tyco International reduced the level of its orders by approximately 90 percent. Orders from Tyco are expected to continue at this reduced level for the foreseeable future. Coincident with this reduction in orders, Tyco purchased the remaining raw material inventory held by the Company on their behalf for these discontinued products which amounted to $134,979. In addition, revenue derived from Invacare Corporation declined to $334,412 for the quarter ended September 30, 2003 from $1,010,064 for the preceding quarter ended June 30, 2003 and $1,171,457 for the comparable quarter last year. Based on existing orders, the Company expects revenue derived from Invacare

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Corporation, to decline further in the third quarter and potentially beyond. The Company's electronic products segment manufactures products to customers' design specifications as a contract manufacturer. As such, the Company generally purchases inventory on behalf of customers based on the understanding that the customer is financially obligated in the event their production order with the Company is cancelled or otherwise not fulfilled. Inventories consisting of raw materials, work-in-progress and finished goods for Tyco International and Invacare Corporation were approximately $0.1 million and $0.1 million, respectively, at September 30, 2003.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $227,038 and $130,115 for the quarters ended September 30, 2003 and 2002, respectively, and $514,920 and $542,795 for the six months ended September 30, 2003 and 2002, respectively.

(8)	Discontinued Operations

	In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which was part of its mechanical products segment.

The operating results of this division for the quarters and six months ended September 30, 2003 and 2002 have been reported separately as discontinued operations together with losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been allocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

	Net sales and net loss from the discontinued gear division are shown in the following table.

		Quarter Ended September 30,		Six Months Ended September 30,
		2003	2002	2003	2002
	Net sales	$ -	-	-	127,239
	Net loss	$ -	-	-	(184,971)

(9)	Earnings per Share

Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarters and six months ended September 30, 2003 and 2002. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of September 30, 2003, the Company had outstanding options to purchase 2,770,025 shares of its common stock and warrants to purchase 536,278 shares of its common stock. Dilutive options and warrants determined under the treasury stock method to acquire 88,601 shares and 932 shares of common stock for the quarters ended September 30, 2003 and 2002, respectively, and 42,727 shares and 14,604 shares of common stock for the six months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because to do so would be antidilutive.

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

Intersegment sales or transfers which were eliminated upon consolidation were $8,913 and $38,994 for the quarters ended September 30, 2003 and 2002, respectively, and $49,624 and $59,433 for the six months ended September 30, 2003 and 2002, respectively.

	The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended September 30, 2003:

		Technology	Mechanical Products	Electronic Products	Total
	Revenue	$ 869,870	339,153	648,071	1,857,094
	Interest income	3,236	1,247	-	4,483
	Interest expense	(1,236)	(20,751)	-	(21,987)
	Depreciation and amortization	(65,219)	(46,880)	(171,675)	(283,774)
	Net loss	(291,658)	(49,706)	(660,617)	(1,001,981)
	Total segment assets	3,890,286	2,842,179	3,295,355	10,027,820
	Capital expenditures for segment assets	$ (17,976)	(4,981)	(43,900)	(66,857)

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended September 30, 2002:

		Technology	Mechanical Products	Electronic Products	Total
	Revenue	$ 639,379	1,184,868	2,248,703	4,072,950
	Interest income	7,118	224	-	7,342
	Interest expense	-	(11,670)	-	(11,670)
	Depreciation and amortization	(82,857)	(47,358)	(219,523)	(349,738)
	Net earnings (loss)	(227,070)	18,626	(679,340)	(887,784)
	Total segment assets	4,426,815	3,641,778	6,509,995	14,578,588
	Capital expenditures for segment assets	$ (165,875)	(903,747)	-	(1,069,622)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the six months ended September 30, 2003:

		Technology	Mechanical Products	Electronic Products	Total
	Revenue	$ 1,739,702	1,349,217	1,937,638	5,026,557
	Interest income	8,893	2,177	-	11,070
	Interest expense	(3,207)	(41,394)	-	(44,601)
	Depreciation and amortization	(133,831)	(101,519)	(349,521)	(584,871)
	Loss from continuing operations	(404,253)	(6,199)	(981,855)	(1,392,307)
	Net loss	(404,253)	(6,199)	(981,855)	(1,392,307)
	Total segment assets	3,890,286	2,842,179	3,295,355	10,027,820
	Capital expenditures for segment assets	$ (102,468)	(4,981)	(74,435)	(181,884)

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the six months ended September 30, 2002:

		Technology	Mechanical Products	Electronic Products	Total
	Revenue	$ 1,485,200	2,279,831	5,080,532	8,845,563
	Interest income	15,095	397	-	15,492
	Interest expense	-	(23,615)	(7,288)	(30,903)
	Depreciation and amortization	(164,071)	(94,240)	(434,256)	(692,567)
	Earnings (loss) from continuing
	operations	(227,570)	23,980	(1,097,114)	(1,300,704)
	Net loss	(227,570)	(160,991)	(1,097,114)	(1,485,675)
	Total segment assets	4,426,815	3,641,778	6,509,995	14,578,588
	Capital expenditures for segment assets	$ (222,743)	(1,007,335)	-	(1,230,078)

(11)	Commitments and Contingencies

	Employment Agreements

	The Company has entered into employment agreements with two of its officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $1,836,000.

	Lease Commitments

The Company has entered into operating lease agreements for office space and equipment, which expire at various times through 2007. As of September 30, 2003, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year are as follows:

	Fiscal Year Ending March 31,
	2004	$ 119,117
	2005	299,405
	2006	299,371
	2007	288,564
		$ 1,006,457
		=======

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Rental expense under these leases totaled approximately $68,460 and $136,959 for the quarters ended September 30, 2003 and 2002, respectively, and $138,451 and $273,372 for the six months ended September 30, 2003 and 2002, respectively.

The Company has guaranteed the facility lease of its wholly-owned subsidiary, UQM Electronics, Inc. which expires in March 2007 with future minimum lease payment totaling $964,623.

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of its electronics product segment seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order. The Company is seeking damages of approximately $700,000 plus attorneys' fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. In November 2002, the Company also filed a lawsuit against Lumimove, Inc., another former contract manufacturing customer of its electronics product segment, in the Circuit Court of St. Louis County, Missouri seeking payment for inventory purchased on behalf of the customer. The Company was seeking damages of approximately $180,000 plus attorneys' fees and other costs. The Lumimove litigation was settled in October 2003. The Hussman action is scheduled for trial in January, 2004. It is not possible to predict or determine the outcome of this legal action, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company's financial position, results of operations and liquidity.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flow, although there can be no assurance that adverse developments in these matters could not have a material impact on a future reporting period.

(12)	Comprehensive Income

The Company's comprehensive loss for the quarter and six months ended September 30, 2003 and 2002 was equal to its net loss.

Accumulated comprehensive loss as of September 30, 2003 and March 31, 2003 consists entirely of foreign currency translation adjustments relating to Taiwan UQM Electric Co., Ltd. When the Company disposes of its ownership interest in Taiwan UQM the Company will charge the amount in accumulated comprehensive loss to operations as part of a realized gain or loss.

(13)	Subsequent Event

On October 20, 2003 the Company completed a secondary offering of 720,000 shares of common stock for $2.4 million. Net cash proceeds to the Company were approximately $2.2 million.

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

Financial Condition

Cash and cash equivalents at September 30, 2003 were $1,986,064 compared to $2,476,276 at March 31, 2003. The decrease in cash and cash equivalents is primarily attributable to operating losses, increased levels of prepaid expenses and other current assets, lower levels of accounts payable and other current liabilities and capital expenditures, partially offset by decreased levels of accounts receivable and inventory during the first half of the year. On October 20, 2003, the Company completed a secondary offering of 720,000 shares of common stock to institutional investors in North America and Europe. Net cash proceeds to the Company from the offering were approximately $2.2 million.

Accounts receivable declined $278,262 to $755,740 at September 30, 2003 from $1,034,002 at March 31, 2003. The decrease is primarily attributable to lower revenue levels.

Costs and estimated earnings on uncompleted contracts increased $225,447 to $412,931 at September 30, 2003 from the fiscal 2003 year-end level of $187,484. The increase is due to less favorable billing terms on contracts in process at September 30, 2003. Estimated earnings on contracts in process was $745,619 or 21.2 percent of contracts in process of $2,771,644 compared to estimated earnings on contracts in process of $619,403 or 24.6 percent of contracts in process of $1,903,214 at March 31, 2003. The decrease in estimated margins as a percentage of contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventory obligations of certain customers increased $13,366 to $803,133 at September 30, 2003 compared to $789,767 at March 31, 2003. The increase is due to additional inventory identified to specific customers during the first half of the year.

Inventories declined $708,646 to $911,616 primarily due to lower levels of raw materials and finished goods inventories, which declined $544,059 and $178,990, respectively. The decline in inventories is attributable to reduced stocking levels associated with lower production volumes, the purchase by Tyco International of $134,979 of raw material inventory held on their behalf for discontinued products, and higher levels of inventory reserves for obsolete inventory which accounted for $100,000 of the decline.

Prepaid expenses increased to $317,323 at September 30, 2003 from $112,568 at March 31, 2003 reflecting the prepayment of insurance premium costs on the Company's commercial insurance coverages.

The Company invested $137,047 for the acquisition of property and equipment during the first half of the fiscal year compared to $241,833 for the comparable period last year. The decrease in capital expenditures is primarily attributable to lower levels of budgeted expenditures.

Accounts payable declined to $773,012 at September 30, 2003 from $975,344 at March 31, 2003, primarily due to reduced purchases of raw material inventory.

Other current liabilities decreased $98,900 to $695,675 at September 30, 2003 from $794,575 at March 31, 2003. The decrease is primarily attributable to lower levels of accrued raw material inventory purchases and customer deposits.

Note payable increased to $81,607 at September 30, 2003 reflecting the financing of premiums on the Company's commercial insurance coverages.

Long-term debt, less current portion decreased $61,401 to $1,010,940 at September 30, 2003 reflecting principal repayments on the Company's term bank debt.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $186,653 to $410,031 at September 30, 2003 from $223,378 at March 31, 2003 reflecting billings on engineering contracts at a rate greater than the performance of the associated work.

Common stock and additional paid-in capital at September 30, 2003 increased to $188,502 and $55,899,431, respectively, compared to $188,445 and $55,885,486 at March 31, 2003. The increase is attributable to the sales of common stock under the Company's Employee Stock Purchase Plan and common stock issued for services. On October 20, 2003, the Company completed a secondary offering of 720,000 shares of common stock to institutional investors in North America and Europe. Net cash proceeds to the Company from the offering were approximately $2.2 million.

Results of Operations

Quarter Ended September 30, 2003

Operations for the quarter ended September 30, 2003, resulted in a net loss of $1,001,981 or $0.05 per common share on total revenue of $1,857,094 compared to a net loss of $887,784 or $0.05 per common share on total revenue of $4,072,950 for the comparable quarter last year.

Revenue from contract services rose $89,099 or 14.4 percent to $705,989 for the quarter ended September 30, 2003 compared to $616,890 for the comparable quarter last year. The increase in contract services revenue is primarily attributable to reduced revenue during the prior year second quarter due to the relocation of the Company's engineering group.

Product sales for the quarter declined 66.7 percent to $1,151,105 compared to $3,456,060 for the comparable quarter last year. Mechanical products segment revenue decreased $845,715 or 71.4 percent to $339,153 compared to $1,184,868 for the comparable quarter last year due to decreased shipments of wheelchair motors. Based on existing orders the Company expects shipments to decline further during the third quarter and potentially beyond due to weak demand. Electronic products segment revenue for the quarter declined by $1,600,632 or 71.2 percent to $648,071 due to reduced order levels from a significant customer. Technology product sales increased $141,392 to $163,881 for the quarter ended September 30, 2003 compared to $22,489 for the prior year quarter due to increased shipments of fuel cell air compressor drive motors.

Consolidated gross profit margins for the second quarter decreased to a negative 7.9 percent compared to 3.2 percent for the comparable quarter last year. Gross profit margin on contract services decreased to 9.4 percent for the quarter ended September 30, 2003 versus 10.3 percent for the comparable quarter last year. The decrease in gross profit margin on contract services is primarily attributable to cost overruns on certain engineering contracts during the quarter. Gross profit margins on product sales during the second quarter declined to a negative 18.6 percent compared to gross profit margin of 1.9 percent for the comparable quarter last year. The decrease in margin on product sales is primarily attributable to the impairment of electronic inventory of $100,000 and decreased production overhead absorption due to declining revenue levels at the Company's electronic products and mechanical products segments.

Research and development expense was $151,724 for the quarter ended September 30, 2003 compared to $47,027 for the comparable quarter last year primarily due to internally funded development of a new micro-processor platform for the Company's power electronic controls.

General and administrative expense for the quarter ended September 30, 2003 declined 38.6 percent to $686,010 compared to $1,116,886 for the comparable quarter last year. The decrease is primarily attributable to reduced occupancy, consulting, marketing, and general and administrative expenses.

Interest income declined to $4,483 for the second quarter compared to $7,342 for the prior year second quarter. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the quarter versus the comparable quarter last year.

Gain on sale of real estate and other assets was $600 for the quarter ended September 30, 2003 compared to $150,435 for the comparable quarter last year. The gain for the second quarter of last fiscal year is attributable to the recognition of deferred gain from the sale of the Company's former headquarters facility.

Six Months Ended September 30, 2003

Continuing operations for the six months ended September 30, 2003, resulted in a loss of $1,392,307 or $0.07 per common share on total revenue of $5,026,557 compared to a loss from continuing operations of $1,300,704 or $0.07 per common share on total revenue of $8,845,563 for the comparable period last year. Net loss for the six months ended September 30, 2003 was $1,392,307 or $ 0.07 per common share versus a net loss of $1,485,675 or $0.08 per common share for the same period last year.

Revenue from contract services for the six months ended September 30, 2003 decreased $48,738 or 3.5 percent to $1,339,304 compared to $1,388,042 for the comparable period last year. The decrease in contract services revenue is primarily attributable to the application of engineering resources to an internally funded research and development program, and cost overruns on certain engineering projects.

Product sales for the first half declined 50.6 percent to $3,687,253 compared to $7,457,521 for the comparable period last year. Mechanical products segment revenue for the six months period decreased $930,614 or 40.8 percent to $1,349,217 compared to $2,279,831 for the comparable period last year due to decreased shipments of wheelchair motors. Based on existing orders the Company expects shipments to decline further during the third quarter and potentially beyond due to weak demand. Electronic products segment revenue for the first half declined by $3,142,894 or 61.9 percent to $1,937,638 from $5,080,532 for the same period last year due to reduced order levels for several customers. Technology segment product sales increased $303,240 to $400,398 for the six months ended September 30, 2003 compared to $97,158 for the same period last year due to increased shipments of fuel cell air compressor drive motors and propulsion systems.

Consolidated gross profit margins for the first half decreased to 4.6 percent compared to 5.7 percent for the comparable period last year. Gross profit margin on contract services increased to 17.1 percent from 12.7 percent for the six months ended September 30, 2003 and 2002, respectively. The increase in gross profit margin on contract services is primarily attributable to lower levels of cost overruns in the current fiscal period as compared to the prior year fiscal period. Gross profit margins on product sales during the first half declined to nil compared to 4.4 percent for the comparable period last year. The decrease in margin on product sales is primarily attributable to the impairment of electronic inventory of $100,000 and decreased production overhead absorption due to declining revenue levels at the Company's electronic products and mechanical products segments.

Research and development expense was $296,513 for the six months ended September 30, 2003 compared to $111,408 for the comparable period last year primarily due to internally funded development of a new micro-processor platform for the Company's power electronic controls.

General and administrative expense for the six months ended September 30, 2003 declined 35.1 percent to $1,292,554 compared to $1,992,719 for the same period last year. The decrease is primarily attributable to reduced occupancy, consulting, marketing, and general and administrative expenses.

Interest income declined to $11,070 for the first half compared to $15,492 for the comparable prior year period. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the six month period versus the comparable period last year.

Gain on sale of real estate and other assets was $600 for the six months ended September 30, 2003 compared to $311,505 for the comparable period last year. The gain for the first half of last fiscal year is attributable to the recognition of deferred gain from the sale of the Company's former headquarters facility.

Results of Discontinued Operations

In October 2001, the Company announced its intention to exit its non-core contract gear manufacturing business. Loss from operations of the discontinued gear division for the six months ended September 30, 2002 was $184,971, or $0.01 per common share.

Liquidity and Capital Resources

The Company's cash balances and liquidity throughout the six months ended September 30, 2003 were adequate to meet operating needs. At September 30, 2003, the Company had working capital (the excess of current assets over current liabilities) of $3,105,428 compared to $4,990,887 at September 30, 2002. On October 20, 2003, the Company completed a secondary offering of 720,000 shares of common stock to institutional investors in North America and Europe. Net cash proceeds to the Company from the offering were approximately $2.2 million.

Net cash used by operating activities of continuing operations was $345,892 for the six months ended September 30, 2003 versus net cash provided by operating activities of $615,047 for the comparable period last year. Cash used by operating activities for the first half is primarily attributable to higher levels of working capital used to fund operating losses, higher levels of prepaid expenses and other current assets and reduced levels of accounts payable and other current liabilities during the period versus the comparable period last year.

Net cash used by investing activities of continuing operations for the six months ended September 30, 2003 was $181,284 compared to $1,229,728 for the comparable period last year. The decrease is primarily attributable to expenditures arising from the expansion of the Company's Frederick, Colorado facility in the prior fiscal year.

Net cash flows provided by financing activities of continuing operations was $36,964 for the six months ended September 30, 2003 versus $1,035,937 for the comparable period last year. The decrease is primarily attributable to completion of a secondary offering during the first quarter of the prior fiscal year that resulted in net cash proceeds of $4,431,254, offset by repayments of debt and revolving line-of-credit borrowings of $3,403,957.

The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. The Company believes its financial resources are sufficient to fund its operations for at least eighteen months. However, some of the Company's significant customers have experienced downturns in their businesses as a result of deteriorating general economic conditions and other factors. To the extent these customers experience financial difficulties sufficient to impair their ability to honor their financial commitments or further reduce their orders for goods and services, the Company could experience a material adverse change in its financial condition, results of operations and liquidity. In addition, the Company's debt facilities require compliance with certain financial covenants in order for the financing to continue to be available on a long-term basis. In the event the Company's operating results are not sufficient to maintain compliance with these covenants, the Company could experience a material adverse change in liquidity.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that effect dollar values reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, collectibility of inventory obligations of certain customers, recoverability of inventories and warranty costs. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the Consolidated Financial Statements.

Accounts Receivable

The Company's trade accounts receivables are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management's best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At September 30, 2003, the Company has recorded reserves for uncollectible trade accounts receivable of $28,756. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company's trade accounts receivable to decline materially, resulting in additional material losses.

Inventory Obligations of Certain Customers

The Company's electronic products segment provides contract manufacturing services for a variety of customers. Typically the Company requires its customers to contractually commit to pay for any non-returnable or non-cancelable raw material inventory purchased by the Company on behalf of its customers. The significant economic downturn in the contract electronics manufacturing industry over the last two years has caused originally scheduled or anticipated production runs to be reduced or cancelled by customers resulting in substantial amounts of raw material inventory being held by the Company for which current or former customers are contractually obligated. To date several customers have failed to honor their contractual obligation to pay for non-cancelable and non-returnable raw material purchased by the Company on their behalf. Accordingly, the Company has reclassified this inventory, together with allowances for the Company's best estimate of uncollectible amounts, in its financial statements. At September 30, 2003, such inventory, net of allowances for uncollectible amounts of $373,599, was $803,133. The Company intends to pursue legal action against those customers who fail to honor their contractual obligations to the Company and has filed to-date two such lawsuits, one of which was settled prior to trial and one of which is awaiting trial. Although the Company believes that its contracts with customers are enforceable, there are inherent risks in litigation and it is possible the Company will not prevail in these actions, the customer will assert counterclaims and prevail on such claims or that if the Company does prevail, the customer will nevertheless not have the financial resources to pay any judgment rendered by the court. In the event the Company does not prevail in litigation, substantially all of this inventory obligation could be rendered uncollectible. Such an outcome, should it occur, could have a materially adverse effect on the Company's results of operations, financial condition and liquidity.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of the Company's technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring, additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2003 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN46) "Consolidation of Variable Interest Entities". Fin 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entities activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

The Company has not identified any entity that would require consolidation. The maximum exposure to losses related to any entity that is determined to be a VIE is limited to the carrying amount of the investment in the entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. One of the Company's long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of September 30, 2003. A one percent change in the prime interest rate would increase or decrease interest expense annually by $2,174 based on outstanding borrowings at September 30, 2003 with adjustable interest rate provisions.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and believe them to be operating effectively in alerting them on a timely basis to reportable items or events required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

The Company's Chief Executive Officer and Chief Financial Officer have supervised an evaluation of the design and operation of the Company's system of internal controls. No significant deficiencies were noted which could affect our ability to record, process, summarize and report financial data. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly-owned subsidiary of Ingersoll Rand Corporation, a former customer of its electronics product segment seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order. The Company is seeking damages of approximately $700,000 plus attorney's fees and other costs. The customer has filed various counterclaims, including breach of contract. The Company believes it has substantial and meritorious defenses against the counterclaims and intends to vigorously contest them. In November 2002, the Company also filed a lawsuit against Lumimove, Inc., another former customer of its electronics product segment, in the Circuit Court of St. Louis County, Missouri seeking payment for inventory purchased on behalf of the customer. The Company was seeking damages of approximately $180,000 plus attorney's fees and other costs. The Lumimove litigation was settled in October 2003. The Hussman action is currently scheduled for trial in January, 2004. It is not possible to predict or determine the outcome of this legal action, or to provide an estimate of potential losses, if any, at this time, however, should the court award damages on the counterclaim it could have a material adverse effect on the Company's financial position, results of operations and liquidity.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flow, although there can be no assurance that adverse developments in these matters could not have a material impact on a future reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Annual Meeting of the Shareholders of UQM Technologies, Inc. was held on August 19, 2003 The following is a summary of the matters submitted to a vote of securityholders and the results of the voting thereon:

Proposal 1: Election of Directors

	For	Withhold Authority
William G. Rankin	17,146,188	122,546
Ernest H. Drew	17,156,321	112,413
Stephen J. Roy	17,156,321	112,413
Jerome H. Granrud	17,156,659	112,075
Donald W. Vanlandingham	17,156,659	112,075

Proposal 2: Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company.

For	Against	Abstain
17,145,975	95,339	27,420

Outstanding votable shares:	18,847,980

Total voted shares represented in person and by proxy:	17,268,734

Percentage of the outstanding votable shares:	91.62%

ITEM 5. OTHER INFORMATION

The following risk factors are applicable to our business:

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:

	Quarter Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net Loss	$ 1,001,981	$ 887,784	$ 1,392,307	$ 1,485,675
	Fiscal Years Ended March 31,
	2003	2002	2001
Net Loss	$ 3,598,650	$ 8,592,655	$ 3,140,122

We have had accumulated deficits as follows:
September 30, 2003	$ 48,748,335

March 31, 2003	$ 47,356,028

In the future, we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

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

Most of our net sales come from two customers, both of which substantially reduced the level of orders with us in the second quarter and we expect further reductions in purchases by one of these significant customers in the third fiscal quarter and potentially beyond which could further negatively impact our financial condition, results of operations and liquidity.

A significant portion of our total revenue was concentrated among two large customers prior to the second quarter, Tyco International and Invacare Corporation. Tyco International reduced the level of its orders from us by approximately 90 percent, and orders are expected to continue at this reduced level for the foreseeable future. Although the Company hopes to replace some or all of the revenue from Tyco International with orders from new customers and additional orders from existing customers, the Company has replaced only a small portion of this revenue as of the date of this report, and there can be no assurance that the Company will be successful in replacing such revenue in future periods. If the Company is not successful in replacing substantially all the revenue previously derived from Tyco International we will experience a material adverse change in our financial condition, results of operations and liquidity. In addition, revenue derived from our remaining significant customer, Invacare Corporation declined to $334,412 for the quarter ended September 30, 2003 versus $1,010,064 for the preceding quarter ended June 30, 2003 and $1,171,457 for the comparable quarter ended September 30, 2002. Based on existing orders, the Company expects revenue derived from Invacare Corporation, to decline further in the third quarter and potentially beyond due to weak demand from Invacare. This reduction in revenue from Invacare may cause a material adverse change in our financial condition, results of operations and liquidity.

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

We had a net loss of $1,392,307 during the six months ended September 30, 2003. Cash balances stood at $1,986,064 at September 30, 2003 and were increased by approximately $2.2 million upon the completion of a secondary offering of common stock on October 20, 2003.  If our losses continue at this level, they could consume some or all of our cash balances. During several fiscal years prior to the fiscal years ended March 31, 2003 and 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

Our government contracts can be cancelled with little or no notice and could restrict our ability to commercialize our technology.

Some of our technology has been developed under government funding by United States government agencies. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency and in some cases grant "march-in" rights to the government. March-in rights are the right of the United States government or the applicable government agency, under limited circumstances, to exercise a non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government to facilitate commercialization of technology developed with government funding. March-in rights can be exercised if we fail to commercialize the developed technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights by the government or an agency of the government could restrict our ability to commercialize our technology.

We face intense competition in our motor development and may be unable to compete successfully.

In developing electric motors for use in vehicles, including wheelchairs and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. These companies have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
Report regarding the completion of a secondary offering of common stock of $2.4 million filed October 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: October 28, 2003
By: "Donald A. French"
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)