Form 10-Q
period 2003-12-31
UQM TECHNOLOGIES INC
filed 2004-01-28
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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
Yes. No. X .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at January 26, 2004 was 19,572,625.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,2003	March 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 3,456,361	2,476,276
Accounts receivable	1,037,474	1,034,002
Costs and estimated earnings in excess of
billings on uncompleted contracts (note 2)	322,015	187,484
Inventory obligations of certain customers, net (note 9)	-	789,767
Inventories (note 3)	1,055,297	1,620,262
Prepaid expenses and other current assets	174,542	112,568
Total current assets	6,045,689	6,220,359

Property and equipment, at cost:
Land	181,580	181,580
Building	2,296,957	2,296,957
Machinery and equipment	7,032,155	6,962,596
	9,510,692	9,441,133
Less accumulated depreciation	(5,660,312)	(4,944,608)
Net property and equipment	3,850,380	4,496,525

Patent and trademark costs, net of accumulated
amortization of $316,089 and $276,218	760,610	751,473

Other assets	24,205	24,205

	$ 10,680,884	11,492,562
	========	========

		(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	December 31, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 1,046,088	975,344
Other current liabilities (note 4)	644,368	794,575
Current portion of long-term debt	123,396	116,921
Billings in excess of costs and estimated
earnings on uncompleted contracts (note 2)	328,801	223,378
Total current liabilities	2,142,653	2,110,218

Long-term debt, less current portion	979,795	1,072,341

Total liabilities	3,122,448	3,182,559

Stockholders’ equity (notes 5 & 10):
Common stock, $.01 par value, 50,000,000
shares authorized; 19,572,403 and
18,844,515 shares issued and outstanding	195,724	188,445
Additional paid-in capital	58,024,945	55,885,486
Accumulated deficit	(50,260,103)	(47,356,028)
Accumulated other comprehensive loss	(384,300)	(384,300)
Note receivable from officer	(17,830)	(23,600)
Total stockholders’ equity	7,558,436	8,310,003

Commitments (note 9)

	$ 10,680,884	11,492,562
	========	========

See accompanying notes to consolidated financial statements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Contract services	$ 870,210	837,769	2,209,514	2,225,811
Product sales	748,429	2,864,068	4,435,682	10,321,589
	1,618,639	3,701,837	6,645,196	12,547,400

Operating costs and expenses:
Costs of contract services	682,335	719,831	1,793,256	1,931,419
Costs of product sales	1,018,853	3,232,954	4,704,798	10,359,600
Research and development	97,892	-	394,405	111,408
General and administrative	632,480	919,045	1,925,034	2,911,764
Loss on customer obligations	688,815	-	688,815	-
Write-down of assets	-	100,113	-	100,113
	3,120,375	4,971,943	9,506,308	15,414,304

Loss from continuing operations before
other income (expense)	(1,501,736)	(1,270,106)	(2,861,112)	(2,866,904)

Other income (expense):
Interest income	7,886	6,099	18,956	21,591
Interest expense	(21,315)	(15,463)	(65,916)	(46,366)
Gain on sale of real estate and other assets	3,397	6,135	3,997	317,640
	(10,032)	(3,229)	(42,963)	292,865

Loss from continuing operations	(1,511,768)	(1,273,335)	(2,904,075)	(2,574,039)

Discontinued operations (note 6):
Loss on disposal of gear division including
operating losses during phase-out period	-	-	-	(184,971)
	-	-	-	(184,971)

Net loss	$ (1,511,768)	(1,273,335)	(2,904,075)	(2,759,010)
	========	========	========	========
Net loss per common share - basic and
diluted (note 7):
Continuing operations	$ (.08)	(.07)	(.15)	(.14)
Discontinued operations	-	-	-	(.01)
	$ (.08)	(.07)	(.15)	(.15)
	==	==	==	==

Weighted average number of shares of common
stock outstanding-basic and diluted (note 7)	19,423,379	18,844,144	19,040,352	18,771,157
	========	========	========	========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$ (2,904,075)	(2,574,039)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation and amortization	845,525	1,038,116
Deferred gain on sale of real estate	-	(322,139)
Loss on customer obligations	688,815	-
Write-down of assets	-	100,113
Non-cash compensation expense for common stock issued
for services	5,180	8,320
Loss on disposal of property and equipment	24,206	18,111
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(138,003)	527,428
Inventory obligations of certain customers	100,952	(17,289)
Inventories	564,965	1,709,104
Prepaid expenses and other current assets	(61,974)	182,676
Accounts payable and other current liabilities	(79,463)	(690,301)
Billings in excess of costs and estimated earnings on
uncompleted contracts	105,423	140,801
Net cash provided (used) by operating activities	(848,449)	120,901

Cash flows from investing activities of continuing operations:
Acquisition of property and equipment	(187,712)	(284,479)
Proceeds from sale of property and equipment	3,997	-
Expansion of facility	-	(1,049,692)
Increase in patent and trademark costs	(49,008)	(60,765)
Net cash used by investing activities	(232,723)	(1,394,936)

Cash flows from financing activities of continuing operations:
Repayments on revolving line-of-credit, net	-	(2,254,000)
Repayment of debt	(86,071)	(1,677,980)
Proceeds from borrowing	-	1,225,000
Issuance of common stock in secondary offering, net of offering costs	2,127,401	4,435,212
Issuance of common stock upon exercise of employee options, net of
note repayments	5,770	5,275
Issuance of common stock under employee stock purchase plan	14,157	9,104
Net cash provided by financing activities	2,061,257	1,742,611

Cash provided by continuing operations	980,085	468,576
Net cash provided by discontinued operations	-	277,245
Increase in cash and cash equivalents	980,085	745,821
Cash and cash equivalents at beginning of period	2,476,276	1,411,509
Cash and cash equivalents at end of period	$ 3,456,361	2,157,330
	=======	=======

Interest paid in cash during the period	$ 66,312	71,566
	=======	=======
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

(2)

At December 31, 2003, the estimated period to complete contracts in process ranged from one to twenty months, and the Company expects to collect substantially all related accounts receivable arising therefrom within twenty-one months. Contracts in process consist of the following:

		December 31, 2003	March 31, 2003
		(unaudited)

	Costs incurred on uncompleted contracts	$ 2,058,590	1,903,214
	Estimated earnings	508,775	619,403
		2,567,365	2,522,617
	Less billings to date	(2,574,151)	(2,558,511)

		$ (6,786)	(35,894)
		=======	=======

	Included in the accompanying balance sheets as follows:
	Costs and estimated earnings in excess of billings on
	uncompleted contracts	$ 322,015	187,484
	Billings in excess of costs and estimated earnings on
	uncompleted contracts	(328,801)	(223,378)

		$ (6,786)	(35,894)
		=======	=======

(3)	Inventories consist of:
		December 31, 2003	March 31, 2003
		(unaudited)

	Raw materials	$ 684,823	1,118,944
	Work-in-process	266,846	136,683
	Finished products	103,628	364,635
		$ 1,055,297	1,620,262
		=======	=======

The Company’s raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customer requirements. The Company periodically assesses its inventory for recovery of its carrying value based on available information, expectations and estimates and adjusts inventory carrying values for estimated declines in the realizable value of its inventories.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(4)	Other current liabilities consist of:

		December 31, 2003	March 31, 2003
		(unaudited)

	Accrued legal and accounting fees	$ 79,250	81,300
	Accrued payroll and employee benefits	67,927	176,101
	Accrued personal property and real estate taxes	65,580	37,323
	Accrued warranty costs	54,209	45,927
	Accrued raw material purchases	35,328	149,376
	Accrued losses on engineering contracts	37,035	92,356
	Customer deposits	175,000	79,188
	Accrued rents	101,676	32,919
	Accrued royalties	5,227	18,404
	Other	23,136	81,681
		$ 644,368	794,575
		======	======

(5)	Common Stock Options and Warrants

	Incentive and Non-Qualified Option Plans

As of December 31, 2003, the Company has 1,095,313 shares of common stock available for future grant to key employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair market value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Company’s plans to employees require the option holder to abide by certain company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan the Company issued stock options under its 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

	The following table summarizes activity under the plans for the nine months ended December 31, 2003:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
	Outstanding at March 31, 2003	2,778,128	$5.41
	Granted	2,000	$2.54
	Forfeited	(250,841)	$6.31
	Outstanding at December 31, 2003	2,529,287	$5.32
	=======
	Exercisable at December 31, 2003	1,816,581	$5.95
	=======

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table presents summarized information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
$2.75 – 3.31	699,800	6.5 years	$2.99	303,198	$3.31
$3.59 – 5.00	855,771	5.1 years	$4.29	626,404	$4.35
$6.25 – 8.75	973,716	4.8 years	$7.90	886,979	$7.98
$2.75 – 8.75	2,529,287	5.4 years	$5.32	1,816,581	$5.95
	=======			=======

Non-Employee Director Stock Option Plan

In February 1994, the Company’s Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2003, the Company has 432,592 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair market value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table summarizes activity under the plan for the nine months ended December 31, 2003:

				Weighted
			Shares	Average
			Under	Exercise
			Option	Price
Outstanding at March 31, 2003			29,345	$4.41
Granted			17,596	$3.40
Forfeited			(4,808)	$8.00
Outstanding at December 31, 2003			42,133	$3.58
			=====
Exercisable at December 31, 2003			42,133	$3.58
			=====
The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
$2.55 – 3.40	34,080	2.5 years	$2.99	34,080	$2.99
$5.85 – 8.00	8,053	1.4 years	$6.07	8,053	$6.07
$2.55 – 8.00	42,133	2.3 years	$3.58	42,133	$3.58
	=====			=====

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

	Quarter Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net loss - as reported	$ (1,511,768)	(1,273,335)	(2,904,075)	(2,759,010)
Deduct: Additional stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects:
Current period option grants	-	-	(11,526)	(9,950)
Prior period option grants	(189,429)	(293,035)	(618,876)	(885,239)
Pro forma net loss	$ (1,701,197)	(1,566,370)	(3,534,477)	(3,654,199)
	=======	=======	=======	=======
Earnings per share:
Basic and diluted-as reported	$ (.08)	(.07)	(.15)	(.15)
	==	==	==	==
Basic and diluted-pro forma	$ (.09)	(.08)	(.19)	(.19)
	==	==	==	==
The fair value of stock options granted was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Expected volatility	-	-	49.1%	48.7%
Expected dividend yield	-	-	0.0%	0.0%
Risk free interest rate	-	-	2.6%	3.1%
Expected life of options granted	-	-	4 years	4 years
Fair value of options granted as computed
under the Black Scholes option-pricing model	-	-	$1.44	$1.24
			per share	per share

No options were granted during the quarters ended December 31, 2003 and 2002.

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year Ended March 31,		Pro Forma Compensation Expense
2004		$ 113,162
2005		$ 375,456
2006		$ 140,036

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	Warrants

In October 2003, the Company completed a secondary offering of 720,000 shares of the Company’s common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of the Company’s common stock at an exercise price of $3.96 per share. All of these warrants were outstanding at December 31, 2003.

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company’s common stock. The warrants have an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of the Company’s common stock at an exercise price of $5.17 per share. All of these warrants were outstanding at December 31, 2003.

(6)	Discontinued Operations

	In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which was part of its mechanical products segment.

The operating results of this division for the quarters and nine months ended December 31, 2003 and 2002 have been reported separately as discontinued operations together with losses on the disposal of division assets. Loss from operations of discontinued gear division also includes interest expense on debt used to acquire gear manufacturing machinery and equipment but does not include allocations of general corporate overheads which have been allocated to other business segments. All prior periods presented have been restated to reflect the contract gear manufacturing division as a discontinued operation.

	Net sales and net loss from the discontinued gear division are shown in the following table:

		Quarter Ended December 31,		Nine Months Ended December 31,
		2003	2002	2003	2002
	Net sales	$ -	-	-	127,239
	Net loss	$ -	-	-	(184,971)

(7)	Earnings per Share

Net loss per common share amounts are based on the weighted average number of common shares outstanding during the quarters and nine months ended December 31, 2003 and 2002. Outstanding common stock options and warrants were not included in the computation because the effect of such inclusion would be antidilutive. As of December 31, 2003, the Company had outstanding options to purchase 2,571,420 shares of its common stock and warrants to purchase 420,028 shares of its common stock. Dilutive options and warrants determined under the treasury stock method to acquire 89,301 shares and 12 shares of common stock for the quarters ended December 31, 2003 and 2002, respectively, and 55,718 shares and 25 shares of common stock for the nine months ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because to do so would be antidilutive.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(8)	Segments

The Company has three reportable segments: technology, mechanical products and electronic products. The technology segment encompasses the Company’s technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in note 6, the Company discontinued its gear operations in fiscal year 2002 and accordingly the financial results of this operation are no longer reported in continuing operations of the mechanical products segment in all periods presented. The electronic products segment encompasses the manufacture and sale of wire harness assemblies, electronic printed circuit board assemblies and electronic products. Subsequent to the end of the quarter the Company announced its intentions to divest this business segment during the quarter ending March 31, 2004, see also note 11 below. Salaries of the executive officers and corporate general and administrative expense are allocated equally to each segment. Corporate selling and marketing costs are allocated to each segment based on usage.

Intersegment sales or transfers which were eliminated upon consolidation were $28,917 and $30,405 for the quarters ended December 31, 2003 and 2002, respectively, and $78,541 and $89,838 for the nine months ended December 31, 2003 and 2002, respectively.

	The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended December 31, 2003:

			Mechanical	Electronic
		Technology	Products	Products	Total
	Revenue	$ 968,879	218,302	431,458	1,618,639
	Interest income	6,850	1,036	-	7,886
	Interest expense	(497)	(20,818)	-	(21,315)
	Depreciation and amortization	(58,155)	(32,639)	(169,860)	(260,654)
	Net loss	(91,205)	(52,487)	(1,368,076)	(1,511,768)
	Total segment assets	5,454,988	2,818,754	2,407,142	10,680,884
	Capital expenditures for segment assets	$ (29,640)	(19,123)	(6,073)	(54,836)

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the quarter ended December 31, 2002:

			Mechanical	Electronic
		Technology	Products	Products	Total
	Revenue	$ 1,117,812	1,110,452	1,473,573	3,701,837
	Interest income	5,910	189	-	6,099
	Interest expense	-	(15,463)	-	(15,463)
	Depreciation and amortization	(73,165)	(54,634)	(217,750)	(345,549)
	Net earnings (loss)	(85,243)	55,547	(1,243,639)	(1,273,335)
	Total segment assets	4,581,759	3,610,763	5,038,811	13,231,333
	Capital expenditures for segment assets	$ (83,250)	(81,608)	-	(164,858)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the nine months ended December 31, 2003:

			Mechanical	Electronic
		Technology	Products	Products	Total
	Revenue	$ 2,708,581	1,567,519	2,369,096	6,645,196
	Interest income	15,743	3,213	-	18,956
	Interest expense	(3,704)	(62,212)	-	(65,916)
	Depreciation and amortization	(191,986)	(134,158)	(519,381)	(845,525)
	Net loss	(495,458)	(58,686)	(2,349,931)	(2,904,075)
	Total segment assets	5,454,988	2,818,754	2,407,142	10,680,884
	Capital expenditures for segment assets	$ (132,108)	(24,104)	(80,508)	(236,720)

	The following table summarizes significant financial statement information for operations of each of the reportable segments for the nine months ended December 31, 2002:

			Mechanical	Electronic
		Technology	Products	Products	Total
	Revenue	$ 2,603,012	3,390,283	6,554,105	12,547,400
	Interest income	21,005	586	-	21,591
	Interest expense	-	(39,078)	(7,288)	(46,366)
	Depreciation and amortization	(237,236)	(148,874)	(652,006)	(1,038,116)
	Earnings (loss) from continuing
	operations	(312,813)	79,527	(2,340,753)	(2,574,039)
	Net loss	(312,813)	(105,444)	(2,340,753)	(2,759,010)
	Total segment assets	4,581,759	3,610,763	5,038,811	13,231,333
	Capital expenditures for segment assets	$ (305,993)	(1,088,943)	-	(1,394,936)

(9)	Commitments and Contingencies

	Employment Agreements

	The Company has entered into employment agreements with two of its officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $1,938,038.

	Lease Commitments

The Company has entered into operating lease agreements for office space and equipment, which expire at various times through 2007. As of December 31, 2003, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year are as follows:

	Fiscal Year Ending March 31,
	2004	$ 68,576
	2005	299,405
	2006	299,371
	2007	288,564
		$ 955,916
		======

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Rental expense under these leases totaled approximately $68,459 and $71,685 for the quarters ended December 31, 2003 and 2002, respectively, and $206,910 and $338,349 for the nine months ended December 31, 2003 and 2002, respectively.

The Company has lease commitments totaling $955,916 of which $919,623 is for the facility lease of its wholly-owned subsidiary, UQM Electronics, Inc. which expires in March 2007. The Company has guaranteed the payment of this facility lease obligation. See also note 11 below.

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of its electronics product segment seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order. The Company was seeking damages of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract. On January 16, 2004 the court issued a ruling that did not compel the customer to honor its contract with the Company.  As a  result of this ruling , the Company has fully reserved for the recorded balance of inventory obligations of certain customers during the quarter ended December 31, 2003, resulting in a charge of $688,815.

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

(10)	Comprehensive Income

The Company’s comprehensive loss for the quarter and nine months ended December 31, 2003 and 2002 was equal to its net loss.

Accumulated comprehensive loss as of December 31, 2003 and March 31, 2003 consists entirely of foreign currency translation adjustments relating to Taiwan UQM Electric Co., Ltd. When the Company disposes of its ownership interest in Taiwan UQM, the Company will charge the amount in accumulated comprehensive loss to operations as part of a realized gain or loss.

(11)	Subsequent Event

As described in note 9 above, on January 16, 2004 the Company received an adverse ruling from a circuit court regarding its ability to collect amounts due from former customers for inventory purchased on their behalf. As a result, the Company fully reserved these obligations during the quarter ended December 31, 2003. On January 22, 2004, the Company formalized a plan to sell or close its contract electronics manufacturing business during the quarter ending March 31, 2004. The Company expects to record a charge for discontinued operations in the fourth quarter consisting of losses expected to be incurred on the disposition of equipment and other assets, losses expected to be incurred in the satisfaction of long-term lease commitments and expected losses for on-going operations during the winding down of operations, including expected additional expenses for employee retention.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things the development of markets for our products; the charge to earnings that will result from the sale or closure of the Company’s contract electronics manufacturing business during the quarter ending March 31, 2004; the adequacy of the Company’s cash balances and liquidity to meet future operating needs, and the ability of the Company to issue equity or debt securities; the expected amount of future losses from continuing operations; and the effect of legal actions and claims that the Company is involved in. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5 Other Information.

Financial Condition

Cash and cash equivalents at December 31, 2003 were $3,456,361 compared to $2,476,276 at March 31, 2003. The increase in cash and cash equivalents is primarily attributable to the proceeds from the Company’s secondary offering completed in October 2003, which resulted in cash proceeds, net of offering costs, of $2,127,401.

Accounts receivable increased $3,472 to $1,037,474 at December 31, 2003 from $1,034,002 at March 31, 2003. The increase is primarily attributable to slower collections on trade receivables.

Costs and estimated earnings on uncompleted contracts increased $134,531 to $322,015 at December 31, 2003 from the fiscal 2003 year-end level of $187,484. The increase is due to less favorable billing terms on certain engineering contracts in process at December 31, 2003. Estimated earnings on contracts in process was $508,775 or 19.8 percent of contracts in process of $2,567,365 compared to estimated earnings on contracts in process of $619,403 or 24.6 percent of contracts in process of $2,522,617 at March 31, 2003. The decrease in estimated margins as a percentage of contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventory obligations of certain customers decreased $789,767 to nil at December 31, 2003. The decrease is primarily attributable to the Company’s decision to fully reserve these accounts coincident with an adverse court ruling on the enforceability of the Company’s purchase contracts.  See also notes 9 and 11 above.

Inventories declined $564,965 to $1,055,297 primarily due to lower levels of raw materials and finished goods inventories, which declined $434,121 and $261,007, respectively. The decline in inventories is attributable to reduced stocking levels associated with lower production volumes, the purchase by a former customer of raw material inventory held on their behalf and an increase in inventory reserves for obsolete inventory.

Prepaid expenses increased to $174,542 at December 31, 2003 from $112,568 at March 31, 2003 reflecting higher premium costs on the Company’s commercial insurance coverages which are prepaid.

The Company invested $187,712 for the acquisition of property and equipment during the first nine months of the fiscal year compared to $284,479 for the comparable period last year. The decrease in capital expenditures is primarily attributable to planned reductions in capital spending.

Accounts payable increased to $1,046,088 at December 31, 2003 from $975,344 at March 31, 2003, primarily due to extended payment terms on selected inventory purchases.

Other current liabilities decreased $150,207 to $644,368 at December 31, 2003 from $794,575 at March 31, 2003. The decrease is primarily attributable to lower levels of accrued raw material inventory purchases and accrued payroll and employee benefits.

Long-term debt, less current portion decreased $92,546 to $979,795 at December 31, 2003 reflecting principal repayments on the Company’s term bank debt on the mortgage of its Frederick, Colorado facility.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $105,423 to $328,801 at December 31, 2003 from $223,378 at March 31, 2003 reflecting billings on certain engineering contracts in advance of the performance of the associated work.

Common stock and additional paid-in capital at December 31, 2003 increased to $195,724 and $58,024,945, respectively, compared to $188,445 and $55,885,486 at March 31, 2003. The increases were primarily attributable to completion of a secondary offering of 720,000 shares of common stock to institutional investors in North America and Europe. Net cash proceeds to the Company from the offering were $2,127,401.

Results of Operations

Quarter Ended December 31, 2003

Operations for the quarter ended December 31, 2003, resulted in a net loss of $1,511,768 or $0.08 per common share on total revenue of $1,618,639 compared to a net loss of $1,273,335 or $0.07 per common share on total revenue of $3,701,837 for the comparable quarter last year.

Revenue from contract services rose $32,441 or 3.9 percent to $870,210 for the quarter ended December 31, 2003 compared to $837,769 for the comparable quarter last year. The increase in contract services revenue is primarily attributable to higher billing rate realization.

Product sales for the quarter declined 73.9 percent to $748,429 compared to $2,864,068 for the comparable quarter last year. Mechanical products segment revenue decreased $892,150 or 80.3 percent to $218,302 compared to $1,110,452 for the comparable quarter last year due to decreased shipments of wheelchair motors arising from the loss of a significant customer. Electronic products segment revenue for the quarter declined by $1,042,115 or 70.7 percent to $431,458 due to reduced order levels from a significant customer. Technology product sales decreased $181,374 to $98,669 for the quarter ended December 31, 2003 compared to $280,043 for the prior year quarter due to decreased shipments of propulsion systems for hybrid electric HUMVEEs.

Consolidated gross profit margins for the third quarter increased to a negative 5.1 percent compared to negative 6.8 percent for the comparable quarter last year. Gross profit margin on contract services increased to 21.6 percent for the quarter ended December 31, 2003 versus 14.1 percent for the comparable quarter last year. The increase is primarily attributable to fewer charges for cost overruns on certain engineering contracts during the current quarter versus the comparable quarter last year. Gross profit margins on product sales during the third quarter declined to a negative 36.1 percent compared to a negative gross profit margin of 12.9 percent for the comparable quarter last year due to decreased overhead absorption due to declining revenue levels.

Research and development expense was $97,892 for the quarter ended December 31, 2003 compared to nil for the comparable quarter last year primarily due to internally funded development of a new micro-processor platform for the Company’s power electronic controls and production engineering costs associated with the production launch of a new product for a customer.

General and administrative expense for the quarter ended December 31, 2003 declined 31.2 percent to $632,480 compared to $919,045 for the comparable quarter last year. The decrease is primarily attributable to cost reduction activities at UQM Electronics.

Loss on customer obligations was $688,815 for the quarter ended December 31, 2003 compared to nil for the comparable quarter last year. The loss for the quarter is attributable to the Company’s decision to fully reserve the recorded balance of inventory obligations of certain customers following an adverse court ruling on the enforceability of the Company’s purchase contracts.

Write-down of assets was nil for the quarter ended December 31, 2003 compared to $100,113 for the comparable quarter last year. The prior year amount represents the impairment of assets at the Company’s electronics segment due to under-utilization.

Interest income increased to $7,886 for the third quarter compared to $6,099 for the prior year third quarter. The increase is attributable to higher levels of invested funds during the quarter versus the comparable quarter last year.

Interest expense increased by $5,852 to $21,315 for the quarter ended December 31, 2003 versus $15,463 for the comparable quarter last year. The increase is attributable to higher average borrowings throughout the quarter versus the comparable quarter last year.

Nine Months Ended December 31, 2003

Continuing operations for the nine months ended December 31, 2003, resulted in a loss of $2,904,075 or $0.15 per common share on total revenue of $6,645,196 compared to a loss from continuing operations of $2,574,039 or $0.14 per common share on total revenue of $12,547,400 for the comparable period last year. Net loss for the nine months ended December 31, 2003 was $2,904,075 or $ 0.15 per common share versus a net loss of $2,759,010 or $0.15 per common share for the same period last year.

Revenue from contract services for the nine months ended December 31, 2003 decreased $16,297 or 0.7 percent to $2,209,514 compared to $2,225,811 for the comparable period last year. The decrease in contract services revenue is primarily attributable to the application of engineering resources to internally funded research and development programs.

Product sales for the first nine months declined 57.0 percent to $4,435,682 compared to $10,321,589 for the comparable period last year. Mechanical products segment revenue for the nine months period decreased $1,822,764 or 53.8 percent to $1,567,519 compared to $3,390,283 for the comparable period last year due to decreased shipments of wheelchair motors. Electronic products segment revenue for the first nine months declined by $4,185,009 or 63.9 percent to $2,369,096 from $6,554,105 for the same period last year due to reduced order levels for several customers. Technology segment product sales increased $121,866 or 32.3 percent to $499,067 for the nine months ended December 31, 2003 compared to $377,201 for the same period last year due to increased shipments of fuel cell air compressor drive motors and propulsion systems.

Consolidated gross profit margins for the first nine months increased to 2.2 percent compared to 2.0 percent for the comparable period last year. Gross profit margin on contract services increased to 18.8 percent from 13.2 percent for the nine months ended December 31, 2003 and 2002, respectively. The increase is primarily attributable to lower levels of cost overruns in the current fiscal period versus the prior year fiscal period. Gross profit margins on product sales during the first nine months declined to a negative 6.1 percent compared to a negative 0.4 percent for the comparable period last year. The decrease in margin on product sales is primarily attributable to the write-down of electronic inventory of $140,000 during the period and decreased production overhead absorption due to declining revenue levels.

Research and development expense was $394,405 for the nine months ended December 31, 2003 compared to $111,408 for the comparable period last year primarily due to internally funded development of a new micro-processor platform for the Company’s power electronic controls, production engineering costs and an increase in cost-share type contracts.

General and administrative expense for the nine months ended December 31, 2003 declined 33.9 percent to $1,925,034 compared to $2,911,764 for the same period last year. The decrease is primarily attributable to cost reduction activities at all business units throughout the period.

Loss on customer obligations was $688,815 for the nine months ended December 31, 2003 compared to nil for the comparable period last year. The loss for the period is attributable to the Company’s decision to fully reserve the recorded balance of inventory obligations of certain customers following an adverse court ruling on the enforceability of the Company’s purchase contracts.

Write-down of assets was nil for the nine months ended December 31, 2003 compared to $100,113 for the comparable period last year. The prior year amount represents the impairment of assets at the Company’s electronics segment due to under-utilization.

Interest income declined to $18,956 for the first nine months compared to $21,591 for the comparable prior year period. The decrease is attributable to lower levels of invested cash and lower interest rates on invested funds during the current year versus the comparable period last year.

Interest expense increased by $19,550 to $65,916 for the first nine months versus the comparable nine-month period last year. The increase is primarily attributable to higher average borrowings throughout the nine-month period this year versus the comparable period last year.

Gain on sale of real estate and other assets was $3,997 for the nine months ended December 31, 2003 compared to $317,640 for the comparable period last year. The gain for the first nine months of this fiscal year resulted from the sale of property and equipment. The gain for the first nine months of last fiscal year is attributable to the recognition of deferred gain from the sale of the Company’s former headquarters facility.

Results of Discontinued Operations

In October 2001, the Company announced its intention to exit its non-core contract gear manufacturing business. Loss from operations of the discontinued gear division for the nine months ended December 31, 2002 was $184,971, or $0.01 per common share.

Liquidity and Capital Resources

The Company’s cash balances and liquidity throughout the nine months ended December 31, 2003 were adequate to meet operating needs. At December 31, 2003, the Company had working capital (the excess of current assets over current liabilities) of $3,903,036 compared to $4,661,106 at December 31, 2002.

Net cash used by operating activities of continuing operations was $848,449 for the nine months ended December 31, 2003 versus net cash provided by operating activities of $120,901 for the comparable period last year. Cash used by operating activities for the nine months is primarily attributable to higher levels of operating losses and current assets and reduced levels of accounts payable and other current liabilities during the period versus the comparable period last year.

Net cash used by investing activities of continuing operations for the nine months ended December 31, 2003 was $232,723 compared to $1,394,936 for the comparable period last year. The decrease is primarily attributable to planned reductions in capital spending and the expansion of the Company’s Frederick, Colorado facility in the comparable period last fiscal year.

Net cash flows provided by financing activities of continuing operations was $2,061,257 for the nine months ended December 31, 2003 versus $1,742,611 for the comparable period last year. The increase is primarily attributable to increased levels of cash provided from equity offerings, net of debt repayments in the current period versus the comparable period last year.

The Company’s operating results and liquidity during the quarter were adversely impacted by the loss of a significant customer in its mechanical products segment, and subsequent to the end of the third quarter, by an adverse court ruling, resulting in the Company’s decision to fully reserve the recorded balance of inventory obligations from customers of $688,815 at December 31, 2003 at its electronic products segment. In addition to these events, the Company’s electronic products business segment has continued to experience declining revenue and larger operating losses coincident with a significant downturn in the contract electronics manufacturing sector. As a result, the Company formalized a plan on January 22, 2004 to sell or close its contract electronics manufacturing subsidiary on or before March 31, 2004. As a result of this action, the Company expects to record a material charge for discontinued operations in the fourth quarter reflecting losses expected to be incurred on the disposition of equipment and other assets; losses expected to be incurred in the satisfaction of long-term lease commitments; and expected losses for on-going operations during the winding down of operations, including expected additional expenses for employee retention. A portion of this charge will require funding from the Company’s available cash balances. Following the divestiture of this business, the Company expects losses from continuing operations to decline to approximately $300,000 per quarter allowing it to focus its management and cash resources on the development and commercialization of its proprietary technology. The Company expects to have sufficient cash resources, following the divestiture, to fund its operations for at least the next fifteen months.

The Company expects to manage its operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. In addition, the Company’s debt facilities require compliance with certain financial covenants in order for the financing to continue to be available on a long-term basis. At December 31, 2003 the Company was in compliance with all financial covenants. In the event the Company’s operating results are not sufficient to maintain compliance with these covenants, the Company could experience a material adverse change in liquidity.

The Company is actively considering possible future acquisitions at any given time and from time to time enters into non-binding letters of intent with respect to possible acquisitions. The Company expects to continue its strategy of growing its business through expanding its product line of permanent magnet motors and controllers, designing and introducing new products for manufacture, seeking strategic alliances to accelerate the commercialization of its technology and pursuing synergistic and accretive acquisitions. The Company expects to finance its operations and future growth from existing cash resources, cash flow from operations, if any, and through the issuance of equity or debt securities or a combination thereof. There can, however, be no assurance that existing cash resources will be sufficient to fund these objectives or that financing or equity capital will be available on terms acceptable to the Company. In the event existing cash resources are not sufficient to fund operations as currently configured, or financing or equity capital to fund future growth is not available, the Company will modify its strategy to align its operations with its then available financial resources.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that effect dollar values reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, recoverability of inventories and warranty costs. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the Consolidated Financial Statements.

Accounts Receivable

The Company’s trade accounts receivables are subject to credit risks associated with the financial condition of its customers and their liquidity. The Company evaluates all customers periodically to assess their financial condition and liquidity and sets appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. The Company has established a reserve for potentially uncollectible trade accounts receivable which is management’s best estimate of the amount of trade accounts receivable that it believes may become uncollectible at a future date due to the foregoing factors. At December 31, 2003, the Company has recorded reserves for uncollectible trade accounts receivable of $22,782. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of the Company’s trade accounts receivable to decline materially, resulting in additional material losses.

Inventory Obligations of Certain Customers

The Company’s electronic products segment provides contract manufacturing services for a variety of customers. Typically the Company requires its customers to contractually commit to pay for any non-returnable or non-cancelable raw material inventory purchased by the Company on behalf of its customers. The significant economic downturn in the contract electronics manufacturing industry over the last two years has caused originally scheduled or anticipated production runs to be reduced or cancelled by customers resulting in substantial amounts of raw material inventory being held by the Company for which current or former customers are contractually obligated. To date several customers have failed to honor their contractual obligation to pay for non-cancelable and non-returnable raw material purchased by the Company on their behalf. Accordingly, the Company has reclassified this inventory, together with allowances for the Company’s best estimate of uncollectible amounts, in its financial statements. The Company intended to pursue legal action against those customers who fail to honor their contractual obligations to the Company. At December 31, 2003, one lawsuit had been settled, one was pending and several others were being evaluated. On January 16, 2004, the Circuit Court of Saint Louis County, Missouri issued a ruling in the pending lawsuit that did not compel the customer to honor its contract with the Company. As a result of this ruling, the Company recorded a charge of $688,815 in the quarter ended December 31, 2003 to fully reserve the recorded balance of inventory obligations of certain customers.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The Company recognizes revenue on the development projects funded by its customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of the Company’s technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2003 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

Asset Impairment

The Company owns long-lived assets that are used in its operations. The realizable value of these assets is dependent on the Company’s ability to productively utilize these assets in its operations. The Company periodically assesses the deployment of its fixed assets for potential impairment in value based on then available information, expectations and estimates and establishes impairment reserves for estimated declines in realizable value below the carrying value of the assets. The actual realizable value of the Company’s long-lived assets may differ materially from these estimates based on future occurrences and any resulting change in the Company’s estimates. It is reasonably possible that future events or changes in circumstances could cause the realizable value of the Company’s long-lived assets to decline materially, resulting in material impairment losses. On January 22, 2004, the Company formalized a plan to sell or close its contract electronics manufacturing business (see note 11 above). As a result of this decision, the Company expects to record a material charge in the quarter ended March 31, 2004, including the potential impairment of assets currently deployed in the contract electronics manufacturing business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company’s product sales, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations. One of the Company’s long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of December 31, 2003. A one percent change in the prime interest rate would increase or decrease interest expense annually by $2,069 based on outstanding borrowings at December 31, 2003 with adjustable interest rate provisions.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation and a former contract manufacturing customer of its electronics product segment, seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order. The Company was seeking damages of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract. On January 16, 2004, the court issued a ruling that did not compel the customer to honor its contract with the Company and dismissing the claims of both parties.   As a result of this ruling, the Company has fully reserved for the recorded balance of inventory obligations of certain customers during the quarter ended December 31, 2003, resulting in a charge of $ 688,815.

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

ITEM 5. OTHER INFORMATION

The following risk factors are applicable to our business:

We have incurred significant operating losses and may continue to do so.

We have incurred significant operating losses as shown in the following tables:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net Loss	$ 1,511,768	$ 1,273,335	$ 2,904,075	$ 2,759,010

Fiscal Years Ended March 31,
	2003	2002	2001
Net Loss	$ 3,598,650	$ 8,592,655	$ 3,140,122

We have had accumulated deficits as follows:

December 31, 2003	$ 50,260,103

March 31, 2003	$ 47,356,028

In the future, we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

We had a net loss of $2,904,075 during the nine months ended December 31, 2003. Cash balances stood at $3,456,361 at December 31, 2003. In January 2004, we announced our intention to sell or close our contract electronics manufacturing business. As a result, we expect to incur a charge in the fourth quarter reflecting losses expected to be incurred on the disposition of equipment, and other assets; losses expected to be incurred in the satisfaction of long-term lease commitments; and expected losses for on-going operations during the winding down of operations, including expected additional expenses for employee retention. A portion of this charge will require funding from the Company’s available cash balances. Following the divestiture we expect our losses to decline to approximately $300,000 per quarter. If our losses continue at this level, they could consume some or all of our cash balances. During several fiscal years prior to the fiscal years ended March 31, 2003 and 2002, we experienced substantial growth in our revenue, which increased our working capital requirements. Should future growth resume at a similar rate or an accelerated rate, the working capital requirements to fund our operations and pursue acquisition opportunities may consume our existing cash balances.

We have formalized a plan to sell or close our contract electronics manufacturing subsidiary in the fourth quarter. The losses associated with this divestiture could be greater than our estimates.

On January 22, 2004, we formalized a plan to sell or close our contract electronics manufacturing subsidiary, UQM Electronics, Inc. We expect to complete the divestiture by March 31, 2004. As a result, we expect to record a charge for discontinued operations in the fourth quarter reflecting losses expected to be incurred on the disposition of equipment, and other assets; losses expected to be incurred in the satisfaction of long-term lease commitments; and expected losses for on-going operations during the winding down of operations, including expected additional expenses for employee retention. A portion of this charge will require funding from the Company’s available cash balances. Changes in circumstances, market conditions and future events could cause our estimate to change materially, causing a material adverse change in our financial condition, results of operations and liquidity.

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

In developing electric motors for use in vehicles and other applications, we face competition from very large domestic and international companies, including the world’s largest automobile manufacturers. These companies have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours.

If we are unable to protect our patents and other proprietary technology, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize our products. In addition, the cost of enforcing our proprietary rights may be expensive and result in increased losses.

Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot assure you that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor’s products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we cannot assure that we would be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future. If third parties assert technology infringement claims against us, the defense of the claims could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly; our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

Use of our motors in vehicles could subject us to product liability claims, and product liability insurance claims could cause an increase in our insurance rates or could exceed our insurance limits, which could impair our financial condition, results of operations and liquidity.

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

10.1 Employment Agreement between the Company and William G. Rankin

10.2 Employment Agreement between the Company and Donald A. French

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report regarding the execution of an underwriting agreement pursuant to which the Company sold 720,000 shares of common stock filed October 16, 2003.

Report regarding the loss of a significant customer filed December 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

UQM Technologies, Inc.
Registrant
Date: January 28,2004
By: "Donald A. French"
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)