Form 10-K
period 2004-03-31
UQM TECHNOLOGIES INC
filed 2004-05-28
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes___ No X .

The aggregate market value of the voting stock held by non-affiliates of the registrant (19,212,619 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of September 30, 2003:

$68,973,302

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of May 24, 2004:
19,574,730 shares of the registrant's common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III certain information is incorporated by reference from the Company’s definitive Proxy Statement for the August 11, 2004 Annual Meeting of Shareholders.
ITEM 1.	BUSINESS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section at the end of this Item 1.

General

UQM Technologies, Inc., ("UQM" or the "Company") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. Our primary focus is incorporating our advanced technology into products aimed at existing commercial markets for electrically propelled vehicles such as wheelchairs, golf carts and industrial utility vehicles as well as emerging markets expected to experience rapid growth including propulsion systems for clean electric, hybrid electric and fuel cell electric on-road and off-road vehicles, vehicle auxiliaries including those configured to operate at 42 volts and environmentally friendly, distributed power generators. Through January 22, 2004, we operated our business in three segments: 1) technology - which encompasses the further advancement and application of our proprietary motors, generators, power electronics and software; 2) mechanical products – which encompasses the manufacture of motors and generators; and 3) electronic products which encompasses the manufacture of electronic printed circuit board assemblies, wire harnesses and complete electronic boxes. On January 22, 2004, we formalized a plan to sell or close our contract electronics manufacturing business. On May 18, 2004, we completed the sale of the assets of this business for $0.9 million in cash and a 15% ownership interest in the purchaser. The financial results of this business segment for the current fiscal year and the previous two fiscal years have been presented for financial reporting purposes in our statement of operations under the caption discontinued operations. Our $0.01 par value common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin stock exchanges under the symbol "UQM."

The Company’s revenue from continuing operations is derived from two principal sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of proprietary technology to customers’ products; and 2) the manufacture and sale of products engineered by us.

Our objective is to leverage our technology base and name recognition to develop and manufacture products for our customers that are superior in performance at competitive prices. To this end, we have initially focused our attention on four market areas that have significant growth potential: 1) electric propulsion systems, generators and power electronic controllers for electric, hybrid electric and fuel cell electric vehicles. Virtually every automobile and truck manufacturer worldwide is developing such vehicles. In the case of hybrid electric powerplants, additional customers include Tier I and Tier II automotive suppliers who hope to provide complete hybrid electric systems to their automotive customers; 2) electric propulsion systems and electronic controllers for small vehicles, such as electric wheelchairs, golf carts, small industrial vehicles, lawn and ground care equipment and the like; 3) vehicle auxiliaries including under-the-hood power accessories, such as electric air conditioning compressors and electric power steering which are expected to replace existing belt-driven parasitic components now in use as part of the automotive industry’s adoption of a new 42 volt standard and fuel cell components such as air compressor drive motors and electronic controllers to manage the operation of the fuel cell and its power generation; and 4) distributed power generation products such as wind generators, engine generators and power electronic controllers for both residential and commercial customers that need standby or backup power, remote stand-alone power and grid-connected power. Fundamental to this strategy is the continual advancement of our proprietary motor, generator, power electronic controller and software technology portfolio and the maintenance of a high quality and competitive manufacturing capability for products developed by us. During the last two years we have achieved significant advancements in the performance of our permanent magnet motors including a constant power speed ratio of 10 to 1 and nearly a two-fold improvement in power density during continuous operation as well as improved peak torque and efficiency through a new method of motor control. See also "Technology" below. Substantially all of our research and development activities are the result of projects contracted for and funded by our customers, and in most cases, we retain all or substantially all of the intellectual property rights in technology enhancements. Internally funded research and development expenditures were $461,223, $117,735 and $98,940 for the years ended March 31, 2004, 2003 and 2002, respectively.

Following the divestiture of our contract electronics manufacturing business, we will have two principal operating units: 1) UQM Technologies, Inc., located in Frederick, Colorado, which includes the Corporate Headquarters and Engineering and Product Development Center; and 2) wholly-owned subsidiary UQM Power Products, Inc.("UQM Power"), also located in Frederick, Colorado, which manufactures permanent magnet electric motors and generators.

We also have a minority ownership position in EV Global Motors Company ("EV Global"), and Windemere Eco Development Limited ("WED"). The carrying value of these investments on our balance sheet has been reduced to zero because they were impaired under generally accepted accounting principles. EV Global, based in Los Angeles, is a developer and distributor of electric bicycles. WED is an environmentally sensitive development of Windemere Island in the Bahamas. In May 2004, we received a 15% ownership in CD&M Electronics, Inc. (CD&M), a privately-held contract electronics manufacturing company, as part of the divestiture of our wholly-owned subsidiary, UQM Electronics, Inc. We did not record any value on our books for our ownership interest in CD&M because of substantial doubt as to the liquidity and realization of any such value. Prior to February 2004, we also had a 38.25 percent ownership interest in Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), a joint venture with Kwang Yang Motor Company, Ltd. ("KYMCO") and Turn-Luckily Technology Co., Ltd. Taiwan UQM, located in Taipei, Taiwan, was a licensee of ours and a manufacturer of starter motors and alternators for gasoline scooters. We sold our ownership interest in Taiwan UQM during the fourth quarter of fiscal 2004 for $445,275 resulting in a gain of $60,975 after recording the realization of cumulative foreign currency losses during the period of our ownership. Coincident with the sale, the license agreement with Taiwan UQM and the right of Taiwan UQM to use the UQM trademark were terminated. In addition, within the six months from the date of sale, Taiwan UQM is obligated to change its corporate name to eliminate any reference to the trademark UQM or UQM Technologies, Inc.

Loss from continuing operations for the fiscal year ended March 31, 2004 was $1,422,315, or $0.07 per common share, on total revenue of $5,040,904 versus a loss from continuing operations last fiscal year of $933,507, or $0.05 per common share, on total revenue of $7,552,360 and a loss from continuing operations for the fiscal year ended March 31, 2002 of $419,065, or $0.02 per common share, on total revenue of $7,748,995. Discontinued operations for the fiscal year ended March 31, 2004 resulted in a loss of $3,364,638, or $0.18 per common share, versus a loss from discontinued operations of $2,665,143, or $0.14 per common share, for the fiscal year ended March 31, 2003 and a loss from discontinued operations of $8,173,590, or $0.47 per common share, for the fiscal year ended March 31, 2002. Net loss for the fiscal year ended March 31, 2004 was $4,786,953, or $0.25 per common share, versus a net loss of $3,598,650, or $0.19 per common share, last fiscal year and a net loss of $8,592,655, or $0.49 per common share, for the fiscal year ended March 31, 2002.

In October 2003, we completed a secondary offering of 720,000 shares of our common stock to institutional investors in North America and Europe. Net cash proceeds from the offering were $2,127,400.

Technology Segment

Our technology segment encompasses the operations of the Engineering and Product Development Center which shares a 28,000 square foot facility located in Frederick, Colorado with our motor manufacturing operations which are reported in the mechanical products segment. The Engineering and Product Development Center is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. The technology segment conducts sponsored and internally-funded engineering activities directed toward the development of new products and the engineering of motors, generators, and power electronic controllers to meet the requirements of customers’ specific product applications, engineering services for our mechanical products segment and the low volume manufacture of motors, generators and power electronic controllers. During the fiscal year ended March 31, 2004, total technology segment revenue declined 2.2 percent to $3,339,939 versus revenue of $3,416,032 for the fiscal year ended March 31, 2003 and declined 10.9 percent versus revenue of $3,747,725 for the fiscal year ended March 31, 2002.

Total segment revenue and cost of contract services by fiscal year were as follows:

Year Ended March 31,
	2004	2003	2002
Contract Services	$ 2,747,833	$ 2,985,639	$ 2,999,342
Cost of Contract Services	$ 2,215,196	$ 2,506,944	$ 2,053,745
Product Sales	$ 592,106	$ 430,393	$ 748,383

Technology segment operations for the fiscal year ended March 31, 2004 resulted in a net loss of $1,289,738 compared to net losses of $1,003,034 and $442,225 for the fiscal years ended March 31, 2003 and March 31, 2002, respectively. The net loss in the current fiscal year is attributable to increased internally-funded technology development, cost-overruns on development contracts, and lower levels of other income versus last fiscal year. Segment losses for the fiscal year ended March 31, 2003 are primarily attributable to lower gross profit margins on contract services and lower levels of other income versus the fiscal year ended March 31, 2002.

Mechanical Products Segment

Our mechanical products segment encompasses the operations of our wholly-owned subsidiary, UQM Power. UQM Power shares a 28,000 square foot facility located in Frederick, Colorado with the technology segment. Prior to October 2001, UQM Power’s operations consisted of the volume manufacture of motors and the contract manufacture of gears and gear assemblies. Due to continuing weak demand in the markets we served, the gear market generally, and industry trends toward greater sourcing of customer gear requirements overseas, we divested our non-core contract gear manufacturing business. As a result, the operating results of the discontinued gear business are reported as discontinued operations in the statement of operations for the fiscal years ended March 31, 2003 and 2002.

Motor manufacturing operations consist of the volume manufacture of our proprietary permanent magnet motors. Mechanical products segment operations for the fiscal year ended March 31, 2004 resulted in a net loss of $132,577, or $0.01 per common share, on total revenue of $1,700,965, versus net earnings of $69,527, or nil per common share, on total revenue of $4,136,328 for the fiscal year ended March 31, 2003 and net earnings of $23,160, or nil per common share, on total revenue of $4,001,270 for the fiscal year ended March 31, 2002. The decline in revenue for the year ended March 31, 2004 versus the two prior fiscal years is attributable to lower production volumes of wheelchair propulsion motors which was partially offset by revenue increases from the launch of production for fan blower motors used in the air conditioning system on a military aircraft. In March 2004 we received an order for the production of wheelchair motors in the amount of $637,500 which represents deliveries through November, 2005. We do not expect to receive any additional orders for new wheelchair production motors from Invacare Corporation, although orders for field service and warranty units are expected to continue for the foreseeable future.

Electronic Products Segment – Discontinued Operations

In January 2004, we formalized a plan to sell or close our wholly-owned subsidiary UQM Electronics, Inc., located in St. Charles, Missouri. This business consisted of the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. Over the last several years, segment operations were adversely impacted by a broad and significant business downturn in the contract electronics manufacturing sector, generally, including a substantial decline in consumer demand for electronic products which contributed to the our decision to divest this non-core business. On May 18, 2004, we completed the divestiture of the assets of this business for $0.9 million in cash and a 15% ownership interest in the purchaser. The purchase price was determined by negotiation between us and the purchaser. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. The operations of UQM Electronics, Inc. are reported as discontinued operations in our statement of operations for the fiscal years ended March 31, 2004, 2003 and 2002. Discontinued operations for this business resulted in a loss of $3,364,638, or $0.18 per common share, versus a loss from discontinued operations of $2,480,172, or $0.13 per common share, for the fiscal year ended March 31, 2003 and a loss from discontinued operations of $5,852,490, or $0.33 per common share, for the fiscal year ended March 31, 2002.

Technology

Our technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of the system. See also "Patents" below.

The typical architecture of a UQM motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth magnets are mounted on the outer circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearings, which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of neodymium-iron-boron ("NdFeB") magnet material in a wide range of consumer devices, such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing us to price our advanced motors and controls competitively with lesser performing conventional motors which management believes will accelerate the rate of commercialization of our technology.

Attributes of the our permanent magnet motor technology include brushless electronic commutation; a relatively large air-gap dimension; the use of powerful rare earth NdFeB magnet material; good heat rejection; low iron content; and low mechanical losses. As a result, UQM motors have high operating efficiencies (>90%), high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packageability.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (600 amps at 400 volts), four quadrant control (forward/reverse and motoring/generation), reduced switching losses (minimizing energy loss), intelligent control and controller area network ("CAN") capability.

In addition, we have developed and patented a method of control embodied in electronic component architecture and software code (Phase Advance Control) which allows UQM motors to deliver high output torque at low operating speeds and low torque at high operating speeds from the same machine. Conventional permanent magnet motor designs are limited to operating at either high torque at low speeds or low torque at high speeds; but not both. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop transitioning to high power as the vehicle is accelerated to highway speeds. In conventional internal combustion engine powered vehicles, the transition from high torque to high power is typically accomplished through the multiple gear changes performed by a mechanical transmission. UQM motors, incorporating phase advance technology, are ideally suited as propulsion drives in electric, hybrid electric and fuel cell electric vehicles due to the ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight and cost of mechanical transmissions.

We have developed an integrated electric traction system ("INTETS"), the next generation of our motor technology for vehicle propulsion applications including battery, hybrid and fuel cell electric vehicles. INTETS maximizes the advantages of the UQM motor architecture by packaging a single speed gear reduction and differential inside the hollow rotor and integrating the power electronic controller with the machine. The INTETS system is the electrical equivalent of a conventional powertrain consisting of an internal combustion engine, transmission and differential. The INTETS system measures 15 inches (380 mm) in length with an 11 inch (280mm) diameter (excluding an optional electronic controller), incorporates internal epicyclic single-stage gearing, off-the-shelf internal differential components and parking pawl, and delivers continuous power of 30 kW, peak power of 75 kW and peak torque of 1,700 N-m. The optional, fully integrated, intelligent electronic controller can be programmed to meet a variety of vehicle configurations and incorporates controller area communications protocol for ease of use and integration by original equipment manufacturers. The complete system, including electronic controller and gearing has a peak efficiency exceeding 91 percent. In 2003, the operating performance of this system was independently verified through performance validation testing conducted by the U.S. Department of Energy’s Argonne National Laboratory Advanced Powertrain Research Facility.

Similarly, we are developing a line of modular motors that are expected to improve the continuous power output of our existing motors and generators by about 25 percent without increasing size or weight. Preliminary testing of initial prototypes is underway and we have filed several patent applications surrounding the design features of our line of modular motors.

We have also developed and successfully tested a permanent magnet electronic motor system that achieves a 10 to 1 top speed to base speed ratio (constant power speed ratio or CPSR). The newly developed system provides both high torque and high speed capability in the same machine at levels significantly greater than that of the industry’s best performing motor technology. Many electric motor applications require high torque capability for starting and low speed operation, but must also achieve high speed. For military vehicles, high torque at low speed translates into obstacle and grade climbing capability, while high speed enables pursuit, dash and evasive maneuvers as well as on-road convoy transport. Many commercial applications have similar requirements. Conventional vehicles achieve the high torque required for launch and low end acceleration and the constant power required for high road speed by using a transmission and multiple gear changes. Prior to the performance breakthrough, UQM systems incorporating phase advance were able to achieve a top speed to base speed ratio of 4 to 1. Electrically propelled vehicles designed around 4 to 1 limitation, sometimes require unwanted gearing and/or have less than desired performance. This has particularly been the case in the more demanding off-highway equipment and military vehicle applications. Providing vehicle developers with electric propulsion systems capable of a top speed to base speed ratio of 10 to 1 overcomes a significant limitation and opens up many new application opportunities for UQM systems.

In February 2003, we were granted a U.S. Patent covering our innovative and low cost design for accurately sensing the position of rotating shafts, the technology originally developed and incorporated in proprietary gearless brushless direct drive wheelchair motors. We believe that the patented technology has potentially broad application in a wide range of products where resolvers are used and we are pursuing commercialization of the technology directly with end users and through potential licensing arrangements.

In September 2003, we developed a new method of control for our permanent magnet motor and generator systems that further enhances their performance. The new method of control incorporates sophisticated techniques that extract power from substantially the entire electrical cycle of the motor, resulting in maximized power output and efficiency. Testing of these performance enhancements demonstrated increased peak power output by 33 percent, continuous power output by nearly 100 percent and improved system efficiency at various operating points from 2 to 8 percent. In addition, the new method of control includes enhanced user configurable functionality, increased data transmission and processing speeds which improve the feedback, prognostics and diagnostic capabilities, all of which enhance the durability and functionality of the systems.

In March 2004, we introduced a 42 volt integrated starter motor generator system that mounts directly to the engine crankshaft and delivers 710 newton-meters of engine starting torque, 10 kilowatts of power-assist in motoring mode and peak power generation of 15 kilowatts at engine operating speeds from 1,200 rpm to 2,800 rpm. The system is designed as a power-assist hybrid system for light and medium duty trucks, sport utility vehicles and off-road vehicles. The starter motor generator unit, which can also be configured to deliver a variety of speed/torque profiles, measures four inches in length and 16 inches in diameter, excluding the flywheel housing, and is designed to be fully integrated in the flywheel of an engine. The system also features a controller area network ("CAN") compatible UQM power electronic digital controller that intelligently manages the system’s operation including the dynamic application of the power-assist motoring function and regenerative braking function.

Power-assist systems provide additional power-on-demand to the drivetrain of a hybrid vehicle to enhance the performance of the engine and vehicle while reducing fuel consumption. The power-assist feature provides up to 10 kW of acceleration power to the engine for a short duration during high engine load conditions. Additional features of the system include high-speed engine start capability, regenerative braking and higher levels of onboard electrical power availability to handle increased electrical loads from accessories. The UQM power-assist system was developed in response to customer demand for a low cost system capable of delivering meaningful improvements in vehicle performance, fuel consumption and onboard power availability. The system has undergone extensive evaluation and demonstration testing in two hybrid electric vehicles.

Substantially all of our research and development activities are the result of projects contracted with and funded by customers, for which we typically retain intellectual property rights in the resulting technology developed. Customer funded development activities are recorded as contract services revenue and the associated development costs are shown as cost of contract services in our financial statements. For the year ended March 31, 2004, revenues from customer funded research and development activities were $2,747,833 and internally funded research and development expenditures were $461,223.

In recent years, we have focused our research and development activities on the development of commercial products and production engineering activities to lower the cost of manufacture, as well as enhance the performance and capability of our technology portfolio, as opposed to basic research in the field. Management believes that our future growth is dependent, in part, on the continued advancement of our technology portfolio and our ability to commercialize our technology in additional product applications and markets. Accordingly, we expect to continue to pursue additional customer funded programs and to selectively invest in internally funded development projects to accomplish this objective.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which it hopes to market to vehicle Original Equipment Manufacturers and their Tier I suppliers throughout the world for use in electric, hybrid electric and fuel cell electric vehicles. During fiscal 2004, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of the Toyota Prius hybrid electric passenger car and the Honda Insight and Civic hybrid electric passenger cars. As a result, several auto makers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. In order to capitalize on this expanded demand, we anticipate that we will need to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering among other things, in order to compete successfully as this market emerges. We cannot assure you that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Honda, Toyota, Hitachi, Matsushita, Siemens, Delphi and Ballard Power Systems.

The mechanical products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. We will face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. We believe our principal competitors include Advanced DC, Allied Motion, Emerson Electric, General Electric, Rockwell International, and Baldor.

Patents – New Patent Continuation

We hold several groups or families of patents.

U.S. Patent Nos. 5,004,944; 5,311,092 and 5,319,844 disclose and claim an electromagnetic transducer and method of making the same. Corresponding applications have been filed and issued in several foreign countries.

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

U.S. Patent No. 6,522,130 and 6,693,422 disclose and claim a method for controlling a brushless electric motor having a rotor, and relates to a method for sensing rotor position and detecting rotational speed. Corresponding applications have been filed and are pending in several foreign countries. The foreign applications have either issued or are still pending.

In 2002, a patent application was filed in the United States for a rotor cooling apparatus. Corresponding applications have been filed at the European Patent Office and Canada.

During 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.   This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology.

We also intend to rely on the unpatented proprietary know-how we have developed and now utilize in our products. We cannot provide assurance that others will not independently develop, acquire or obtain access to our technology. Although we protect our unpatented proprietary rights by executing confidentiality agreements with our management, employees and others with access to our technology, these measures may not be adequate to protect us from disclosure or misappropriation of our proprietary information.

Trademarks

We own three U.S. Trademark Registrations for "UNIQ" (International Class 7 for power Transducers, Class 12 for Utility Land Vehicles, and Class 16 for Publications). The Class 12 trademark is subject to renewal in June 2006; the Class 7 trademark is subject to renewal in August 2006; and the Class 16 trademark is subject to renewal in February 2007.

We have registered the letters "UQM" in the U.S. Patent and Trademark Office. Counterpart applications have been filed in numerous countries throughout the world, most of which have granted registrations or indicated them to be allowable. Those trademarks are directed to the same trademark classes as the mark "UNIQ". The foreign trademark registrations and applications include major markets where we are doing business or establishing business contacts.

We have also registered the trademark "POWERPHASE" which we use in conjunction with certain of our propulsion systems. Corresponding applications for trademark registration were filed in 11 countries. The trademark is registered in the European Community and various other foreign countries.

Backlog

Our technology segment had unperformed service contracts from customers which will provide future revenue upon completion aggregating approximately $1.4 million and an order backlog for prototype motors and controllers of approximately $0.3 million at April 30, 2004 compared to $1.4 million and $0.3 million, respectively at April 30, 2003. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next seventeen months and ship motor and controller backlog products over the next four months.

Our mechanical products segment had an order backlog of approximately $1.1 million at April 30, 2004 compared to $1.0 million at April 30, 2003. We expect to ship all backlog products within the next nineteen months.

Customers and Suppliers

We have one significant customer, Invacare Corporation, which is a customer of our mechanical products segment and accounted for revenue of $1,643,215, or 32.6 percent of consolidated total revenue in the fiscal year ended March 31, 2004 and $4,136,328, or 54.8 percent of consolidated total revenue, and $4,001,270, or 51.6 percent of consolidated total revenue, for the fiscal years ended March 31, 2003 and March 31, 2002, respectively. This customer also represented 14.1 percent, 22.5 percent and 15.9 percent of total accounts receivable at March 31, 2004, 2003, and 2002, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were 9.5 percent, 8.7 percent and 15.8 percent of consolidated total inventories at March 31, 2004, 2003 and 2002, respectively.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnet material and copper wire. Most of the above items are available from several suppliers and we generally rely on more than one supplier for each item. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $1,011,818, or approximately 20.1 percent of our consolidated total revenue, for the year ended March 31, 2004, $1,162,967, or approximately 15.4 percent of consolidated total revenue, for the year ended March 31, 2003 and $1,040,251, or approximately 13.4 percent of consolidated total revenue, for the year ended March 31, 2002.

Some of our contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis based on not-to-exceed billing rates negotiated between us and the U.S. Government. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, we can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All U.S. Government contracts with us are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of April 30, 2004, we had 33 full-time employees. We have entered into employment contracts with two of our executive officers, which expire December 31, 2007. None of our employees are covered by a collective bargaining agreement. Management believes that our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract labor to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified professional engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Risk Factors

The following factors and other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

We have incurred significant operating losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2004	2003	2002

Net loss	$ 4,786,953	$ 3,598,650	$ 8,592,655

We have had accumulated deficits as follows:

March 31, 2004	$ 52,142,981

March 31, 2003	$ 47,356,028

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

We had a net loss of $4,786,953 for the fiscal year ended March 31, 2004 which included estimated losses from discontinued operations of $3,364,638. Cash balances were $3,005,709 at March 31, 2004. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering among other things in order to effectively compete in the emerging market for hybrid electric vehicles which will expand our operating losses and require us to secure additional funding beyond our existing cash resources. We cannot assure you, however, that funding will be available on terms acceptable to us.

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

Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot assure that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor’s products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we cannot assure that we would be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future. If third parties assert technology infringement claims against us, the defense of the claims could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

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

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2004 is set forth in the table below:

Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Frederick, Colorado	28,000	Own	manufacturing laboratories and offices
St. Charles, Missouri (1)	31,000	Leased	manufacturing and offices

(1)	We completed a sublease on this facility in May 2004 coincident with the divestiture of our contract electronics manufacturing business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation and a former contract manufacturing customer of our electronic products segment, seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order.

We sought damages of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract. On January 16, 2004, the court issued a ruling that did not compel the customer to honor its contract with us and dismissing the claims of both parties. As a result of this ruling, we fully reserved for the recorded balance of inventory obligations of certain customers during the quarter ended December 31, 2003, resulting in a charge of $ 688,815.

In addition, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow, although we cannot provide assurance that adverse developments in these matters could not have a material impact on a future reporting period.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2004.

None.
PART II.
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American, Chicago, Pacific, Frankfurt and Berlin Stock Exchanges. The high and low closing prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2004	High	Low
Fourth Quarter	$3.47	$2.27
Third Quarter	$3.70	$2.73
Second Quarter	$3.85	$2.91
First Quarter	$3.05	$2.19

2003	High	Low
Fourth Quarter	$3.64	$2.57
Third Quarter	$3.35	$2.40
Second Quarter	$3.90	$1.85
First Quarter	$4.55	$3.60

On May 24, 2004 the closing price of our common stock, as reported on the American Stock Exchange, was $3.00 per share and there were 917 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.
ITEM 6	SELECTED FINANCIAL DATA

	UQM Technologies, Inc.
	Consolidated Selected Financial Data

	Year Ended March 31,
	2004	2003	2002	2001	2000

Contract services revenue	$ 2,747,833	2,985,639	2,999,342	2,283,292	1,702,937
Product sales	$ 2,293,071	4,566,721	4,749,653	3,900,404	2,943,918
Loss from continuing operations
before other income (expense)	$(1,426,059)	(1,235,780)	(828,681)	(1,291,595)	(5,640,696)
Loss from continuing operations	$(1,422,315)	(933,507)	(419,065)	(1,122,258)	(6,020,679)
Discontinued operations	$(3,364,638)	(2,665,143)	(8,173,590)	(2,017,864)	(451,128)

Net loss	$(4,786,953)	(3,598,650)	(8,592,655)	(3,140,122)	(6,471,807)

Net loss per common share -
basic and diluted:
Continuing operations	$ (.07)	(.05)	(.02)	(.06)	(.36)
Discontinued operations	$ (.18)	(.14)	(.47)	(.12)	(.03)
	$ (.25)	(.19)	(.49)	(.18)	(.39)
	==	==	==	==	==
Total assets	$ 8,721,258	11,492,562	16,129,535	27,481,593	24,257,843

Long-term obligations (1)	$ 1,072,034	1,189,262	2,121,738	3,471,760	4,394,582

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations.
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the Risk Factors section at the end of Item 1.

Financial Condition

Cash and cash equivalents at March 31, 2004 were $3,005,709 and working capital (the excess of current assets over current liabilities) was $3,780,441 compared with $2,476,276 and $4,110,141, respectively, at March 31, 2003. The increase in cash and cash equivalents is primarily attributable to proceeds from a secondary offering completed in October 2003, which resulted in cash proceeds, net of offering costs, of $2,127,400.

Accounts receivable declined $521,007 to $512,995 at March 31, 2004 from $1,034,002 at March 31, 2003. The decrease is primarily attributable to the reclassification of the accounts receivable of the discontinued electronic products segment to assets of discontinued operation at March 31, 2004.

Costs and estimated earnings on uncompleted contracts increased $58,500 to $245,984 at March 31, 2004 versus $187,484 at March 31, 2003. The increase is due to less favorable billing terms on contracts in process at March 31, 2004. Estimated earnings on contracts in process declined to $305,943 or 12.2 percent of contracts in process of $2,500,059 at March 31, 2004 compared to estimated earnings on contracts in process of $619,403 or 24.6 percent of contracts in process of $2,522,617 at March 31, 2003. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects during the fiscal year ended March 31, 2004.

Inventory obligations of certain customers decreased $789,767 to nil at March 31, 2004. The decrease is primarily attributable to the reclassification of the inventory obligations of certain customers of the discontinued electronic products segment to assets of discontinued operation at March 31, 2004.

Inventories declined $1,191,824 to $428,438 principally due to lower levels of raw material and finished goods inventories which declined $833,459 and $330,020, respectively. The decline in raw materials inventories is attributable to reduced stocking levels associated with lower production volumes, and the reclassification of the inventory of the discontinued electronic products segment to assets of discontinued operation at March 31, 2004.

Prepaid expenses decreased to $72,649 at March 31, 2004 from $112,568 at March 31, 2003 primarily due to lower levels of prepaid software maintenance costs at the end of the current fiscal year versus the prior fiscal year end.

Assets of discontinued operations was $1,226,943 at March 31, 2004 compared to nil at March 31, 2003 reflecting the estimated realizable value of all assets of the discontinued electronic products segment, other than cash, at March 31, 2004. See also note 13 below.

We invested $147,388 for the acquisition of property and equipment during the fiscal year compared to $298,621 last fiscal year. The decrease in capital expenditures is primarily due to a planned reduction in capital spending in our technology segment.

Accounts payable declined to $392,474 at March 31, 2004 from $975,344 at March 31, 2003, primarily due to the reclassification of the accounts payable of the discontinued electronic products segment to commitments of discontinued operation at March 31, 2004.

Other current liabilities decreased $536,317 to $258,258 at March 31, 2004 from $794,575 at March 31, 2003. The decrease is primarily attributable to lower levels of accrued loss reserves on certain engineering contracts, customer deposits and the reclassification of the accrued liabilities of the discontinued electronic products segment to commitments of discontinued operation at March 31, 2004.

Liabilities and commitments of discontinued operation were $746,682 at March 31, 2004 compared to nil at March 31, 2003, reflecting the estimated liabilities of the discontinued electronic products segment including the estimated obligation for future lease payments on the manufacturing facility in St. Charles, Missouri. On May 18, 2004, we completed a sublease with the purchaser of the assets of our discontinued contract electronics manufacturing business for the remaining term of our lease agreement. However, we remain the primary obligor and due to doubt regarding the sublessee’s financial capability to meet its obligations under the sublease, we have recorded an estimate of the potential shortfall under our master lease, should the sublease obligation not be fully honored.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $34,126 to $189,252 at March 31, 2004 from $223,378 at March 31, 2003. The decrease is due to lower revenue and reduced billing rates on engineering contracts during the fiscal year ended March 31, 2004 versus the prior fiscal year.

Long-term debt, less current portion decreased $125,918 to $946,423 at March 31, 2004 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $195,726 and $58,025,631, respectively, at March 31, 2004 compared to $188,445 and $55,885,486 at March 31, 2003. The increases were primarily attributable to completion of a secondary offering of 720,000 shares of common stock to institutional investors in North America and Europe.

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2004, resulted in a loss of $1,422,315, or $0.07 per common share, compared to a loss from continuing operations of $933,507, or $0.05 per common share, and $419,065, or $0.02 per common share, for the fiscal years ended March 31, 2003 and 2002, respectively. The increase in the current year loss from continuing operations is attributable to lower revenue levels, higher levels of internally funded research and development expenditures and the inclusion in the prior two fiscal years of deferred gains on sale of real estate of $322,139, or $0.02 per common share, and $379,997, or $0.02 per common share, respectively.

Revenue from contract services declined $237,806, or 8.0 percent, to $2,747,833 at March 31, 2004 compared to $2,985,639 for the fiscal year ended March 31, 2003 primarily due to the application of additional engineering resources to internally funded research and development programs during the fiscal year. Revenue from contract services decreased $13,703, or 0.5 percent, for the year ended March 31, 2003 compared to revenue for the year ended March 31, 2002 reflecting decreased activity on revenue generating programs during the second half of fiscal year 2003.

Product sales this fiscal year declined 49.8 percent to $2,293,071 compared to $4,566,721 for the year ended March 31, 2003. Product sales revenue for the fiscal year ended March 31, 2003 declined 3.9 percent versus product sales revenue for the year ended March 31, 2002 of $4,749,653. Mechanical products segment revenue for the year ended March 31, 2004 decreased $2,435,363, or 58.9 percent, to $1,700,965 compared to $4,136,328 for fiscal year ended March 31, 2003 due to decreased shipments of wheelchair propulsion motors, which was partially offset by the launch of production of fan blower motors used in the air conditioning systems on a military aircraft. We expect production of wheelchair propulsion motors to continue at current levels through November 2005. We do not expect to receive additional orders for new wheelchair production motors from Invacare Corporation, although orders for field service and warranty units are expected to continue for the foreseeable future. Mechanical products segment revenue for the fiscal year ended March 31, 2003 rose $135,058, or 3.4 percent, versus revenue for the fiscal year ended March 31, 2002 reflecting increased shipments of wheelchair motors. Technology segment product revenue for the fiscal year ended March 31, 2004 increased $161,713, or 37.6 percent, to $592,106 compared to $430,393 for fiscal year ended March 31, 2003 due to increased shipments of fuel cell air compressor drive motors and proprietary propulsion systems. Technology segment product revenue for the fiscal year ended March 31, 2003 decreased $317,990, or 42.5 percent, versus revenue for the fiscal year ended March 31, 2002 reflecting reduced demand for proprietary propulsion systems.

Gross profit on contract services was 19.4 percent this fiscal year compared to 16.0 and 31.5 percent for the fiscal years ended March 31, 2003 and 2002, respectively. The increase in contract services margins for the current fiscal year versus the fiscal year ended March 31, 2003 is attributable to lower levels of cost overruns on certain engineering contracts this year versus the prior fiscal year period. The decrease in contract services margins for the fiscal year ended March 31, 2003 versus the fiscal year ended March 31, 2002 is attributable to cost overruns on certain engineering contracts. Gross profit margin on product sales this fiscal year was 14.5 percent compared to 14.8 percent and 9.8 percent in the fiscal years ended March 31, 2003 and 2002, respectively. The decrease in margins on product sales for this fiscal year versus the prior fiscal year resulted from decreased overhead absorption associated with lower revenue levels. The increase in margins on product sales for the fiscal year ended March 31, 2003 versus the fiscal year ended March 31, 2002 is due to reduced material costs.

Research and development expenditures for the fiscal year ended March 31, 2004 increased to $461,223 compared to $117,735 and $98,940 for the fiscal years ended March 31, 2003 and 2002, respectively. The increase is primarily due to internally funded development of a new micro-processor platform for our power electronic controls, production engineering costs and an increase in cost-share type contracts.

General and administrative expense this fiscal year was $1,799,472 compared to $2,245,182 and $2,139,851 for the fiscal years ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses for this fiscal year versus last fiscal year is primarily attributable to cost reduction activities at all business units throughout the year. The increase in general and administrative expenses for the fiscal year ended March 31, 2003 versus the fiscal year ended March 31, 2002 is primarily attributable to higher levels of marketing and consulting costs.

Write-down of assets for the fiscal year ended March 31, 2004 of $30,523 is attributable to the write-down of patent application costs. The write-down of assets for the fiscal year ended March 31, 2003 of $26,384 is primarily attributable to the impairment and disposal of obsolete equipment.

Interest income declined to $26,362 for the current fiscal year compared to $28,035 and $64,068 for the fiscal years ended March 31, 2003 and 2002, respectively. The decrease is generally attributable to lower interest rates on invested funds versus the two prior fiscal years.

Interest expense increased to $84,193 for the year ended March 31, 2004 compared to $62,266 and $34,459 for the fiscal years ended March 31, 2003 and 2002, respectively. The increase is primarily attributable to higher average mortgage borrowings throughout the current fiscal year as compared to the two prior fiscal years.

Gain on sale of real estate was nil for the fiscal year ended March 31, 2004 compared to $322,139 and $379,997 for each of the two preceding fiscal years, respectively. The gain in the prior two fiscal years is attributable to the recognition of deferred gain from the sale of our facility in Golden, Colorado.

Results of Discontinued Operations

In January 2004, we announced our intention to exit our contract electronics manufacturing business. As a result, during the quarter ended March 31, 2004, we recorded a loss from operations of the discontinued electronic products segment of $3,364,638 of which $770,434 represents the loss on disposal of the segment’s assets. Additionally, for all periods presented, we reclassified operating results of the electronic products segment to loss from operations of discontinued electronic products segment. All segment assets were reclassified to the balance sheet caption "assets of discontinued operation" as of March 31, 2004. Lease and commitments were recorded as a current liability under the caption "liabilities and commitments of discontinued operations". On May 18, 2004, we completed the divestiture of the assets of this business for $900,000 in cash and a 15% ownership interest in the purchaser. We have not recorded any value for the common stock of the purchaser received in this transaction. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an estimate of the potential shortfall under our master lease should payments under the sublease obligation not be fully honored.

In October 2001, we announced our intention to exit our non-core contract gear manufacturing business. As a result, during the quarter ended September 30, 2001, we recorded a charge of $1,676,450 for the estimated loss on disposal of the gear division, which included a provision of $663,792 for expected operating losses during the phase-out period. Additionally, for all periods presented, we reclassified operating results of the gear division to loss from operations of discontinued gear division, and reclassified all capital equipment and associated term debt as current under the following balance sheet captions: equipment of discontinued operations held for sale, net and term debt and accrued future losses of discontinued operations, respectively. We completed the divestiture of the contract gear manufacturing business during the first quarter of the fiscal year ended March 31, 2003.

Loss from discontinued operations for the fiscal year ended March 31, 2004 was $3,364,638, or $0.18 per common share, compared to a loss from discontinued operations of $2,665,143, or $0.14 per common share, and $8,173,590, or $0.47 per common share, for the fiscal years ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2004 were adequate to meet operating needs. At March 31, 2004, we had working capital (the excess of current assets over current liabilities) of $3,780,441 compared to $4,110,141 at March 31, 2003. Working capital decreased by $329,700 primarily due to the winding down of operations of our contract electronics manufacturing business. The divestiture of our contract electronics manufacturing business, which was completed on May 18, 2004, generated net cash proceeds of approximately $900,000.

For the year ended March 31, 2004 net cash used by operating activities was $1,292,699 compared to net cash provided by operations of $134,462 for the year ended March 31, 2003. The decrease is primarily attributable to higher levels of operating losses and lower levels of cash generated from reductions in accounts receivables and inventory this fiscal year versus last fiscal year. The increase in cash provided by operating activities for the year ended March 31, 2003 versus the fiscal year ended March 31, 2002 was primarily due to cash provided from lower levels of accounts receivable and inventory.

Net cash provided by investing activities for the fiscal year ended March 31, 2004 was $243,018 compared to cash used by investing activities of $1,412,654 for the previous fiscal year. The increase in cash provided by investing activities this fiscal year was due to the sale of our ownership interest in Taiwan UQM which provided net cash proceeds of $445,275 and lower levels of capital expenditures for property and equipment, facility expansion and patent and trademark costs.

Net cash provided by financing activities was $2,032,800 for the fiscal year ended March 31, 2004 versus $5,089,916 for the comparable period last year. The decrease is attributable to reduced proceeds from the sale of common stock and reduced proceeds from bank borrowings during the current fiscal year. Net cash provided by financing activities for fiscal 2003 rose substantially versus the fiscal 2002 level of $530,306 due to completion of a secondary offering in fiscal 2003 of $4.4 million and increased bank borrowings.

Our operating results and liquidity during the fiscal year were adversely impacted by the reduction in orders of a significant customer in our mechanical products segment, an adverse court ruling against our electronic products segment and our decision to divest our contract electronics manufacturing business.

Our debt facilities require compliance with certain financial covenants in order for the financing to continue to be available on a long-term basis. At March 31, 2004 we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. During fiscal 2004, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of the Toyota Prius hybrid electric passenger car and the Honda Insight and Civic hybrid electric passenger cars. As a result, several auto makers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. As a result of this industry trend, we expect expanded demand for our proprietary propulsion systems which are ideally suited for a wide range of hybrid electric vehicle platforms. In order to capitalize on this anticipated expansion in demand, we expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering among other things, and the scope of these investments may exceed our currently available cash resources. Accordingly, we expect to fund our future operations from existing cash balances and from the future issuance of equity or debt securities or a combination thereof. We can, however, not provide any assurance that financing or equity capital to fund planned operations will be available on terms acceptable to us. In the event financing or equity capital to fund future growth is not available, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2004:
Tabular Disclosure of Contractual Obligations Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$ 1,072,034	125,611	904,953	41,470	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$ 787,185	272,090	515,095	-	-
Purchase Obligations	-	-	-	-	-
Executive Compensation under Employment Agreements	$ 2,138,000	432,000	1,447,000	259,000	-
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	-	-	-	-	-
Total	$ 3,997,219	829,701	2,867,048	300,470	-

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in United States requires management to make judgements, assumptions and estimates that effect the dollar values reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. Estimates are used for but not limited to allowance for doubtful accounts receivables, costs to complete contracts, recoverability of inventories and warranty costs. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions and estimates used in preparation of the Consolidated Financial Statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customers’ particular business. We have established a reserve for potentially uncollectible trade accounts receivable which is our best estimate of the amount of trade accounts receivable that we believe may become uncollectible at a future date due to the foregoing factors. At March 31, 2004 we had recorded reserves for uncollectible trade accounts receivable of $29,843. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Asset Recovery and Realization – Discontinued Operations

On May 18, 2004, we completed the sale of the assets of our electronic products segment. Part of the consideration received from this divestiture was common stock of the purchasing entity, a privately-held corporation. In our judgement there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received. In addition, the purchaser completed a sublease agreement with us whereby it effectively assumed the remaining lease obligation under our master lease. Similarly, in our judgement there is doubt regarding the purchaser’s financial capability to meets its obligations under the sublease agreement. Accordingly, we have recorded a liability of $204,066 which represents our estimate of the potential future shortfall under our master lease should the sublease obligation not be fully honored. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operation and liquidity.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences and any resulting change in our estimates. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2004 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN46R), "Consolidation of Variable Interest Entities" (revised December 2003). Fin 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", which was issued in January 2003. We do not have interests in any variable interest entities, therefore, FIN46R had no impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. The statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this statement; therefore, SFAS No. 150 had no impact on our financial condition or results of operations.
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of March 31, 2004. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,946 on an annual basis on outstanding borrowings at March 31, 2004 on debt with adjustable interest rate provisions.

ITEM 8.	Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors

UQM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

Denver, Colorado

May 19, 2004

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2004	March 31, 2003
Assets

Current assets:
Cash and cash equivalents	$ 3,005,709	2,476,276
Accounts receivable (note 12)	512,995	1,034,002
Costs and estimated earnings in excess of billings on
uncompleted contracts (note 2)	245,984	187,484
Inventory obligations of certain customers, net (note 3)	-	789,767
Inventories (note 3)	428,438	1,620,262
Prepaid expenses and other current assets	72,649	112,568
Assets of discontinued operation (note 13)	1,226,943	-

Total current assets	5,492,718	6,220,359

Property and equipment, at cost:
Land (note 8)	181,580	181,580
Building (note 8)	2,292,687	2,296,957
Machinery and equipment (note 6)	2,793,343	6,962,596
	5,267,610	9,441,133
Less accumulated depreciation	(2,732,291)	(4,944,608)

Net property and equipment	2,535,319	4,496,525

Patent and trademark costs, net of accumulated amortization
of $360,266 and $276,218	692,371	751,473

Other assets	850	24,205

	$ 8,721,258	11,492,562
	=======	========
		(Continued)

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	March 31, 2004	March 31, 2003
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 392,474	975,344
Other current liabilities (notes 7 and 19)	258,258	794,575
Current portion of long-term debt (note 8)	125,611	116,921
Liabilities and commitments of discontinued operation (note 13)	746,682	-
Billings in excess of costs and estimated earnings on
uncompleted contracts (note 2)	189,252	223,378

Total current liabilities	1,712,277	2,110,218

Long-term debt, less current portion (note 8)	946,423	1,072,341

Total liabilities	2,658,700	3,182,559

Stockholders’ equity (notes 10 and 11):
Common stock, $.01 par value, 50,000,000 shares
authorized; 19,572,625 and 18,844,515 shares
issued and outstanding	195,726	188,445
Additional paid-in capital	58,025,631	55,885,486
Accumulated deficit	(52,142,981)	(47,356,028)
Accumulated other comprehensive loss	-	(384,300)
Note receivable from officer	(15,818)	(23,600)

Total stockholders’ equity	6,062,558	8,310,003

Commitments (notes 8, 15, and 17)
	$ 8,721,258	11,492,562
	========	========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002
Revenue (note 12):
Contract services	$ 2,747,833	2,985,639	2,999,342
Product sales	2,293,071	4,566,721	4,749,653
	5,040,904	7,552,360	7,748,995
Operating costs and expenses:
Costs of contract services	2,215,196	2,506,944	2,053,745
Costs of product sales	1,960,549	3,891,895	4,285,140
Research and development	461,223	117,735	98,940
General and administrative	1,799,472	2,245,182	2,139,851
Write-down of assets (note 6)	30,523	26,384	-
	6,466,963	8,788,140	8,577,676

Loss from continuing operations before other
income (expense)	(1,426,059)	(1,235,780)	(828,681)

Other income (expense):
Interest income	26,362	28,035	64,078
Interest expense	(84,193)	(62,266)	(34,459)
Gain on sale of real estate	-	322,139	379,997
Gain on sale of Taiwan joint venture	60,975	-	-
Other	600	14,365	-
	3,744	302,273	409,616

Loss from continuing operations	(1,422,315)	(933,507)	(419,065)

Discontinued operations (note 13):
Loss from operations of discontinued gear division
(including loss on disposal in 2002 of $1,547,874)	-	(184,971)	(2,321,100)
Loss from operations of discontinued electronic
products segment (including loss on disposal
in 2004 of $770,434)	(3,364,638)	(2,480,172)	(5,852,490)
	(3,364,638)	(2,665,143)	(8,173,590)

Net loss	$ (4,786,953)	(3,598,650)	(8,592,655)
	========	========	========
Net loss per common share-basic and diluted
(note 1(o)):
Continuing operations	$ (.07)	(.05)	(.02)
Discontinued operations	(.18)	(.14)	(.47)
	$ (.25)	(.19)	(.49)
	==	==	==
Weighted average number of shares of common stock
outstanding – basic and diluted	19,172,680	18,789,243	17,548,130
	========	========	========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

	Number of common shares issued	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Note receivable due from officer	Treasury stock	Total stockholders’ equity
Balances at March 31, 2001	17,423,358	$ 174,233	50,626,120	(35,164,723)	(384,300)	(37,217)	-	15,214,113

Issuance of common stock upon
exercise of employee, director
and consultant options	301,541	3,015	998,042	-	-	-	(337,696)	663,361
Proceeds from extension of
warrants	-	-	105,007	-	-	-	-	105,007
Issuance of common stock under
employee stock purchase plan	10,799	108	42,770	-	-	-	-	42,878
Compensation expense accrued for
issuance of common stock
options granted for services	-	-	9,558	-	-	-	-	9,558
Comprehensive loss:
Net loss	-	-	-	(8,592,655)	-	-	-	(8,592,655)
Translation adjustment	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(8,592,655)	-	-	-	(8,592,655)

Retirement of treasury shares	(55,850)	(558)	(337,138)	-	-	-	337,696	-

Repayment of officer note	-	-	-	-	-	6,503	-	6,503

Balances at March 31, 2002	17,679,848	176,798	51,444,359	(43,757,378)	(384,300)	(30,714)	-	7,448,765

Issuance of common stock in secondary
offering, net of offering costs	1,160,095	11,601	4,423,611	-	-	-	-	4,435,212
Issuance of common stock under
employee stock purchase plan	2,572	26	9,216	-	-	-	-	9,242
Compensation expense accrued for
issuance of common stock
options granted for services	2,000	20	8,300	-	-	-	-	8,320
Comprehensive loss:
Net loss	-	-	-	(3,598,650)	-	-	-	(3,598,650)
Translation adjustment	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(3,598,650)	-	-	-	(3,598,650)

Repayment of officer note	-	-	-	-	-	7,114	-	7,114

Balances at March 31, 2003	18,844,515	188,445	55,885,486	(47,356,028)	(384,300)	(23,600)	-	8,310,003

Issuance of common stock in secondary
offering, net of offering costs	720,000	7,200	2,120,200	-	-	-	-	2,127,400
Issuance of common stock under
employee stock purchase plan	6,110	61	14,785	-	-	-	-	14,846
Compensation expense accrued for
issuance of common stock
options granted for services	2,000	20	5,160	-	-	-	-	5,180
Sale of Taiwan joint venture -
accumulated other
comprehensive loss	-	-	-	-	384,300	-	-	384,300
Comprehensive loss:
Net loss	-	-	-	(4,786,953)	-	-	-	(4,786,953)
Translation adjustment	-	-	-	384,300	-	-	-	384,300
Total comprehensive loss	-	-	-	(4,402,653)	-	-	-	(4,402,653)

Repayment of officer note	-	-	-	-	-	7,782	-	7,782

Balances of March 31, 2004	19,572,625	$ 195,726	58,025,631	(52,142,981)	-	(15,818)	-	6,062,558
	========	======	========	========	======	=====	======	========

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$ (1,422,315)	(933,507)	(419,065)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities
of continuing operations:
Depreciation and amortization	447,452	515,172	485,790
Gain on sale of real estate by consolidated
subsidiary net of minority interest	-	-	(50,000)
Gain on sale of Taiwan joint venture	(60,975)	-	-
Deferred gain on sale of real estate	-	(322,139)	(379,997)
Write-down of assets	30,523	26,384	-
Non-cash compensation expense for common stock
and stock options issued for services	5,180	8,320	9,558
Loss on disposal of property and equipment	27,603	-	-
Other	-	21,667	2,443
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(96,504)	626,554	(68,248)
Inventories	159,961	670,014	(274,427)
Prepaid expenses and other current assets	3,694	190,572	(86,156)
Accounts payable and other current liabilities	(353,192)	(509,214)	443,357
Billings in excess of costs and estimated
earnings on uncompleted contracts	(34,126)	(159,361)	184,919
Net cash provided by (used in)
operating activities	(1,292,699)	134,462	(151,826)

Cash flows from investing activities of continuing operations:
Acquisition of property and equipment	(147,388)	(298,621)	(198,301)
Expansion of facility	-	(1,049,692)	-
Increase in patent and trademark costs	(55,469)	(64,341)	(74,232)
Proceeds from sale of property and equipment	600	-	-
Proceeds from sale of Taiwan joint venture, net	445,275	-	-
Net cash provided by (used in) investing
activities	$ 243,018	(1,412,654)	(272,533)

See accompanying notes to consolidated financial statements.
		(Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002
Cash flows from financing activities of continuing operations:
Proceeds from borrowings	$ 303,257	1,225,000	-
Repayment of debt	(420,485)	(586,652)	(287,443)
Proceeds from issuance of common stock in secondary
offering, net of offering costs	2,127,400	4,435,212	-
Proceeds from issuance of common stock upon
exercise of employee options, net of note repayments	7,782	7,114	669,864
Proceeds from issuance of common stock under
employee stock purchase plan	14,846	9,242	42,878
Proceeds from extension of warrants	-	-	105,007
Net cash provided by financing activities	2,032,800	5,089,916	530,306

Cash provided by continuing operations	983,119	3,811,724	105,947

Net cash used by discontinued operations	(453,686)	(2,746,957)	(1,093,444)

Increase (decrease) in cash and cash equivalents	529,433	1,064,767	(987,497)

Cash and cash equivalents at beginning of year	2,476,276	1,411,509	2,399,006

Cash and cash equivalents at end of year	$ 3,005,709	2,476,276	1,411,509
	=======	=======	=======
Interest paid in cash during the year	$ 84,715	93,302	389,099
	=======	=======	=======

Non-Cash Investing and Financing Transactions:

In accordance with the provisions of the Company’s stock option plans, the Company accepts as payment of the exercise price or as repayment of promissory notes from officers issued under the option plans, mature shares of the Company’s common stock held by the option holder for a period of at least six months prior to the date of the option exercise or promissory note repayment. For the year ended March 31, 2002, the Company issued 110,059 shares of common stock for an aggregate exercise price of $337,696 for which the Company received 55,850 shares of common stock as payment for the exercise price.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

      (a)           Description of Business

UQM Technologies, Inc. and subsidiaries (the "Company") is engaged in the research, development and commercialization of permanent magnet electric motors and the electronic controls for such motors. The Company was engaged in the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products and in the grinding and manufacture of high precision gears prior to the operations being discontinued in fiscal years ended March 31, 2004 and March 31, 2002, respectively (see note 13). The Company’s revenue is derived primarily from product sales to customers in the automotive, agriculture, industrial, medical and aerospace markets, and from contract research and development services. The Company is impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, its ability to protect and maintain the proprietary nature of its technology, its continued product and technological advances and the ability of the Company and its partners to commercialize its products and technology.

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

      (d)           Accounts Receivable

The Company extends unsecured credit to most of its customers following a review of customers’ credit history. The Company establishes an allowance for doubtful accounts based upon estimates of credit risk, historical trends and other information.

      (e)           Inventory Obligations

The Company separately classifies inventories not currently being used or expected to be used in future production operations for which current or former customers are contractually obligated. The collectibility of these accounts is periodically assessed by management, which establishes appropriate reserves for its estimates of potentially uncollectible amounts.

      (f)           Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on the Company’s assessment of recoverability of slow moving inventory items.

      (g)           Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years, except for buildings, which are depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

      (h)           Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by the Company for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 20 years for patents, and 40 years for trademarks.

      (i)           Impairment of Long-Lived Assets

The Company periodically evaluates whether circumstances or events have affected the recoverability of long-lived assets including intangible assets. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows.

      (j)           Contract Services Revenue and Cost Recognition

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

      (k)           Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (l)           Research and Development

Costs of researching and developing new technology or significantly altering existing technology is expensed as incurred.

      (m)         Equity Compensation

The Company periodically issues common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is recorded based upon the fair value of the Company’s common stock on the date of issuance. For issuances of stock options to employees and directors the Company measures compensation costs using the intrinsic value method. Stock options granted to non-employees are accounted for under the fair value method.

Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Net loss - as reported	$ (4,786,953)	(3,598,650)	(8,592,655)
Deduct: Additional stock-based employee
compensation expense determined under fair
value method for all awards, net of related tax
effects:
Current period option grants	(59,707)	(63,274)	(82,981)
Prior period option grants	(726,275)	(1,062,219)	(1,283,110)

Pro forma net loss	$ (5,572,935)	(4,724,143)	(9,958,746)
	=======	=======	=======
Earnings per share:
Basic and diluted - as reported	$ (.25)	(.19)	(.49)
	==	==	==
Basic and diluted - pro forma	$ (.29)	(.25)	(.57)
	==	==	==

The fair value of stock options granted was calculated using the Black Scholes option pricing model based on the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Expected volatility	49.1%	49.6%	48.4%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.2%	3.3%	4.7%
Expected life of option granted	6 years	6 years	6 years
Fair value of options granted as computed
under the Black Scholes option pricing
models	$ 1.24 per	$ 1.39 per	$ 2.16 per
	share	share	share

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense

2005	$ 567,271
2006	$ 333,864
2007	$ 145,371

      (n)         Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss items which under generally accepted accounting principles are excluded from net loss but included as a component of stockholders’ equity. For the fiscal year ended March 31, 2004, the Company’s comprehensive loss was $4,402,653 versus a net loss of $4,786,953. The difference is attributable to the realization of foreign currency losses in the Company’s net loss. For the fiscal years ended 2003 and 2002 the Company’s comprehensive loss was equal to its net loss. Accumulated other comprehensive loss at March 31, 2003 consisted entirely of unrealized foreign currency losses relating to the Company’s investment in Taiwan UQM. Accumulated other comprehensive loss was reduced to zero at March 31, 2004 reflecting the realization of foreign currency losses upon the sale of the Company’s ownership interest in Taiwan UQM.

      (o)           Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and dilutive potential shares during the periods presented, unless the effect is antidilutive. For the fiscal years ended March 31, 2004, 2003 and 2002, outstanding options to purchase 3,036,586, 2,807,473 and 2,820,332 shares of its common stock, respectively, and warrants to purchase 304,019, 420,269 and 188,250 shares of its common stock, respectively, were outstanding. Dilutive options and warrants for 2,565,029, 2,912,852, and 1,595,595 shares were not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common share. In-the-money options and warrants determined under the treasury stock method to acquire 54,982 shares, 8,693 shares and 332,825 shares of common stock for the fiscal years ended March 31, 2004, 2003 and 2002, respectively, which were potentially includable in the calculation of diluted loss per share were not included in the computation of diluted loss per share because to do so would be antidilutive.

      (p)           Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (q)           Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

      (r)           New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN46R), "Consolidation of Variable Interest Entities" (revised December 2003). Fin 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", which was issued in January 2003.

We do not have interests in any variable interest entities, therefore, FIN46R had no impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. The statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this statement; therefore, SFAS No. 150 had no impact on our financial condition or results of operations.

(2)      Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of            Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2004, the estimated period to complete contracts in process ranged from one to seventeen months, and the Company expects to collect substantially all related accounts receivable arising therefrom within eighteen months.

The following summarizes contracts in process at March 31, 2004 and 2003:

	March 31, 2004	March 31, 2003

Costs incurred on uncompleted contracts	$ 2,194,116	1,903,214
Estimated earnings	305,943	619,403
	2,500,059	2,522,617
Less billings to date	(2,443,327)	(2,558,511)
	$ 56,732	(35,894)
	=======	=======
Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 245,984	187,484
Billings in excess of costs and estimated earnings on
uncompleted contracts	(189,252)	(223,378)
	$ 56,732	(35,894)
	=======	=======

(3)     Inventories

         Inventories at March 31, 2004 and 2003 consist of:
	March 31, 2004	March 31, 2003

Raw materials, net of reserves of $0 and $1,032,290	$ 285,485	1,118,944
Work-in-process	108,338	136,683
Finished products	34,615	364,635
	$ 428,438	1,620,262
	======	=======

The Company’s raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. The Company periodically assesses its inventory for recovery of its carrying value based on available information, expectations and estimates, and adjusts inventory carrying value for estimated declines in the realizable value of its inventories to the lower of cost or market.

The Company separately classifies inventories not currently being used or expected to be used in future production operations for which current or former customers are contractually obligated. The collectibility of these accounts is periodically assessed by management, which establishes appropriate reserves for its estimates of potentially uncollectible amounts. In 2004 the Company wrote off all customer obligations. See note 13 Discontinued Operations.

The value of raw material inventories held pursuant to purchase obligations is as follows:

	March 31, 2004	March 31, 2003

Inventory obligations of customers	$ -	1,157,477
Less: allowance for uncollectible amounts	-	(367,710)
	$ -	789,767
	=======	=======

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

(5)     Investment in Taiwan Joint Venture

During the fourth quarter of fiscal year 2004, the Company sold its interest in a joint venture, Taiwan UQM Electric Co., Ltd. ("Taiwan UQM"), resulting in net cash proceeds to the Company of $445,275.

Since its inception, Taiwan UQM incurred substantial operating losses and the Company reported its proportionate share of such losses and foreign exchange rate fluctuations as a reduction in the recorded value of its investment in Taiwan UQM under the equity method of accounting. On September 30, 1999, the Company wrote down the carrying value of this investment from $1,476,233 to zero. Consequently, the Company discontinued recording its share of the net losses of the joint venture subsequent to the date of the write-down.

The cumulative foreign currency translation adjustments with respect to the joint venture was included in accumulated other comprehensive loss and offset against sales proceeds resulting in a gain on the sale of $60,975.

(6)     Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2004, the Company recorded total impairment charges of $30,523 for abandoned patents.

During the fiscal year ended March 31, 2003, the Company recorded total impairment charges of $26,384 for obsolete equipment.

(7)     Other Current Liabilities

        Other current liabilities at March 31, 2004 and 2003 consists of:

	March 31, 2004	March 31, 2003

Accrued legal and accounting fees	$ 95,000	81,300
Accrued payroll and employee benefits	46,368	176,101
Accrued personal property and real estate taxes	16,877	37,323
Accrued warranty costs	65,496	45,927
Accrued raw material purchases	-	149,376
Accrued losses on engineering contracts	21,654	92,356
Customer deposits	-	79,188
Accrued rents	-	32,919
Accrued royalties	8,886	18,404
Other	3,977	81,681
	$ 258,258	794,575
	======	======

(8)    Long-term debt

          Long-term debt at March 31, 2004 and 2003 consists of:
	March 31, 2004	March 31, 2003
Note payable to bank, payable in monthly installments with interest
at 7.25%; matures November 2005; secured by land and building	$ 877,446	949,774
Note payable to a development partnership in monthly installments with interest at national prime interest rate plus 2 percent
(6.00% at March 31, 2004) adjusted annually on anniversary of
loan; matures December 2007; secured by land and building	194,588	239,488
Total long-term debt	1,072,034	1,189,262
Less: current portion	125,611	116,921

Long-term debt, less current portion	$ 946,423	1,072,341
	=======	=======

The loan agreement related to the Company’s facility in Frederick, Colorado requires the Company to maintain certain financial ratios as defined in the agreement. At March 31, 2004, the Company was in compliance with these covenants.

The annual aggregate contractual maturities of long-term debt for each of the next four fiscal years are as follows:

2005	$ 125,611
2006	850,787
2007	54,166
2008	41,470
$ 1,072,034
=======

(9)    Income Taxes

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Computed "expected" tax benefit	$ (1,627,564)	(1,160,651)	(2,921,503)
Increase (decrease) in taxes resulting from:
Amortization of goodwill not deductible
for tax	-	-	1,570,454
Expiration of net operating loss (NOL)
carry-forwards	-	-	-
Adjustment to deferred tax assets and liabilities

for prior period corrections

-
		(2,645,218)
-

Increase in valuation allowance for net
deferred tax assets	1,735,745	3,997,211	1,478,996
Other, net	(108,181)	(191,342)	(127,947)

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2004	March 31, 2003

Deferred tax assets:
Research and development credit carryforwards	$ 73,628	73,628
Net operating loss carryforwards - Federal	15,550,658	14,447,583
Accruals and reserves	616,021	611,444
Property and equipment	655,686	802,113
Intangible assets	(103,641)	(103,641)
Write-down of investments	1,945,245	1,170,724
Total deferred tax assets	18,737,597	17,001,851

Less valuation allowance	(18,737,597)	(17,001,851)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2004, the Company had net operating loss carryforwards (NOL) of approximately $47 million for U.S. income tax purposes that expire in varying amounts through 2024. Approximately $3 million of the net operating loss carryforwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these

NOLs is limited. Future ownership changes under Section 382 could occur that would result in additional Section 382imitations, which would restrict the use of NOLs. In addition, any Section 382 limitation could be further reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(10)   Stockholders’ Equity

In October 2003, the Company completed a secondary offering of 720,000 shares of common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of the Company’s common stock at an exercise price of $3.96 per share which were recorded at fair value and recorded as a reduction of the proceeds of the offering. Cash proceeds to the Company, net of offering costs were $2,127,400.

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of common stock at an exercise price of $5.73 per share . The placement agent was issued four-year warrants to acquire 116,000 shares of the Company’s common stock at an exercise price of $5.17 per share which were recorded at fair value and recorded as a reduction of the proceeds of the offering. Cash proceeds to the Company, net of offering costs were $4,435,212.

(11)    Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

As of March 31, 2004, the Company has 617,399 shares of common stock available for future grant to employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Company’s plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan, the Company issued stock options under its 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at March 31, 2001	2,814,820	$ 5.96
Granted	472,500	$ 4.16
Exercised	(301,541)	$ 3.32
Forfeited	(219,583)	$ 6.96

Outstanding at March 31, 2002	2,766,196	$ 5.87
Granted	422,500	$ 2.76
Forfeited	(410,568)	$ 5.77

Outstanding at March 31, 2003	2,778,128	$ 5.41
Granted	480,499	$ 2.42
Forfeited	(264,174)	$ 6.35

Outstanding at March 31, 2004	2,994,453	$ 4.85
	=======
Exercisable at March 31, 2004	2,133,119	$ 5.70
	=======

The following table presents summarized information about stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.41 – 3.31	1,178,299	7.8 years	$ 2.76	435,399	$ 3.14
$ 3.59 – 5.00	855,771	4.6 years	$ 4.29	737,337	$ 4.32
$ 6.25 – 8.75	960,383	4.5 years	$ 7.92	960,383	$ 7.92
$ 2.41 – 8.75	2,994,453	5.8 years	$ 4.85	2,133,119	$ 5.70
	=======			=======

           Non-Employee Director Stock Option Plan

In February 1994, the Company’s Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2004, the Company has 432,592 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table presents summarized activity under the plan:

	Shares Under Option	Weighted - Average Exercise Price
Outstanding at March 31, 2001	47,060	$ 5.96
Granted	7,076	$ 5.85

Outstanding at March 31, 2002	54,136	$ 5.94
Granted	16,484	$ 2.55
Forfeited	(41,275)	$ 5.68

Outstanding at March 31, 2003	29,345	$ 4.41
Granted	17,596	$ 3.40
Forfeited	(4,808)	$ 8.00

Outstanding at March 31, 2004	42,133	$ 3.58
	=====
Exercisable at March 31, 2004	42,133	$ 3.58
	=====

The following table presents summarized information about stock options outstanding for non-employee directors at March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.55 – 3.40	34,080	2.2 years	$ 2.99	34,080	$ 2.99
$ 5.85 – 7.63	8,053	1.1 years	$ 6.07	8,053	$ 6.07
$ 2.55 – 7.63	42,133	2.0 years	$ 3.58	42,133	$ 3.58
	=====			=====

           Warrants

In October 2003, the Company completed a secondary offering of 720,000 shares of the Company’s common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of the Company’s common stock at an exercise price of $3.96 per share which were recorded at fair value and recorded as a reduction of the proceeds of the offering. All warrants were outstanding at March 31, 2004.

In April 2002, the Company completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of the Company’s common stock. The warrants have an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of the Company’s common stock at an exercise price of $5.17 per share which were recorded at fair value and recorded as a reduction of the proceeds of the offering. All of the warrants were outstanding at March 31, 2004.

The Company completed a private placement in fiscal 1998 of 750,000 units which consisted of one common share and one warrant at an exercise price of $8.00 per share. The warrants were scheduled to expire two years from the date of issuance. In March 2000, warrants to acquire 299,375 shares of common stock were extended for eighteen months. Of the originally extended warrants, warrants to purchase 188,250 shares of common stock were extended for an additional period of two years in fiscal 2002 at the fair value of such extensions resulting in cash proceeds to the Company of $105,007. The warrants expired unexercised in October 2003.

(12)    Significant Customers

The Company has historically derived significant revenue from a key customer. The customer from which more than 10% of total revenue has been derived and the percentage of revenue is summarized as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

Invacare Corporation	$ 1,643,215	4,136,328	4,001,270

Percentage of total revenue	33%	55%	52%

This customer also represented 14%, 23% and 16% of total accounts receivable at March 31, 2004, 2003 and 2002, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were $40,582 as of March 31, 2004.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $1,011,818, $1,162,967, and $1,040,251 for the years ended March 31, 2004, 2003 and 2002, respectively.

(13)    Discontinued Operations

In January 2004, we announced our intention to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. On May 18, 2004, the Company completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15% ownership interest in the purchaser. The Company have not recorded any value for the common stock of the purchaser received in this transaction. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an estimate of the potential shortfall under our master lease should payments under the sublease obligation not be fully honored.

In October 2001, the Company formalized a plan to close its contract gear manufacturing business, which was part of its mechanical products segment.

The operating results of these businesses for the years ended March 31, 2004, 2003 and 2002 have been reported separately as discontinued operations together with estimated losses on the disposal of division assets. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing and contract gear manufacturing businesses as discontinued operations.

Net sales and net loss from the discontinued electronic products segment and discontinued gear division are shown in the following table

	For The Year Ended March 31,
	2004	2003	2002

Net sales of electronic products segment (including
loss on disposal in 2002 of $ 1,547,874)	$ 3,076,616	7,934,048	13,646,245
Net loss of electronic products segment (including
loss on disposal in 2004 of $ 770,434)	$ (3,364,638)	(2,480,172)	(5,852,490)
Net sales of gear division	$ -	127,239	1,453,851
Net loss of gear division	$ -	(184,971)	(2,321,100)

Assets and liabilities of the discontinued electronic products segment were as follows:

	March 31, 2004	March 31, 2003

Accounts receivable, inventories and other assets	$ 516,368	2,558,131
Property and equipment, net	710,575	1,712,007

Assets of discontinued operation	1,226,943	4,270,138

Accounts payable and other liabilities	531,248	765,995
Liabilities and commitments	215,434	-

Commitment of discontinued operation	746,682	765,995

Net assets of discontinued electronic products segment	$ 480,261	3,504,143
	=======	=======

Cash held by the electronic products segment at March 31, 2004 is included in consolidated cash and cash equivalents.

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

(15)    Employee Benefit Plans

401(k) Plan

The Company has established a 401(k) Savings Plan (the Plan) under which eligible employees may contribute up to 15% of their compensation. At the direction of the participants, contributions are invested in several investment options offered by the Plan. The Company currently matches 33% of participants’ contributions, subject to certain limitations.

These contributions vest ratably over a three-year period. Matching contributions to the Plan by the Company were $68,243, $78,621, and $97,370 for the years ended March 31, 2004, 2003, and 2002, respectively.

Stock Purchase Plan

The Company has established a Stock Purchase Plan, which allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair value at specified dates. The Company has reserved 117,056 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2004, 2003 and 2002, the Company issued 6,110, 2,572, and 10,799 shares of common stock, respectively, under the Stock Purchase Plan.

(16)    Segments

At March 31, 2004, the Company had two reportable segments: technology and mechanical products. The technology segment encompasses the Company’s technology-based operations including core research to advance its technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. As discussed in note 13, the Company discontinued its electronic products segment in fiscal year 2004 and its contract gear manufacturing operations which were part of the mechanical products segment in fiscal year 2002, and accordingly, the financial results of these operations are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense is allocated to the Company’s segments annually based on a variety of factors. The percentage allocated to the technology segment and mechanical products segment for the fiscal years ended March 31, 2004, 2003 and 2002 as shown below were 67 percent and 33 percent; 67 percent and 33 percent; and 77 percent and 23 percent, respectively.

Intersegment sales or transfers which were eliminated upon consolidation were $17,559, $24,492, and nil for the years ended March 31, 2004, 2003 and 2002, respectively.

In September 2003, the technology segment began leasing office, production and laboratory space in a building owned by the mechanical products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, which amounted to $169,482 and $88,275 for the years ended March 31, 2004 and March 31, 2003, respectively, were eliminated upon consolidation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2004:

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$ 3,339,939	1,700,965	-	5,040,904
Interest income	22,054	4,308	-	26,362
Interest expense	(3,704)	(80,489)	-	(84,193)
Depreciation and amortization	(278,894)	(168,558)	-	(447,452)
Write-down of assets	(30,523)	-	-	(30,523)
Segment loss from continuing operations	(1,289,738)	(132,577)	-	(1,422,315)
Net loss	(1,289,738)	(132,577)	(3,364,638)	(4,786,953)

Assets of continuing operations	4,705,076	2,789,239	-	7,494,315
Assets of discontinued operations	-	-	1,226,943	1,226,943
Total segment assets	4,705,076	2,789,239	1,226,943	8,721,258

Expenditures for segment assets	$ (175,303)	(27,554)	-	(202,857)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2003:

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$ 3,416,032	4,136,328	-	7,552,360
Interest income	26,586	1,449	-	28,035
Interest expense	-	(62,266)	-	(62,266)
Depreciation and amortization	(311,440)	(203,732)	-	(515,172)
Write-down of assets	(15,886)	(10,498)	-	(26,384)
Segment earnings (loss) from continuing
operations	(1,003,034)	69,527	-	(933,507)
Net loss	(1,003,034)	(115,444)	(2,480,172)	(3,598,650)

Assets of continuing operations	4,167,175	3,055,249	-	7,222,424
Assets of discontinued operations	-	-	4,270,138	4,270,138
Total segment assets	4,167,175	3,055,249	4,270,138	11,492,562

Expenditures for segment assets	$ (319,224)	(1,093,430)	-	(1,412,654)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2002:

		Mechanical	Electronic
	Technology	Products	Products	Total

Revenue	$ 3,747,725	4,001,270	-	7,748,995
Interest income	61,207	2,860	-	64,067
Interest expense	-	(34,459)	-	(34,459)
Depreciation and amortization	(321,466)	(164,324)	-	(485,790)
Segment earnings (loss) from continuing
operations	(442,225)	23,160	-	(419,065)
Net loss	(442,225)	(2,297,940)	(5,852,490)	(8,592,655)

Assets of continuing operations	5,019,416	2,755,640	-	7,775,056
Assets of discontinued operations	-	1,480,700	6,873,779	8,354,479
Total segment assets	5,019,416	4,236,340	6,873,779	16,129,535

Expenditures for segment assets	$ (258,079)	(14,454)	-	(272,533)

(17)    Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with two of its officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $2,138,000.

Lease Commitments of Discontinued Operations

The Company has entered into operating lease agreements for equipment used by its technology segment and for manufacturing and office space previously used by its discontinued electronic products segment. These leases expire at various times through 2007. The Company has completed a sublease on the manufacturing and office space, however, the Company may be obligated for potential future payments under this lease in the event the sublessee defaults. At March 31, 2004, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows:

Year ending March 31:

2005	$ 272,090
2006	262,951
2007	252,144

$ 787,185
=======

Rental expense under these leases totaled approximately $276,305, $411,914 and $552,883 for the years ended March 31, 2004, 2003 and 2002, respectively.

Litigation

The Company filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussman Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of its electronic products segment seeking payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order.

The Company sought damages of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract. On January 16, 2004, the court issued a ruling that did not compel the customer to honor its contract with the Company and dismissing the claims of both parties. As a result of this ruling, the Company fully reserved for the recorded balance of inventory obligations of certain customers during the quarter ended December 31, 2003, resulting in a charge of $688,815.

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

(18)    Interim Financial Data (unaudited)
	For The Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal year 2004
Sales	$ 1,879,896	1,209,023	1,187,181	764,804
Gross profit	$ 415,420	174,229	261,584	13,926
Loss from continuing operations	$ (183,998)	(458,224)	(260,552)	(519,541)
Discontinued operations	$ (206,328)	(543,757)	(1,251,216)	(1,363,337)
Net loss	$ (390,326)	(1,001,981)	(1,511,768)	(1,882,878)
Net loss per common share basic and diluted:
Continuing operations	$ (.01)	(.02)	(.01)	(.03)
Discontinued operations	$ (.01)	(.03)	(.07)	(.07)
	$ (.02)	(.05)	(.08)	(.10)

Fiscal year 2003
Sales	$ 1,940,424	1,824,607	2,228,264	1,559,065
Gross profit	$ 254,110	230,167	432,924	236,320
Loss from continuing operations	$ (145,537)	(352,688)	(184,957)	(250,325)
Discontinued operations	$ (452,354)	(535,096)	(1,088,378)	(589,315)
Net loss	$ (597,891)	(887,784)	(1,273,335)	(839,640)
Net loss per common share basic and diluted:
Continuing operations	$ (.01)	(.02)	(.01)	(.01)
Discontinued operations	$ (.02)	(.03)	(.06)	(.03)
	$ (.03)	(.05)	(.07)	(.04)

Prior years have been reclassified to reflect the effect of discontinued operations and differ from amounts previously reported.

(19)    Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts:
Accounts receivable	$ 28,756	7,060	-	35,816(A)	$ -
Inventory obligations of
certain customers, net	$ 367,710	-		367,710(B)	$ -
Inventory obsolescence reserve	$ 1,032,290	925,702		1,957,992(B)	$ -
Accrued warranty cost	$ 45,927	89,898	-	70,329(C)	$ 65,496
		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2003
Deducted from asset accounts:			-
Allowance for doubtful accounts:
Accounts receivable	$ 33,054	-	-	4,298(A)	$ 28,756
Inventory obligations of
certain customers, net	$ 111,727	255,983	-	-	$ 367,710
Inventory obsolescence reserve	$ 443,271	686,750	-	97,731(B)	$ 1,032,290
Accrued warranty cost	$ 35,169	105,144	-	94,386(C)	$ 45,927

Year ended March 31, 2002
Deducted from asset accounts:			-
Allowance for doubtful accounts:
Accounts receivable	$ 41,540	31,438	-	39,924(A)	$ 33,054
Inventory obligations of
certain customers, net	-	111,727	-	-	$ 111,727
Inventory obsolescence reserve	$ 370,152	229,905	-	156,786(B)	$ 443,271
Accrued warranty cost	$ 34,275	109,209	-	108,315(C)	$ 35,169

Note (A) Uncollectible accounts written off, net of recoveries.

Note (B) Amounts written off or payments received on liquidation.

Note (C)  Represents actual warranty payments for units returned under warranty.
ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
ITEM 9A. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our periodic controls evaluation.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 11, 2004.
ITEM 11	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2004" and "Aggregate Option Exercises During Fiscal Year 2004 and Option Values at the End of Fiscal Year 2004" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 11, 2004.
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 11, 2004.
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 11, 2004.
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading "Relationship with Independent Accountants" in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held August 11, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Independent Auditors’ Report.

Consolidated Balance Sheets, March 31, 2004 and March 31, 2003.

Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended March 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

None.

(b)	Reports on Form 8-K:

Report regarding a new production order from Invacare Corporation filed March 24, 2004.

Report regarding termination of production for Invacare Corporation filed December 17, 2003.

Report regarding execution of underwriting agreement with IBS Holding Corporation filed October 16, 2003.

(c)	Exhibits:

3.1	Bylaws.

3.2	Restated Articles of Incorporation. Reference is made to Exhibit of the Company's Annual Report on Form10-K for the year ended October 31, 1993 (No. 0-9146) which is incorporated herein by reference.

4.1	Specimen Stock Certificate. Reference is made to Exhibit 3.1 of the Company Registration Statement on Form 10 dated February 27, 1980 (No. 0-9146) which is incorporated herein by reference.

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

10.3

Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146) which is incorporated herein by reference.

10.4

Supply Agreement between the Company and Invacare Corporation dated April 1, 1999. Portions have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.19 in the Company’s Annual Report of Form 10-K /A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.5

License Agreement between the Company and Invacare Corporation July 23, 1997 have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.20 in the Company's Annual Report on Form 10-K/A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.6

UQM Technologies, Inc. 2002 Equity Incentive Plan. Reference is made to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (No.1-10869) filed on June 26, 2002 which is incorporated herein by reference.

10.7

Incentive Stock Option Agreement between the Company and William G. Rankin. Reference is made to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (No. 1-10869) filed on May 28, 2003 which is incorporated herein by reference.

10.8

Incentive Stock Option Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (No. 1-10869) filed on May 28, 2003 which is incorporated herein by reference.

10.9

Non-qualified Stock Option Agreement between the Company and William G. Rankin. Reference is made to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003
(No. 1-10869) filed on May 28, 2003 which is incorporated herein by reference.

10.10

Non-qualified Stock Option Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003
(No. 1-10869) filed on May 28, 2003 which is incorporated herein by reference.

10.11

Employment Agreement between the Company and William G. Rankin. Reference is made to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 2003 (No. 1-10869) filed on January 28, 2004 which is incorporated herein by reference.

10.12

Employment Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2003 (No. 1-10869) filed on January 28, 2004 which is incorporated herein by reference.

10.13	Incentive Stock Option Agreement between the Company and William G. Rankin dated March 2, 2004.

10.14	Incentive Stock Option Agreement between the Company and Donald A. French dated March 2, 2004.

10.15	Incentive Stock Option Agreement between the Company and Ronald M. Burton dated March 24, 2004.

10.16	Non-qualified Stock Option Agreement between the Company and William G. Rankin dated March 2, 2004.

10.17	Non-qualified Stock Option Agreement between the Company and Donald A. French dated March 2, 2004.

10.18	Non-qualified Stock Option Agreement between the Company and Ronald M. Burton dated March 24, 2004.

10.19	Purchase Agreement between UQM Electronics, Inc. and CD&M Electronics, Inc. dated May 18, 2004.

10.20	Sublease Agreement Between CD&M Electronics, Inc. and UQM Electronics, Inc. dated May 18, 2004.

10.21	Consent to Sublease between Elm Point Investment Company, L.L.C., UQM Electronics, Inc., and CD&M
Electronics, Inc. dated May 18, 2004.

10.22	Share Purchase Agreement between UQM Technologies, Inc. and Chi-Cheng Lee dated February 13, 2004.

21.0	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 25th day of May, 2004.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation
By:	"William G. Rankin"
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicted and on the date indicated.
Signature	Title	Date
"William G. Rankin" William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 25, 2004
"Donald A. French" Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 25, 2004
"Ernest H. Drew" Ernest H. Drew	Director	May 25, 2004
"Stephen J. Roy" Stephen J. Roy	Director	May 25, 2004
"Jerome Granrud" Jerome Granrud	Director	May 25, 2004
"Don Vanlandingham" Don Vanlandingham	Director	May 25, 2004