Form 10-Q
period 2004-06-30
UQM TECHNOLOGIES INC
filed 2004-07-28
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

(Address of principal executive offices) (Zip Code),

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
Yes No X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 26, 2004 was 19,574,730.

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	June 30,2004	March 31, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 2,887,678	3,005,709
Accounts receivable (note 6)	494,398	512,995
Costs and estimated earnings in excess of billings on
uncompleted contracts (note 2)	327,534	245,984
Inventories (notes 3 and 6)	631,685	428,438
Prepaid expenses and other current assets	256,943	72,649
Assets of discontinued operations (note 7)	-	1,226,943
Total current assets	4,598,238	5,492,718

Property and equipment, at cost:
Land	181,580	181,580
Building	2,292,687	2,292,687
Machinery and equipment	2,735,368	2,793,343
	5,209,635	5,267,610
Less accumulated depreciation	(2,714,289)	(2,732,291)
Net property and equipment	2,495,346	2,535,319

Patent and trademark costs, net of accumulated
amortization of $381,788 and $360,266	689,296	692,371

Other assets	850	850

	$ 7,783,730	8,721,258
	=======	=======
		(Continued)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
	June 30,2004	March 31,2004
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 504,746	392,474
Other current liabilities (note 4)	389,037	258,258
Note payable	96,393	-
Current portion of long-term debt	127,797	125,611
Liabilities of discontinued operations (note 7)	-	542,617
Current portion of accrued lease obligation
(notes 7 and 10)	39,493	11,947
Billings in excess of costs and estimated
earnings on uncompleted contracts (note 2)	201,772	189,252
Total current liabilities	1,359,238	1,520,159

Long-term debt, less current portion	913,743	946,423
Long-term portion of accrued lease obligation
(notes 7 and 10)	155,764	192,118
Total long-term liabilities	1,069,507	1,138,541

Total liabilities	2,428,745	2,658,700

Stockholders’ equity (note 5):
Common stock, $.01 par value, 50,000,000
shares authorized; 19,574,730 and
19,572,625 shares issued and outstanding	195,747	195,726
Additional paid-in capital	58,030,883	58,025,631
Accumulated deficit	(52,857,884)	(52,142,981)
Note receivable from officer	(13,761)	(15,818)
Total stockholders’ equity	5,354,985	6,062,558

Commitments (note 10)
	$ 7,783,730	8,721,258
	========	========

See accompanying notes to consolidated financial statements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)
	Quarter ended June 30,
	2004	2003
Revenue (note 6):
Contract services	$ 415,990	633,315
Product sales	268,006	1,246,581
	683,996	1,879,896

Operating costs and expenses:
Costs of contract services	581,567	435,979
Costs of product sales	234,680	1,028,497
Research and development	52,036	144,789
General and administrative	499,707	437,793
Other	2,234	809
	1,370,224	2,047,867

Loss from continuing operations before
other income (expense)	(686,228)	(167,971)

Other income (expense):
Interest income	8,367	6,587
Interest expense	(19,860)	(22,614)
	(11,493)	(16,027)

Loss from continuing operations	(697,721)	(183,998)

Discontinued operations (note 7):
Loss from operations of discontinued electronic
products segment	(17,182)	(206,328)

Net loss	$ (714,903)	(390,326)
	========	========
Net loss per common share - basic and
diluted (note 8):
Continuing operations	$ (.04)	(.01)
Discontinued operations	-	(.01)
	$ (.04)	(.02)
	==	==

Weighted average number of shares of common
Stock outstanding - basic and diluted (note 8)	19,574,172	18,846,235
	========	========

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
	Quarter ended June 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$ (697,721)	(183,998)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	92,058	123,251
Other expense	2,234	809
Non-cash compensation expense for common stock issued
for services	-	5,180
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(62,953)	(509,908)
Inventories	(203,247)	119,234
Prepaid expenses and other current assets	(184,294)	(236,307)
Accounts payable and other current liabilities	243,051	187,875
Billings in excess of costs and estimated earnings on
uncompleted contracts	12,520	(35,217)
Net cash used in operating activities	(798,352)	(529,081)

Cash flows from investing activities of continuing operations:
Acquisition of property and equipment	(30,895)	(44,733)
Increase in patent and trademark costs	(20,349)	(40,568)
Cash proceeds from the sale of assets of discontinued operations, net	895,000	-
Net cash provided by (used in) investing activities	843,756	(85,301)

Cash flows from financing activities of continuing operations:
Repayment of debt	(78,063)	(108,518)
Proceeds from borrowing	143,962	242,606
Issuance of common stock upon exercise of employee stock options,
net of note repayments	2,783	3,413
Issuance of common stock under employee stock purchase plan	4,547	1,880
Net cash provided by financing activities	73,229	139,381

Cash provided by (used in) continuing operations	118,633	(475,001)
Net cash provided by (used in) discontinued operations	(236,664)	160,815
Decrease in cash and cash equivalents	(118,031)	(314,186)
Cash and cash equivalents at beginning of quarter	3,005,709	2,476,276
Cash and cash equivalents at end of quarter	$ 2,887,678	2,162,090
	=======	=======

Interest paid in cash during the quarter	$ 20,186	21,175
	=======	=======

Non-cash Investing and Financing Transactions:

During the quarter ended June 30, 2004, we retired property and equipment with an original cost of $88,870 and accumulated depreciation of $88,538.

See accompanying notes to consolidated financial statements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)
(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2004.

(2)

At June 30, 2004, the estimated period to complete contracts in process ranged from one to fourteen months, and we expect to collect substantially all related accounts receivable arising therefrom within fifteen months. Contracts in process consist of the following:

		June 30, 2004	March 31, 2004
		(unaudited)

	Costs incurred on uncompleted contracts	$ 2,869,845	2,194,116
	Estimated earnings	72,381	305,943
		2,942,226	2,500,059
	Less billings to date	(2,816,464)	(2,443,327)
		$ 125,762	56,732
		=======	=======

	Included in the accompanying balance sheets as follows:
	Costs and estimated earnings in excess of billings on
	uncompleted contracts	$ 327,534	245,984
	Billings in excess of costs and estimated earnings on
	uncompleted contracts	(201,772)	(189,252)
		$ 125,762	56,732
		=======	=======

(3)	Inventories consist of:
		June 30, 2004	March 31, 2004
		(unaudited)

	Raw materials	$ 360,842	285,485
	Work-in-process	218,053	108,338
	Finished products	52,790	34,615
		$ 631,685	428,438
		=======	=======

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value of our inventories.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(4)	Other current liabilities consist of:

		June 30, 2004	March 31, 2004
		(unaudited)

	Accrued legal and accounting fees	$ 48,250	95,000
	Accrued payroll and employee benefits	110,693	46,368
	Accrued personal property and real estate taxes	43,044	16,877
	Accrued warranty costs	38,544	65,496
	Accrued losses on engineering contracts	76,724	21,654
	Customer deposits	10,000	-
	Accrued royalties	11,812	8,886
	Other	49,970	3,977
		$ 389,037	258,258
		======	======

(5)	Common Stock Options and Warrants

	Incentive and Non-Qualified Option Plans

As of June 30, 2004, the Company has 680,628 shares of common stock available for future grant to employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under our plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan, we issued stock options under our 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

	The following table summarizes activity under the plans for the quarter ended June 30, 2004:

			Weighted
		Shares	Average
		Under	Exercise
		Option	Price
	Outstanding at March 31, 2004	2,994,453	$4.85
	Granted	-	-
	Exercised	(264)	$2.75
	Forfeited	(317,798)	$5.88
	Outstanding at June 30, 2004	2,676,391	$4.67
		=======

	Exercisable at June 30, 2004	1,869,210	$5.51
		=======

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
The following table presents summarized information about stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.41 – 3.31	1,114,806	7.4 years	$2.76	414,234	$3.16
$3.59 – 5.00	813,019	4.5 years	$4.30	706,410	$4.33
$7.13 – 8.75	748,566	5.2 years	$7.93	748,566	$7.93
$2.41 – 8.75	2,676,391	5.9 years	$4.67	1,869,210	$5.51
	=======			=======

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2004, the Company has 432,592 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table summarizes activity under the plan for the quarter ended June 30, 2004:

				Weighted
			Shares	Average
			Under	Exercise
			Option	Price
Outstanding at March 31, 2004			42,133	$3.58
Granted			-	-
Forfeited			-	-
Outstanding at June 30, 2004			42,133	$3.58
			=====

Exercisable at June 30, 2004			42,133	$3.58
			=====
The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.55 – 3.40	34,080	2.0 years	$2.99	34,080	$2.99
$5.85 – 7.63	8,053	0.9 years	$6.07	8,053	$6.07
$2.55 – 7.63	42,133	1.8 years	$3.58	42,133	$3.58
	=====			=====

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

We periodically issue common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is based upon the fair value of our common stock on the date of issuance. For issuances of stock options to employees and directors we measure compensation cost using the intrinsic value method. Stock options granted to non-employees are accounted for under the fair value method. Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net loss and net loss per common share would have been the pro forma amounts indicated in the following table:

	Quarter ended June 30,
	2004	2003

Net loss – as reported	$ (714,903)	(390,326)
Deduct: Additional stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effects:
Current period option grants	-	-
Prior period option grants	(145,844)	(221,552)
Pro forma net loss	$ (860,747)	(611,878)
	======	======
Earnings per share:
Basic and diluted - as reported	$ (.04)	(.02)
	==	==
Basic and diluted - pro forma	$ (.04)	(.03)
	==	==

No options were granted during the quarter ended June 30, 2004 and 2003.
Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense
2005	$372,764
2006	$311,733
2007	$145,371

Warrants

In October 2003, we completed a secondary offering of 720,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share which were recorded at fair value as a reduction of the proceeds of the offering. All warrants were outstanding at June 30, 2004.

In April 2002, we completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of our common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share which were recorded at fair value as a reduction of the proceeds of the offering. All warrants, other than the placement agent’s warrants expired unexercised. All of the placement agent warrants were outstanding at June 30, 2004.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(6)	Significant Customer

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $124,037 and $1,010,064 for the quarter ended June 30, 2004 and 2003, respectively, which was 18 percent and 54 percent of total revenue, respectively.

This customer also represented 25% of total accounts receivable and inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled approximately $0.1 million as of June 30, 2004.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $230,038 and $287,882 for the quarters ended June 30, 2004 and 2003, respectively.

(7)	Discontinued Operations

In January 2004, we announced our intention to exit the contract electronics manufacturing business whose results we reported as the electronic products segment. On May 18, 2004, we completed the divestiture of the equipment and inventory of this business for $0.9 million in cash and a 15% ownership interest in the purchaser. We have not recorded any value for the common stock of the purchaser received in this transaction. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an accrued lease obligation totaling $195,257 at June 30, 2004, which is our estimate of the amount which will not be recoverable under the sublease agreement.

The operating results of this business for the quarters ended June 30, 2004 and 2003 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net sales and net loss from the discontinued electronic products segment are shown in the following table:

	Quarter ended June 30,
	2004	2003

Net loss of electronic products segment	$ (17,182)	(206,328)
Net sales of electronic products segment	$ -	1,314,060

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
	Assets and liabilities of the discontinued electronic products segment were as follows:

		June 30, 2004	March 31, 2004
		(unaudited)
	Accounts receivable, inventories and other assets	$ -
	Property and equipment, net	-
			516,368
	Total assets	-	1,226,943

	Accounts payable and other current liabilities	-	542,617
	Accrued lease obligation	195,257	204,065

	Total liabilities	195,257	746,682

	Net assets of discontinued electronic products segment	$ (195,257)	480,261
		======	=======

(8)	Earnings per Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and dilutive potential shares during the periods presented, unless the effect is antidilutive. For the quarters ended June 30, 2004 and 2003, outstanding options to purchase 2,718,524 and 2,773,188 shares of common stock, respectively, and warrants to purchase 188,009, and 536,278 shares of common stock, respectively, were outstanding. Options and warrants for 2,078,441 and 3,292,982 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 124,957 shares and 944 shares of common stock for the quarters ended June 30, 2004 and 2003, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(9)	Segments

At June 30, 2004, we have two reportable segments: technology and mechanical products. The technology segment encompasses our technology-based operations including core research to advance our technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. Salaries of the executive officers and corporate general and administrative expense is allocated to our segments annually based on a variety of factors. The percentage allocated to the technology segment and mechanical products segment were 93 percent and 7 percent for the quarter ended June 30, 2004, and for the quarter ended June 30, 2003 were 67 percent and 33 percent, respectively.

Intersegment sales or transfers which were eliminated upon consolidation were $54,600 and $16,218 for the quarters ended June 30, 2004 and 2003, respectively.

The technology segment leases office, production and laboratory space in a building owned by the mechanical products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $44,085 and $41,146 for the quarters ended June 30, 2004 and 2003, respectively, and were eliminated upon consolidation.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$ 462,590	221,406	683,996
Interest income	7,053	1,314	8,367
Interest expense	(1,121)	(18,739)	(19,860)
Depreciation and amortization	(64,094)	(27,964)	(92,058)
Segment earnings (loss) from continuing operations	(719,880)	22,159	(697,721)
Assets of continuing operations	4,948,256	2,835,474	7,783,730
Expenditures for segment assets	$ (50,497)	(747)	(51,244)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2003:

		Mechanical
	Technology	Products	Total
Revenue	$ 869,832	1,010,064	1,879,896
Interest income	5,657	930	6,587
Interest expense	(1,971)	(20,643)	(22,614)
Depreciation and amortization	(68,612)	(54,639)	(123,251)
Segment earnings (loss) from continuing operations	(227,505)	43,507	(183,998)
Assets of continuing operations	4,036,137	3,283,635	7,319,772
Expenditures for segment assets	$ (85,301)	-	(85,301)

(10)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $2,030,000.

Lease Commitments

We have entered into operating lease agreements for equipment used by our technology segment and for manufacturing and office space previously used by our discontinued electronic products segment. These leases expire at various times through 2007. We have entered into a sublease on the manufacturing and office space of our discontinued electronics product segment for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an accrued lease obligation totaling $195,257 at June 30, 2004, which is our estimate of the amount which will not be recoverable under the sublease agreement.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
At June 30, 2004, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows:

Fiscal Year ending March 31,
2005	$ 201,741
2006	262,951
2007	252,144
$ 716,836
======

Rent expense, net of sublease payments, under these leases was $15,473 and $70,297 for the quarters ended June 30, 2004 and 2003, respectively.

Litigation

Our wholly-owned subsidiary, UQM Electronics, Inc. filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussmann Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of our electronic products segment. The lawsuit sought payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract for failing to meet certain deadlines established in the contract , and failure to deliver products that met the specifications of the contract with asserted damages of $6,200,000. On January 16, 2004, the Court issued a ruling dismissing our claims with prejudice. The Court also dismissed Hussmann’s counterclaims with prejudice to the extent they were affected by the commercial impracticability that the Court found to exist and without prejudice to the extent they were not affected by commercial impracticability. Neither party appealed this judgment and the time for appeals expired in February 2004. In May 2004, UQM Electronics, Inc. sold substantially all of its assets, and no longer conducts any business.

In June 2004, Hussmann re-filed suit against UQM Electronics, Inc. in Circuit Court of St. Charles County, Missouri on the same claims that were dismissed in January 2004. Hussmann’s current complaint alleges that its claims for damages with respect to product deliveries due prior to the date Hussmann purported to cancel the production order are not affected by any commercial impracticability. This claim is for damages in excess of $1,500,000 plus prejudgment interest, attorneys’ fees and other costs. Alternatively, Hussmann alleges that the Court had no jurisdiction to dismiss Hussmann’s claims with prejudice based on its finding of commercial impracticability. This claim is for damages in excess of $6,200,000 plus prejudgment interest, attorneys’ fees and other costs. We have answered the complaint and believe that Hussmann’s claims are without merit and intend to contest them vigorously. Nevertheless, this action is in a preliminary stage, and we cannot assure you that there will not be an adverse judgment.

In addition, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow, although we cannot assure you that adverse developments in these matters could not have a material impact on a future reporting period.

 ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things the development of markets for our products; the adequacy of our cash balances and liquidity to meet future operating needs, and our ability to issue equity or debt securities; and the effect of legal actions and claims that we are involved in. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5 Other Information.

Financial Condition

Cash and cash equivalents at June 30, 2004 were $2,887,678 and working capital (the excess of current assets over current liabilities) was $3,239,000 compared with $3,005,709 and $3,972,559, respectively, at March 31, 2004. The decrease in cash and cash equivalents and working capital is primarily attributable to cash used by operating activities during the first quarter.

Accounts receivable declined $18,597 to $494,398 at June 30, 2004 from $512,995 at March 31, 2004. The decrease is primarily attributable to lower revenue levels.

Costs and estimated earnings on uncompleted contracts increased $81,550 to $327,534 at June 30, 2004 versus $245,984 at March 31, 2004. The increase is due to less favorable billing terms on contracts in process at June 30, 2004. Estimated earnings on contracts in process declined to $72,381 or 2.5 percent of contracts in process of $2,942,226 at June 30, 2004 compared to estimated earnings on contracts in process of $305,943 or 12.2 percent of contracts in process of $2,500,059 at March 31, 2004. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventories increased $203,247 to $631,685 principally due to higher levels of raw material, work-in process and finished goods inventories which increased $75,357, $109,715 and $18,175, respectively. The increase in raw materials inventories is attributable to higher stocking levels associated with renewed production of wheelchair propulsion motors during the quarter. The increase in work-in-process inventories is attributable to higher production levels for low volume propulsion systems and fuel cell air compressor drive motors that will be shipped in future periods.

Prepaid expenses increased to $256,943 at June 30, 2004 from $72,649 at March 31, 2004 reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

Assets of discontinued operations was nil at June 30, 2004 compared to $1,226,943 at March 31, 2004 due to the completion of the divestiture of the equipment and inventory of our electronic products segment on May 18, 2004 and the subsequent cessation of operations. See also note 7 above.

We invested $30,895 for the acquisition of property and equipment during the first quarter of the fiscal year compared to $44,733 for the comparable quarter last year. The decrease in capital expenditures is primarily due to a planned reduction in capital spending by the technology segment.

Accounts payable increased to $504,746 at June 30, 2004 from $392,474 at March 31, 2004, primarily due to the increased material purchases in our technology and motor manufacturing segments.

Other current liabilities increased $130,779 to $389,037 at June 30, 2004 from $258,258 at March 31, 2004. The increase is primarily attributable to a severance payment to an executive who retired and higher levels of employee benefits, property taxes, accrued engineering losses and customer deposits.

Note payable increased to $96,393 at June 30, 2004 compared to nil at March 31, 2004 due to the financing of premiums on our commercial insurance coverages.

Liabilities of discontinued operations was nil at June 30, 2004 compared to $542,617 at March 31, 2004 due to the completion of the divestiture of the equipment and inventory of our electronic products segment on May 18, 2004 and the subsequent cessation of operations. See also note 7 above.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $12,520 to $201,772 at June 30, 2004 from $189,252 at March 31, 2004 reflecting billings on engineering contracts at a rate faster than the performance of the associated work during the first quarter of each fiscal year.

Long-term debt, less current portion decreased $32,680 to $913,743 at June 30, 2004 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term accrued lease obligation, less current portion was $155,764 at June 30, 2004 compared to $192,118 at March 31, 2004, reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment. On May 18, 2004, we completed a sublease with the purchaser of the assets of this discontinued segment for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded the foregoing accrued lease obligation which is our estimate of the amount which will not be recoverable under the sublease agreement. See also note 7 above.

Common stock and additional paid-in capital increased to $195,747 and $58,030,883, respectively, at June 30, 2004 compared to $195,726 and $58,025,631 at March 31, 2004. The increase is attributable to cash proceeds from the sale of common stock under our Employee Stock Purchase Plan which accounted for $4,547 of the change and the exercise of common stock options issued under our 2002 Equity Incentive Plan which accounted for the remainder of the change.

Results of Continuing Operations

Continuing operations for the quarter ended June 30, 2004, resulted in a loss of $697,721, or $0.04 per common share, on total revenue of $683,996 compared to a loss from continuing operations of $183,998, or $0.01 per common share, on total revenue of $1,879,896 for the comparable quarter last year. Operations for the first quarter resulted in a net loss of $714,903, or $0.04 per common share, versus a net loss of $390,326, or $0.02 per common share, for the first quarter last year.

Revenue from contract services declined $217,325, or 34.3 percent, to $415,990 for the first quarter of fiscal 2004 compared to $633,315 for the comparable quarter last year. The decrease is primarily attributable to cost overruns on certain engineering contracts which negatively impacted revenue recognition during the quarter.

Product sales revenue for the quarter declined 78.5 percent to $268,006 compared to $1,246,581 for the comparable quarter last year. Mechanical products segment product sales revenue decreased $788,658, or 78.1 percent, to $221,406 compared to $1,010,064 for the comparable quarter last year due to decreased shipments of wheelchair propulsion motors. Technology segment product sales revenue decreased $189,917 to $46,600 for the quarter ended June 30, 2004 compared to $236,517 for the comparable period last year due to reduced shipments of low volume motors and controllers and the transfer of production of fuel cell air compressor drive motors to our mechanical products segment from the our technology segment.

Gross profit margins for the first quarter decreased to a negative 19.3 percent compared to 22.1 percent for the comparable quarter last year. Gross profit margins on contract services decreased to a negative 39.8 percent for the first quarter compared to 31.2 percent margin for the comparable quarter last year. The decrease in contract services margins for the quarter is attributable to estimated cost overruns on certain engineering contracts. Gross profit margin on product sales during the first quarter declined to 12.4 percent compared to 17.5 percent for the comparable quarter last year. The decrease in margins on product sales resulted from decreased overhead absorption associated with lower production levels for wheelchair motors.

Research and development expenditures were $52,036 for the quarter ended June 30, 2004 compared to $144,789 for the comparable quarter last year. The decrease was primarily due to reduced investment in the internally funded development of a new micro-processor platform for our power electronic controls in the current quarter versus the comparable prior year quarter.

General and administrative expense for the quarter ended June 30, 2004 increased to $499,707 from $437,793 for the comparable quarter last year. The increase in general and administrative expenses is attributable to higher levels of marketing costs and severance expense for an executive who retired.

Interest income increased to $8,367 for the first quarter compared to $6,587 for the prior year first quarter. The increase is attributable to higher levels of invested cash during the quarter versus the comparable quarter last year.

Interest expense decreased by $2,754 to $19,860 for the quarter ended June 30, 2004 versus $22,614 for the comparable quarter last year. The decrease is attributable to lower average mortgage borrowings outstanding throughout the current fiscal quarter versus the comparable quarter last year.

Results of Discontinued Operations

In January 2004, we announced our intention to exit our contract electronics manufacturing business whose operations were reported as the electronic products segment. For all periods presented, we have reclassified operating results of the electronic products segment to loss from operations of discontinued electronic products segment. As of March 31, 2004, all segment assets were reclassified to the balance sheet caption "assets of discontinued operations", all segment liabilities other than future lease obligation were reclassified under the caption "liabilities of discontinued operations." Estimated future lease obligation were reclassified under the caption "accrued lease obligation". On May 18, 2004, we completed the divestiture of the assets of this business for $900,000 in cash and a 15% ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an amount under the caption "accrued lease obligation" which is our estimate of the amount which will not be recoverable under the sublease agreement. See also note 7 above.

Loss from discontinued operations for the quarter ended June 30, 2004 was $17,182, or nil per common share, compared to a loss from discontinued operations of $206,328, or $0.01 per common share, for the prior year first quarter.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the first quarter were adequate to meet operating needs. At June 30, 2004, we had working capital (the excess of current assets over current liabilities) of $3,239,000 compared to $3,972,559 at March 31, 2004. Working capital decreased by $733,559 primarily due to operating losses during the quarter.

Net cash used in operating activities of continuing operations was $798,352 for the quarter ended June 30, 2004 versus net cash used of $529,081 for the comparable period last year. The increased cash usage is primarily attributable to higher levels of operating losses.

Net cash provided by investing activities of continuing operations for the first quarter was $843,756 compared to cash used in investing activities of $85,301 for the comparable period last year. The increase is primarily due to cash proceeds from the divestiture of the assets of our contract electronics manufacturing business for $895,000, net of selling expenses.

Net cash provided by financing activities of continuing operations was $73,229 for the quarter ended June 30, 2004 versus $139,381 for the comparable period last year. The decrease is attributable to reduced proceeds from bank borrowings during the current fiscal year.

Our debt facilities require compliance with certain financial covenants in order for the financing to continue to be available on a long-term basis. At June 30, 2004 we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources are sufficient to fund our current level of operations for at least fifteen months. During fiscal 2004, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of the Toyota Prius hybrid electric passenger car and the Honda Insight and Civic hybrid electric passenger cars. As a result, several auto makers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. As a result of this industry trend, we currently expect expanded demand for our proprietary propulsion systems which are suited for a wide range of hybrid electric vehicle platforms. In order to capitalize on this anticipated expansion in demand, we currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering among other things, and the scope of these investments may exceed our currently available cash resources. Accordingly, we expect to fund our future operations from existing cash balances and from the future issuance of equity or debt securities or a combination thereof. We can, however, not provide any assurance that financing or equity capital to fund planned operations will be available on terms acceptable to us. In the event financing or equity capital to fund future growth is not available, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2004:
Tabular Disclosure of Contractual Obligations		Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$ 1,041,540	127,797	913,743	-	-
Operating Lease Obligations*	$ 716,836	268,988	447,848	-	-
Executive Compensation under Employment Agreements	$ 2,030,000	432,000	1,339,000	259,000	-
Total	$ 3,788,376	828,785	2,700,591	259,000	-

*Excludes sublease payments

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

Asset Recovery and Realization – Discontinued Operations

On May 18, 2004, we completed the sale of the assets of our electronic products segment. Part of the consideration received from this divestiture was common stock of the purchasing entity, a privately-held corporation. In our judgement there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received. In addition, the purchaser completed a sublease agreement with us whereby it assumed the remaining lease obligation under our master lease. Similarly, in our judgement there is doubt regarding the purchaser’s financial capability to meets its obligations under the sublease agreement. Accordingly, we have recorded a liability of $195,257 at June 30, 2004 which represents the amount we estimate will not be recoverable under the sublease agreement. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operations and liquidity.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products. Some of these components may become obsolete or otherwise impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences and any resulting change in our estimates. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers’ published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2004 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of June 30, 2004. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,829 on an annual basis based on outstanding borrowings at June 30, 2004 on debt with adjustable interest rate provisions.

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

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13(a)-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether we have identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to wand its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Our wholly-owned subsidiary, UQM Electronics, Inc. filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussmann Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of our electronic products segment. The lawsuit sought payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract for failing to meet certain deadlines established in the contract , and failure to deliver products that met the specifications of the contract with asserted damages of $6,200,000. On January 16, 2004, the Court issued a ruling dismissing our claims with prejudice. The Court also dismissed Hussmann’s counterclaims with prejudice to the extent they were affected by the commercial impracticability that the Court found to exist and without prejudice to the extent they were not affected by commercial impracticability. Neither party appealed this judgment and the time for appeals expired in February 2004. In May 2004, UQM Electronics, Inc. sold substantially all of its assets, and no longer conducts any business.

In June 2004, Hussmann re-filed suit against UQM Electronics, Inc. in Circuit Court of St. Charles County, Missouri on the same claims that were dismissed in January 2004. Hussmann’s current complaint alleges that its claims for damages with respect to product deliveries due prior to the date Hussmann purported to cancel the production order are not affected by any commercial impracticability. This claim is for damages in excess of $1,500,000 plus prejudgment interest, attorneys’ fees and other costs. Alternatively, Hussmann alleges that the Court had no jurisdiction to dismiss Hussmann’s claims with prejudice based on its finding of commercial impracticability. This claim is for damages in excess of $6,200,000 plus prejudgment interest, attorneys’ fees and other costs. We have answered the complaint and believe that Hussmann’s claims are without merit and intend to contest them vigorously. Nevertheless, this action is in a preliminary stage, and we cannot assure you that there will not be an adverse judgment.

In addition, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow, although there can be no assurance that adverse developments in these matters could not have a material impact on a future reporting period.

ITEM 5. OTHER INFORMATION

Risk Factors

The following factors and other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

We have incurred significant losses and may continue to do so.

We have incurred significant losses as shown in the following tables:
	Quarter Ended June 30,
	2004	2003
Net Loss	$ 714,903	$ 390,326
	Fiscal Year Ended March 31,
	2004	2003	2002
Net loss	$ 4,786,953	$ 3,598,650	$ 8,592,655

We have accumulated deficits as follows:

June 30, 2004	$ 52,857,884

March 31, 2004	$ 52,142,981

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

We had a net loss of $714,903 during the quarter ended June 30, 2004.  Cash balances were $2,887,678 at June 30, 2004. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering among other things in order to effectively compete in the emerging market for hybrid electric vehicles which will expand our operating losses and require us to secure additional funding beyond our existing cash resources. We cannot assure you, however, that funding will be available on terms acceptable to us.

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

UQM Technologies, Inc.
Registrant
Date: July 28, 2004
By: /s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)