Form 10-Q
period 2004-09-30
UQM TECHNOLOGIES INC
filed 2004-11-09
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at November 1, 2004 was 19,574,730.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	March 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,408,770	3,005,709
Accounts receivable (note 6)	415,936	512,995
Costs and estimated earnings in excess of billings on
uncompleted contracts (note 2)	403,339	245,984
Inventories (notes 3 and 6)	453,282	428,438
Prepaid expenses and other current assets	224,917	72,649
Assets of discontinued operations (note 7)	-	1,226,943
Total current assets	3,906,244	5,492,718

Property and equipment, at cost:
Land	181,580	181,580
Building	2,292,687	2,292,687
Machinery and equipment	2,760,115	2,793,343
	5,234,382	5,267,610
Less accumulated depreciation	(2,781,335)	(2,732,291)
Net property and equipment	2,453,047	2,535,319

Patent and trademark costs, net of accumulated
amortization of $403,311 and $360,266	676,646	692,371

Other assets	850	850

	$7,036,787	8,721,258

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	September 30, 2004	March 31, 2004
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$364,153	392,474
Other current liabilities (note 4)	380,189	258,258
Current portion of long-term debt	130,023	125,611
Liabilities and commitments of discontinued
operations (notes 7 and 10)	99,538	554,564
Billings in excess of costs and estimated
earnings on uncompleted contracts (note 2)	106,647	189,252
Total current liabilities	1,080,550	1,520,159

Long-term debt, less current portion	880,490	946,423
Long-term portion of accrued lease obligation
(notes 7 and 10)	98,909	192,118
	979,399	1,138,541

Total liabilities	2,059,949	2,658,700

Commitments and contingencies (note 10)

Stockholders’ equity (note 5):
Common stock, $.01 par value, 50,000,000
shares authorized; 19,574,730 and
19,572,625 shares issued and outstanding	195,747	195,726
Additional paid-in capital	58,030,883	58,025,631
Accumulated deficit	(53,238,135)	(52,142,981)
Note receivable from officer	(11,657)	(15,818)
	4,976,838	6,062,558

	$7,036,787	8,721,258

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue (note 6):
Contract services	$591,309	705,989	1,007,299	1,339,304
Product sales	643,168	503,034	911,174	1,749,615
	1,234,477	1,209,023	1,918,473	3,088,919

Operating costs and expenses:
Costs of contract services	582,501	603,818	1,164,068	1,039,797
Costs of product sales	550,053	430,976	784,733	1,459,473
Research and development	43,639	151,724	95,675	296,513
General and administrative	436,050	463,825	937,991	902,427
	1,612,243	1,650,343	2,982,467	3,698,210

Loss from continuing operations
before other income (expense)	(377,766)	(441,320)	(1,063,994)	(609,291)

Other income (expense):
Interest income	8,422	4,483	16,789	11,070
Interest expense	(19,117)	(21,987)	(38,977)	(44,601)
Other	10,000	600	10,000	600
	(695)	(16,904)	(12,188)	(32,931)

Loss from continuing operations	(378,461)	(458,224)	(1,076,182)	(642,222)

Discontinued operations (note 7):
Loss from operations of discontinued
electronic products segment	(1,790)	(543,757)	(18,972)	(750,085)

Net loss	$(380,251)	(1,001,981)	(1,095,154)	(1,392,307)

Net loss per common share - basic
and diluted (note 8):
Continuing operations	$(0.02)	(0.02)	(0.06)	(0.03)
Discontinued operations	- -	(0.03)	- -	(0.04)
	$(0.02)	(0.05)	(0.06)	(0.07)

Weighted average number of shares of common
stock outstanding - basic and diluted (note 8)	19,574,730	18,849,333	19,574,452	18,847,793

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(1,076,182)	(642,222)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	180,627	235,350
Other expense	2,234	2,164
Non-cash compensation expense for common stock issued
for services	-	5,180
(Gain) loss on disposal of property and equipment	(10,000)	27,603
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(60,296)	(295,804)
Inventories	(24,844)	120,575
Prepaid expenses and other current assets	(152,268)	(212,528)
Accounts payable and other current liabilities	45,203	(104,222)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(82,605)	186,653
Net cash used in operating activities	(1,178,131)	(677,251)

Cash flows from investing activities of continuing operations:
Acquisition of property and equipment	(55,642)	(62,612)
Proceeds from sale of property and equipment	10,000	600
Increase in patent and trademark costs	(29,222)	(47,001)
Cash proceeds from the sale of assets of discontinued operations, net	895,000	-
Net cash provided by (used in) investing activities	820,136	(109,013)

Cash flows from financing activities of continuing operations:
Repayment of debt	(157,076)	(218,267)
Proceeds from borrowing	143,962	242,606
Issuance of common stock upon exercise of employee stock options,
net of note repayments	4,887	3,803
Issuance of common stock under employee stock purchase plan	4,547	8,822
Net cash provided by (used in) financing activities	(3,680)	36,964

Cash used in continuing operations	(361,675)	(749,300)
Net cash provided by (used in) discontinued operations	(235,264)	259,088
Decrease in cash and cash equivalents	(596,939)	(490,212)
Cash and cash equivalents at beginning of period	3,005,709	2,476,276
Cash and cash equivalents at end of period	$2,408,770	1,986,064

Interest paid in cash during the period	$39,422	41,851

Non-cash Investing and Financing Transactions:

During the six months ended September 30, 2004, we retired property and equipment with an original cost of $88,870 and accumulated depreciation of $88,538.

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

(2)

At September 30, 2004, the estimated period to complete contracts in process ranged from one to eleven months and we expect to collect substantially all related accounts receivable arising therefrom within twelve months. Contracts in process consist of the following:

	September 30, 2004	March 31, 2004
	(unaudited)

Costs incurred on uncompleted contracts	$2,476,796	2,194,116
Estimated earnings	156,038	305,943
	2,632,834	2,500,059
Less billings to date	(2,336,142)	(2,443,327)
	$296,692	56,732

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$403,339	245,984
Billings in excess of costs and estimated earnings on
uncompleted contracts	(106,647)	(189,252)
	$296,692	56,732

(3)	Inventories consist of:

September 30, 2004		March 31, 2004
	(unaudited)

Raw materials	$291,488	285,485
Work-in-process	119,374	108,338
Finished products	42,420	34,615
	$453,282	428,438

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(4)	Other current liabilities consist of:

September 30, 2004		March 31, 2004
	(unaudited)

Accrued legal and accounting fees	$56,355	95,000
Accrued payroll and employee benefits	66,255	46,368
Accrued personal property and real estate taxes	70,178	16,877
Accrued warranty costs	38,751	65,496
Accrued losses on engineering contracts	16,310	21,654
Customer deposits	50,000	-
Accrued royalties	9,066	8,886
Note payable	48,407	-
Other	24,867	3,977
	$380,189	258,258

(5)	Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

As of September 30, 2004, the Company has 764,608 shares of common stock available for future grant to employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under our plans to employees require the option holder to abide by certain Company policies which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan, we issued stock options under our 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans for the six months ended September 30, 2004:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at March 31, 2004	2,994,453	$4.85
Granted	-	-
Exercised	(264)	$2.75
Forfeited	(486,918)	$5.64
Outstanding at September 30, 2004	2,507,271	$4.70

Exercisable at September 30, 2004	1,776,253	$5.52

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table presents summarized information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.41 – 3.31	1,038,326	7.1 years	$2.77	392,969	$3.18
$4.13 – 5.00	763,459	4.1 years	$4.31	677,798	$4.33
$7.13 – 8.75	705,486	4.9 years	$7.96	705,486	$7.96
$2.41 – 8.75	2,507,271	5.6 years	$4.70	1,776,253	$5.52

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2004, the Company has 411,891 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table summarizes activity under the plan for the six months ended September 30, 2004:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at March 31, 2004	42,133	$3.58
Granted	27,777	$2.30
Forfeited	(7,076)	$5.88
Outstanding at September 30, 2004	62,834	$2.76

Exercisable at September 30, 2004	62,834	$2.76

The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.30 – 3.40	61,857	2.3 years	$2.68	61,857	$2.68
$7.63 – 7.63	977	5.6 years	$7.63	977	$7.63
$2.30 – 7.63	62,834	2.3 years	$2.76	62,834	$2.76

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

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net loss – as reported	$(380,251)	(1,001,981)	(1,095,154)	(1,392,307)
Deduct: Additional stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects:
Current period option grants	(5,625)	(5,763)	(5,625)	(5,763)
Prior period option grants	(117,428)	(213,658)	(233,863)	(435,210)
Pro forma net loss	$(503,304)	(1,221,402)	(1,334,642)	(1,833,280)

Earnings per share:
Basic and diluted - as reported	$(0.02)	(0.05)	(0.06)	(0.07)

Basic and diluted - pro forma	$(0.03)	(0.06)	(0.07)	(0.10)

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Expected volatility	48.3%	49.1%	48.3%	49.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.9%	2.6%	2.9%	2.6%
Expected life of options granted	3 years	4 years	3 years	4 years
Fair value of options granted as computed under
the Black Scholes option-pricing model	$ 0.81	$ 1.31	$ 0.81	$ 1.44
	per share	per share	per share	per share

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense
2005	$ 214,764
2006	$ 288,689
2007	$ 141,534

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Warrants

In October 2003, we completed a secondary offering of 720,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at September 30, 2004.

In April 2002, we completed a secondary offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of our common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share which were recorded at fair value as a reduction of the proceeds of the offering. All warrants, other than the placement agent’s warrants expired unexercised. All of the placement agent warrants were outstanding at September 30, 2004.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(6)	Significant Customer

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $258,555 and $334,412 for the quarters ended September 30, 2004 and 2003, respectively, which was 21 percent and 28 percent of total revenue, respectively, and totaled $382,592 and $1,344,476 for the six months ended September 30, 2004 and 2003, respectively, which was 20 and 44 percent of total revenue, respectively.

This customer also represented 42% of total accounts receivable and inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $91,198 as of September 30, 2004.

Contract services revenue derived from contracts with agencies of the U.S. Government and from sub-contracts with U.S. Government prime contractors totaled $146,922 and $227,038 for the quarters ended September 30, 2004 and 2003, respectively, and $376,960 and $514,920 for the six months ended September 30, 2004 and 2003, respectively . Accounts receivables from government funded contracts represented 12% and 13% of total accounts receivable as of September 30,2004 and 2003, respectively.

(7)	Discontinued Operations

On May 18, 2004, we completed the sale of the assets of our electronic products segment. Part of the consideration received from this divestiture was common stock of the purchasing entity, a privately-held corporation. In our judgement there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received. In addition, the purchaser completed a sublease agreement with us whereby it assumed the remaining lease obligation under our master lease. Similarly, in our judgement there is doubt regarding the purchaser’s financial capability to meets its obligations under the sublease agreement. Accordingly, we have recorded a liability of $198,447 at September 30, 2004 which represents the amount we estimate will not be recoverable under the sublease agreement. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operations and liquidity.

In January 2004, we announced our intention to exit the contract electronics manufacturing business whose results we reported as the electronic products segment. On May 18, 2004, we completed the divestiture of the equipment and inventory of this business for $0.9 million in cash and a 15% ownership interest in the purchaser. We have not recorded any value for the common stock of the purchaser received in this transaction. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an accrued lease obligation totaling $198,447 at September 30, 2004, which is our estimate of the amount which will not be recoverable under the sublease agreement.

The operating results of this business for the quarters and six months ended September 30, 2004 and 2003 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Net loss sales and net sales loss from the discontinued electronic products segment are shown in the following table:

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net loss of electronic products segment	$(1,790)	(543,757)	(18,972)	(750,085)
Net sales of electronic products segment	$-	648,071	-	1,937,638

Assets and liabilities of the discontinued electronic products segment were as follows:

September 30, 2004		March 31, 2004
	(unaudited)
Accounts receivable, inventories and other assets	$-	516,368
Property and equipment, net	-	710,575
Total assets	-	1,226,943

Accounts payable and other current liabilities	-	542,617
Accrued lease obligation	198,447	204,065
Total liabilities	198,447	746,682
Net assets (liabilities) of discontinued electronic products segment	$(198,447)	480,261

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(8)	Earnings per Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and dilutive potential shares during the periods presented, unless the effect is antidilutive. At September 30, 2004 and 2003, outstanding options to purchase 2,570,105 and 2,770,025 shares of common stock, respectively, and warrants to purchase 188,009, and 536,278 shares of common stock, respectively, were outstanding. For the quarters ended September 30, 2004 and 2003, respectively, options and warrants for 2,248,038 and 2,575,732 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. For the six months ended September 30, 2004 and 2003, respectively, options and warrants for 1,978,725 and 2,878,930 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 26,655 shares and 88,601 shares of common stock for the quarters ended September 30, 2004 and 2003, respectively, and 66,476 shares and 42,727 shares of common stock for the six months ended September 30, 2004 and 2003, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(9)	Segments

At September 30, 2004, we have two reportable segments: technology and mechanical products. The technology segment encompasses our technology-based operations including core research to advance our technology, application engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors. The percentage allocated to the technology segment and mechanical products segment were 93 percent and 7 percent for the quarter and six months ended September 30, 2004, and for the quarter and six months ended September 30, 2003 were 67 percent and 33 percent, respectively.

Intersegment sales or transfers which were eliminated upon consolidation were $97,650 and $33,406 for the quarters ended September 30, 2004 and 2003, respectively, and $152,250 and $49,624 for the six months ended September 30, 2004 and 2003, respectively.

The technology segment leases office, production and laboratory space in a building owned by the mechanical products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $44,085 and $41,146 for the quarters ended September 30, 2004 and 2003, respectively, and $88,170 and $82,292 for the six months ended September 30, 2004 and 2003, respectively, and were eliminated upon consolidation.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$828,347	406,130	1,234,477
Interest income	7,085	1,337	8,422
Interest expense	(704)	(18,413)	(19,117)
Depreciation and amortization	(60,691)	(27,878)	(88,569)
Segment earnings (loss) from continuing operations	(445,408)	66,947	(378,461)
Assets of continuing operations	4,139,383	2,897,404	7,036,787
Expenditures for segment assets	$(33,620)	-	(33,620)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2003:

		Mechanical
	Technology	Products	Total
Revenue	$869,870	339,153	1,209,023
Interest income	3,236	1,247	4,483
Interest expense	(1,236)	(20,751)	(21,987)
Depreciation and amortization	(65,219)	(46,880)	(112,099)
Segment loss from continuing operations	(408,518)	(49,706)	(458,224)
Assets of continuing operations	3,890,286	2,842,179	6,732,465
Expenditures for segment assets	$(19,331)	(4,981)	(24,312)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six months ended September 30, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$1,290,937	627,536	1,918,473
Interest income	14,138	2,651	16,789
Interest expense	(1,825)	(37,152)	(38,977)
Depreciation and amortization	(124,785)	(55,842)	(180,627)
Segment earnings (loss) from continuing operations	(1,165,288)	89,106	(1,076,182)
Assets of continuing operations	4,139,383	2,897,404	7,036,787
Expenditures for segment assets	$(84,117)	(747)	(84,864)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six months ended September 30, 2003:

		Mechanical
	Technology	Products	Total
Revenue	$1,739,702	1,349,217	3,088,919
Interest income	8,893	2,177	11,070
Interest expense	(3,207)	(41,394)	(44,601)
Depreciation and amortization	(133,831)	(101,519)	(235,350)
Segment loss from continuing operations	(636,023)	(6,199)	(642,222)
Assets of continuing operations	3,890,286	2,842,179	6,732,465
Expenditures for segment assets	$(104,632)	(4,981)	(109,613)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(10)	Commitment and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire December 31, 2007. The aggregate future compensation under the employment agreements is $1,922,000.

Lease Commitments

We have entered into operating lease agreements for equipment used by our technology segment and for manufacturing and office space previously used by our discontinued electronic products segment. These leases expire at various times through 2007. We have entered into a sublease on the manufacturing and office space of our discontinued electronics product segment for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an accrued lease obligation totaling $198,447 at September 30, 2004, which is our estimate of the amount which will not be recoverable under the sublease agreement.

At September 30, 2004, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows:

Fiscal Year Ending March 31,
2005	$134,494
2006	262,951
2007	252,144
$649,589

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Rent expense, net of sublease payments, under these leases was $4,211 and $69,089 for the quarters ended September 30, 2004 and 2003, respectively, and $19,684 and $139,386 for the six months ended September 30, 2004 and 2003, respectively.

Litigation

Our wholly-owned subsidiary, UQM Electronics, Inc. filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussmann Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of our electronic products segment. The lawsuit sought payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract for failing to meet certain deadlines established in the contract and failure to deliver products that met the specifications of the contract with asserted damages of $6,200,000. On January 16, 2004, the Court issued a ruling dismissing our claims with prejudice. The Court also dismissed Hussmann’s counterclaims with prejudice to the extent they were affected by the commercial impracticability that the Court found to exist and without prejudice to the extent they were not affected by commercial impracticability. Neither party appealed this judgment and the time for appeals expired in February 2004. In May 2004, UQM Electronics, Inc. sold substantially all of its assets, and no longer conducts any business.

In June 2004, Hussmann re-filed suit against UQM Electronics, Inc. in Circuit Court of St. Charles County, Missouri on the same claims that were dismissed in January 2004. Hussmann’s current complaint alleges that its claims for damages with respect to product deliveries due prior to the date Hussmann purported to cancel the production order are not affected by any commercial impracticability. This claim is for damages in excess of $1,500,000 plus prejudgment interest, attorneys’ fees and other costs. Alternatively, Hussmann alleges that the Court had no jurisdiction to dismiss Hussmann’s claims with prejudice based on its finding of commercial impracticability. This claim is for damages in excess of $6,200,000 plus prejudgment interest, attorneys’ fees and other costs. We have answered the complaint and believe that Hussmann’s claims, including its summary judgment, are without merit and we intend to contest them vigorously. Nevertheless, this action is in a preliminary stage, and we cannot assure you that there will not be an adverse judgment.

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

(11)	Subsequent Event

On November 1, 2004 we completed a secondary offering of   3,600,000 shares of our common stock resulting in cash proceeds to the Company, before deducting underwriting commissions and expenses of the offering, of $7,740,000.

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

Financial Condition

Cash and cash equivalents at September 30, 2004 were $2,408,770 and working capital (the excess of current assets over current liabilities) was $2,825,694 compared with $3,005,709 and $3,972,559, respectively, at March 31, 2004. The decrease in cash and cash equivalents and working capital is primarily attributable to cash used by operating activities and cash used in discontinued operations offset, in past, by cash provided by investing activities during the first six months. On November 1, 2004 we completed a secondary offering of  3,600,000 shares of our common stock resulting in cash proceeds to the Company, before deducting underwriting commissions and expenses of the offering, of $7,740,000.

Accounts receivable declined $97,059 to $415,936 at September 30, 2004 from $512,995 at March 31, 2004. The decrease is primarily attributable to faster collections on trade receivables.

Costs and estimated earnings on uncompleted contracts increased $157,355 to $403,339 at September 30, 2004 versus $245,984 at March 31, 2004. The increase is due to less favorable billing terms on contracts in process at September 30, 2004. Estimated earnings on contracts in process declined to $156,038 or 5.9 percent of contracts in process of $2,632,834 at September 30, 2004 compared to estimated earnings on contracts in process of $305,943 or 12.2 percent of contracts in process of $2,500,059 at March 31, 2004. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects and lower levels of overhead absorption.

Inventories increased $24,844 to $453,282 principally due to higher levels of raw material, work-in process and finished goods inventories which increased $6,003, $11,036 and $7,805, respectively. The increase in raw materials inventories is attributable to higher stocking levels associated with renewed production of wheelchair propulsion motors during the quarter. The increases in work-in-process and finished goods inventories are attributable to higher production levels for low volume propulsion systems drive motors and controllers that will be shipped in future periods.

Prepaid expenses increased to $224,917 at September 30, 2004 from $72,649 at March 31, 2004 primarily reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

Assets of discontinued operations was nil at September 30, 2004 compared to $1,226,943 at March 31, 2004 due to the completion of the divestiture of the equipment and inventory of our electronic products segment and the subsequent cessation of operations during the first fiscal quarter. See also note 7 above.

We invested $55,642 for the acquisition of property and equipment during the first six months of the fiscal year compared to $62,612 for the comparable six months last year. The decrease in capital expenditures is primarily due to lower capital spending by the technology segment.

Accounts payable decreased to $364,153 at September 30, 2004 from $392,474 at March 31, 2004, primarily due to the payment of property taxes during the first quarter.

Other current liabilities increased $121,931 to $380,189 at September 30, 2004 from $258,258 at March 31, 2004. The increase is primarily attributable to higher levels of accrued payroll and employee benefits, accrued personal property and real estate taxes, customer deposits and note payable.

Liabilities and commitments of discontinued operations was $99,538 at September 30, 2004 compared to $554,564 at March 31, 2004. The decrease was due to the completion of the divestiture of the equipment and inventory of our electronic products segment and the subsequent cessation of operations during the first fiscal quarter. The balance represents the current portion of the accrued lease obligations reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment. We completed a sublease with the purchaser of the assets of this discontinued segment for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded the foregoing accrued lease obligation which is our estimate of the amount which will not be recoverable under the sublease agreement. See also note 7 above.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $82,605 to $106,647 at September 30, 2004 from $189,252 at March 31, 2004 reflecting billings on engineering contracts at a rate slower than the performance of the associated work during the first six months of the fiscal year.

Long-term debt, less current portion decreased $65,933 to $880,490 at September 30, 2004 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term accrued lease obligation was $98,909 at September 30, 2004 compared to $192,118 at March 31, 2004, reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment. See also note 7 above.

Common stock and additional paid-in capital increased to $195,747 and $58,030,883, respectively, at September 30, 2004 compared to $195,726 and $58,025,631 at March 31, 2004. The increase is attributable to cash proceeds from the sale of common stock under our Employee Stock Purchase Plan which accounted for $4,547 of the change and the exercise of common stock options issued under our 2002 Equity Incentive Plan which accounted for the remainder of the change. On November 1 , 2004 we completed a secondary offering of 3,600,000 shares of our common stock resulting in an increase in common stock and additional paid-in capital, before deducting underwriting commissions and expenses of the offering, of $7,740,000.

Results of Continuing Operations

Quarter Ended September 30, 2004

Continuing operations for the quarter ended September 30, 2004 resulted in a loss of $378,461 or $0.02 per common share on total revenue of $1,234,477 compared to a loss from continuing operations of $458,224 or $0.02 per common share on total revenue of $1,209,023 for the comparable quarter last year. Operations for the second quarter resulted in a net loss of $380,251 or $0.02 per common share versus a net loss of $1,001,981 or $0.05 per common share for the second quarter last year.

Revenue from contract services declined $114,680 or 16.2 percent to $591,309 for the second quarter of fiscal 2004 compared to $705,989 for the comparable quarter last year. The decrease is primarily attributable to cost overruns on certain engineering contracts which negatively impacted revenue recognition during the quarter.

Product sales revenue for the quarter increased 27.9 percent to $643,168 compared to $503,034 for the comparable quarter last year. Mechanical products segment product sales revenue increased $66,977 or 19.7 percent to $406,130 compared to $339,153 for the comparable quarter last year due to increased shipments of fuel cell air compressor drive motors. Technology segment product sales revenue increased $73,157 to $237,038 for the quarter ended September 30, 2004 compared to $163,881 for the comparable period last year due to increased shipments of propulsion systems.

Gross profit margins for the second quarter decreased to 8.3 percent compared to 14.4 percent for the comparable quarter last year. Gross profit margins on contract services decreased to 1.5 percent for the second quarter compared to 14.5 percent margin for the comparable quarter last year. The decrease in contract services margins for the quarter is attributable to cost overruns on certain engineering contracts. Gross profit margin on product sales during the second quarter increased to 14.5 percent compared to 14.3 percent for the comparable quarter last year. The increase in margins on product sales resulted from increased overhead absorption associated with higher production levels in both the technology segment and the mechanical products segment.

Research and development expenditures were $43,639 for the quarter ended September 30, 2004 compared to $151,724 for the comparable quarter last year. The decrease was primarily due to reduced investment in the internally funded development of a new micro-processor platform for our power electronic controls in the current quarter versus the comparable prior year quarter.

General and administrative expense for the quarter ended September 30, 2004 decreased to $436,050 from $463,825 for the comparable quarter last year. The decrease in general and administrative expenses is attributable to lower insurance premium costs in the current quarter versus the comparable prior year quarter.

Interest income increased to $8,422 for the second quarter compared to $4,483 for the prior year second quarter. The increase is attributable to higher levels of invested cash and higher yields on invested cash balances during the quarter versus the comparable quarter last year.

Interest expense decreased by $2,870 to $19,117 for the quarter ended September 30, 2004 versus $21,987 for the comparable quarter last year. The decrease is attributable to lower average mortgage borrowings outstanding throughout the current fiscal quarter versus the comparable quarter last year.

Six Months Ended September 30, 2004

Continuing operations for the six months ended September 30, 2004, resulted in a loss of $1,076,182 or $0.06 per common share on total revenue of $1,918,473 compared to a loss from continuing operations of $642,222 or $0.03 per common share on total revenue of $3,088,919 for the comparable period last year. Operations for the six months ended September 30, 2004 resulted in a net loss of $1,095,154 or $0.06 per common share versus a net loss of $1,392,307 or $0.07 per common share for the same period last year.

Revenue from contract services declined $332,005 or 24.8 percent to $1,007,299 for the six months ended September 30, 2004 compared to $1,339,304 for the comparable period last year. The decrease is primarily attributable to cost overruns on certain engineering contracts which negatively impacted revenue recognition during the first half of the year.

Product sales revenue for the first half declined 47.9 percent to $911,174 compared to $1,749,615 for the comparable period last year. Mechanical products segment product sales revenue for the six months period decreased $721,681 or 53.5 percent to $627,536 compared to $1,349,217 for the comparable period last year due to decreased shipments of wheelchair propulsion motors. Technology segment product sales revenue decreased $116,760 to $283,638 for the six months ended September 30, 2004 compared to $400,398 for the comparable period last year due to lower levels of product sales due to the transfer of certain production products to our mechanical products segment.

Gross profit margins for the first half decreased to a negative 1.6 percent compared to 19.1 percent for the comparable period last year. Gross profit margins on contract services decreased to a negative 15.6 percent for the six months ended September 30, 2004 compared to 22.4 percent margin for the comparable period last year. The decrease in contract services margins for the current fiscal period is attributable to estimated cost overruns on certain engineering contracts. Gross profit margin on product sales during the first half declined to 13.9 percent compared to 16.6 percent for the comparable period last year. The decrease in margins on product sales resulted from higher production costs related to our newly released propulsion system which includes our new microprocessor platform for its power electronic controls decreased overhead absorption associated with lower production levels for wheelchair motors.

Research and development expenditures were $95,675 for the six months ended September 30, 2004 compared to $296,513 for the comparable period last year. The decrease was primarily due to reduced investment in the internally funded development of a new microprocessor platform for our power electronic controls in the first half of the year versus the comparable prior year period.

General and administrative expense for the six months ended September 30, 2004 increased to $937,991 from $902,427 for the same period last year. The increase in general and administrative expenses is attributable to severance expense for an executive who retired.

Interest income increased to $16,789 for the first half compared to $11,070 for the comparable prior year period. The increase is attributable to higher levels of invested cash and higher yields on invested cash balances during the six-month period versus the comparable period last year.

Interest expense decreased by $5,624 to $38,977 for the six months ended September 30, 2004 versus $44,601 for the comparable period last year. The decrease is attributable to lower average mortgage borrowings outstanding throughout the current fiscal period versus the comparable period last year.

Results of Discontinued Operations

In January 2004, we announced our intention to exit our contract electronics manufacturing business whose operations were reported as the electronic products segment. For all periods presented, we have reclassified operating results of the electronic products segment to loss from operations of discontinued electronic products segment. As of March 31, 2004, all segment assets were reclassified to the balance sheet caption "assets of discontinued operations", all segment liabilities other than future lease obligation were reclassified under the caption "liabilities of discontinued operations." Estimated future lease obligations were reclassified under the caption "accrued lease obligation". During the fiscal first qurater we completed the divestiture of the assets of this business for $900,000 in cash and a 15% ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an amount under the caption "accrued lease obligation" which is our estimate of the amount which will not be recoverable under the sublease agreement. See also note 7 above.

Loss from discontinued operations for the quarter and six months ended September 30, 2004 was $1,790 or nil per common share and $18,972 or nil per common share, respectively, compared to a loss from discontinued operations of $543,757 or $0.03 per common share and $ 750,085 or $0.04 per common share for the prior year quarter and six-month period.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the first half of the fiscal year were adequate to meet operating needs. At September 30, 2004, we had working capital (the excess of current assets over current liabilities) of $2,825,694 compared to $3,972,559 at March 31, 2004. Working capital decreased by $1,146,865 primarily due to operating losses during the first half. On November 1 , 2004 we completed a secondary offering of 3,600,000 shares of our common stock resulting in net cash proceeds of $6,817,400.

Net cash used in operating activities of continuing operations was $1,178,131 for the six months ended September 30, 2004 versus net cash used of $677,251 for the comparable period last year. The increased cash usage is primarily attributable to higher levels of operating losses.

Net cash provided by investing activities of continuing operations for the first half was $820,136 compared to cash used in investing activities of $109,013 for the comparable period last year. The increase is primarily due to cash proceeds from the divestiture of the assets of our contract electronics manufacturing business for $895,000, net of selling expenses.

Net cash used in financing activities of continuing operations was $3,680 for the six months ended September 30, 2004 compared to cash provided by financing activities of $36,964 for the comparable period last year. The decrease is attributable to reduced proceeds from bank borrowings during the current fiscal year.

Our debt facilities require compliance with certain financial covenants in order for the financing to continue to be available on a long-term basis. At September 30, 2004 we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources, including the cash proceeds from our secondary offering of common stock completed on October , 2004, are sufficient to fund our expected level of operations for at least two years. During fiscal 2004, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of the Toyota Prius hybrid electric passenger car and the Honda Insight and Civic hybrid electric passenger cars. As a result, several automakers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. As a result of this industry trend, we currently expect expanded demand for our proprietary propulsion systems, which are suited for a wide range of hybrid electric vehicle platforms. In order to capitalize on this anticipated expansion in demand, we expect to make substantial investments from the proceeds of our recently completed secondary offering of common stock in human resources, manufacturing facilities and equipment, production and application engineering among other things. We expect to fund our operations over at least the next two years from existing cash balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2004:
Tabular Disclosure of Contractual Obligations		Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$ 1,010,513	130,023	880,490	-	-
Operating Lease Obligations*	$ 649,589	268,988	380,601	-	-
Executive Compensation under Employment Agreements	$ 1,922,000	432,000	1,231,000	259,000	-
Total	$ 3,582,102	831,011	2,492,091	259,000	-

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

Accounts Receivable

Our trade accounts receivable is subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customers’ particular business. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Asset Recovery and Realization – Discontinued Operations

On May 18, 2004, we completed the sale of the assets of our electronic products segment. Part of the consideration received from this divestiture was common stock of the purchasing entity, a privately-held corporation. In our judgement there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received. In addition, the purchaser completed a sublease agreement with us whereby it assumed the remaining lease obligation under our master lease. Similarly, in our judgement there is doubt regarding the purchaser’s financial capability to meets its obligations under the sublease agreement. Accordingly, we have recorded a liability of $198,447 at September 30, 2004 which represents the amount we estimate will not be recoverable under the sublease agreement. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operations and liquidity.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers’ published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2004 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of September 30, 2004. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,710 on an annual basis based on outstanding borrowings at September 30, 2004 on debt with adjustable interest rate provisions.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and wand its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Our wholly-owned subsidiary, UQM Electronics, Inc. filed a lawsuit in Circuit Court of St. Louis County, Missouri in June 2002 against Hussmann Corporation, a wholly owned subsidiary of Ingersoll Rand Corporation, a former contract manufacturing customer of our electronic products segment. The lawsuit sought payment for inventory purchased on behalf of the customer and lost profits on a cancelled production order of approximately $700,000 plus attorneys’ fees and other costs. The customer filed various counterclaims, including breach of contract for failing to meet certain deadlines established in the contract and failure to deliver products that met the specifications of the contract with asserted damages of $6,200,000. On January 16, 2004, the Court issued a ruling dismissing our claims with prejudice. The Court also dismissed Hussmann’s counterclaims with prejudice to the extent they were affected by the commercial impracticability that the Court found to exist and without prejudice to the extent they were not affected by commercial impracticability. Neither party appealed this judgment and the time for appeals expired in February 2004. In May 2004, UQM Electronics, Inc. sold substantially all of its assets, and no longer conducts any business.

In June 2004, Hussmann re-filed suit against UQM Electronics, Inc. in Circuit Court of St. Charles County, Missouri on the same claims that were dismissed in January 2004. Hussmann’s current complaint alleges that its claims for damages with respect to product deliveries due prior to the date Hussmann purported to cancel the production order are not affected by any commercial impracticability. This claim is for damages in excess of $1,500,000 plus prejudgment interest, attorneys’ fees and other costs. Alternatively, Hussmann alleges that the Court had no jurisdiction to dismiss Hussmann’s claims with prejudice based on its finding of commercial impracticability. This claim is for damages in excess of $6,200,000 plus prejudgment interest, attorneys’ fees and other costs. We have answered the complaint and believe that Hussmann’s claims, including its summary judgment, are without merit and we intend to contest them vigorously. Nevertheless, this action is in a preliminary stage, and we cannot assure you that there will not be an adverse judgment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Annual Meeting of the Shareholders of UQM Technologies, Inc. was held on August 11, 2004. The following is a summary of the matters submitted to a vote of securityholders and the results of the voting thereon:

Proposal 1: Election of Directors
	For	Withhold Authority
William G. Rankin	17,407,250	408,271
Ernest H. Drew	17,420,670	394,851
Stephen J. Roy	17,425,670	389,851
Jerome H. Granrud	17,486,170	329,351
Donald W. Vanlandingham	17,488,230	327,291

Outstanding votable shares:	19,574,730

Total voted shares represented in person and by proxy:	17,815,521

Percentage of the outstanding votable shares:	91.01%

ITEM 5. OTHER INFORMATION

 Risk Factors

The following factors, other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

We have incurred significant losses and may continue to do so.

We have incurred significant losses. For the quarters and six months ended September 30, 2004 and 2003 our net loss was $380,251 and $1,095,154, and $1,001,981 and $1,392,307, respectively. For the fiscal years ended March 31, 2004, 2003 and 2002 our net loss was $4,786,953, $3,598,650 and $8,592,655, respectively.

Our accumulated deficit at September 30, 2004 was $53,238,135 and our accumulated deficit at March 31, 2004 and 2003 was $52,142,981 and $47,356,028, respectively.

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the six months ended September 30, 2004 was $1,095,154 versus a net loss for the comparable period last year of $1,392,307. At September 30, 2004, our cash balances were $2,408,770. For our most recently completed fiscal year ended March 31, 2004 we had a net loss of $4,786,953 which includes the impairment of the carrying value of our discontinued electronic products segment and other estimated losses from the discontinuance of this business totaling $3,364,638. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering among other things in order to effectively compete in the emerging market for hybrid electric vehicles, which we expect will expand our operating losses and require us to secure additional funding beyond our existing cash resources. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

In developing electric motors for use in vehicles and other applications, we face competition from very large domestic and international companies, including the world’s largest automobile manufacturers. These companies have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours. These competitors also have much greater experience in and resources for marketing their products.

 If we fail to develop and achieve market acceptance for our products, our business may not grow.

We believe our proprietary systems are suited for a wide range of hybrid electric vehicle platforms. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and future products. We cannot be certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will receive market acceptance.

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

We are defending a lawsuit that has been brought against our wholly owned subsidiary, UQM Electronics, Inc., involving breach of contract and other claims. An adverse outcome of this lawsuit could have a material adverse effect on our financial condition, results of operations and liquidity.

A lawsuit has been filed against our wholly owned subsidiary, UQM Electronics, Inc., alleging breach of contract and other claims. For a description of this legal action, see "Item 1. Legal Proceedings." This action is in a preliminary phase and the ultimate outcome is uncertain. The claimed damages exceed our working capital. An adverse outcome of this lawsuit could have a material adverse effect on our financial condition, results of operations and liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxely Act of 2002

Reports on Form 8-K

Report regarding a change in the Company’s certifying accountant filed September 21, 2004.

Report regarding the range of expected selected operating results for the quarter ended September 30, 2004 filed October 25, 2004.

Report regarding the completion of an underwriting agreement with IBS Holding Corporation, Newbridge Securities Corporation and Neidiger Tucker Bruner, Inc. filed November 5, 2004.

Report regarding increased motor orders for Invacare Corporation filed November 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: November 9, 2004
By: "Donald A. French"
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)