Form 10-Q
period 2004-12-31
UQM TECHNOLOGIES INC
filed 2005-01-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at January 24, 2005 was 23,175,829.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31, 2004	March 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 7,530,856	2,958,590
Short-term investment (note 2)	1,024,669	47,119
Accounts receivable (note 7)	789,930	512,995
Costs and estimated earnings in excess of billings on
uncompleted contracts (note 3)	399,720	245,984
Inventories (notes 4 and 7)	741,974	428,438
Prepaid expenses and other current assets	145,825	72,649
Assets of discontinued operations (note 8)	-	1,226,943
Total current assets	10,632,974	5,492,718

Property and equipment, at cost:
Land	181,580	181,580
Building	2,292,687	2,292,687
Machinery and equipment	2,787,087	2,793,343
	5,261,354	5,267,610
Less accumulated depreciation	(2,846,095)	(2,732,291)
Net property and equipment	2,415,259	2,535,319

Patent and trademark costs, net of accumulated
amortization of $424,832 and $360,266	661,325	692,371

Other assets	850	850

	$ 13,710,408	8,721,258

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	December 31, 2004	March 31, 2004
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 721,506	392,474
Other current liabilities (note 5)	275,617	258,258
Current portion of long-term debt	134,319	125,611
Liabilities and commitments of discontinued
operations (notes 8 and 11)	148,744	554,564
Billings in excess of costs and estimated
earnings on uncompleted contracts (note 3)	161,189	189,252
Total current liabilities	1,441,375	1,520,159

Long-term debt, less current portion	844,432	946,423
Long-term portion of accrued lease obligation
(notes 8 and 11)	70,745	192,118
	915,177	1,138,541

Total liabilities	2,356,552	2,658,700

Commitments and contingencies (note 11)

Stockholders’ equity (note 6):
Common stock, $.01 par value, 50,000,000
shares authorized; 23,174,843 and
19,572,625 shares issued and outstanding	231,748	195,726
Additional paid-in capital	64,762,728	58,025,631
Accumulated deficit	(53,631,115)	(52,142,981)
Note receivable from officer	(9,505)	(15,818)
	11,353,856	6,062,558

	$ 13,710,408	8,721,258

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue (note 7):
Contract services	$ 598,323	870,210	1,605,622	2,209,514
Product sales	709,260	316,971	1,620,434	2,066,586
	1,307,583	1,187,181	3,226,056	4,276,100

Operating costs and expenses:
Costs of contract services	612,544	645,401	1,776,612	1,685,198
Costs of product sales	581,591	280,196	1,366,324	1,739,669
Research and development	42,875	97,892	138,550	394,405
Production engineering	93,479	-	93,479	-
General and administrative	357,062	410,815	1,295,053	1,313,242
	1,687,551	1,434,304	4,670,018	5,132,514

Loss from continuing operations
before other income (expense)	(379,968)	(247,123)	(1,443,962)	(856,414)

Other income (expense):
Interest income	30,947	7,886	47,736	18,956
Interest expense	(18,151)	(21,315)	(57,128)	(65,916)
Other	-	-	10,000	600
	12,796	(13,429)	608	(46,360)

Loss from continuing operations	(367,172)	(260,552)	(1,443,354)	(902,774)

Discontinued operations (note 8):
Loss from operations of discontinued
electronic products segment	(25,808)	(1,251,216)	(44,780)	(2,001,301)

Net loss	$ (392,980)	(1,511,768)	(1,488,134)	(2,904,075)

Net loss per common share - basic
and diluted (note 9):
Continuing operations	$ (0.02)	(0.02)	(0.07)	(0.05)
Discontinued operations	-	(0.06)	-	(0.10)
	$ (0.02)	(0.08)	(0.07)	(0.15)

Weighted average number of shares of common
stock outstanding - basic and diluted (note 9)	21,805,231	19,423,379	20,320,749	19,040,352

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$ (1,443,354)	(902,774)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	266,908	326,144
Other expense	2,234	2,164
Non-cash compensation expense for common stock issued
for services	-	5,180
(Gain) loss on disposal of property and equipment	(10,000)	27,603
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(430,671)	(344,523)
Inventories	(313,536)	182,127
Prepaid expenses and other current assets	(73,176)	(74,355)
Accounts payable and other current liabilities	346,391	(218,406)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(28,063)	105,423
Net cash used in operating activities	(1,683,267)	(891,417)

Cash flows from investing activities of continuing operations:
Purchase of short-term investments	(977,550)	-
Acquisition of property and equipment	(82,614)	(107,204)
Proceeds from sale of property and equipment	10,000	600
Increase in patent and trademark costs	(35,422)	(51,172)
Cash proceeds from the sale of assets of discontinued operations, net	895,000	-
Net cash used in investing activities	(190,586)	(157,776)

Cash flows from financing activities of continuing operations:
Repayment of debt	(237,245)	(328,677)
Proceeds from borrowing	143,962	242,606
Issuance of common stock in follow-on offering, net of offering costs	6,767,596	2,127,401
Issuance of common stock upon exercise of employee stock options	726	-
Issuance of common stock under employee stock purchase plan	4,797	14,157
Principal payments on note receivable from officer	6,313	5,770
Net cash provided by financing activities	6,686,149	2,061,257

Cash provided by continuing operations	4,812,296	1,012,064
Net cash used in discontinued operations	(240,030)	(31,979)
Increase in cash and cash equivalents	4,572,266	980,085
Cash and cash equivalents at beginning of period	2,958,590	2,476,276
Cash and cash equivalents at end of period	$ 7,530,856	3,456,361

Interest paid in cash during the period	$ 57,504	71,566

Non-Cash Investing and Financing Transactions:

During the nine months ended December 31, 2004, we retired property and equipment with an original cost of $88,870 and accumulated depreciation of $88,538.

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

(2)

Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in the Company’s name at two major financial institutions who hold custody of the investments. All of the Company’s investments are held-to-maturity investments that the Company has the positive intent and ability to hold until maturity. These securities are recorded at amortized cost, which approximates fair value. Investments with an original maturity of less than one year from the balance sheet date are classified as short-term.

(3)

At December 31, 2004, the estimated period to complete contracts in process ranged from one to nineteen months and we expect to collect substantially all related accounts receivable arising therefrom within twenty months. Contracts in process consist of the following:

	December 31, 2004	March 31, 2004
	(unaudited)

Costs incurred on uncompleted contracts	$ 2,846,844	2,194,116
Estimated earnings	224,560	305,943
	3,071,404	2,500,059
Less billings to date	(2,832,873)	(2,443,327)
	$ 238,531	56,732

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 399,720	245,984
Billings in excess of costs and estimated earnings on
uncompleted contracts	(161,189)	(189,252)
	$ 238,531	56,732

(4)	Inventories consist of:
	December 31, 2004	March 31, 2004
	(unaudited)

Raw materials	$ 587,231	285,485
Work-in-process	113,760	108,338
Finished products	40,983	34,615
	$ 741,974	428,438

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value of our inventories.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(5)	Other current liabilities consist of:
December 31, 2004		March 31, 2004
	(unaudited)

Accrued legal and accounting fees	$ 60,975	95,000
Accrued payroll and employee benefits	31,276	46,368
Accrued personal property and real estate taxes	66,087	16,877
Accrued warranty costs	37,569	65,496
Accrued losses on engineering contracts	19,146	21,654
Customer deposits	50,000	-
Accrued royalties	5,976	8,886
Other	4,588	3,977
	$ 275,617	258,258

(6)	Common Stock, Common Stock Options and Warrants

Follow-on Common Stock Offering

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock to investors in North America and Europe which resulted in cash proceeds, net of the offering costs, of $6,767,596 and a corresponding increase in shareholder’s equity.

Incentive and Non-Qualified Option Plans

As of December 31, 2004, the Company has 373,873 shares of common stock available for future grant to employees, consultants and key suppliers under its 2002 Equity Incentive Plan. Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the 2002 Plan is 500,000 options. Forfeitures under the 2002 Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under our plans to employees require the optionholder to abide by certain Company policies which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2002 Equity Incentive Plan, we issued stock options under our 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans for the nine months ended December 31, 2004:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at March 31, 2004	2,994,453	$4.85
Granted	395,000	$2.21
Exercised	(264)	$2.75
Forfeited	(526,183)	$5.57
Outstanding at December 31, 2004	2,863,006	$4.35

Exercisable at December 31, 2004	1,741,253	$5.53

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table presents summarized information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.16 – 3.31	1,429,061	7.6 years	$2.61	392,969	$3.18
$4.13 – 5.00	728,459	3.9 years	$4.28	642,798	$4.30
$7.13 – 8.75	705,486	4.6 years	$7.96	705,486	$7.96
$2.16 – 8.75	2,863,006	5.9 years	$4.35	1,741,253	$5.53

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2004, the Company has 411,891 shares of common stock available for future grant under the Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Plan are available for re-issuance at a future date.

The following table summarizes activity under the plan for the nine months ended December 31, 2004:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at March 31, 2004	42,133	$3.58
Granted	27,777	$2.30
Forfeited	(7,076)	$5.85
Outstanding at December 31, 2004	62,834	$2.76

Exercisable at December 31, 2004	62,834	$2.76

The following table presents summarized information about stock options outstanding for non-employee directors:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.30 – 3.40	61,857	1.9 years	$2.68	61,857	$2.68
$7.63 – 7.63	977	5.3 years	$7.63	977	$7.63
$2.30 – 7.63	62,834	2.0 years	$2.76	62,834	$2.76

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

We periodically issue common stock and stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is based upon the fair value of our common stock on the date of issuance. For issuances of stock options to employees and directors we measure compensation cost using the intrinsic value method. Stock options granted to non-employees are accounted for under the fair value method. Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, pro forma net loss and pro forma net loss per common share would have been the amounts indicated in the following table:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net loss – as reported	$ (392,980)	(1,511,768)	(1,488,134)	(2,904,075)
Deduct: Additional stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects:
Current period option grants	(37,498)	-	(48,747)	(11,526)
Prior period option grants	(130,114)	(189,429)	(358,352)	(618,876)
Pro forma net loss	$ (560,592)	(1,701,197)	(1,895,233)	(3,534,477)

Net loss per common share:
Basic and diluted - as reported	$ (0.02)	(0.08)	(0.07)	(0.15)

Basic and diluted - pro forma	$ (0.03)	(0.09)	(0.09)	(0.19)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Expected volatility	48.8%	-	48.8%	49.1%
Expected dividend yield	0.0%	-	0.0%	0.0%
Risk free interest rate	4.6%	-	4.5%	2.6%
Expected life of options granted	6 years	-	6 years	4 years
Weighted average fair value of options
granted as computed under the Black
Scholes option-pricing model	$ 1.15	-	$ 1.13	$ 1.44
	per option	-	per option	per option

Future pro forma compensation cost by fiscal year, assuming no additional grants by the Company to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense
2005	$ 121,652
2006	$ 438,284
2007	$ 291,229
2008	$ 74,996

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Warrants

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at December 31, 2004.

In October 2003, we completed a follow-on offering of 720,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at December 31, 2004.

In April 2002, we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of our common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share which were recorded at fair value as a reduction of the proceeds of the offering. All warrants, other than the placement agent’s warrants expired unexercised. All of the placement agent warrants were outstanding at December 31, 2004.

(7)	Significant Customer

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $499,855 and $200,627 for the quarters ended December 31, 2004 and 2003, respectively, which was 38 percent and 17 percent of total revenue, respectively. Revenue from this customer for the nine months ended December 31, 2004 and 2003 totaled $882,447 and $1,545,103, respectively, which was 27 percent and 36 percent of total revenue, respectively.

This customer also represented 48 percent and 14 percent of total accounts receivable as of December 31, 2004 and March 31, 2004, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $224,032 and $40,582 as of December 31, 2004 and March 31, 2004, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $311,480 and $147,348 for the quarters ended December 31, 2004 and 2003, respectively, and $671,731 and $662,268 for the nine months ended December 31, 2004 and 2003, respectively. Accounts receivable from government-funded contracts represented 11% and 10% of total accounts receivable as of December 31, 2004 and March 31, 2004, respectively.

(8)	Discontinued Operations

In January 2004, we announced our intention to exit our contract electronics manufacturing business whose operations were reported as the electronic products segment. For all periods presented, we have reclassified operating results of the electronic products segment to loss from operations of discontinued electronic products segment. All segment assets were reclassified to the balance sheet caption "assets of discontinued operations", all segment liabilities other than long-term estimated future lease obligation were reclassified under the caption "liabilities and commitments of discontinued operations" and long-term estimated future lease obligations were reclassified under the caption "long-term portion of accrued lease obligations. During the fiscal first quarter we completed the divestiture of the assets of this business for $895,000, net of legal expenses, in cash and a 15 percent ownership interest in the purchaser. In our judgment there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received.

In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, accordingly, we have recorded a liability of $201,690 at December 31, 2004 which is our estimate of the amount which may not be recoverable under the sublease agreement. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operations and liquidity.

The operating results of this business for the quarters and nine months ended December 31, 2004 and 2003 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments.

Net loss and net sales from the discontinued electronic products segment are shown in the following table:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss of electronic products segment	$ (25,808)	(1,251,216)	(44,780)	(2,001,301)
Net sales of electronic products segment	$ -	431,458	-	2,369,096

Assets and liabilities of the discontinued electronic products segment were as follows:

	December 31, 2004	March 31, 2004
(unaudited)
Accounts receivable, inventories and other assets	$ -	516,368
Property and equipment, net	-	710,575
Total assets	-	1,226,943

Accounts payable and other current liabilities	17,799	542,617
Accrued lease obligation	201,690	204,065
Total liabilities	219,489	746,682
Net assets (liabilities) of discontinued electronic products segment	$ (219,489)	480,261

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(9)	Earnings per Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2004 and 2003, options to purchase 2,925,840 and 2,571,420 shares of common stock, respectively, and warrants to purchase 548,009, and 420,028 shares of common stock, respectively, were outstanding. For the quarters ended December 31, 2004 and 2003, respectively, options and warrants for 3,082,131 and 2,275,164 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. For the nine months ended December 31, 2004 and 2003, respectively, options and warrants for 2,213,038 and 2,578,362 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 2,216 shares and 89,301 shares of common stock for the quarters ended December 31, 2004 and 2003, respectively, and 46,522 shares and 55,718 shares of common stock for the nine months ended December 31, 2004 and 2003, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(10)	Segments

At December 31, 2004, we have two reportable segments: technology and mechanical products. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The mechanical products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors. The percentage allocated to the technology segment and mechanical products segment were 93 percent and 7 percent for the quarter and nine months ended December 31, 2004, and were 67 percent and 33 percent for the quarter and nine months ended December 31, 2003, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were nil and $28,917 for the quarters ended December 31, 2004 and 2003, respectively, and $152,250 and $78,541 for the nine months ended December 31, 2004 and 2003, respectively.

The technology segment leases office, production and laboratory space in a building owned by the mechanical products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $44,085 and $43,105 for the quarters ended December 31, 2004 and 2003, respectively, and $132,255 and $125,397 for the nine months ended December 31, 2004 and 2003, respectively, and were eliminated upon consolidation.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$ 800,552	507,031	1,307,583
Interest income	28,949	1,998	30,947
Interest expense	(283)	(17,868)	(18,151)
Depreciation and amortization	(58,318)	(27,963)	(86,281)
Segment earnings (loss) from continuing operations	(484,558)	117,386	(367,172)
Assets of continuing operations	10,533,453	3,176,955	13,710,408
Expenditures for segment assets	$ (28,007)	(5,165)	(33,172)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the quarter ended December 31, 2003 except for assets of continuing operations which are as of March 31, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$ 968,879	218,302	1,187,181
Interest income	6,850	1,036	7,886
Interest expense	(497)	(20,818)	(21,315)
Depreciation and amortization	(58,155)	(32,639)	(90,794)
Segment loss from continuing operations	(208,065)	(52,487)	(260,552)
Assets of continuing operations	4,705,076	2,789,239	7,494,315
Expenditures for segment assets	$ (29,640)	(19,123)	(48,763)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine months ended December 31, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$ 2,091,489	1,134,567	3,226,056
Interest income	43,087	4,649	47,736
Interest expense	(2,108)	(55,020)	(57,128)
Depreciation and amortization	(183,103)	(83,805)	(266,908)
Segment earnings (loss) from continuing operations	(1,649,846)	206,492	(1,443,354)
Assets of continuing operations	10,533,453	3,176,955	13,710,408
Expenditures for segment assets	$ (112,124)	(5,912)	(118,036)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments for the nine months ended December 31, 2003 except for assets of continuing operations, which are as of March 31, 2004:

		Mechanical
	Technology	Products	Total
Revenue	$ 2,708,581	1,567,519	4,276,100
Interest income	15,743	3,213	18,956
Interest expense	(3,704)	(62,212)	(65,916)
Depreciation and amortization	(191,986)	(134,158)	(326,144)
Segment loss from continuing operations	(844,088)	(58,686)	(902,774)
Assets of continuing operations	4,705,076	2,789,239	7,494,315
Expenditures for segment assets	$ (134,272)	(24,104)	(158,376)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(11)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire on December 31, 2007. The aggregate future compensation under these employment agreements is $1,814,000.

Lease Commitments

We have entered into operating lease agreements for equipment used by our technology segment and for manufacturing and office space previously used by our discontinued electronic products segment. These leases expire at various times through 2007. We have entered into a sublease on the manufacturing and office space of our discontinued electronics product segment for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an accrued lease obligation totaling $201,690 at December 31, 2004, which is our estimate of the amount which may not be recoverable under the sublease agreement.

At December 31, 2004, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows:

Fiscal Year Ending March 31,
2005	$ 67,247
2006	262,951
2007	252,144
$ 582,342

Rent expense, net of sublease payments, under these leases was $3,941 and $68,459 for the quarters ended December 31, 2004 and 2003, respectively, and $23,625 and $206,910 for the nine months ended December 31, 2004 and 2003, respectively.

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. On January 19, 2005, Hussmann filed a notice of appeal seeking review of the dismissal with the Missouri Court of Appeals. We intend to file an answer to the appeal and believe that Hussmann’s claims are without merit and we intend to contest them vigorously. Nevertheless, we cannot assure you that the Hussmann action will not be reinstated in the event the Hussmann appeal is successful.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)
(12)	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"), which replaces the exception permitting non-monetary exchanges of similar productive assets from measurement based on the fair value of the assets exchanged with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We are evaluating the impact of this statement on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards as compensation cost based on the fair value of the SBP on the date of issuance. SFAS 123R requires us to adopt the new accounting provisions beginning in the second quarter of fiscal year 2006. We are evaluating the impact of this standard on our consolidated financial statements.

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

Financial Condition

Cash and cash equivalents at December 31, 2004 were $7,530,856 and working capital (the excess of current assets over current liabilities) was $9,191,599 compared with $2,958,590 and $3,972,559, respectively, at March 31, 2004. The increase in cash and cash equivalents and working capital is primarily attributable to the proceeds from the Company’s follow-on offering of common stock completed in November 2004, which resulted in cash proceeds, net of the offering costs, of $6,767,596.

Short-term investments increased to $1,024,669 at December 31, 2004 from $47,119 at March 31, 2004 reflecting purchases of investment securities with original maturity dates greater than three months.

Accounts receivable increased $276,935 to $789,930 at December 31, 2004 from $512,995 at March 31, 2004. The increase is primarily attributable to higher product sales revenue levels and slower collections during the quarter ended December 31, 2004.

Costs and estimated earnings on uncompleted contracts increased $153,736 to $399,720 at December 31, 2004 versus $245,984 at March 31, 2004. The increase is due to less favorable billing terms on contracts in process at December 31, 2004. Estimated earnings on contracts in process declined to $224,560 or 7.3 percent of contracts in process of $3,071,404 at December 31, 2004 compared to estimated earnings on contracts in process of $305,943 or 12.2 percent of contracts in process of $2,500,059 at March 31, 2004. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventories increased $313,536 to $741,974 principally due to higher levels of raw material, work-in process and finished goods inventories which increased $301,746, $5,422 and $6,368, respectively. The increase in raw materials inventories is attributable to higher stocking levels of certain products under bulk purchase commitments. The increases in work-in-process and finished goods inventories are attributable to higher production levels for low volume motors and controllers that will be shipped in future periods.

Prepaid expenses increased to $145,825 at December 31, 2004 from $72,649 at March 31, 2004 primarily reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

Assets of discontinued operations was nil at December 31, 2004 compared to $1,226,943 at March 31, 2004 due to the completion of the divestiture of the equipment and inventory of our electronic products segment and the subsequent cessation of operations during the first fiscal quarter. See also note 8 to the consolidated financial statements above.

We invested $82,614 for the acquisition of property and equipment during the first nine months of the fiscal year compared to $107,204 for the comparable nine months last year. The decrease in capital expenditures is primarily due to lower capital spending by the technology segment.

Accounts payable increased to $721,506 at December 31, 2004 from $392,474 at March 31, 2004, primarily due to increased purchases of raw material inventory.

Other current liabilities increased $17,359 to $275,617 at December 31, 2004 from $258,258 at March 31, 2004. The increase is primarily attributable to higher levels of accrued personal property and real estate taxes, and customer deposits.

Liabilities and commitments of discontinued operations was $148,744 at December 31, 2004 compared to $554,564 at March 31, 2004. The decrease was due to the completion of the divestiture of the equipment and inventory of our electronic products segment and the subsequent cessation of operations during the first fiscal quarter. The balance represents accrued legal fees associated with the Hussmann litigation, see also note 11 to the consolidated financial statements above, and the current portion of the accrued lease obligations reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment. We completed a sublease with the purchaser of the assets of this discontinued segment for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded the foregoing accrued lease obligation which is our estimate of the amount which will not be recoverable under the sublease agreement. See also note 8 to the consolidated financial statements above.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $28,063 to $161,189 at December 31, 2004 from $189,252 at March 31, 2004 reflecting reduced levels of billings on engineering contracts at a rate faster than the performance of the associated work during the first nine months of the fiscal year versus the same period last year.

Long-term debt, less current portion decreased $101,991 to $844,432 at December 31, 2004 from $946,423 at March 31, 2004 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term accrued lease obligation was $70,745 at December 31, 2004 compared to $192,118 at March 31, 2004, reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment. See also note 8 to the consolidated financial statements above.

Common stock and additional paid-in capital increased to $231,748 and $64,762,728, respectively, at December 31, 2004 compared to $195,726 and $58,025,631 at March 31, 2004. The increases were primarily attributable to completion of a follow-on offering of 3,600,000 shares of common stock to investors in North America and Europe. Net cash proceeds to the Company from the offering were $6,767,596.

Results of Continuing Operations

Quarter Ended December 31, 2004

Continuing operations for the quarter ended December 31, 2004 resulted in a loss of $367,172 or $0.02 per common share on total revenue of $1,307,583 compared to a loss from continuing operations of $260,552 or $0.02 per common share on total revenue of $1,187,181 for the comparable quarter last year. Operations for the third quarter resulted in a net loss of $392,980 or $0.02 per common share versus a net loss of $1,511,768 or $0.08 per common share for the third quarter last year.

Revenue from contract services declined $271,887 or 31.2 percent to $598,323 for the third quarter of fiscal 2005 compared to $870,210 for the comparable quarter last year. The decrease is primarily attributable to lower staff utilization on revenue generating programs due to cost overruns on certain engineering projects which negatively impacted revenue recognition during the quarter.

Product sales revenue for the quarter more than doubled to $709,260 compared to $316,971 for the comparable quarter last year. Mechanical products segment product sales revenue increased $288,729 or 132.3 percent to $507,031 compared to $218,302 for the comparable quarter last year due to increased shipments of wheelchair propulsion motors. Technology segment product sales revenue increased $103,560 to $202,229 for the quarter ended December 31, 2004 compared to $98,669 for the comparable period last year due to increased shipments of propulsion systems for hybrid electric bus programs.

Gross profit margins for the third quarter decreased to 8.7 percent compared to 22.0 percent for the comparable quarter last year. Gross profit margins on contract services decreased to a negative 2.4 percent for the third quarter compared to 25.8 percent margin for the comparable quarter last year. The decrease in contract services margins for the quarter is attributable to decreased overhead absorption and cost overruns on certain engineering contracts. Gross profit margin on product sales during the third quarter increased to 18.0 percent compared to 11.6 percent for the comparable quarter last year. The increase in margins on product sales resulted from increased overhead absorption associated with higher production levels in both the technology segment and the mechanical products segment.

Research and development expenditures were $42,875 for the quarter ended December 31, 2004 compared to $97,892 for the comparable quarter last year. The decrease was primarily due to completion of an internally funded development of a new microprocessor platform for our power electronic controls in a prior period.

Production engineering costs were $93,479 for the quarter ended December 31, 2004 versus zero for the comparable quarter last year. The increase is attributable to the Company’s strategy to increase its manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for newly hired manufacturing management and staff personnel.

General and administrative expense for the quarter ended December 31, 2004 decreased to $357,062 from $410,815 for the comparable quarter last year. The decrease in general and administrative expenses is attributable to lower insurance premium costs, bid and proposal costs and exhibition costs in the current quarter versus the comparable prior year quarter.

Interest income increased to $30,947 for the third quarter compared to $7,886 for the prior year third quarter. The increase is attributable to higher levels of invested cash and higher yields on invested cash balances during the quarter versus the comparable quarter last year.

Interest expense decreased by $3,164 to $18,151 for the quarter ended December 31, 2004 versus $21,315 for the comparable quarter last year. The decrease is attributable to lower average mortgage borrowings outstanding throughout the current fiscal quarter versus the comparable quarter last year.

Nine Months Ended December 31, 2004

Continuing operations for the nine months ended December 31, 2004, resulted in a loss of $1,443,354 or $0.07 per common share on total revenue of $3,226,056 compared to a loss from continuing operations of $902,774 or $0.05 per common share on total revenue of $4,276,100 for the comparable period last year. Operations for the nine months ended December 31, 2004 resulted in a net loss of $1,488,134 or $0.07 per common share versus a net loss of $2,904,075 or $0.15 per common share for the same period last year.

Revenue from contract services declined $603,892 or 27.3 percent to $1,605,622 for the nine months ended December 31, 2004 compared to $2,209,514 for the comparable period last year. The decrease is primarily attributable to lower staff utilization on revenue generating programs due to cost overruns on certain engineering projects which negatively impacted revenue recognition during the first nine months of the year.

Product sales revenue for the first nine months declined 21.6 percent to $1,620,434 compared to $2,066,586 for the comparable period last year. Mechanical products segment product sales revenue for the nine months period decreased $432,952 or 27.6 percent to $1,134,567 compared to $1,567,519 for the comparable period last year due to decreased shipments of wheelchair propulsion motors. Technology segment product sales revenue decreased $13,200 to $485,867 for the nine months ended December 31, 2004 compared to $499,067 for the comparable period last year due to lower levels of product sales due to the transfer of certain production products to our mechanical products segment.

Gross profit margins for the first nine months decreased to 2.6 percent compared to 19.9 percent for the comparable period last year. Gross profit margins on contract services decreased to a negative 10.6 percent for the nine months ended December 31, 2004 compared to 23.7 percent margin for the comparable period last year. The decrease in contract services margins for the current fiscal period is attributable to estimated cost overruns on certain engineering contracts. Gross profit margin on product sales during the first nine months decreased to 15.7 percent compared to 15.8 percent for the comparable period last year. The decrease in margins on product sales resulted from decreased overhead absorption associated with lower production levels for wheelchair motors.

Research and development expenditures were $138,550 for the nine months ended December 31, 2004 compared to $394,405 for the comparable period last year. The decrease was primarily due to the completion of an internally funded development of a new microprocessor platform for our power electronic controls that was active during the nine months of the comparable prior year period.

Production engineering costs were $93,479 for the nine months ended December 31, 2004 versus zero for the comparable period last year. The increase is attributable to the Company’s strategy to increase its manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for newly hired manufacturing management and staff personnel.

General and administrative expense for the nine months ended December 31, 2004 decreased to $1,295,053 from $1,313,242 for the same period last year. The decrease in general and administrative expenses is primarily attributable to lower insurance premium costs in the first nine months of the year versus the comparable prior year period.

Interest income increased to $47,736 for the nine months ended December 31, 2004 compared to $18,956 for the comparable period last year. The increase is attributable to higher levels of invested cash and higher yields on invested cash balances during the nine-month period versus the comparable period last year.

Interest expense decreased by $8,788 to $57,128 for the nine months ended December 31, 2004 versus $65,916 for the comparable period last year. The decrease is attributable to lower average mortgage borrowings outstanding throughout the current fiscal period versus the comparable period last year.

Results of Discontinued Operations

In January 2004, we announced our intention to exit our contract electronics manufacturing business whose operations were reported as the electronic products segment. For all periods presented, we have reclassified operating results of the electronic products segment to loss from operations of discontinued electronic products segment. All segment assets were reclassified to the balance sheet caption "assets of discontinued operations", all segment liabilities other than long-term estimated future lease obligation were reclassified under the caption "liabilities and commitments of discontinued operations" and long-term estimated future lease obligations were reclassified under the caption "long-term portion of accrued lease obligations. During the fiscal first quarter we completed the divestiture of the assets of this business for $895,000, net of legal expenses, in cash and a 15 percent ownership interest in the purchaser. In our judgment there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received.

In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, accordingly, we have recorded a liability of $201,690 at December 31, 2004 which is our estimate of the amount which may not be recoverable under the sublease agreement. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operations and liquidity.

Loss from discontinued operations for the quarter and nine months ended December 31, 2004 was $25,808 or nil per common share and $44,780 or nil per common share, respectively, compared to a loss from discontinued operations of $1,251,216 or $0.06 per common share and $2,001,301 or $0.10 per common share for the prior year quarter and nine-month period.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the first nine months of the fiscal year were adequate to meet operating needs. At December 31, 2004, we had working capital (the excess of current assets over current liabilities) of $9,191,599 compared to $3,972,559 at March 31, 2004. The increase of $5,219,040 in working capital is primarily attributable to cash proceeds, net of offering costs, of $6,767,596 received from a follow-on offering of common stock completed in November 2004.

Net cash used in operating activities of continuing operations was $1,683,267 for the nine months ended December 31, 2004 versus net cash used of $891,417 for the comparable period last year. The increased cash usage is primarily attributable to higher levels of operating losses, accounts receivable and inventories.

Net cash used in investing activities of continuing operations for the first nine months of fiscal year 2005 was $190,586 compared to cash used in investing activities of $157,776 for the comparable period last year. The increase is primarily due to the purchase of short-term investment securities of $977,550, offset by cash proceeds of $895,000, net of selling expenses, from the divestiture of the assets of our contract electronics manufacturing business.

Net cash provided by financing activities of continuing operations was $6,686,149 for the nine months ended December 31, 2004 compared to cash provided by financing activities of $2,061,257 for the comparable period last year. The increase is attributable to cash proceeds from the our follow-on offering of common stock completed in November 2004, which resulted in cash proceeds, net of the offering costs, of $6,767,596.

Our debt facilities require compliance with certain financial covenants in order for the financing to continue to be available on a long-term basis. At December 31, 2004, we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources are sufficient to fund our expected level of operations for the next several years. During fiscal 2004, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of the Toyota Prius hybrid electric passenger car and the Honda Insight and Civic hybrid electric passenger cars. As a result, several automakers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. As a result of this industry trend, we currently expect expanded demand for our proprietary propulsion systems, which are suited for a wide range of hybrid electric vehicle platforms. In order to capitalize on this anticipated expansion in demand, we have begun to make substantial investments from the proceeds of our recently completed follow-on offering of common stock in human resources and we expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in future periods from our available cash balances. We expect to fund our operations over at least the next several years from existing cash balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to the Company, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2004:
Tabular Disclosure of Contractual Obligations		Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$ 978,751	127,192	851,559	-	-
Operating Lease Obligations*	$ 582,342	267,162	315,180	-	-
Executive Compensation under Employment Agreements	$ 1,814,000	432,000	1,382,000	-	-
Total	$ 3,375,093	826,354	2,548,739	-	-

*Excludes sublease payments

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in United States requires management to make judgements, assumptions and estimates that effect the dollar values reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, asset recovery and realization for discontinued operations, costs to complete contracts and the recoverability of inventories. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions and estimates used in preparation of the Consolidated Financial Statements.

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

Asset Recovery and Realization – Discontinued Operations

On May 18, 2004, we completed the sale of the assets of our electronic products segment. Part of the consideration received from this divestiture was common stock of the purchasing entity, a privately held corporation. In our judgement there is doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would, at that time, record a gain equal to the amount of the value received. In addition, the purchaser completed a sublease agreement with us whereby it assumed the remaining lease obligation under our master lease. Similarly, in our judgement there is doubt regarding the purchaser’s financial capability to meets its obligations under the sublease agreement. Accordingly, we have recorded a liability of $201,690 at December 31, 2004 which represents the amount we estimate may not be recoverable under the sublease agreement. This estimate could be revised either up or down depending on future events, and any such changes could result in a material impact on our financial condition, results of operations and liquidity.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers’ published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. In the event that total costs are estimated to exceed the contract value, the costs expected to be incurred in excess of the contract value are accrued at that date. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2004 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"), which replaces the exception permitting non-monetary exchanges of similar productive assets from measurement based on the fair value of the assets exchanged with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We are evaluating the impact of this statement on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards as compensation cost based on the fair value of the SBP on the date of issuance. SFAS 123R requires us to adopt the new accounting provisions beginning in the second quarter of fiscal year 2006. We are evaluating the impact of this standard on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of December 31, 2004. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,589 on an annual basis based on outstanding borrowings at December 31, 2004 on debt with adjustable interest rate provisions.

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

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13(a)-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether we have identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. On January 19, 2005, Hussmann filed a notice of appeal seeking review of the dismissal, with the Missouri Court of Appeals. We intend to file an answer to the appeal and believe that Hussmann’s claims are without merit and we intend to contest them vigorously. Nevertheless, we cannot assure you that the Hussmann action will not be reinstated in the event the Hussmann appeal is successful.

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

We have incurred significant losses. For the quarters and nine months ended December 31, 2004 and 2003 our net loss was $392,980 and $1,511,768, and $1,488,134 and $2,904,075, respectively. For the fiscal years ended March 31, 2004, 2003 and 2002 our net loss was $4,786,953, $3,598,650 and $8,592,655, respectively.

Our accumulated deficit at December 31, 2004 was $53,631,115 and our accumulated deficit at March 31, 2004 and 2003 was $52,142,981 and $47,356,028, respectively.

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the nine months ended December 31, 2004 was $1,488,134 versus a net loss for the comparable period last year of $2,904,075. At December 31, 2004, our cash balances were $7,530,856. For our most recently completed fiscal year ended March 31, 2004 we had a net loss of $4,786,953 which includes the impairment of the carrying value of our discontinued electronic products segment and other estimated losses from the discontinuance of this business totaling $3,364,638. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles, which we expect will expand our operating losses and require us to secure additional funding beyond our existing cash resources. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

1.1 Underwriting Agreement dated November 1, 2004. Reference is made to Exhibit 1.1 of the Company’s Post Effective Amendment 1 to Registration Statement on Form S-2, Registration No. 333-118528, filed November 5, 2004, which is incorporated herein by reference.

4.2 Form of Warrant. Reference is made to Exhibit 4.2 of the Company’s Post-Effective Amendment 1 to Registration Statement on Form S-2, Registration No. 333-118528, filed November 5, 2004, which is incorporated herein by reference.

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
Date: January 25, 2005
	/s/	Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)