Form 10-K
period 2005-03-31
UQM TECHNOLOGIES INC
filed 2005-05-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005
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
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes___ No X .

The aggregate market value of the voting stock held by non-affiliates of the registrant (19,215,619 shares) computed by reference to the closing price of such stock on the American Stock Exchange, as of September 30, 2004:

$47,078,267

The number of shares outstanding (including shares held by affiliates) of each of the registrant's classes of common stock, as of May 24, 2005:
23,179,006 shares of the registrant's common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III certain information is incorporated by reference from the Company’s definitive Proxy Statement for the July 28, 2005 Annual Meeting of Shareholders.

PART I

ITEM 1.	BUSINESS

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

General

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. Our primary focus is incorporating our advanced technology into products aimed at existing commercial markets and emerging markets for electrically propelled vehicles that are expected to experience rapid growth. We operate our business in two segments: 1) technology - which encompasses the further advancement and application of our proprietary motors, generators, power electronics and software; and 2) power products – which encompasses the manufacture of motors and generators. Our $0.01 par value common stock trades on the American, Chicago and Pacific stock exchanges under the symbol "UQM."

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

Our objective is to leverage our technology base and name recognition to develop and manufacture products for our customers that are superior in performance at competitive prices for sale into both existing commercial markets and potentially large emerging markets. To this end, we have initially focused our attention on four market areas which we believe have significant growth potential: 1) electric propulsion systems, generators and power electronic controllers for electric, hybrid electric and fuel cell electric vehicles; 2) electric propulsion systems and electronic controllers for small commercial vehicles; 3) vehicle auxiliaries including under-the-hood power accessories; and 4) distributed power generation products.

Today there are numerous well-established markets for products that incorporate electric motors, generators and power electronic controllers that are targets for replacement by our advantaged systems. Examples of existing vehicle markets that we believe present opportunities for the commercialization of its proprietary technology include electric wheelchairs, golf carts, forklift trucks and other warehouse vehicles, aircraft tugs, commercial floor cleaning equipment and other similar markets where the product application generally requires high torque and variable speed operation. In addition, there are many existing commercial products that may benefit from replacing their current motors, generators and/or power electronic controllers with smaller, lighter weight and more efficient UQM systems. One particular market of significance is the aerospace industry where we are currently manufacturing air conditioning fans and are pursuing additional applications including compressors, auxiliary power units and other aircraft motor-driven systems.

Examples of emerging markets include hybrid electric vehicles and, further in the future, hydrogen powered fuel cell electric vehicles. The market for hybrid electric vehicles has recently begun to emerge propelled by the success of the Toyota Prius hybrid electric passenger automobile, which was named Motor Trend Magazine’s "Car of the Year" for 2004, and is currently being manufactured at volumes of 15,000 vehicles per month. Other hybrid electric passenger vehicles available for purchase by consumers in the United States include Honda’s Insight, Civic and Accord passenger vehicles and the Ford Escape and Lexus RX400h sport utility vehicles. Nearly all of the hybrid electric propulsion systems for the automotive vehicle market are being provided by the OEM’s themselves, or by a limited number of large Tier I suppliers. Although we believe that there are opportunities for the application of our technology in the automobile market, it is likely that the OEM’s and their Tier I suppliers will continue to be the dominant providers of their hybrid electric propulsion systems.

The emergence of hybrid electric vehicles in the automobile market is driving vehicle makers in a wide range of other on-road and off-road markets to consider the strategic and competitive advantages of adopting hybrid electric technology. It is these other vehicle markets that are the primary focus of our company. Customers in these markets typically require hybrid electric propulsion systems of different size and power level than that required in automotive applications. These customers seldom have the internal resources to develop their own systems which we believe will create a breadth of future opportunities for our motor and generator products. In addition, regulators in the United States and Europe have adopted diesel emission mandates that require diesel engine manufacturers to reduce the level of emissions emitted from their engines beginning in 2007 with a further reduction required in 2010. Based on discussions with customers, we believe that the preferred solution for achieving compliance with the 2010 emission standards will be electric powered systems that we expect will create further opportunities for the commercialization of our proprietary products.

An additional emerging market that we believe holds substantial promise for the commercialization of our technology is the electrification of vehicle auxiliaries including under-the-hood components such as water, oil and fuel pumps, power steering systems, cooling fans and air conditioning compressors. In most existing conventional gasoline and diesel-powered vehicles, these under-the-hood components are powered by engine belts or gears and consequently restrict their operating speed directly to engine speed only. The electrification of these components provides numerous advantages including: 1) variable speed and power operation which improves efficiency and fuel economy; and 2) the ability to locate them strategically anywhere in the vehicle because an electric component does not require proximity to an engine driven belt or gear. We believe these attributes will lead to the further electrification of these components in both conventional as well as hybrid and fuel cell electric powered vehicles.

We are also pursuing applications of our generators and DC to AC electric power inverters in the distributed power generation market. This market is currently a niche market consisting primarily of wind turbines, photovoltaic systems and engine-based standby power generators but is expected to grow rapidly in the future as home owners, businesses and utilities pursue alternative strategies to meet electric power requirements that are not dependent on centralized power generation through the national electric power grid.

Substantially all of our research and development activities are the result of projects contracted with and funded by our customers, and in most cases, we retain all or substantially all of the intellectual property rights in the developed technology. Our research and development activities consist primarily of research to advance the state-of-the-art of our proprietary technology portfolio and the development of our proprietary motors and generators and their application to our customers products. Our ability to attract customer funding for these activities increases shareholder value by reducing the cost of advancing our technology portfolio and is indicative of the value customers place in gaining access to our proprietary technology for potential use in their products.

Fundamental to our strategy is the continual advancement of our proprietary motor, generator, power electronic controller and software technology portfolio and the maintenance of a high quality and competitive manufacturing capability for our products. Throughout this fiscal year, we have expanded our production engineering and manufacturing staff and capability as part of our strategy to accelerate the commercialization of our proprietary technology in existing markets and provide the infrastructure we believe will be necessary to exploit the opportunities for our technology to penetrate emerging markets over the next several years. Expenditures for these activities are reported in our financial statements as production engineering expense and amounted to $211,933 for the fiscal year ended March 31, 2005.

We have two principal operating companies: 1) UQM Technologies, Inc., located in Frederick, Colorado, which includes the Corporate Headquarters and Engineering and Product Development Center; and 2) wholly-owned subsidiary UQM Power Products, Inc.("UQM Power"), also located in Frederick, Colorado, which is an ISO quality certified manufacturer of permanent magnet electric motors and generators.

We also have a minority ownership position in EV Global Motors Company ("EV Global"), Windemere Eco Development Limited ("WED") and CD&M Electronics, Inc. (CD&M). The carrying value of these investments on our balance sheet has been reduced to zero because they are impaired under accounting principles generally accepted in the United States of America. EV Global, based in Los Angeles, is a developer and distributor of electric bicycles. WED is an environmentally sensitive development of Windemere Island in the Bahamas. CD&M is a privately held contract electronics manufacturing company.

Loss from continuing operations for the fiscal year ended March 31, 2005 was $1,814,695, or $0.09 per common share, on total revenue of $4,763,291 versus a loss from continuing operations last fiscal year of $1,422,315, or $0.07 per common share, on total revenue of $5,040,904 and a loss from continuing operations for the fiscal year ended March 31, 2003 of $933,507, or $0.05 per common share, on total revenue of $7,552,360. Net loss for the fiscal year ended March 31, 2005 was $1,868,896, or $0.09 per common share, versus a net loss of $4,786,953, or $0.25 per common share, last fiscal year and a net loss of $3,598,650, or $0.19 per common share, for the fiscal year ended March 31, 2003.

In November 2004 and October 2003, we completed follow-on offerings of 3,600,000 and 720,000 shares of our common stock to investors in North America and Europe. Net cash proceeds from the offerings were $6,767,465 and $2,127,400, respectively.

Technology Segment

Our technology segment encompasses the operations of our Engineering and Product Development Center which shares a 28,000 square foot facility located in Frederick, Colorado with our motor manufacturing operations which are reported in the power products segment. The Engineering and Product Development Center is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. The technology segment conducts customer funded and internally-funded research and engineering activities directed toward: 1) the development of new motors, generators, and power electronic controllers to meet the requirements of customers’ specific product applications; 2) integration of our motors, generators and power electronic controller into customers’ products; and 3) support of our power products segment and the low volume manufacture of motors, generators and power electronic controllers. During the fiscal year ended March 31, 2005, total technology segment revenue declined 7.5 percent to $3,089,114 versus revenue of $3,339,939 for the fiscal year ended March 31, 2004 and declined 2.2 percent versus revenue of $3,416,032 for the fiscal year ended March 31, 2003.

Selected components of segment revenue and cost of contract services by fiscal year were as follows:

Year Ended March 31,
	2005	2004	2003
Contract Services	$ 2,281,427	$ 2,747,833	$ 2,985,639
Cost of Contract Services	$ 2,496,223	$ 2,215,196	$ 2,506,944
Product Sales	$ 807,687	$ 592,106	$ 430,393

Technology segment operations for the fiscal year ended March 31, 2005 resulted in a loss from continuing operations of $1,869,518 compared to loss from continuing operations of $1,289,738 and $1,003,034 for the fiscal years ended March 31, 2004 and March 31, 2003, respectively. The loss from continuing operations in the current fiscal year is attributable to increased production engineering expenditures, internally-funded technology development, cost-overruns on development contracts, and lower levels of other income versus last fiscal year. Segment losses from continuing operations for the fiscal year ended March 31, 2004 versus the fiscal year ended March 31, 2003 rose primarily due to higher levels of internally funded technology development, cost-overruns on development contracts, and lower levels of other income.

Power Products Segment

Our power products segment encompasses the operations of our wholly-owned subsidiary, UQM Power. UQM Power shares a 28,000 square foot facility located in Frederick, Colorado with the technology segment. Prior to October 2003, UQM Power’s operations consisted of the volume manufacture of motors and the contract manufacture of gears and gear assemblies. Due to continuing weak demand in the gear markets we served, and industry trends toward greater sourcing of customer gear requirements overseas, we divested our non-core contract gear manufacturing business in 2003. As a result, the operating results of the discontinued gear business are reported as discontinued operations in the statement of operations for the fiscal year ended March 31, 2003.

Motor manufacturing operations consist of the volume manufacture of our proprietary permanent magnet motors. Power products segment operations for the fiscal year ended March 31, 2005 resulted in earnings from continuing operations of $54,823 on total revenue of $1,674,177, versus loss from continuing operations of $132,577 on total revenue of $1,700,965 for the fiscal year ended March 31, 2004 and earnings from continuing operations of $69,527 on total revenue of $4,136,328 for the fiscal year ended March 31, 2003. The decline in revenue for the year ended March 31, 2005 versus the two prior fiscal years is attributable to lower production volumes of wheelchair propulsion motors which was partially offset by revenue increases from the launch of production for fan blower motors used in air conditioning systems on military aircraft. In 2004, we received an order for the production of new wheelchair motors in the amount of $637,500, which was subsequently expanded by $596,700 with deliveries scheduled through November 2005. We do not expect to receive additional orders for new wheelchair motors from Invacare Corporation, although orders for field service and warranty rebuilt units are expected to continue for the foreseeable future.

Electronic Products Segment – Discontinued Operations

In January 2004, we formalized a plan to sell or close our wholly-owned subsidiary UQM Electronics, Inc., located in St. Charles, Missouri. This business consisted of the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. On May 18, 2004, we completed the divestiture of the assets of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. The operations of UQM Electronics, Inc. are reported as discontinued operations in our statement of operations for the fiscal years ended March 31, 2005, 2004 and 2003. Discontinued operations for this business for the fiscal year ended March 31, 2005 resulted in a loss of $54,201, or nil per common share, versus a loss from discontinued operations of $3,364,638, or $0.18 per common share, for the fiscal year ended March 31, 2004 and a loss from discontinued operations of $2,480,172, or $0.13 per common share, for the fiscal year ended March 31, 2003.

Technology

Our technology base includes a number of proprietary technologies and patents relating to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of our systems. See also "Patents" below.

The typical architecture of a UQM(R) motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth permanent magnets are mounted on the outer circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearings, which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM(R) machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of neodymium-iron-boron ("NdFeB") magnet material in a wide range of consumer devices, such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing us to price our advanced motors and controls competitively with lesser performing conventional motors which we believe will accelerate the rate of commercialization of our technology.

Attributes of our permanent magnet motor technology include brushless electronic commutation; a relatively large air-gap dimension; the use of powerful rare earth NdFeB magnet material; good heat rejection; low iron content; and low mechanical losses. As a result, UQM(R)   motors have high operating efficiencies (>94 percent), high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packageability.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (600 amps at 400 volts), four quadrant control (forward/reverse and motoring/generation), reduced switching losses (increasing efficiency, >98 percent), intelligent control and controller area network ("CAN") capability.

In addition, we have developed and patented a method of control embodied in electronic component architecture and software code (Phase Advance Control) which allows UQM(R) motors to deliver both high output torque at low operating speeds and continuous power at high operating speeds from the same machine. Conventional permanent magnet motor designs are limited to operating at either high torque at low speeds or continuous power at high speeds; but not both. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop transitioning to high power as the vehicle is accelerated to highway speeds. In conventional internal combustion engine powered vehicles, the transition from high torque to high power is typically accomplished through the multiple gear changes performed by a mechanical transmission. UQM(R) motors, incorporating phase advance technology, are suited as propulsion drives in electric, hybrid electric and fuel cell electric vehicles due to the ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight and cost of mechanical transmissions.

We have also developed a technology that allows our permanent magnet motors to achieve a 10 to 1 top speed to base speed ratio (constant power speed ratio or CPSR). This recently developed technology also provides both high torque and high-speed capability in the same machine, but at levels greater than that of other motor technology. Many electric motor applications require high torque capability for starting and low speed operation, but must also achieve high speed. For military vehicles, high torque at low speed translates into obstacle and grade climbing capability, while high speed enables pursuit, dash and evasive maneuvers as well as on-road convoy transport. Many commercial applications have similar requirements. Conventional vehicles achieve the high torque required for launch and low end acceleration and the constant power required for high road speed by using a transmission and multiple gear changes. Prior to the performance breakthrough, UQM(R) systems incorporating phase advance were able to achieve a top speed to base speed ratio of 4 to 1. Electrically propelled vehicles designed around a 4 to 1 limitation, sometimes require unwanted gearing and/or have less than desired performance. This has particularly been the case in the more demanding off-highway equipment and military vehicle applications. Providing vehicle developers with electric propulsion systems capable of a top speed to base speed ratio of 10 to 1 overcomes a significant limitation and opens up potential new application opportunities for UQM(R) systems.

We also recently developed a new method of electronic control for our permanent magnet motor and generator systems, which further enhances their performance. The new method of control incorporates sophisticated techniques that extract power from substantially the entire electrical cycle of the motor, resulting in maximized power output and efficiency. These performance enhancements demonstrated an increased peak power output of 33 percent; continuous power output increases of nearly 100 percent and improved system efficiency at various operating points of from 2 to 8 percent. In addition, the new method of control includes enhanced user configurable functionality and increased data transmission and processing speeds, which improve feedback, prognostics and diagnostic capabilities, all of which enhance the durability and functionality of the systems.

Substantially all of our research and development activities are the result of projects contracted with and funded by customers, for which we typically retain intellectual property rights in the resulting technology developed. Customer funded development activities are recorded in our financial statements as contract services revenue and the associated development costs are shown as cost of contract services. For the fiscal years ended March 31, 2005, 2004 and 2003, revenues from customer funded research and development activities were $2,281,427, $2,747,833 and $2,985,639, respectively, and internally funded research and development expenditures were $171,918, $461,223 and $117,735, respectively.

In recent years, we have focused our research and development activities on the development of commercial products and production engineering activities to lower the cost of manufacture, as well as enhance the performance and capability of our systems, as opposed to basic research in the field. We believe our future growth is dependent, in part, on the continued advancement of our technology portfolio and our ability to commercialize our technology in additional product applications and markets. Accordingly, we expect to continue to pursue additional customer funded programs and to selectively invest in internally funded development projects to accomplish these objectives.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which it hopes to market to vehicle Original Equipment Manufacturers and their Tier I suppliers throughout the world for use in electric, hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge led by the introduction and market success of the Toyota Prius and the Honda Insight and Civic hybrid electric passenger cars. As a result, several automakers have introduced new hybrid vehicles this year including the Honda Accord passenger automobile and the Ford Escape and Lexus RX330h hybrid electric sport utility vehicles. In addition, other vehicle manufacturers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continues to grow. In order to capitalize on this expanding demand, we anticipate that we will need to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering among other things, in order to compete successfully as this market emerges. We cannot assure you that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Honda, Toyota, Hitachi, Toshiba, Siemens, Delphi and Ballard Power Systems.

The power products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. We face substantial competition on a continuing basis from numerous competitors, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. We believe our principal competitors include Advanced DC, Allied Motion, Emerson Electric, General Electric, Rockwell International, and Baldor.

Patents

We hold several groups or families of patents.

U.S. Patent Nos. 5,004,944; 5,311,092 and 5,319,844 disclose and claim an electromagnetic transducer and method of making the same. Corresponding applications have been filed and issued in several foreign countries. Some of the foreign patents have expired.

U.S. Patent No. 5,107,151 discloses and claims a switching circuit employing semi-conductor devices in series with an inductor to avoid commutation breakdown and extending the current range of switching by using IGBT devices. Corresponding applications have been filed in foreign countries, some of which have issued, and some of which have been abandoned.

U.S. Patent No. 5,592,731 and U.S. Patent No. 5,382,859 relate to a stator for high-power density electric motors and generators, and a method of constructing the same. Corresponding applications have been filed in foreign countries.

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

U.S. Patent Nos. 6,522,130 and 6,693,422 disclose and claim a method for controlling a brushless electric motor having a rotor, and relates to a method for sensing rotor position and detecting rotational speed. Corresponding applications have been filed and are pending in several foreign countries. The foreign applications have either issued or are still pending.

During 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.   This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. Royalty payments under this agreement for the fiscal years ended March 31, 2005, 2004 and 2003 were $20,833, $23,208 and $33,185, respectively.

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

Backlog

Our technology segment had unperformed service contracts from customers which will provide future revenue upon completion aggregating approximately $1.3 million and an order backlog for prototype motors and controllers of approximately $0.1 million at April 30, 2005 compared to $1.4 million and $0.3 million, respectively at April 30, 2004. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next sixteen months and ship motor and controller backlog products over the next two months.

Our power products segment had an order backlog of approximately $0.7 million at April 30, 2005 compared to $1.1 million at April 30, 2004. We expect to ship all backlog products within the next eleven months.

Customers and Suppliers

We have one significant customer, Invacare Corporation, which is a customer of our power products segment and accounted for revenue of $1,370,792, or 28.8 percent of consolidated total revenue in the fiscal year ended March 31, 2005 and $1,643,215, or 32.6 percent of consolidated total revenue, and $4,136,328, or 54.8 percent of consolidated total revenue, for the fiscal years ended March 31, 2004 and March 31, 2003, respectively. This customer also represented 36.5 percent, 14.1 percent and 22.5 percent of total accounts receivable at March 31, 2005, 2004, and 2003, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were 24.9 percent, 9.5 percent and 8.7 percent of consolidated total inventories at March 31, 2005, 2004 and 2003, respectively. We expect sales of new production wheelchair propulsion motors to Invacare to phase-out by December 31, 2005.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnet material and copper wire. Most of the above items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $1,271,781, or approximately 26.7 percent of our consolidated total revenue, for the year ended March 31, 2005, $1,011,818, or approximately 20.1 percent of consolidated total revenue, for the year ended March 31, 2004 and $1,162,967, or approximately 15.4 percent of consolidated total revenue, for the year ended March 31, 2003.

Some of our contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis based on not-to-exceed billing rates negotiated between the U.S. Government and us. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, we can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All of our U.S. Government contracts are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of April 30, 2005, we had 39 full-time employees. We have entered into employment contracts with two of our executive officers, which expire December 31, 2007. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

 In addition to our full-time staff, we from time to time engage the services of outside consultants and contract labor to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Risk Factors

The following factors, other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2005	2004	2003

Net loss	$ 1,868,896	$ 4,786,953	$ 3,598,650

We have had accumulated deficits as follows:

March 31, 2005	$ 54,011,877

March 31, 2004	$ 52,142,981

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the fiscal year ended March 31, 2005 was $1,868,896 versus a net loss for the comparable period last year of $4,786,953. At March 31, 2005, our cash and short-term investments totaled $7,987,477. If our losses continue they could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles, which we expect will expand our operating losses and may require us to secure additional funding beyond our existing cash resources. We cannot assure, however, that funding will be available on terms acceptable to us, if at all. We also have a significant customer whose production requirements for one of their products is expected to decrease to zero by December 31, 2005. Revenue from this product during the fiscal year ended March 31, 2005 was $809,200 or 59 percent of the total revenue derived from this customer. If we are unable to find new sources of product revenue to replace the revenue we expect to lose from this significant customer, we could experience a material adverse change in our results of operations and financial condition.

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

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2005 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Frederick, Colorado	28,000	Own	Manufacturing, laboratories and offices
St. Charles, Missouri (1)	31,000	Leased	manufacturing and offices

(1)	We completed a sublease on this facility in May 2004 coincident with the divestiture of our contract electronics manufacturing business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. On January 19, 2005, Hussmann filed a notice of appeal seeking review of the dismissal, with the Missouri Court of Appeals. We have filed an answer to the appeal and believe that Hussmann’s claims are without merit and we intend to contest them vigorously. Nevertheless, we cannot assure you that the Hussmann action will not be reinstated in the event the Hussmann appeal is successful.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American, Chicago and Pacific Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2005	High	Low
Fourth Quarter	$4.65	$2.27
Third Quarter	$2.69	$1.85
Second Quarter	$3.00	$2.19
First Quarter	$3.49	$2.44

2004	High	Low
Fourth Quarter	$3.47	$2.27
Third Quarter	$3.70	$2.73
Second Quarter	$3.85	$2.91
First Quarter	$3.05	$2.19

On May 24, 2005 the closing price of our common stock, as reported on the American Stock Exchange, was $2.89 per share and there were 829 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	UQM Technologies, Inc.
	Consolidated Selected Financial Data

	Year Ended March 31,
	2005	2004	2003	2002	2001

Contract services revenue	$ 2,281,427	2,747,833	2,985,639	2,999,342	2,283,292
Product sales	$ 2,481,864	2,293,071	4,566,721	4,749,653	3,900,404
Loss from continuing operations
before other income (expense)	$ (1,837,480)	(1,426,059)	(1,235,780)	(828,681)	(1,291,595)
Loss from continuing operations	$ (1,814,695)	(1,422,315)	(933,507)	(419,065)	(1,122,258)
Discontinued operations	$ (54,201)	(3,364,638)	(2,665,143)	(8,173,590)	(2,017,864)

Net loss	$ (1,868,896)	(4,786,953)	(3,598,650)	(8,592,655)	(3,140,122)

Net loss per common share -
basic and diluted:
Continuing operations	(0.09)	(0.07)	(0.05)	(0.02)	(0.06)
Discontinued operations	-	(0.18)	(0.14)	(0.47)	(0.12)
	$ (0.09)	(0.25)	(0.19)	(0.49)	(0.18)

Total assets	$ 13,159,640	8,721,258	11,492,562	16,129,535	27,481,593

Long-term obligations (1)	$ 946,170	1,072,034	1,189,262	2,121,738	3,471,760

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations, but excludes obligations of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for three principal customers during the fiscal year ended March 31, 2005 – Invacare Corporation, Ballard Power Systems, Inc. and Keith Products, Inc. For the previous two fiscal years, revenue derived from funded engineering activities was $2.7 and $3.0 million, respectively. In the fall of 2004 we completed a follow-on offering of our common stock which generated net proceeds of $6.8 million raising our available cash balances on hand upon completion of the offering to $8.0 million. We expect to use the proceeds to fund a modification in our business strategy that allows us to invest in selective customer projects that we believe will result in volume production and to expand our production engineering and business development groups in anticipation of the continued emergence of the market for hybrid electric vehicles. Hybrid electric vehicles require electric motors and generators of the type we design and manufacture, and we intend to aggressively pursue both this emerging market as well as conventional markets where electric motors and generators are currently in use. As a result of the reallocation of engineering resources to these activities, our revenue from funded research and development declined by approximately 17 percent to $2.3 million. Similarly, expenditures on production engineering activities for the fiscal year rose to $0.2 million versus zero in each of the preceding two fiscal years. Product sales revenue for the fiscal year rose modestly to $2.5 million versus $2.3 million last fiscal year driven by an increase in low volume product sales, which rose to $0.8 million from $0.6 million. Volume product sales remained flat at $1.7 million this fiscal year versus last fiscal year due to a stabilization in wheelchair motor sales after a steep decline in production of these units two years ago. However we continue to expect that sales of new production wheelchair motors will phase–out by the end of the third quarter of our next fiscal year, although sales of field service units are expected to continue indefinitely.

Loss from continuing operations for the current fiscal year rose to $1.8 million, or $0.09 per common share, versus $1.4 million, or $0.07 per common share, for our last fiscal year and $0.9 million, or $0.05 per common share, for the preceding fiscal year. The expansion in losses from two fiscal years ago to the current fiscal year is generally attributable to declining total revenue, lower gross profit margins on contract services, higher research and development expenditures in fiscal 2004 and higher expenditures for the launch of our production engineering group in fiscal 2005.

In May 2004, we divested a contract electronics manufacturing business that was not a core business activity. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed $0.1 million, or nil per common share, $3.4 million, or $0.18 per common share, and $2.5 million, or $0.14 per common share, to our consolidated loss for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

We believe our existing cash and short-term investments, which amounted to approximately $8.0 million at fiscal year end, will be adequate to fund the modification in our business strategy described above, as well as, the the launch of new production products over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2005 were $7,987,477 and working capital (the excess of current assets over current liabilities) was $8,788,826 compared with $3,005,709 and $3,972,559, respectively, at March 31, 2004. The increase in cash and short-term investments and working capital is primarily attributable to proceeds from a follow-on offering completed in November 2004, which resulted in cash proceeds, net of offering costs, of $6,767,465.

Accounts receivable increased $398,421 to $911,416 at March 31, 2005 from $512,995 at March 31, 2004. The increase is primarily attributable to higher product sales revenue levels for wheelchair motors and slower collections during the fourth quarter of fiscal 2005 of the resulting accounts receivable. Historically, we have had nominal bad debt expense arising from uncollectible accounts receivable due to the high credit quality of our customers. Accordingly, no allowance for bad debts has been recorded at March 31, 2005 or 2004, respectively.

Costs and estimated earnings on uncompleted contracts increased $189,941 to $435,925 at March 31, 2005 versus $245,984 at March 31, 2004. The increase is due to less favorable billing terms on contracts in process at March 31, 2005 versus March 31, 2004. Estimated earnings on contracts in process declined to $190,619 or 5.4 percent of contracts in process of $3,534,389 at March 31, 2005 compared to estimated earnings on contracts in process of $305,943 or 12.2 percent of contracts in process of $2,500,059 at March 31, 2004. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventories increased $219,735 to $648,173 principally due to higher levels of raw material, work-in-process and finished goods inventories which increased $144,070, $19,297 and $56,368, respectively. The increases in raw materials and work-in-process inventories are attributable to higher production levels of wheelchair propulsion motors. The increase in finished goods inventories is attributable to higher production levels of low volume motors and controllers that will be shipped in future periods.

Prepaid expenses increased to $109,640 at March 31, 2005 from $72,649 at March 31, 2004 primarily due to higher levels of prepaid software and patent maintenance costs at the end of the current fiscal year versus the prior fiscal year end.

Assets of discontinued operations was nil at March 31, 2005 compared to $1,226,943 at March 31, 2004 due to the completion of the divestiture of the equipment and inventory of our electronics products segment and the subsequent cessation of operations during the first quarter of fiscal year 2005. See also note 13 to the consolidated financial statements.

We invested $194,069 for the acquisition of property and equipment during the fiscal year compared to $147,388 last fiscal year. The increase in capital expenditures is primarily due to an investment in quality control equipment in our power products segment.

Accounts payable increased $285,533 to $678,007 at March 31, 2005 from $392,474 at March 31, 2004, primarily due to increased purchases of raw material.

Other current liabilities increased $11,488 to $269,746 at March 31, 2005 from $258,258 at March 31, 2004. The increase is primarily attributable to higher levels of accrued payroll and employee benefits, customer deposits, unearned revenue and accrued royalties.

Liabilities and commitments of discontinued operation were $154,287 at March 31, 2005 compared to $554,564 at March 31, 2004. The decrease was due to the completion of the divestiture of the equipment and inventory of our electronic products segment and subsequent cessation of operations during the first quarter of fiscal year 2005. The remaining March 31, 2005 balance represents legal fees associated with the Hussmann litigation (see also note 17 to the consolidated financial statements) and the current portion of the accrued lease obligations reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor. See also note 13 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $122,742 to $66,510 at March 31, 2005 from $189,252 at March 31, 2004 reflecting reduced levels of billings on engineering contracts during the fiscal year ended March 31, 2005 versus the prior fiscal year.

Long-term debt, less current portion decreased $135,508 to $810,915 at March 31, 2005 from $946,423 at March 31, 2004 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term accrued lease obligation was $57,051 at March 31, 2005 compared to $192,118 at March 31, 2004 reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor. See also note 13 to the consolidated financial statements below.

Common stock and additional paid-in capital increased to $231,771 and $64,767,975, respectively, at March 31, 2005 compared to $195,726 and $58,025,631 at March 31, 2004. The increases were primarily attributable to completion of a follow-on offering of 3,600,000 shares of common stock to investors in North America and Europe. Net cash proceeds to the Company from the offering were $6,767,465.

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2005, resulted in a loss of $1,814,695, or $0.09 per common share, compared to a loss from continuing operations of $1,422,315, or $0.07 per common share, and $933,507, or $0.05 per common share, for the fiscal years ended March 31, 2004 and 2003, respectively. The increase in the current year loss from continuing operations is attributable to declining total revenue, lower gross profit margins on contract services, higher expenditures for the launch of our production engineering group, and the inclusion in the prior two fiscal years of gain on sale of Taiwan Joint Venture of $60,975, or nil per common share, and gain on sale of real estate of $322,139, or $0.02 per common share, in fiscal 2004 and 2003, respectively.

Revenue from contract services declined $466,406, or 17.0 percent, to $2,281,427 at March 31, 2005 compared to $2,747,833 for the fiscal year ended March 31, 2004. The decrease is primarily attributable to lower staff utilization on revenue generating programs due to cost overruns on certain engineering projects and the application of certain engineering personnel that would typically be billed to customers to our internally funded production engineering activities. Revenue from contract services decreased $237,806, or 8.0 percent, for the year ended March 31, 2004 compared to revenue for the year ended March 31, 2003 reflecting the application of engineering resources to internally funded research and development programs.

Product sales this fiscal year increased 8.2 percent to $2,481,864 compared to $2,293,071 for the year ended March 31, 2004. Product sales revenue for the fiscal year ended March 31, 2004 declined 49.8 percent from $4,566,721 for the year ended March 31, 2003 to $2,293,071. Power products segment revenue for the year ended March 31, 2005 decreased $26,788, or 1.6 percent, to $1,674,177 compared to $1,700,965 for fiscal year ended March 31, 2004 due to decreased shipments of wheelchair propulsion motors. We expect that sales of new production wheelchair propulsion motors will phase–out by the end of the third quarter of our next fiscal year, although sales of field service units are expected to continue indefinitely. Power products segment revenue for the fiscal year ended March 31, 2004 decreased to $1,700,965, or 58.9 percent, compared to $4,136,328 for fiscal year ended March 31, 2003 due to decreased shipments of wheelchair propulsion motors. Technology segment product revenue for the fiscal year ended March 31, 2005 increased $215,581, or 36.4 percent, to $807,687 compared to $592,106 for fiscal year ended March 31, 2004 due to increased shipments of propulsion systems for hybrid electric bus programs and the hybrid electric unmanned ground vehicle program. Technology segment product revenue for the fiscal year ended March 31, 2004 increased $161,713, or 37.6 percent, versus revenue for the fiscal year ended March 31, 2003 reflecting increased shipments of fuel cell air compressor drive motors and propulsion systems.

Gross profit margins for the fiscal year decreased to 5.7 percent compared to 17.2 and 15.3 percent for the fiscal years ended March 31, 2004 and 2003, respectively, primarily due to a decrease in gross profit margins on contract services. Gross profit on contract services was a negative 9.4 percent this fiscal year compared to 19.4 and 16.0 percent for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease in contract services margins for the current fiscal year versus the fiscal year ended March 31, 2004 is attributable to decreased overhead absorption and cost overruns on certain engineering contracts this year versus the prior fiscal year period. The increase in contract services margins for the fiscal year ended March 31, 2004 versus the fiscal year ended March 31, 2003 is attributable to increased overhead absorption and lower levels of cost overruns on certain engineering contracts. Gross profit margin on product sales this fiscal year was 19.6 percent compared to 14.5 percent and 14.8 percent in the fiscal years ended March 31, 2004 and 2003, respectively. The increase in margins on product sales for this fiscal year versus the prior fiscal year is attributable to a more favorable product mix. The decrease in margins on product sales for the fiscal years ended March 31, 2004 versus the fiscal year ended March 31, 2003 resulted from decreased overhead absorption associated with lower revenue levels in our power products segment.

Research and development expenditures for the fiscal year ended March 31, 2005 decreased to $171,918 compared to $461,223 and $117,735 for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease was primarily due to the completion of an internally funded development of a new microprocessor platform for our power electronics controls mid-fiscal year that was started in fiscal 2004. The increase in research and development expenditures for the fiscal year ended March 31, 2004 compared to the prior fiscal year is primarily due to an internally funded effort to develop a new micro-processor platform for our power electronic controls and an increase in cost-share type contracts.

Production engineering costs were $211,933 for the fiscal year ended March 31, 2005 versus zero for the prior two fiscal years. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for newly hired manufacturing management and staff personnel.

General and administrative expense this fiscal year was $1,686,409 compared to $1,799,472 and $2,245,182 for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease for this fiscal year versus last fiscal year is primarily attributable to lower insurance premium costs. The decrease in general and administrative expenses for the fiscal year ended March 31, 2004 versus the fiscal year ended March 31, 2003 is primarily attributable to cost reduction activities at all business units throughout the year.

Impairment of long-lived assets for the fiscal years ended March 31, 2005 and March 31, 2004 were $39,748 and $30,523, respectively, and are attributable to the write-down of costs associated with abandoned patent applications. The impairment of long-lived assets for the fiscal year ended March 31, 2003 of $26,384 is primarily attributable to the impairment and disposal of obsolete equipment and abandoned patent applications.

Interest income rose to $97,188 for the current fiscal year compared to $26,362 and $28,035 for the fiscal years ended March 31, 2004 and 2003, respectively. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the fiscal year versus the two prior fiscal years.

Interest expense decreased to $74,005 for the year ended March 31, 2005 compared to $84,193 and $62,266 for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease is due to lower average mortgage borrowings outstanding throughout the fiscal year as compared to the prior fiscal year. The increase for fiscal year ended March 31, 2004 as compared to the prior fiscal year is primarily attributable to higher average mortgage borrowings throughout the fiscal year.

Gain on sale of real estate in the fiscal year ended March 31, 2003 of $322,139 is attributable to the recognition of gain from the sale of our previous corporate facility.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for which $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to substantial doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an estimate of the potential shortfall under our master lease should payments under the sublease obligation not be fully honored. At March 31, 2005 liabilities and commitments of discontinued operations totaled $211,338 of which $204,985 was associated with the lease commitment and $6,353 was accounts payable and other current liabilities.

In October 2001, we formalized a plan to close our contract gear manufacturing business, which was part of our mechanical products segment.

The operating results of these businesses for the years ended March 31, 2005, 2004 and 2003 have been reported separately as discontinued operations together with estimated losses on the disposal of division assets. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing and contract gear manufacturing businesses as discontinued operations.

Loss from discontinued operations for the fiscal year ended March 31, 2005 was $54,201, or nil per common share, compared to a loss from discontinued operations of $3,364,638, or $0.18 per common share, and $2,665,143, or $0.14 per common share, for the fiscal years ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2005 were adequate to meet operating needs. At March 31, 2005, we had working capital (the excess of current assets over current liabilities) of $8,788,826 compared to $3,972,559 at March 31, 2004. The increase of $4,816,267 in working capital is primarily attributable to cash proceeds, net of offering costs, of $6,767,465 received from a follow-on offering of common stock completed in November 2004, higher levels of accounts receivable and inventories, and a reduction in liabilities of discontinued operations, which were partially offset by higher levels of accounts payable.

For the year ended March 31, 2005 net cash used in operating activities of continuing operations was $2,089,941 compared to net cash used in operating activities of $1,292,699 for the year ended March 31, 2004 and cash provided by operations of $134,462 for the fiscal year ended March 31, 2003. The increase in cash usage is primarily attributable to higher levels of operating losses, accounts receivables and inventories this fiscal year versus last fiscal year. The increase in cash used in operating activities for the year ended March 31, 2004 versus cash provided by operating activities for year ended March 31, 2003 was primarily due to higher levels of operating losses and lower levels of cash provided from collections of accounts receivable and the reduction of inventories.

Net cash used in investing activities of continuing operations for the fiscal year ended March 31, 2005 was $2,397,640 compared to cash provided by investing activities of $241,444 for the previous fiscal year. The change this fiscal year versus last fiscal year was primarily due to cash used for the purchase of short-term investment securities of $2,163,608. The increase in cash provided by investing activities for the year ended March 31, 2004 versus cash used in investing activities for year ended March 31, 2003 was due to the sale of our ownership interest in Taiwan UQM which provided cash proceeds of $445,275 and lower levels of capital expenditures for property and equipment, facility expansion and patent and trademark costs.

Net cash provided by financing activities of continuing operations was $6,668,343 for the fiscal year ended March 31, 2005 versus $2,032,800 for the preceding fiscal year. The increase is attributable to larger cash proceeds from the sale of common stock this year versus last year partially offset by reduced proceeds from bank borrowings during the current fiscal year. Net cash provided by financing activities for fiscal 2004 declined to $2,032,800 versus the fiscal 2003 level of $5,089,916 due to reduced proceeds from the sale of common stock and reduced proceeds from bank borrowings.

Our mortgage debt facility requires us to comply with certain financial covenants in order for the mortgage to continue to be available on a long-term basis. At March 31, 2005, we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan, however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources are sufficient to fund our expected level of operations for the next several years. During fiscal 2005, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of hybrid electric passenger cars introduced by various automakers. As a result, several additional automakers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. In addition, truck manufacturers, off-road vehicle manufacturers and numerous other vehicle manufacturers are considering hybrid electric systems for use in the vehicles they manufacture and market. As a result of this industry trend, we expect expanded demand for our proprietary propulsion systems, which are suited for a wide range of hybrid electric vehicle platforms. In order to capitalize on this anticipated expansion in demand, we have begun, and expect to continue, to make substantial investments from the proceeds of our recently completed follow-on offering of common stock in human resources, manufacturing facilities and equipment, production and application engineering, among other things. We expect to fund our operations over at least the next several years from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2005:
Tabular Disclosure of Contractual Obligations
	Payments due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$ 946,170	135,255	287,990	522,925	-
Operating lease obligations	$ 515,095	262,951	252,144	-	-
Purchase obligations	$ 178,214	178,214	-	-	-
Executive compensation under
employment agreements	$ 1,747,250	447,000	1,041,250	** 259,000	** -
Total	$ 3,386,729	1,023,420	1,581,384	781,925	-

**Includes potential retirement obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, recoverability of inventories, warranty costs and potential future lease obligations arising from discontinued operations. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. We have established no reserve for potentially uncollectible trade accounts receivable, which is our best estimate of the amount of trade accounts receivable that we believe are uncollectible due to the foregoing factors. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Asset Recovery and Realization – Discontinued Operations

On May 18, 2004, we completed the sale of the assets of our electronic products segment. Part of the consideration received from this divestiture was common stock of the purchasing entity, a privately held corporation. In our judgment there is substantial doubt regarding our ability in the future to sell or otherwise liquidate the common stock of the purchasing entity, and accordingly, we recorded the stock at no value as a result of this uncertainty. In the event we are able to realize value from the sale or liquidation of this asset at a future date, we would at that time record a gain equal to the amount of the value received. In addition, the purchaser completed a sublease agreement with us whereby it effectively assumed the remaining lease obligation under our master lease. Similarly, in our judgment there is substantial doubt regarding the purchaser’s financial capability to meet its obligations under the sublease agreement.

Accordingly, we have recorded a liability in the amount of $204,985, which represents our best estimate of the present value of future cash out-flows that may arise if the sublessee defaults on the sublease prior to the completion of its term. Our assessments of the timing of a potential default, if any, together with estimates of potential future sublease rental rates and our ability to sublease the facility at all, in the event of default, could change materially based on future developments and events. Any change in these estimates could result in a material adverse change in our financial conditions and results of operations, in an amount up to the remaining payments under the lease which are an additional $299,303 at March 31, 2005.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2005 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"), which replaces the exception permitting non-monetary exchanges of similar productive assets from measurement based on the fair value of the assets exchanged with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS 153 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards as compensation cost based on the fair value of the SBP on the date of issuance. SFAS 123R requires us to adopt the new accounting provisions beginning April 1, 2006. We are evaluating the impact of this standard on our consolidated financial statements.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate. The interest rate on these instruments approximates current market rates as of March 31, 2005. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,469 on an annual basis on outstanding borrowings at March 31, 2005 with adjustable interest rate provisions.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheet of UQM Technologies, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 23, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UQM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. and subsidiaries (the Company) as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

May 19, 2004

Consolidated Balance Sheets

	March 31, 2005	March 31, 2004
Assets

Current assets:
Cash and cash equivalents	$ 5,776,750	2,958,590
Short-term investments	2,210,727	47,119
Accounts receivable	911,416	512,995
Costs and estimated earnings in excess of billings on
uncompleted contracts	435,925	245,984
Inventories	648,173	428,438
Prepaid expenses and other current assets	109,640	72,649
Assets of discontinued operations	-	1,226,943

Total current assets	10,092,631	5,492,718

Property and equipment, at cost:
Land	181,580	181,580
Building	2,292,687	2,292,687
Machinery and equipment	2,422,034	2,793,343
	4,896,301	5,267,610
Less accumulated depreciation	(2,443,590)	(2,732,291)

Net property and equipment	2,452,711	2,535,319

Patent and trademark costs, net of accumulated amortization
of $450,011 and $360,266	613,448	692,371

Other assets	850	850

Total assets	$ 13,159,640	8,721,258

		(Continued)

See accompanying notes to consolidated financial statements.

	March 31, 2005	March 31, 2004
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 678,007	392,474
Other current liabilities	269,746	258,258
Current portion of long-term debt	135,255	125,611
Liabilities and commitments of discontinued operations	154,287	554,564
Billings in excess of costs and estimated earnings on
uncompleted contracts	66,510	189,252

Total current liabilities	1,303,805	1,520,159

Long-term debt, less current portion	810, 915	946,423
Long-term liabilities and commitment of discontinued operations	57,051	192,118
	867,966	1,138,541

Total liabilities	2,171,771	2,658,700

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 23,177,133 and 19,572,625 shares
issued and outstanding	231,771	195,726
Additional paid-in capital	64,767,975	58,025,631
Accumulated deficit	(54,011,877)	(52,142,981)
Note receivable from officer	-	(15,818)

Total stockholders’ equity	10,987,869	6,062,558

Total liabilities and stockholders’ equity	$ 13,159,640	8,721,258

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003
Revenue:
Contract services	$ 2,281,427	2,747,833	2,985,639
Product sales	2,481,864	2,293,071	4,566,721
	4,763,291	5,040,904	7,552,360
Operating costs and expenses:
Costs of contract services	2,496,223	2,215,196	2,506,944
Costs of product sales	1,994,540	1,960,549	3,891,895
Research and development	171,918	461,223	117,735
Production engineering	211,933	-	-
General and administrative	1,686,409	1,799,472	2,245,182
Impairment of long-lived assets	39,748	30,523	26,384
	6,600,771	6,466,963	8,788,140

Loss from continuing operations before other
income (expense)	(1,837,480)	(1,426,059)	(1,235,780)

Other income (expense):
Interest income	97,188	26,362	28,035
Interest expense	(74,005)	(84,193)	(62,266)
Gain on sale of real estate	-	-	322,139
Gain on sale of Taiwan joint venture	-	60,975	-
Other	(398)	600	14,365
	22,785	3,744	302,273

Loss from continuing operations	(1,814,695)	(1,422,315)	(933,507)

Discontinued operations:
Loss from operations of discontinued gear	-	-	(184,971)
division
Loss from operations of discontinued electronic
products segment (including loss on disposal
in 2004 of $770,434)	(54,201)	(3,364,638)	(2,480,172)
	(54,201)	(3,364,638)	(2,665,143)

Net loss	$ (1,868,896)	(4,786,953)	(3,598,650)

Net loss per common share-basic and diluted:
Continuing operations	$(0.09)	(0.07)	(0.05)
Discontinued operations	-	(0.18)	(0.14)
	$(0.09)	(0.25)	(0.19)

Weighted average number of shares of common
stock outstanding – basic and diluted	21,024,757	19,172,680	18,789,243

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
	Number of				Accumulated	Note
	common		Additional		other	receivable	Total
	shares	Common	paid-in	Accumulated	comprehensive	from	stockholders’
	issued	stock	capital	deficit	loss	officer	equity
Balances at March 31, 2002	17,679,848	$ 176,798	51,444,359	(43,757,378)	(384,300)	(30,714)	7,448,765

Issuance of common stock in follow-on
offering, net of offering costs	1,160,095	11,601	4,423,611	-	-	-	4,435,212
Issuance of common stock under
employee stock purchase plan	2,572	26	9,216	-	-	-	9,242
Compensation expense accrued for
issuance of common stock
options granted for services	2,000	20	8,300	-	-	-	8,320
Comprehensive loss:
Net loss	-	-	-	(3,598,650)	-	-	(3,598,650)
Translation adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(3,598,650)	-	-	(3,598,650)

Repayment of officer note	-	-	-	-	-	7,114	7,114

Balances at March 31, 2003	18,844,515	188,445	55,885,486	(47,356,028)	(384,300)	(23,600)	8,310,003

Issuance of common stock in follow-on
offering, net of offering costs	720,000	7,200	2,120,200	-	-	-	2,127,400
Issuance of common stock under
employee stock purchase plan	6,110	61	14,785	-	-	-	14,846
Compensation expense accrued for
issuance of common stock
options granted for services	2,000	20	5,160	-	-	-	5,180
Sale of Taiwan joint venture -
accumulated other
comprehensive loss	-	-	-	-	384,300	-	384,300
Comprehensive loss:
Net loss	-	-	-	(4,786,953)	-	-	(4,786,953)
Translation adjustment	-	-	-	384,300	-	-	384,300
Total comprehensive loss	-	-	-	(4,402,653)	-	-	(4,402,653)

Repayment of officer note	-	-	-	-	-	7,782	7,782

Balances at March 31, 2004	19,572,625	195,726	58,025,631	(52,142,981)	-	(15,818)	6,062,558

Issuance of common stock in follow-on
offering, net of offering costs	3,600,000	36,000	6,731,465	-	-	-	6,767,465
Issuance of common stock under
employee stock purchase plan	2,940	29	6,789	-	-	-	6,818
Issuance of common stock upon
exercise of employee options	1,568	16	4,090	-	-	-	4,106
Comprehensive loss:
Net loss	-	-	-	(1,868,896)	-	-	(1,868,896)
Translation adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(1,868,896)	-	-	(1,868,896)

Repayment of officer note	-	-	-	-	-	15,818	15,818

Balances at March 31, 2005	23,177,133	$ 231,771	64,767,975	(54,011,877)	-	-	10,987,869

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003
Cash flows from operating activities of continuing operations:
Net loss	$(1,868,896)	(4,786,953)	(3,598,650)
Loss from discontinued operations	54,201	3,364,638	2,665,143
Loss from continuing operations	(1,814,695)	(1,422,315)	(933,507)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities
of continuing operations:
Depreciation and amortization	355,417	447,452	515,172
Gain on sale of Taiwan joint venture	-	(60,975)	-
Loss on disposal of property and equipment	398	27,603	-
Gain on sale of real estate	-	-	(322,139)
Impairment of long-lived assets	39,748	30,523	26,384
Non-cash compensation expense for common stock
issued for services	-	5,180	8,320
Other	-	-	21,667
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(588,362)	(96,504)	626,554
Inventories	(219,735)	159,961	670,014
Prepaid expenses and other current assets	(36,991)	3,694	190,572
Accounts payable and other current liabilities	297,021	(353,192)	(509,214)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(122,742)	(34,126)	(159,361)
Net cash provided by (used in)
operating activities	(2,089,941)	(1,292,699)	134,462

Cash flows from investing activities of continuing operations:
Purchase of short-term investments	(2,163,608)	(1,574)	(45,545)
Acquisition of property and equipment	(194,069)	(147,388)	(298,621)
Expansion of facility	-	-	(1,049,692)
Increase in patent and trademark costs	(50,238)	(55,469)	(64,341)
Proceeds from sale of property and equipment	10,275	600	-
Proceeds from sale of Taiwan joint venture, net	-	445,275	-
Net cash provided by (used in) investing
activities	$(2,397,640)	241,444	(1,458,199)

See accompanying notes to consolidated financial statements.
		(Continued)

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003
Cash flows from financing activities of continuing operations:
Proceeds from borrowings	$ 143,962	303,257	1,225,000
Repayment of debt	(269,826)	(420,485)	(586,652)
Issuance of common stock in follow-on offering,
net of offering costs	6,767,465	2,127,400	4,435,212
Issuance of common stock upon exercise of
employee options	4,106	-	-
Issuance of common stock under employee
stock purchase plan	6,818	14,846	9,242
Repayment of note receivable from officer	15,818	7,782	7,114
Net cash provided by financing activities	6,668,343	2,032,800	5,089,916

Net cash provided by continuing operations	2,180,762	981,545	3,766,179

Net cash provided by (used in) discontinued operations	637,398	(453,686)	(2,746,957)

Increase in cash and cash equivalents	2,818,160	527,859	1,019,222

Cash and cash equivalents at beginning of year	2,958,590	2,430,731	1,411,509

Cash and cash equivalents at end of year	$ 5,776,750	2,958,590	2,430,731

Supplemental Cash Flow Information
Interest paid in cash during the year	$ 74,483	84,715	93,302

Non-Cash Investing and Financing Transactions - None.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiary UQM Power Products, Inc. are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Frederick, Colorado. We were engaged in the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products and in the grinding and manufacture of high precision gears prior to the operations being discontinued in fiscal years ended March 31, 2004 and March 31, 2003, respectively (see note 13). Our revenue is derived primarily from product sales to customers in the automotive, agriculture, industrial, medical and aerospace markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability together with our partners, to commercialize our products and technology.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and those of all majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in affiliated entities in which we have less than a 50 percent ownership interest and the ability to exercise significant influence are accounted for by the equity method. Under the equity method, the investment is originally recorded at cost and subsequently adjusted to recognize our share of the net income or losses of the affiliates. Recognition of any such losses is generally limited to the extent of our investment in, advances to, commitments and guarantees for the investee. We have a minority ownership position in EV Global Motors Company, Windemere Eco Development Limited and CD&M Electronics, Incorporated. The carrying value of these investments on our balance sheet has been reduced to zero because they are impaired under accounting principles generally accepted in the United States of America.

Other investments, in which we have a minimal ownership interest and do not exercise significant influence, are carried at cost.

(c) Cash and Cash Equivalents and Short-term Investments

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. Investments with original maturities beyond three months are reported as short-term investments. All investments owned by us are held to maturity. We have an investment policy approved by the Board of Directors, which governs the quality, acceptability, and dollar concentration of our investments.

(d) Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers’ financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable.

(e) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on our assessment of recoverability of slow moving or obsolete inventory items.

(f) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 31 years. Maintenance and repairs are charged to expense as incurred.

(g) Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

(h) Impairment of Long-Lived Assets

The Company periodically evaluates whether circumstances or events have affected the recoverability of long-lived assets including intangible assets with finite useful lives. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows. (See note 6)

(i) Contract Services Revenue and Cost Recognition

We manufacture proprietary products and other products based on design specifications provided by our customers. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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

(j) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation of deferred tax assets may be reduced if future realization is not assured.

The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

(k) Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

(l) Equity Compensation

We periodically issue common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is based upon the fair value of our common stock on the date of issuance. For issuances of stock options to employees and directors we measure compensation cost using the intrinsic value method prescribed under Accounting Principle Board Opinion No. 25. Stock options granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123.

Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, pro forma net loss and pro forma net loss per common share would have been the amounts indicated in the following table:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

Net loss - as reported	$(1,868,896)	(4,786,953)	(3,598,650)
Deduct: Additional stock-based employee
compensation expense determined under fair
value method for all awards, net of related tax
effects:
Current period option grants	(100,154)	(59,707)	(63,274)
Prior period option grants	(433,308)	(726,275)	(1,062,219)

Pro forma net loss	$(2,402,358)	(5,572,935)	(4,724,143)

Net loss per common share:
Basic and diluted - as reported	$(0.09)	(0.25)	(0.19)

Basic and diluted - pro forma	$(0.11)	(0.29)	(0.25)

The fair value of stock options granted was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

Expected volatility	48.7%	49.1%	49.6%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.5%	3.2%	3.3%
Expected life of option granted	6 years	6 years	6 years
Weighted average fair value of options granted
as computed under the Black Scholes
option-pricing model	$ 1.16 per	$ 1.24 per	$ 1.39 per
	option	option	option

Future pro forma compensation cost by fiscal year, assuming no additional grants by us to employees and directors, is as follows:

Fiscal Year Ended March 31,	Pro Forma Compensation Expense

2006	$ 469,107
2007	$ 323,305
2008	$ 99,846

(m) Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss items, which under accounting principles generally accepted in the United States of America, are excluded from net loss but included as a component of stockholders’ equity. For the fiscal year ended March 31, 2004, the Company’s comprehensive loss was $4,402,653 versus a net loss of $4,786,953. The difference is attributable to the realization of foreign currency losses. For the fiscal years ended 2005 and 2003 our comprehensive loss was equal to our net loss. Accumulated other comprehensive loss at March 31, 2003 consisted entirely of unrealized foreign currency losses relating to our investment in Taiwan UQM. Accumulated other comprehensive loss was reduced to zero at March 31, 2004 reflecting the realization of foreign currency losses upon the sale of our ownership interest in Taiwan UQM Electric Co., Ltd.

(n) Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2005, 2004 and 2003, options to purchase 2,942,039, 3,036,586 and 2,807,473 shares of common stock, respectively, and warrants to purchase 548,009, 420,028 and 420,269 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2005, 2004 and 2003, respectively, options and warrants for 1,896,335, 2,565,029 and 2,796,258 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 104,230 shares, 54,982 shares and 8,693 shares of common stock for the fiscal years ended March 31, 2005, 2004 and 2003, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(o) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

(q) New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"), which replaces the exception permitting non-monetary exchanges of similar productive assets from measurement based on the fair value of the assets exchanged with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS 153 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards as compensation cost based on the fair value of the SBP on the date of issuance. SFAS 123R requires us to adopt the new accounting provisions beginning April 1, 2006. We are evaluating the impact of this standard on our consolidated financial statements.

(2) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of

         Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2005, the estimated period to complete contracts in process ranged from one to seventeen months, and we expect to collect substantially all related accounts receivable arising therefrom within eighteen months.

The following summarizes contracts in process:

	March 31, 2005	March 31, 2004

Costs incurred on uncompleted contracts	$ 3,343,770	2,194,116
Estimated earnings	190,619	305,943
	3,534,389	2,500,059
Less billings to date	(3,164,974)	(2,443,327)
	$ 369,415	56,732

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 435,925	245,984
Billings in excess of costs and estimated earnings on
uncompleted contracts	(66,510)	(189,252)
	$ 369,415	56,732

(3) Inventories

Inventories at March 31, 2005 and 2004 consist of:
	March 31, 2005	March 31, 2004

Raw materials	$ 429,555	285,485
Work-in-process	127,635	108,338
Finished products	90,983	34,615
	$ 648,173	428,438

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value of our inventories.

(4) Limited Liability Company

In January 2001, a limited liability company of which we were a 50 percent member, sold the facility previously occupied by us for $3.0 million in cash. Subsequent to the sale the limited liability company was liquidated. Recognition of the gain on the transaction of $702,136 was deferred and recognized ratably over the remaining term of our lease of the facility, which expired in September 2002.

(5)    Investment in Taiwan Joint Venture

During the fourth quarter of fiscal year 2004, we sold our ownership interest in a joint venture, Taiwan UQM Electric Co., Ltd., resulting in net cash proceeds of $445,275.

The cumulative foreign currency translation adjustments with respect to the joint venture was included in accumulated other comprehensive loss and offset against sales proceeds resulting in a gain on the sale of $60,975.

(6) Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2005, we recorded total impairment charges of $39,748 for abandoned patent applications.

During the fiscal year ended March 31, 2004, we recorded total impairment charges of $30,523 for abandoned patent applications.

During the fiscal year ended March 31, 2003, we recorded total impairment charges of $26,384 for obsolete equipment.

Impairments for the fiscal years ended March 31, 2005 and 2004 consist solely of capitalized costs, principally legal fees, associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

Impairments for the fiscal year ended March 31, 2003 consist of patent application costs totaling $15,886 and obsolete property and equipment with a carrying value of $10,498. Average annual depreciation expense for the impaired property and equipment, for years preceding the year of impairment, was $13,417.

(7) Other Current Liabilities

Other current liabilities consist of:

	March 31, 2005	March 31, 2004

Accrued legal and accounting fees	$ 41,500	95,000
Accrued payroll and employee benefits	81,835	46,368
Accrued personal property and real estate taxes	16,219	16,877
Accrued warranty costs	48,690	65,496
Accrued losses on engineering contracts	14,543	21,654
Unearned revenue	49,600	-
Accrued royalties	12,473	8,886
Other	4,886	3,977
	$ 269,746	258,258

(8) Long-term debt

Long-term debt at March 31, 2005 and 2004 consists of:
	March 31, 2005	March 31, 2004
Note payable to bank, payable in monthly installments
with interest at 7.00% (7.25% at March 31, 2004); matures
November 2009; secured by land and building	$ 799,294	877,446
Note payable to a development partnership, payable in
monthly installments with interest at national prime
interest rate plus 2 percent (7.00% and 6.00% at March 31, , 2005 and 2004) adjusted annually on anniversary of loan;
matures December 2007; secured by land and building	146,876	194,588
Total long-term debt	946,170	1,072,034
Less: current portion	135,255	125,611

Long-term debt, less current portion	$ 810,915	946,423

The loan agreement with our bank related to our facility in Frederick, Colorado requires us to maintain certain financial ratios as defined in the agreement. At March 31, 2005, we were in compliance with these covenants.

We financed our annual commercial insurance premiums with a finance company. The note is payable in monthly installments with interest at 3.5 percent and a term of nine months. There were no amounts outstanding under this facility at March 31, 2005 and 2004.

The annual aggregate contractual maturities of long-term debt for each of the next five fiscal years are as follows:

2006	$ 135,255
2007	145,313
2008	142,677
2009	106,002
2010	416,923
$ 946,170

(9) Income Taxes

Income tax benefit attributable to loss net from differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

Computed "expected" tax benefit	$ (635,425)	(1,627,564)	(1,160,651)
Increase (decrease) in taxes resulting from:
Adjustment to deferred tax assets and liabilities
for prior period corrections	1,170,994	-	(2,645,218)
Increase (decrease) in valuation allowance for
net deferred tax assets	(539,606)	1,735,745	3,997,211
Other, net	4,037	(108,181)	(191,342)

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2005	March 31, 2004

Deferred tax assets:
Research and development credit carry-forwards	$ 65,877	73,628
Net operating loss carry-forwards - Federal	17,736,889	15,550,658
Accruals and reserves	-	616,021
Property and equipment	370,063	655,686
Intangible assets	25,162	(103,641)
Write-down of investments	-	1,945,245
Total deferred tax assets	18,197,991	18,737,597

Less valuation allowance	(18,197,991)	(18,737,597)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2005, we had net operating loss carry-forwards (NOL) of approximately $52 million for U.S. income tax purposes that expire in varying amounts through 2025. Approximately $4 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs is limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which would restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(10) Stockholders’ Equity

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value. Cash proceeds net of offering costs were $6,767,465. All of these warrants were outstanding at March 31, 2005.

In October 2003, we completed a follow-on offering of 720,000 shares of common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value. Cash proceeds net of offering costs were $2,127,400. All of these warrants were outstanding as of March 31, 2005.

In April 2002, we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share, which were recorded at fair value. Cash proceeds, net of offering costs were $4,435,212. All warrants, other than the placement agent’s warrants, expired unexercised. All of the placement agent’s warrants were outstanding at March 31, 2005.

(11) Common Stock Options and Warrants

Incentive and Non-Qualified Option Plans

As of March 31, 2005, we had 303,980 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the Plan is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the optionholder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at March 31, 2002	2,766,196	$ 5.87
Granted	422,500	$ 2.76
Forfeited	(410,568)	$ 5.77

Outstanding at March 31, 2003	2,778,128	$ 5.41
Granted	480,499	$ 2.42
Forfeited	(264,174)	$ 6.35

Outstanding at March 31, 2004	2,994,453	$ 4.85
Granted	470,000	$ 2.27
Exercised	(1,568)	$ 2.62
Forfeited	(583,680)	$ 5.49

Outstanding at March 31, 2005	2,879,205	$ 4.30

Exercisable at March 31, 2005	2,016,332	$ 5.13
Exercisable at March 31, 2004	2,133,119	$ 5.70
Exercisable at March 31, 2003	2,014,807	$ 6.03

The following table presents summarized information about stock options outstanding under the plans at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.16 – 3.31	1,497,650	7.0 years	$ 2.61	634,777	$ 2.94
$ 4.13 – 5.00	676,069	3.9 years	$ 4.23	676,069	$ 4.23
$ 7.13 – 8.75	705,486	4.4 years	$ 7.96	705,486	$ 7.96
$ 2.16 – 8.75	2,879,205	5.6 years	$ 4.30	2,016,332	$ 5.13

          Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2005, we had 411,891 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Directors Plan are available for re-issuance at a future date.

The following table presents summarized activity under the plan:
	Shares Under Option	Weighted Average Exercise Price
Outstanding at March 31, 2002	54,136	$ 5.94
Granted	16,484	$ 2.55
Forfeited	(41,275)	$ 5.68

Outstanding at March 31, 2003	29,345	$ 4.41
Granted	17,596	$ 3.40
Forfeited	(4,808)	$ 8.00

Outstanding at March 31, 2004	42,133	$ 3.58
Granted	27,777	$ 2.30
Forfeited	(7,076)	$ 5.85

Outstanding at March 31, 2005	62,834	$ 2.76

Exercisable at March 31, 2005	62,834	$ 2.76
Exercisable at March 31, 2004	42,133	$ 3.58
Exercisable at March 31, 2003	27,417	$ 4.16

The following table presents summarized information about stock options outstanding for non-employee directors at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.30 – 3.40	61,857	1.7 years	$ 2.68	61,857	$ 2.68
$ 7.63 – 7.63	977	5.3 years	$ 7.63	977	$ 7.63
$ 2.30 – 7.63	62,834	1.7 years	$ 2.76	62,834	$ 2.76

          Warrants

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at March 31, 2005.

In October 2003, we completed a follow-on offering of 720,000 shares of common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding as of March 31, 2005.

In April 2002, we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All warrants other than the placement agent’s warrants expired unexercised. All of the placement agent’s warrants were outstanding at March 31, 2005.

(12) Significant Customers

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $1,370,792, $1,643,215 and $4,136,328 for the years ended March 31, 2005, 2004 and 2003, respectively, which was 29 percent, 33 percent and 55 percent of total revenue, respectively. We expect that revenue from this customer arising from the manufacture of new production motors will phase-out by December 31, 2005. Revenue from this product was $809,200, or 59 percent, of total revenue from Invacare Corporation for the fiscal year ended March 31, 2005.

This customer also represented 36 percent and 14 percent of total accounts receivable as of March 31, 2005 and 2004, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $161,361 and $40,582 as of March 31, 2005 and 2004, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $1,271,781, $1,011,818 and $1,162,967 for the years ended March 31, 2005, 2004 and 2003, respectively. Accounts receivable from government-funded contracts represented 18 percent and 10 percent of total accounts receivable as of March 31, 2005 and 2004, respectively.

(13) Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to substantial doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an estimate of the potential shortfall under our master lease should payments under the sublease obligation not be fully honored. At March 31, 2005 liabilities and commitments of discontinued operations totaled $211,338 of which $204,985 was associated with the lease commitment and $6,353 was accounts payable and other current liabilities.

In October 2001, we formalized a plan to close our contract gear manufacturing business, which was part of our mechanical products segment.

The operating results of these businesses for the years ended March 31, 2005, 2004 and 2003 have been reported separately as discontinued operations together with estimated losses on the disposal of division assets. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing and contract gear manufacturing businesses as discontinued operations.

Net sales and net loss from the discontinued electronic products segment and discontinued gear division are shown in the following table:

	Year Ended March 31,
	2005	2004	2003

Net sales of electronic products segment	$ -	3,076,616	7,934,048
Net loss of electronic products segment (including
loss on disposal in 2004 of $ 770,434)	$(54,201)	(3,364,638)	(2,480,172)
Net sales of gear division	$ -	-	127,239
Net loss of gear division	$ -	-	(184,971)

Assets and liabilities of the discontinued electronic products segment were as follows:

	March 31, 2005	March 31, 2004

Accounts receivable, inventories and other assets	$ -	516,368
Property and equipment, net	-	710,575

Assets of discontinued operation	-	1,226,943

Accounts payable and other liabilities	6,353	531,248
Liabilities and commitments	147,934	23,316

Total current liabilities	154,287	554,564

Long-term liabilities and commitments	57,051	192,118

Liabilities and commitment of discontinued operations	211,338	746,682

Net (liabilities) assets of discontinued electronic products segment	$(211,338)	480,261

Cash held by the electronic products segment at March 31, 2004 is included in consolidated cash and cash equivalents.

(14) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, certificates of deposit, short-term investments, accounts receivable and accounts payable:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt:

The carrying amount of our long-term debt approximates fair value since the interest rate on this debt represents the current market rate for similar financing available to us providing comparable security to the lender.

(15) Employee Benefit Plans

401(k) Plan

We have established a 401(k) Savings Plan (the 401K Plan) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 who have been employed by us at least six months are eligible to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan by us were $50,945, $68,243 and $78,621, for the years ended March 31, 2005, 2004, and 2003, respectively.

Stock Purchase Plan

We have established a Stock Purchase Plan, which allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85 percent of the fair value at specified dates. We have reserved 115,957 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2005, 2004, and 2003, we issued 2,940, 6,110 and 2,572, shares of common stock, respectively, under the Stock Purchase Plan.

(16) Segments

At March 31, 2005, we have two reportable segments: technology and power products. The technology segment encompasses our technology-based operations including core research to advance its technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 13, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation is no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2005, 2004, and 2003 as shown below were 67 percent and 33 percent in each year, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $181,950, $17,559 and $24,492 for the years ended March 31, 2005, 2004, and 2003, respectively.

In September 2003, the technology segment began leasing office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $176,340, $169,482 and $88,275 for the years ended March 31, 2005, 2004 and 2003, respectively, and were eliminated upon consolidation.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2005:

		Power
	Technology	Products	Total

Revenue	$ 3,089,114	1,674,177	4,763,291
Interest income	89,869	7,319	97,188
Interest expense	(2,108)	(71,897)	(74,005)
Depreciation and amortization	(245,735)	(109,682)	(355,417)
Impairment of long-lived assets	(39,748)	-	(39,748)
Segment earnings (loss) from continuing
operations	(1,869,518)	54,823	(1,814,695)
Assets of continuing operations	9,967,003	3,192,637	13,159,640
Expenditures for segment assets	$ (194,873)	(49,434)	(244,307)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2004:

		Power
	Technology	Products	Total

Revenue	$ 3,339,939	1,700,965	5,040,904
Interest income	22,054	4,308	26,362
Interest expense	(3,704)	(80,489)	(84,193)
Depreciation and amortization	(278,894)	(168,558)	(447,452)
Impairment of long-lived assets	(30,523)	-	(30,523)
Segment loss from continuing operations	(1,289,738)	(132,577)	(1,422,315)
Assets of continuing operations	4,705,076	2,789,239	7,494,315
Expenditures for segment assets	$ (175,303)	(27,554)	(202,857)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2003:

		Power
	Technology	Products	Total

Revenue	$ 3,416,032	4,136,328	7,552,360
Interest income	26,586	1,449	28,035
Interest expense	-	(62,266)	(62,266)
Depreciation and amortization	(311,440)	(203,732)	(515,172)
Impairment of long-lived assets	(15,886)	(10,498)	(26,384)
Segment earnings (loss) from continuing
operations	(1,003,034)	69,527	(933,507)
Assets of continuing operations	4,167,175	3,055,249	7,222,424
Expenditures for segment assets	$ (319,224)	(1,093,430)	(1,412,654)

(17) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire December 31, 2007. The aggregate future compensation under these employment agreements, including potential retirement payouts, is $1,747,250.

Lease Commitments

We have entered into operating lease agreements for equipment. These leases expire at various times through 2006. At March 31, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year were $10,807.

In May 2004 we completed the sale of the assets of our electronic products segment. The purchaser completed a sublease agreement with us whereby it effectively assumed the remaining lease obligation under our master lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligations, we recorded a liability in the amount of $204,985, which represents our best estimate of the present value of future cash out-flows that may arise if the sublessee defaults on the sublease prior to the completion of its term. The remaining lease payments under the master lease in excess of the liability recorded at March 31, 2005 total $299,303.

At March 31, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows

Year ending March 31:

2006	262,951
2007	252,144

$ 515,095

Rental expense under these leases, after deducting sublease payments of $240,132 for the year ended March 31, 2005 was $28,107, $276,305 and $411,914, for the years ended March 31, 2005, 2004 and 2003, respectively.

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. On January 19, 2005, Hussmann filed a notice of appeal seeking review of the dismissal with the Missouri Court of Appeals. We have filed an answer to the appeal and believe that Hussmann’s claims are without merit and we intend to contest them vigorously. Nevertheless, we cannot assure you that the Hussmann action will not be reinstated in the event the Hussmann appeal is successful.

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

(18) Interim Financial Data (unaudited)
	For The Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal year 2005
Sales	$ 683,996	1,234,477	1,307,583	1,537,235
Gross profit	$ (132,251)	101,923	113,448	189,408
Loss from continuing operations	$ (697,721)	(378,461)	(367,172)	(371,341)
Discontinued operations	$ (17,182)	(1,790)	(25,808)	(9,421)
Net loss	$ (714,903)	(380,251)	(392,980)	(380,762)
Net loss per common share basic and diluted:
Continuing operations	$(0.04)	(0.02)	(0.02)	(0.01)
Discontinued operations	$ -	-	-	-
	$(0.04)	(0.02)	(0.02)	(0.01)

Fiscal year 2004
Sales	$ 1,879,896	1,209,023	1,187,181	764,804
Gross profit	$ 415,420	174,229	261,584	13,926
Loss from continuing operations	$ (183,998)	(458,224)	(260,552)	(519,541)
Discontinued operations	$ (206,328)	(543,757)	(1,251,216)	(1,363,337)
Net loss	$ (390,326)	(1,001,981)	(1,511,768)	(1,882,878)
Net loss per common share basic and diluted:
Continuing operations	$(0.01)	(0.02)	(0.01)	(0.03)
Discontinued operations	$(0.01)	(0.03)	(0.07)	(0.07)
	$(0.02)	(0.05)	(0.08)	(0.10)

 (19) Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2005
Not deducted from asset accounts:
Accrued warranty cost	$ 65,496	44,920	-	61,726(C)	$ 48,690

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts:
Accounts receivable	$ 28,756	7,060	-	35,816(A)	$ -
Inventory obligations of
certain customers, net	$ 367,710	-	-	367,710(B)	$ -
Inventory obsolescence reserve	$ 1,032,290	925,702	-	1,957,992(B)	$ -
Not deducted from asset accounts:
Accrued warranty cost	$ 45,927	89,898	-	70,329(C)	$ 65,496

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts:
Accounts receivable	$ 33,054	-	-	4,298(A)	$ 28,756
Inventory obligations of
certain customers, net	$ 111,727	255,983	-	-	$ 367,710
Inventory obsolescence reserve	$ 443,271	686,750	-	97,731(B)	$ 1,032,290
Not deducted from asset accounts:
Accrued warranty cost	$ 35,169	105,144	-	94,386(C)	$ 45,927

Note (A) Uncollectible accounts written off, net of recoveries.

Note (B) Amounts written off or payments received on liquidation.

Note (C)  Represents actual warranty payments for units returned under warranty.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Reference is made to our Current Report on Form 8-K (No. 1-10869) filed on September 21, 2004 regarding a change in independent accountants where there was no disagreement on accounting and financial disclosure, which is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as defined by Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required by Rule 13a-15(b) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our finance organization.

The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could lead to misstatements that are other than inconsequential in the financial statements. Auditing literature defines "material weakness" as significant deficiencies that alone, or in the aggregate, preclude our internal control from reducing to an appropriately low level, the risk that material misstatements in the financial statements will not be prevented or detected on a timely basis. During the course of our evaluation this quarter, we identified a variety of internal control procedures that should be changed to improve the effectiveness of our internal controls. The changes in internal controls implemented during the quarter related primarily to enhanced segregation of duties amongst our personnel, additional safeguards over access to company assets and information systems and additional review and approval requirements for certain transactions. We do not believe that any of the internal control procedures we modified represented a material weakness prior to its modification. We expect to continue to review and enhance certain internal control procedures in connection with the implementation of Sarbanes-Oxley Section 404.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held July 28, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2005" and "Aggregate Option Exercises During Fiscal Year 2005 and Option Values at the End of Fiscal Year 2005" in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held July 28, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held July 28, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held July 28, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading "Relationship with Independent Accountants" in our definitive Proxy Statement for the annual meeting of shareholders to be held July 28, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2005 and March 31, 2004.

Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended March 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

None.

(b)	Exhibits:

3.1	Bylaws.

3.2	Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146), which is incorporated herein by reference.

4.1	Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 0-9146), which is incorporated herein by reference.

4.2

Form of Warrant Agreement. Reference is made to Exhibit 4.1 of our Registration Statement, Amendment No. 6, on Form S-3/A (File No. 333-75520), filed on April 11, 2002, which is incorporated herein by reference.

10.1	UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.

10.2

UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Annual Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993, which is incorporated herein by reference.

10.3

Assignment Agreement with Alcan International Limited. Reference is made to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (No. 0-9146), which is incorporated herein by reference.

10.4

Supply Agreement between the Company and Invacare Corporation dated April 1, 1999. Portions have been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.19 in the

Company’s Annual Report of Form 10-K /A for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002 which is incorporated herein by reference.

10.5

License Agreement between the Company and Invacare Corporation July 23, 1997 has been omitted pursuant to a request for confidential treatment. Reference is made to Exhibit 10.20 in our Annual Report on Form 10-K for the Fiscal Year ended March 31, 2001 (No. 1-10869) filed on February 15, 2002, which is incorporated herein by reference.

10.6

UQM Technologies, Inc. 2002 Equity Incentive Plan. Reference is made to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (No.1-10869) filed on June 26, 2002, which is incorporated herein by reference.

10.7

Employment Agreement between the Company and William G. Rankin. Reference is made to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (No. 1-10869) filed on January 28, 2004 that is incorporated herein by reference.

10.8

Employment Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (No. 1-10869) filed on January 28, 2004 that is incorporated herein by reference.

10.9

Purchase Agreement between UQM Electronics, Inc. and CD&M Electronics, Inc. dated May 18, 2004. Reference is made to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended March 31, 2004, which is incorporated herein by reference.

10.10

Sublease Agreement Between CD&M Electronics, Inc. and UQM Electronics, Inc. dated May 18, 2004. Reference is made to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended March 31, 2004, which is incorporated herein by reference.

10.11

Consent to Sublease between Elm Point Investment Company, L.L.C., UQM Electronics, Inc., and CD&M Electronics, Inc. dated May 18, 2004. Reference is made to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended March 31, 2004, which is incorporated herein by reference.

10.12

Underwriting Agreement dated November 1, 2004. Reference is made to Exhibit 1.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (No. 1-10869) filed on January 27, 2005, which is incorporated herein by reference.

10.13	Form of Warrant. Reference is made to Exhibit 4.1 of Amendment Number One to our Registration Statement on Form S-3 (No. 333-75520) filed on March 20, 2002, which is incorporated herein by reference.

10.14

Form of Warrant. Reference is made to Exhibit 4.2 of our Post Effective Amendment Number One to the Registration Statement on Form S-2 (No. 333-118528) filed on November 5, 2004, which is incorporated herein by reference.

10.15	Description of UQM Technologies, Inc. Stock Bonus Plan.

10.16	Description of Director Compensation Arrangement

10.17	Amendment to the Employment Agreement of Donald A. French

10.18	Form of Indemnification Agreement

10.19	Form of Incentive Stock Option Agreement

10.20	Form of Non-Qualified Stock Option Agreement

21.0	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 25th day of May, 2005.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation
By:	"William G. Rankin"
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.
Signature	Title	Date
"William G. Rankin" William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 25, 2005
"Donald A. French" Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 25, 2005
"Ernest H. Drew" Ernest H. Drew	Director	May 25, 2005
"Stephen J. Roy" Stephen J. Roy	Director	May 25, 2005
"Jerome Granrud" Jerome Granrud	Director	May 25, 2005
"Don Vanlandingham" Don Vanlandingham	Director	May 25, 2005