Form 10-Q
period 2005-06-30
UQM TECHNOLOGIES INC
filed 2005-08-03
CIK 315449

                         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 29, 2005 was 24,544,194.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
	June 30, 2005	March 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 8,692,548	5,788,232
Short-term investments	2,484,004	2,220,594
Accounts receivable	674,109	890,509
Costs and estimated earnings in excess of billings on
uncompleted contracts	442,732	435,925
Inventories	481,957	648,173
Prepaid expenses and other current assets	291,048	109,198
Total current assets	13,066,398	10,092,631

Property and equipment, at cost:
Land	181,580	181,580
Building	2,295,067	2,292,687
Machinery and equipment	2,459,126	2,422,034
	4,935,773	4,896,301
Less accumulated depreciation	(2,509,022)	(2,443,590)
Net property and equipment	2,426,751	2,452,711

Patent and trademark costs, net of accumulated
amortization of $473,361 and $450,011	592,468	613,448

Other assets	850	850

Total assets	$ 16,086,467	13,159,640

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	June 30, 2005	March 31, 2005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 336,656	678,007
Other current liabilities	367,576	269,746
Current portion of long-term debt	137,689	135,255
Liabilities and commitments of discontinued
operations	157,581	154,287
Billings in excess of costs and estimated
earnings on uncompleted contracts	59,856	66,510
Total current liabilities	1,059,358	1,303,805

Long-term debt, less current portion	775,653	810,915
Long-term liabilities and commitments of discontinued
operations	57,051	57,051
	832,704	867,966

Total liabilities	1,892,062	2,171,771

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 24,544,194 and 23,177,133
shares issued and outstanding, respectively	245,442	231,771
Additional paid-in capital	68,691,645	64,767,975
Accumulated deficit	(54,742,682)	(54,011,877)

Total stockholders’ equity	14,194,405	10,987,869

Total liabilities and stockholders’ equity	$ 16,086,467	13,159,640

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
	Quarter Ended June 30,
	2005	2004
Revenue:
Contract services	$ 467,588	415,990
Product sales	685,617	268,006
	1,153,205	683,996

Operating costs and expenses:
Costs of contract services	662,556	581,567
Costs of product sales	603,686	234,680
Research and development	30,320	52,036
Production engineering	166,690	-
General and administrative	448,445	499,707
Impairment of long-lived assets	1,455	2,234
	1,913,152	1,370,224

Loss from continuing operations
before other income (expense)	(759,947)	(686,228)

Other income (expense):
Interest income	56,165	8,367
Interest expense	(16,592)	(19,860)
	39,573	(11,493)

Loss from continuing operations	(720,374)	(697,721)

Discontinued operations:
Loss from operations of discontinued
electronic products segment	(10,431)	(17,182)

Net loss	$ (730,805)	(714,903)

Net loss per common share - basic
and diluted:
Continuing operations	$ (.03)	(.04)
Discontinued operations	-	-
	$ (.03)	(.04)

Weighted average number of shares of common
stock outstanding - basic and diluted	23,193,205	19,574,172

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
	Quarter Ended June 30,
	2005	2004
Cash flows from operating activities of continuing operations:
Net loss	$ (730,805)	(714,903)
Loss from discontinued operations	10,431	17,182
Loss from continuing operations	(720,374)	(697,721)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	88,782	92,058
Impairment of long-lived assets	1,455	2,234
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	209,593	(61,685)
Inventories	166,216	(203,247)
Prepaid expenses and other current assets	(181,850)	(184,233)
Accounts payable and other current liabilities	(243,521)	243,051
Billings in excess of costs and estimated earnings on
uncompleted contracts	(6,654)	12,520
Net cash used in operating activities	(686,353)	(797,023)

Cash flows from investing activities of continuing operations:
Purchase of short-term investments	(263,410)	(397)
Acquisition of property and equipment	(39, 472)	(30,895)
Patent and trademark costs	(3,825)	(20,349)
Net cash used in investing activities	(306,707)	(51,641)

Cash flows from financing activities of continuing operations:
Proceeds from borrowing	-	143,962
Repayment of debt	(32,828)	(78,063)
Issuance of common stock in private placement, net of placement costs	3,933,202	-
Issuance of common stock upon exercise of employee stock options	-	726
Issuance of common stock under employee stock purchase plan	4,139	4,547
Repayment of note receivable from officer	-	2,057
Net cash provided by financing activities	3,904,513	73,229

Net cash provided by (used in) continuing operations	2,911,453	(775,435)
Net cash provided by (used in) operating activities of discontinued operations	(7,137)	658,336
Increase (decrease) in cash and cash equivalents	2,904,316	(117,099)
Cash and cash equivalents at beginning of quarter	5,788,232	2,959,548
Cash and cash equivalents at end of quarter	$ 8,692,548	2,842,449

Supplemental cash flow information:
Interest paid in cash during the quarter	$ 16,731	20,186

Non-cash investing and financing transactions – none.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)
(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2005.

(2)

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

Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, pro forma net loss and pro forma net loss per common share would have been the amounts indicated in the following table:

	Quarter Ended June 30,
	2005	2004

Net loss – as reported	$ (730,805)	(714,903)
Deduct: Additional stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects:
Current period option grants	(5,250)	-
Prior period option grants	(129,104)	(145,844)
Pro forma net loss	$ (865,159)	(860,747)

Net loss per common share:
Basic and diluted - as reported	$ (0.03)	(0.04)

Basic and diluted - pro forma	$ (0.04)	(0.04)
No options were granted during the quarter ended June 30, 2004. The fair value of stock options granted during the quarter ended June 30, 2005 were calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

Expected volatility	49.0%	-
Expected dividend yield	0.0%	-
Risk free interest rate	4.4%	-
Expected life of options granted	6 years	-
Weighted average fair value of options
granted as computed under the Black
Scholes option-pricing model	$ 2.10 per	-
	option

Future pro forma compensation cost by fiscal year, assuming no additional grants by us to employees and directors, is as follows:

Fiscal Year Ended March 31,		Pro Forma Compensation Expense
2006	(July 1, 2005 through
	March 31, 2006)	$ 355,395
2007		$ 344,066
2008		$ 120,727

(3)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in the Company’s name at two major financial institutions who hold custody of the investments. All of the Company’s investments are held-to-maturity investments that the Company has the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with an original maturity of less than one year from the balance sheet date are classified as short-term.

          As of June 30, 2005, the contractual maturities of held-to-maturity securities were as follows:

Time to maturity
90 days to six months	six months to one year
$ 1,763,975	$ 720,029

(4)

At June 30, 2005, the estimated period to complete contracts in process ranged from one to fourteen months and we expect to collect substantially all related accounts receivable arising therefrom within fifteen months. Contracts in process consist of the following:

	June 30, 2005	March 31, 2005
	(unaudited)

Costs incurred on uncompleted contracts	$ 2,911,718	3,343,770
Estimated earnings	103,423	190,619
	3,015,141	3,534,389
Less billings to date	(2,632,265)	(3,164,974)
	$ 382,876	369,415

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 442,732	435,925
Billings in excess of costs and estimated earnings on
uncompleted contracts	(59,856)	(66,510)
	$ 382,876	369,415
(5)	Inventories consist of:
	June 30, 2005	March 31, 2005
	(unaudited)

Raw materials	$ 364,664	429,555
Work-in-process	70,349	127,635
Finished products	46,944	90,983
	$ 481,957	648,173

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value of our inventories.
(6)	Other current liabilities consist of:
	June 30, 2005	March 31, 2005
	(unaudited)

Accrued legal and accounting fees	$ 85,780	41,500
Accrued payroll and employee benefits	100,650	81,835
Accrued personal property and real estate taxes	31,116	16,219
Accrued warranty costs	53,480	48,690
Accrued insurance	62,465	-
Customer deposits	6,750	49,600
Other	27,335	31,902
	$ 367,576	269,746

(7)	Common Stock, Common Stock Options and Warrants

Private Placement

On June 30, 2005, we completed a private placement of 1,365,188 shares of our common stock to two institutional investors at a purchase price of $2.93 per share which resulted in cash proceeds, net of the placement costs, of $3,933,202.

Employee Stock Bonus Plan

As of June 30, 2005, we had 54,994 shares of common stock available for future grant to employees, directors and consultants under its Employee Stock Bonus Plan ("Stock Plan"). The Board of Directors may, in its discretion, impose vesting schedules or transfer or other restrictions with respect to stock granted under the plan and may require the payment of a purchase price for shares issued under the Stock Plan.

Incentive and Non-Qualified Option Plans

As of June 30, 2005, we had 274,602 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the Plan is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the optionholder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans for the period March31, 2004 through June 30, 2005:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at March 31, 2004	2,994,453	$ 4.85
Granted	470,000	$ 2.27
Exercised	(1,568)	$ 2.62
Forfeited	(583,680)	$ 5.49
Outstanding at March 31, 2005	2,879,205	$ 4.30
Granted	30,000	$ 4.04
Forfeited	(622)	$ 2.21

Outstanding at June 30, 2005	2,908,583	$ 4.30

Exercisable at June 30, 2005	2,016,332	$ 5.13

The following table presents summarized information about stock options outstanding under the Plans at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.16 - $ 3.31	1,497,028	7.2 years	$ 2.61	634,777	$ 2.94
$ 4.04 - $ 4.75	706,069	3.9 years	$ 4.22	676,069	$ 4.23
$ 7.13 - $ 8.75	705,486	4.1 years	$ 7.96	705,486	$ 7.96
$ 2.16 - $ 8.75	2,908,583	5.7 years	$ 4.30	2,016,332	$ 5.13

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2005, we had 411,891 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Directors Plan are available for re-issuance at a future date.

There was no activity under the Director’s Plan for the quarter ended June 30, 2005 and options to acquire 62,834 shares with a weighted average exercise price of $2.76 were outstanding at March 31, 2005, all of which were exercisable.

The following table presents summarized information about stock options outstanding for non-employee directors at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.30 - $ 3.40	61,857	1.4 years	$ 2.68	61,857	$ 2.68
$ 7.63 - $ 7.63	977	4.8 years	$ 7.63	977	$ 7.63
$ 2.30 - $ 7.63	62,834	1.5 years	$ 2.76	62,834	$ 2.76

Warrants

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at June 30, 2005.

In October 2003, we completed a follow-on offering of 720,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at June 30, 2005.

In April 2002, we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of our common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All warrants other than the placement agent’s warrants expired unexercised. All of the placement agent warrants were outstanding at June 30, 2005.
(8)	Significant Customer

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $383,000 and $124,037 for the quarters ended June 30, 2005 and 2004, respectively, which was 33 percent and 18 percent of total revenue, respectively. We expect that revenue from this customer arising from the manufacture of new production motors will phase-out by December 31, 2005. Revenue from new production motors was $255,000, or 67 percent, of total revenue from Invacare Corporation for the quarter ended June 30, 2005.

This customer also represented 48 percent and 36 percent of total accounts receivable as of June 30, 2005 and March 31, 2005, respectively. Inventories purchased and processed for this customers products,consisting of raw materials, work-in-progress and finished goods totaled $290,924 and $161,361 as of June 30, 2005 and March 31, 2005, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $336,166 and $230,038 for the quarters ended June 30, 2005 and 2004, respectively. Accounts receivable from government-funded contracts represented 11 percent and 18 percent of total accounts receivable as of June 30, 2005 and March 31, 2005, respectively.
(9)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to substantial doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an estimate of the potential shortfall under our master lease should payments under the sublease obligation not be fully honored. At June 30, 2005 liabilities and commitments of discontinued operations totaled $214,632 of which $204,985 was associated with the lease commitment and $9,647 was accounts payable.

The operating results of this business for the quarters ended June 30, 2005 and 2004 has been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net loss from the discontinued electronic products segment is shown in the following table:
Quarter Ended June 30,
	2005	2004
Net loss of electronic products segment	$ (10,431)	(17,182)

Assets and liabilities of the discontinued electronic products segment were as follows:
	June 30, 2005	March 31, 2005

Accounts payable and other liabilities	$ 9,647	$ 6,353
Liabilities and commitments	147,934	147,934
Total current liabilities	157,581	154,287
Long-term liabilities and commitments	57,051	57,051
Liabilities and commitment of discontinued operations	$ 214,632	$ 211,338

(10)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2005 and 2004, options to purchase 2,971,417 and 2,718,524 shares of common stock, respectively, and warrants to purchase 548,009, and 188,009 shares of common stock, respectively, were outstanding. For the quarters ended June 30, 2005 and 2004, respectively, options and warrants for 1,378,326 and 2,078,441 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 394,633 shares and 124,957 shares of common stock for the quarters ended June 30, 2005 and 2004, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(11)	Segments

At June 30, 2005, we have two reportable segments: technology and power products. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 9, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation is no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment were 74 percent and 26 percent for the quarter ended June 30, 2005, and were 67 percent and 33 percent for the quarter ended June 30, 2004, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $9,900 and $54,600 for the quarters ended June 30, 2005 and 2004, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $46,041 and $44,085 for the quarters ended June 30, 2005 and 2004, respectively, and were eliminated upon consolidation.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2005:
		Power
	Technology	Products	Total
Revenue	$ 725,144	428,061	1,153,205
Interest income	53,756	2,409	56,165
Interest expense	-	(16,592)	(16,592)
Depreciation and amortization	(60,274)	(28,508)	(88,782)
Segment earnings (loss) from continuing operations	(748,588)	28,214	(720,374)
Assets of continuing operations	13,208,642	2,877,825	16,086,467
Expenditures for segment assets	$ (16,978)	(26,319)	(43,297)

Segment information below has been classified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2004:
		Power
	Technology	Products	Total
Revenue	$ 462,590	221,406	683,996
Interest income	7,053	1,314	8,367
Interest expense	(1,121)	(18,739)	(19,860)
Depreciation and amortization	(64,094)	(27,964)	(92,058)
Segment loss from continuing operations	(653,556)	(44,165)	(697,721)
Assets of continuing operations	4,948,256	2,835,474	7,783,730
Expenditures for segment assets	$ (50,497)	(747)	(51,244)

(12)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire on December 31, 2007. The aggregate future compensation under these employment agreements, including potential retirement payouts during the current term, is $1,635,500.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expire at various times through 2007. At June 30, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year were $447,848.

In May 2004 we completed the sale of the assets of our electronic products segment. The purchaser completed a sublease agreement with us whereby it effectively assumed the remaining lease obligation under our master lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligations, we recorded a liability in the amount of $204,985, which represents our best estimate of the present value of future cash out-flows that may arise if the sublessee defaults on the sublease prior to the completion of its term. Our obligations under the master lease in excess of the liability recorded at June 30, 2005 total $268,303.

At June 30, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows

Year Ending March 31:

2006	$ 195,704
2007	252,144
$ 447,848

Rental expense under these leases, after deducting sublease payments of $63,036 and $51,774 for the quarters ended June 30, 2005 and 2004, respectively, was $4,211 and $15,473.

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
(13)	New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and correction of errors. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material effect on our consolidated financial statements when implemented.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect FIN 47 to have a material effect on our consolidated financial statements when implemented.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards as compensation cost based on the fair value of the SBP on the date of issuance. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, we will be required to adopt SFAS 123R in the first quarter of fiscal year 2007, beginning April 1, 2006. We are evaluating the impact of this standard on our consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things the development of markets for our products; the adequacy of our cash balances and liquidity to meet future operating needs, our ability to issue equity or debt securities; and the effect of legal actions and claims that we are involved in. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5 Other Information.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for three principal customers – Invacare Corporation, Ballard Power Systems, Inc. and Keith Products, Inc. For the quarters ended June 30, 2005 and 2004, revenue derived from funded engineering activities was $467,588 and $415,990, respectively. On June 30, 2005 we completed a private placement of our common stock to two institutional investors which generated net cash proceeds of $3.9 million raising our available cash and short-term investments upon completion of the private placement to $11.2 million. We expect to use the proceeds together with our other cash balances to fund a modification in our business strategy that allows us to invest in selective customer projects that we believe will result in volume production and to expand our production engineering and business development groups in anticipation of the continued emergence of the market for hybrid electric vehicles. Hybrid electric vehicles require electric motors and generators of the type we design and manufacture, and we intend to aggressively pursue both this emerging market as well as conventional markets where electric motors and generators are currently in use. Despite the reallocation of engineering resources to these activities, and cost-overruns on certain customer programs, our revenue from funded research and development increased by approximately 12.4 percent to $467,588 during the quarter ended June 30, 2005 versus the comparable quarter last year. Expenditures on production engineering activities for the quarter ended June 30, 2005 rose to $166,690 versus $125,486 for the preceding quarter ended March 31, 2005 reflecting the hiring of additional staff. Product sales revenue for the quarter ended June 30, 2005 rose to $685,617 versus $268,006 for the comparable quarter last fiscal year due to increased sales of wheelchair motors and increased prototype product sales. However we continue to expect that sales of new production wheelchair motors will phase–out by December 31, 2005, although sales of field service wheelchair motors are expected to continue indefinitely.

Loss from continuing operations for the quarter ended June 30, 2005 was $720,374, or $0.03 per common share, versus a loss of $697,721, or $0.04 per common share, for the comparable quarter last year. The increase in losses for the quarter versus the comparable quarter last year is generally attributable to higher expenditures for production engineering.

In May 2004, we divested our contract electronics manufacturing business that was not a core business activity. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed $10,431, or nil per common share to our losses for the quarter ended June 30, 2005 and $17,182, or nil per common share to our losses for the comparable quarter last year.

We believe our existing cash and short-term investments, which amounted to approximately $11.2 million at June 30, 2005, will be adequate to fund the modification in our business strategy described above, as well as, the launch of new production products over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments were $11,176,552 versus $8,008,826, and working capital (the excess of current assets over current liabilities) was $12,007,040 compared with $8,788,826, at June 30, 2005 and March 31, 2005, respectively. The increase in cash and short-term investments and working capital is primarily attributable to proceeds from a private placement completed on June 30, 2005, which resulted in cash proceeds, net of placement costs, of $3,933,202.

Accounts receivable decreased $216,400 to $674,109 at June 30, 2005 from $890,509 at March 31, 2005. The decrease is primarily attributable to improved collections during the first quarter of fiscal 2006. Historically, we have had nominal bad debt expense arising from uncollectible accounts receivable due to the high credit quality of our customers. Accordingly, no allowance for bad debts has been recorded at June 30, 2005 or March 31, 2005, respectively.

Costs and estimated earnings on uncompleted contracts increased $6,807 to $442,732 at June 30, 2005 versus $435,925 at March 31, 2005. The increase is due to less favorable billing terms on contracts in process at June 30, 2005 versus March 31, 2005. Estimated earnings on contracts in process declined to $103,423 or 3.4 percent of contracts in process of $3,015,141 at June 30, 2005 compared to estimated earnings on contracts in process of $190,619 or 5.4 percent of contracts in process of $3,534,389 at March 31, 2005. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects.

Inventories decreased $166,216 to $481,957 at June 30, 2005 principally due to lower levels of raw material, work-in-process and finished goods inventories which decreased $64,891, $57,286 and $44,039, respectively. The decreases in raw materials inventories are attributable to higher production levels of wheelchair propulsion motors. The decrease in work-in-process and finished goods inventories is attributable to increased shipments of low volume motors and controllers.

Prepaid expenses increased to $291,048 at June 30, 2005 from $109,198 at March 31, 2005 reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

We invested $39,472 for the acquisition of property and equipment during the quarter ended June 30, 2005 compared to $30,895 during the comparable quarter last fiscal year. The increase in capital expenditures is primarily due to an investment in equipment for the manufacturing area of our facility.

Accounts payable decreased $341,351 to $336,656 at June 30, 2005 from $678,007 at March 31, 2005, primarily due to the payment of invoices arising from higher levels of raw material purchases in the previous quarter.

Other current liabilities increased $97,830 to $367,576 at June 30, 2005 from $269,746 at March 31, 2005. The increase is primarily attributable to higher levels of accrued legal and accounting fees, accrued payroll and employee benefits, and accrued personal property and real estate taxes, and other accrued liabilities.

Liabilities and commitments of discontinued operations were $157,581 at June 30, 2005 compared to $154,287 at March 31, 2005. The balance at June 30, 2005 and March 31, 2005, respectively, represent legal fees associated with the Hussmann litigation (see also note 12 to the consolidated financial statements) and the current portion of the accrued lease obligations reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor. Long-term accrued lease obligation was $57,051 at June 30, 2005 and March 31, 2005 reflecting the estimated long-term obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor.  See also note 9 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $6,654 to $59,856 at June 30, 2005 from $66,510 at March 31, 2005 reflecting reduced levels of billings on engineering contracts during the quarter ended June 30, 2005 versus March 31, 2005.

Long-term debt, less current portion decreased $35,262 to $775,653 at June 30, 2005 from $810,915 at March 31, 2005 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $245,442 and $68,691,645, respectively, at June 30, 2005 compared to $231,771 and $64,767,975 at March 31, 2005. The increases were primarily attributable to completion of a private placement of 1,365,188 shares of common stock to two institutional investors. Net cash proceeds to the Company from the private placement was $3,933,202.

Results of Continuing Operations

Continuing operations for the first quarter ended June 30, 2005, resulted in a loss of $720,374, or $0.03 per common share, compared to a loss from continuing operations of $697,721, or $0.04 per common share for the same quarter last year. The increase in the loss from continuing operations for the quarter is primarily attributable higher levels of production engineering expenses.

Revenue from contract services rose $51,598, or 12.4 percent, to $467,588 at June 30, 2005 compared to $415,990 for the comparable quarter last year. The increase is primarily attributable to improved staff utilization on revenue generating programs.

Product sales for the first quarter more than doubled to $685,617 compared to $268,006 for the comparable quarter last year. Power products segment revenue for quarter ended June 30, 2005 more than doubled to $428,061 compared to $221,406 for the comparable quarter last year due to increased shipments of wheelchair propulsion motors. We expect that sales of new production wheelchair propulsion motors will phase–out by December 31, 2005, although sales of field service units are expected to continue for the foreseeable future. Technology segment product revenue for the first quarter increased six-fold to $257,556 compared to $46,600 for first quarter last fiscal year due to increased shipments of low volume motors and controllers.

Gross profit margins for the quarter ended June 30, 2005 improved to negative 9.8 percent compared to a negative 19.3 percent for the comparable quarter last year primarily due to higher aggregate dollar amounts of gross profit margin on product sales associated with higher product sales revenue. Gross profit on contract services was a negative 41.7 percent for the first quarter this fiscal year compared to a negative 39.8 percent for the first quarter last year. The decrease in contract services margins for the first quarter this fiscal year versus the same quarter last fiscal year is due to higher levels of cost overruns on engineering contracts in the current quarter versus the comparable quarter last year. Gross profit margin on product sales for the first quarter this year was 11.9 percent compared to 12.4 percent for the first quarter last year. The decrease in margins on product sales for the first quarter is attributable to lower margins on low volume product sales compared to the same period last year.

Research and development expenditures for quarter ended June 30, 2005 decreased to $30,320 compared to $52,036 for the quarter ended June 30, 2004. The decrease was primarily due to reduced levels of work applied to cost-share type contracts and internally-funded programs.

Production engineering costs were $166,690 for the first quarter versus zero for the same quarter last year. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for newly hired manufacturing management and staff personnel.

General and administrative expense for the quarter ended June 30, 2005 was $448,445 compared to $499,707 for the same quarter last year. The decrease is primarily attributable to severance expense for an executive who retired in the comparable quarter last year.

Interest income rose to $56,165 for the first quarter compared to $8,367 for the comparable quarter last year. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the current quarter.

Interest expense decreased to $16,592 for the first quarter versus $19,860 for the comparable quarter last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. However, we are the primary obligor on the lease and due to substantial doubt regarding the sublessee’s financial capability to meet its obligation under the sublease, we have recorded an estimate of the potential shortfall under our master lease should payments under the sublease obligation not be fully honored. At June 30, 2005 liabilities and commitments of discontinued operations totaled $214,632 of which $204,985 was associated with the lease commitment and $9,647 was accounts payable and other current liabilities.

The operating results of this business for the quarter ended June 30, 2005 and 2004, respectively, has been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from discontinued operations for the quarter ended June 30, 2005 was $10,431, or nil per common share, compared to a loss from discontinued operations of $17,182, or nil per common share and represents legal fees incurred on the Hussman litigation. See also Note 12 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2005 were adequate to meet operating needs. At June 30, 2005, we had working capital (the excess of current assets over current liabilities) of $12,007,040 compared to $8,788,826 at March 31, 2005. The increase of $3,218,214 in working capital is primarily attributable to cash proceeds net of placement costs of $3,933,202 received from a private placement of common stock completed on June 30, 2005, lower levels of accounts receivable and inventories, which were partially offset by lower levels of accounts payable.

For the quarter ended June 30, 2005 net cash used in operating activities of continuing operations was $686,353 compared to net cash used in operating activities of $797,023 for the comparable quarter last year. The decrease in cash used in operating activities for the quarter ended June 30, 2005 versus the prior year comparable quarter was primarily attributable to higher levels of cash provided from collections of accounts receivables and the reduction of inventories.

Net cash used in investing activities of continuing operations for the quarter ended June 30, 2005 was $306,707 compared to cash used by investing activities of $51,641 for the comparable quarter last year. The increase for the quarter was due to cash used for the purchase of short-term securities of $263,410 and increased levels of capital expenditures compared to the same quarter last year.

Net cash provided by financing activities of continuing operations was $3,904,513 for the quarter ended June 30, 2005 versus $73,229 for the first quarter last year. The increase is primarily attributable to cash proceeds from the sale of common stock in a private placement in the first quarter this year.

Our mortgage debt facility requires us to comply with certain financial covenants in order for the mortgage to continue to be available on a long-term basis. At June 30, 2005, we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources are sufficient to fund our expected level of operations for the next several years. During the last year, the emerging market for hybrid electric automobiles began to expand at an unexpected rate due to the market success of hybrid electric passenger cars introduced by various automakers. As a result, several additional automakers have announced planned introductions of similar vehicles and others are expected to follow as the market acceptance of these vehicles continues to grow. In addition, truck manufacturers, off-road vehicle manufacturers and numerous other vehicle manufacturers are considering hybrid electric systems for use in the vehicles they manufacture and market. As a result of this industry trend, we expect expanded demand for our proprietary propulsion systems, which are suited for a wide range of hybrid electric vehicle platforms. In order to capitalize on this anticipated expansion in demand, we have begun, and expect to continue, to make substantial investments from our available cash and short-term investments for additional human resources, manufacturing facilities and equipment, production and application engineering, among other things. We expect to fund our operations over at least the next several years from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2005:
Tabular Disclosure of Contractual Obligations
	Payments Due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$ 913,342	137,689	278,461	497,192	-
Operating lease obligations	447,848	258,740	189,108	-	-
Purchase obligations	258,082	258,082	-	-	-
Executive compensation under
employment agreements**	1,635,500	447,000	929,500	259,000	-
Total	$ 3,254,772	1,101,511	1,397,069	756,192	-

**Includes potential retirement obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2005 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, recoverability of inventories, warranty costs and potential future lease obligations arising from discontinued operations. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

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

Accordingly, we have recorded a liability at June 30, 2005 in the amount of $204,985, which represents our best estimate of the present value of future cash out-flows that may arise if the sublessee defaults on the sublease prior to the completion of its term. Our assessments of the timing of a potential default, if any, together with estimates of potential future sublease rental rates and our ability to sublease the facility at all, in the event of default, could change materially based on future developments and events. Any change in these estimates could result in a material adverse change in our financial condition and results of operations, in an amount up to our obligations under the lease which are an additional $268,303 at June 30, 2005.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2005 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and correction of errors. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material effect on our consolidated financial statements when implemented.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect FIN 47 to have a material effect on our consolidated financial statements when implemented.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards as compensation cost based on the fair value of the SBP on the date of issuance. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, we will be required to adopt SFAS 123R in the first quarter of fiscal year 2007, beginning April 1, 2006. We are evaluating the impact of this standard on our consolidated financial statements.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate (7% at June 30, 2005). The interest rate on these instruments approximates current market rates as of June 30, 2005. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,348 on an annual basis on outstanding borrowings at June 30, 2005 with adjustable interest rate provisions.

ITEM 4. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as defined by Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. Our control system, has been designed to provide reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning control effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our finance organization.

The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, a "significant deficiency" is an internal control deficiency that, alone or in the aggregate with others, results in more than a remote likelihood that a misstatement of a company’s financial statements that is more than inconsequential in amount will not be prevented or detected. Auditing literature defines a "material weakness" as a significant deficiency that, alone or in the aggregate with others, results in more than a remote likelihood that a material misstatement in a company’s financial statements will not be prevented or detected. During the course of our evaluation this quarter, we identified a variety of internal control procedures that should be changed to improve the effectiveness of our internal controls. The changes in internal controls over financial reporting implemented during the quarter related primarily to enhanced segregation of duties amongst our personnel, additional safeguards over access to company assets and information systems and additional review and approval requirements for certain transactions. We do not believe that any of the internal control procedures we modified represented a material weakness prior to its modification nor did any change implemented in our internal control over financial reporting materially affect, or is reasonably likely to materially affect, our internal control over financial reporting in a manner requiring disclosure in accordance with Item 308(c) of Regulation S-K. We expect to continue to review and enhance certain internal control procedures in connection with the implementation of Sarbanes-Oxley Section 404.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective, at the reasonable assurance level, in: 1) identifying material information required to be disclosed in Exchange Act Reports; 2) providing that material information is recorded, processed, summarized and reported within the time periods specified by the SEC; and 3) providing that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

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

ITEM 5. OTHER INFORMATION

Amendment to Employment Agreement of William G. Rankin

The Company’s President and Chief Executive Officer, William G. Rankin, is a party to an employment agreement with the Company, incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as Exhibit 10.7. The Company’s Compensation Committee authorized a $31,000 increase in Mr. Rankin’s annual salary under the employment agreement, effective August 1, 2005.

Risk Factors

The following factors, other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

We have incurred significant losses and may continue to do so.

We have incurred significant losses. For the quarters ended June 30, 2005 and 2004 our net loss was $730,805 and $714,903. For the fiscal years ended March 31, 2005, 2004 and 2003 our net loss was $1,868,896, $4,786,953 and $3,598,650, respectively.

Our accumulated deficit at June 30, 2005 was $54,742,682 and our accumulated deficit at March 31, 2005 and 2004 was $54,011,877 and $52,142,981, respectively.

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter ended June 30, 2005 was $730,805 versus a net loss for the comparable period last year of $714,903. At June 30, 2005, our cash balances and short term investments totaled $11,176,552. For our most recently completed fiscal year ended March 31, 2005 we had a net loss of $1,868,896. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure you, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1 Securities Purchase Agreement. Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2005, which is incorporated herein by reference.

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxely Act of 2002

Reports on Form 8-K

Report regarding private placement of common stock filed June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: August 2, 2005
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)