Form 10-Q
period 2005-09-30
UQM TECHNOLOGIES INC
filed 2005-10-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes   X  No

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at October 26, 2005 was 24,667,599.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (unaudited)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
September 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 4,109,719	5,788,232
Short-term investments	6,519,862	2,220,594
Accounts receivable	749,377	890,509
Costs and estimated earnings in excess of billings on
uncompleted contracts	437,353	435,925
Inventories	546,084	648,173
Prepaid expenses and other current assets	270,373	109,198
Total current assets	12,632,768	10,092,631

Property and equipment, at cost:
Land	181,580	181,580
Building	2,295,067	2,292,687
Machinery and equipment	2,483,262	2,422,034
	4,959,909	4,896,301
Less accumulated depreciation	(2,571,352)	(2,443,590)
Net property and equipment	2,388,557	2,452,711

Patent and trademark costs, net of accumulated
amortization of $496,711 and $450,011	579,675	613,448

Other assets	850	850

Total assets	$ 15,601,850	13,159,640

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	September 30, 2005	March 31, 2005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 315,198	678,007
Other current liabilities	342,971	269,746
Current portion of long-term debt	140,167	135,255
Liabilities and commitments of discontinued
operations	113,237	154,287
Billings in excess of costs and estimated
earnings on uncompleted contracts	138,608	66,510
Total current liabilities	1,050,181	1,303,805

Long-term debt, less current portion	739,752	810,915
Long-term liabilities and commitments of discontinued
operations	28,164	57,051
	767,916	867,966

Total liabilities	1,818,097	2,171,771

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 24,628,318 and 23,177,133
shares issued and outstanding, respectively	246,283	231,771
Additional paid-in capital	68,856,860	64,767,975
Accumulated deficit	(55,319,390)	(54,011,877)

Total stockholders’ equity	13,783,753	10,987,869

Total liabilities and stockholders’ equity	$ 15,601,850	13,159,640

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
Quarter Ended September 30,		Six Months Ended September 30,
2005	2004	2005	2004
Revenue:
Contract services	$ 470,276	591,309	937,864	1,007,299
Product sales	413,724	643,168	1,099,341	911,174
	884,000	1,234,477	2,037,205	1,918,473

Operating costs and expenses:
Costs of contract services	471,758	582,501	1,134,314	1,164,068
Costs of product sales	327,198	550,053	930,884	784,733
Research and development	103,532	43,639	133,852	95,675
Production engineering	172,876	-	339,566	-
General and administrative	418,608	436,050	867,053	935,757
Impairment of long-lived assets	-	-	1,455	2,234
	1,493,972	1,612,243	3,407,124	2,982,467

Loss from continuing operations
before other income (expense)	(609,972)	(377,766)	(1,369,919)	(1,063,994)

Other income (expense):
Interest income	81,833	8,422	137,998	16,789
Interest expense	(15,824)	(19,117)	(32,416)	(38,977)
Other	525	10,000	525	10,000
	66,534	(695)	106,107	(12,188)

Loss from continuing operations	(543,438)	(378,461)	(1,263,812)	(1,076,182)

Discontinued operations – loss from operations
of discontinued electronic products segment	(33,270)	(1,790)	(43,701)	(18,972)

Net loss	$ (576,708)	(380,251)	(1,307,513)	(1,095,154)

Net loss per common share - basic
and diluted:
Continuing operations	$ (0.02)	(0.02)	(0.05)	(0.06)
Discontinued operations	-	-	-	-
	$ (0.02)	(0.02)	(0.05)	(0.06)

Weighted average number of shares of common
stock outstanding - basic and diluted	24,552,704	19,574,730	23,876,669	19,574,452

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities of continuing operations:
Net loss	$ (1,307,513)	(1,095,154)
Loss from discontinued operations	43,701	18,972
Loss from continuing operations	(1,263,812)	(1,076,182)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	177,273	180,627
Impairment of long-lived assets	1,455	2,234
Gain on disposal of property and equipment	-	(10,000)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	139,704	(59,789)
Inventories	102,089	(24,844)
Prepaid expenses and other current assets	(161,175)	(152,152)
Accounts payable and other current liabilities	(289,584)	42,658
Billings in excess of costs and estimated earnings on
uncompleted contracts	72,098	(82,605)
Net cash used in operating activities	(1,221,952)	(1,180,053)

Cash flows from investing activities of continuing operations:
Purchase of short-term investments	(4,299,268)	(804)
Acquisition of property and equipment	(66,419)	(55,642)
Proceeds from the sale of property and equipment	-	10,000
Patent and trademark costs	(14,382)	(29,222)
Net cash used in investing activities	(4,380,069)	(75,668)

Cash flows from financing activities of continuing operations:
Proceeds from borrowing	-	143,962
Repayment of debt	(66,251)	(157,076)
Issuance of common stock in private placement, net of placement costs	3,885,858	-
Issuance of common stock upon exercise of employee
and director stock options	86,619	726
Issuance of common stock upon exercise of warrants	126,781	-
Issuance of common stock under employee stock purchase plan	4,139	4,547
Repayment of note receivable from officer	-	4,161
Net cash provided by (used in) financing activities	4,037,146	(3,680)

Net cash used in continuing operations	(1,564,875)	(1,259,401)
Net cash provided by (used in) operating activities of discontinued
operations	(113,638)	662,281
Decrease in cash and cash equivalents	(1,678,513)	(597,120)
Cash and cash equivalents at beginning of period	5,788,232	2,959,548
Cash and cash equivalents at end of period	$ 4,109,719	2,362,428

Supplemental cash flow information:
Interest paid in cash during the period	$ 32,868	39,422

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

Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, pro forma net loss and pro forma net loss per common share would have been the amounts indicated in the following table:

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net loss – as reported	$ (576,708)	(380,251)	(1,307,513)	(1,095,154)
Deduct: Additional stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects:
Current period option grants	(4,152)	(5,625)	(9,152)	(5,625)
Prior period option grants	(122,396)	(117,428)	(249,000)	(233,863)
Pro forma net loss	$ (703,256)	(503,304)	(1,565,665)	(1,334,642)

Net loss per common share:
Basic and diluted - as reported	$ (0.02)	(0.02)	(0.05)	(0.06)

Basic and diluted - pro forma	$ (0.03)	(0.03)	(0.07)	(0.07)

The fair value of stock options granted during the quarter and six months ended September 30, 2005 were calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	48.9%	48.3%	49.0%	48.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.0%	2.9%	4.2%	2.9%
Expected life of options granted	4 years	3 years	5 years	3 years
Weighted average fair value of options
granted as computed under the Black
Scholes option-pricing model	$ 1.24 per	$ 0.81 per	$ 1.80 per	$ 0.81 per
	option	option	option	option

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

          As of September 30, 2005, the contractual maturities of held-to-maturity securities were as follows:

Time to maturity
90 days to six months	six months to one year
$ 4,140,317	2,379,545
(4)

At September 30, 2005, the estimated period to complete contracts in process ranged from one to twenty-three months and we expect to collect substantially all related accounts receivable arising therefrom within twenty-four months. Contracts in process consist of the following:

	September 30, 2005	March 31, 2005

Costs incurred on uncompleted contracts	$ 2,367,822	3,343,770
Estimated earnings	97,680	190,619
	2,465,502	3,534,389
Less billings to date	(2,166,757)	(3,164,974)
	$ 298,745	369,415

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 437,353	435,925
Billings in excess of costs and estimated earnings on
uncompleted contracts	(138,608)	(66,510)
	$ 298,745	369,415

(5)	Inventories consist of:
	September 30, 2005	March 31, 2005

Raw materials	$ 376,557	429,555
Work-in-process	99,551	127,635
Finished products	69,976	90,983
	$ 546,084	648,173

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
(6)	Other current liabilities consist of:
	September 30, 2005	March 31, 2005

Accrued legal and accounting fees	$ 84,917	41,500
Accrued payroll and employee benefits	61,844	81,835
Accrued personal property and real estate taxes	45,603	16,219
Accrued warranty costs	39,300	48,690
Accrued insurance	39,730	-
Accrued losses on engineering contracts	18,708	14,543
Customer deposits	11,390	49,600
Other	41,479	17,359
	$ 342,971	269,746

(7)	Common Stock, Common Stock Options and Warrants

Private Placement

On June 30, 2005, we completed a private placement of 1,365,188 shares of our common stock to two institutional investors at a purchase price of $2.93 per share which resulted in cash proceeds, net of the placement costs, of $3,885,858.

Employee Stock Bonus Plan

As of September 30, 2005, we had 554,994 shares of common stock available for future grant to employees, directors and consultants under our Employee Stock Bonus Plan ("Stock Plan"). The Board of Directors may, in its discretion, impose vesting schedules or transfer or other restrictions with respect to stock granted under the plan and may require the payment of a purchase price for shares issued under the Stock Plan.

Incentive and Non-Qualified Option Plans

As of September 30, 2005, we had 1,782,136 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during a calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2012.

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

The following table summarizes activity under the Plans for the period March 31, 2004 through September 30, 2005:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at March 31, 2004	2,994,453	$ 4.85
Granted	470,000	$ 2.27
Exercised	(1,568)	$ 2.62
Forfeited	(583,680)	$ 5.49
Outstanding at March 31, 2005	2,879,205	$ 4.30
Granted	33,000	$ 3.96
Exercised	(18,500)	$ 2.41
Forfeited	(11,156)	$ 2.28

Outstanding at September 30, 2005	2,882,549	$ 4.32

Exercisable at September 30, 2005	2,008,785	$ 5.14

The following table presents summarized information about stock options outstanding under the Plans at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.16 - $ 3.31	1,470,994	6.9 years	$ 2.62	627,230	$ 2.95
$ 4.04 - $ 4.75	706,069	3.7 years	$ 4.22	676,069	$ 4.23
$ 7.13 - $ 8.75	705,486	3.9 years	$ 7.96	705,486	$ 7.96
$ 2.16 - $ 8.75	2,882,549	5.4 years	$ 4.32	2,008,785	$ 5.14

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2005, we had 398,960 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Directors Plan are available for re-issuance at a future date.

The following table summarizes activity under the Plan for the period March 31, 2004 through September 30, 2005:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at March 31, 2004	42,133	$ 3.58
Granted	27,777	$ 2.30
Exercised	(7,076)	$ 5.85
Outstanding at March 31, 2005	62,834	$ 2.76
Granted	12,931	$ 3.15
Exercised	(16,484)	$ 2.55

Outstanding at September 30, 2005	59,281	$ 2.90

Exercisable at September 30, 2005	59,281	$ 2.90

The following table presents summarized information about stock options outstanding for non-employee directors at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.30 - $ 3.40	58,304	1.9 years	$ 2.82	58,304	$ 2.82
$ 7.63 - $ 7.63	977	4.5 years	$ 7.63	977	$ 7.63
$ 2.30 - $ 7.63	59,281	2.0 years	$ 2.90	59,281	$ 2.90

Warrants

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share, which were recorded at fair value as a reduction of the proceeds of the offering. In September 2005, warrants to acquire 49,140 shares of common stock were exercised resulting in cash proceeds to us of $126,781. Warrants to acquire 310,860 shares of our common stock remain outstanding at September 30, 2005.

In October 2003, we completed a follow-on offering of 720,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at September 30, 2005.

In April 2002, we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of our common stock. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of the placement agent warrants were outstanding at September 30, 2005.
(8)	Significant Customers

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $149,380 and $258,555 for the quarters ended September 30, 2005 and 2004, respectively, which was 17 percent and 21 percent of total revenue, respectively, and totaled $532,380 and $382,592 for the six months ended September 30, 2005 and 2004, respectively, which was 26 percent and 20 percent of total revenue, respectively. We expect that revenue from this customer arising from the manufacture of new production motors will phase-out by December 31, 2005. Revenue from new production motors was $85,000, or 57 percent, and $340,000 or 64 percent, of total revenue from Invacare Corporation for the quarter and six months ended September 30, 2005, respectively.

This customer also represented 19 percent and 36 percent of total accounts receivable as of September 30, 2005 and March 31, 2005, respectively. Inventories purchased and processed for this customer’s products, consisting of raw materials, work-in-progress and finished goods totaled $151,684 and $161,361 as of September 30, 2005 and March 31, 2005, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $277,622 and $146,922 for the quarters ended September 30, 2005 and 2004, respectively, and $582,926 and $376,960 for the six months ended September 30, 2005 and 2004, respectively. Accounts receivable from government-funded contracts represented 31 percent and 18 percent of total accounts receivable as of September 30, 2005 and March 31, 2005, respectively.
(9)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985 which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. As a result, we recorded a charge of $28,758 to discontinued operations during the quarter and reduced the balance of total liabilities and commitments of discontinued operations to $141,401.

The operating results of this business for the quarters and six months ended September 30, 2005 and 2004 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Loss from the discontinued electronic products segment is shown in the following table:
	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss of electronic products segment	$ (33,270)	(1,790)	(43,701)	(18,972)

Assets and liabilities of the discontinued electronic products segment were as follows:

	September 30, 2005	March 31, 2005

Accounts payable and other liabilities	$ 3,537	6,353
Liabilities and commitments	109,700	147,934
Total current liabilities	113,237	154,287
Long-term liabilities and commitments	28,164	57,051
Liabilities and commitment of discontinued operations	$ 141,401	211,338

(10)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2005 and 2004, options to purchase 2,941,830 and 2,570,105 shares of common stock, respectively, and warrants to purchase 498,869 and 188,009 shares of common stock, respectively, were outstanding. For the quarters ended September 30, 2005 and 2004, respectively, options and warrants for 1,600,541 and 2,248,038 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. For the six months ended September 30, 2005 and 2004, respectively, options and warrants for 1,600,541 and 1,978,725 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 516,541 shares and 26,655 shares of common stock for the quarters ended September 30, 2005 and 2004, respectively, and 446,155 shares and 66,476 shares of common stock for the six months ended September 30, 2005 and 2004, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(11)	Segments

At September 30, 2005, we have two reportable segments: technology and power products. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 9, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation is no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments each quarter based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment were 74 percent and 26 percent for the quarter and six months ended September 30, 2005, and were 67 percent and 33 percent for the quarter and six months ended September 30, 2004, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $38,310 and $97,650 for the quarters ended September 30, 2005 and 2004, respectively, and $48,210 and $152,250 for the six months ended September 30, 2005 and 2004, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $46,041 and $44,085 for the quarters ended September 30, 2005 and 2004, respectively, and $92,082 and $88,170 for the six months ended September 30, 2005 and 2004, respectively, and were eliminated upon consolidation.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2005:
		Power
	Technology	Products	Total
Revenue	$ 717,844	166,156	884,000
Interest income	79,395	2,438	81,833
Interest expense	-	(15,824)	(15,824)
Depreciation and amortization	(60,895)	(27,596)	(88,491)
Segment loss from continuing operations	(508,969)	(34,469)	(543,438)
Assets of continuing operations	12,851,752	2,750,098	15,601,850
Expenditures for segment assets	$ (53,642)	16,138	(37,504)

Segment information below has been classified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2004:
		Power
	Technology	Products	Total
Revenue	$ 828,347	406,130	1,234,477
Interest income	7,085	1,337	8,422
Interest expense	(704)	(18,413)	(19,117)
Depreciation and amortization	(60,691)	(27,878)	(88,569)
Segment (loss) earnings from continuing operations	(379,084)	623	(378,461)
Assets of continuing operations	4,139,383	2,897,404	7,036,787
Expenditures for segment assets	$ (33,620)	-	(33,620)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six months ended September 30, 2005:
		Power
	Technology	Products	Total
Revenue	$ 1,442,988	594,217	2,037,205
Interest income	133,151	4,847	137,998
Interest expense	-	(32,416)	(32,416)
Depreciation and amortization	(121,169)	(56,104)	(177,273)
Segment loss from continuing operations	(1,257,557)	(6,255)	(1,263,812)
Assets of continuing operations	12,851,752	2,750,098	15,601,850
Expenditures for segment assets	$ (70,620)	(10,181)	(80,801)

Segment information below has been classified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six months ended September 30, 2004:
		Power
	Technology	Products	Total
Revenue	$ 1,290,937	627,536	1,918,473
Interest income	14,138	2,651	16,789
Interest expense	(1,825)	(37,152)	(38,977)
Depreciation and amortization	(124,785)	(55,842)	(180,627)
Segment loss from continuing operations	(1,032,640)	(43,542)	(1,076,182)
Assets of continuing operations	4,139,383	2,897,404	7,036,787
Expenditures for segment assets	$ (84,117)	(747)	(84,864)

(12)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire on December 31, 2007. The aggregate future compensation under these employment agreements, including potential retirement payouts during the remaining term of the agreements, is $1,655,500.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expire at various times through 2007. At September 30, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year (including the lease liability described below) were $398,601.

In May 2004, we completed the divestiture of equipment and inventory of our contract electronics manufacturing business. Coincident with this transaction, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985 which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. As a result, we recorded a charge of $28,758 to discontinued operations during the quarter and reduced the balance of total liabilities and commitments of discontinued operations to $141,401.

At September 30, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows

Year Ending March 31:

2006	$ 134,457
2007	264,144
$ 398,601

Rental expense under these leases, after deducting sublease payments of $14,230 and $63,036 for the quarters ended September 30, 2005 and 2004, respectively, was $53,017 and $4,211, of which $4,211 was reported as continuing operations for the quarters ended September 30, 2005 and 2004, and $48,806 was reported as discontinued operations for the quarter ended September 30, 2005. Rental expense after deducting sublease payments of $77,266 and $114,810 for the six months ended September 30, 2005 and 2004, respectively, was $57,228 and $19,684, of which $8,422 was reported as continuing operations for the six months ended September 30, 2005 and 2004, and $48,806 and $11,262 were reported as discontinued operations for the six months ended September 30, 2005 and 2004, respectively.

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. Hussmann subsequently filed an appeal with the Missouri Court of Appeals. On October 4, 2005 the Missouri Court of Appeals rejected Hussman’s appeal, effectively dismissing the Hussmann litigation. However, Hussmann has 15 days from the date of the appellate ruling to seek a rehearing by the Missouri Court of Appeals. In the event the rehearing request is denied, Hussmann may have the opportunity to seek further review by the Missouri Supreme Court.

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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both low volume prototype sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for three principal customers – Invacare Corporation, Ballard Power Systems, Inc. and Keith Products, Inc. For the quarter and six months ended September 30, 2005 revenue derived from funded engineering activities was $470,276 and $937,864, respectively, as compared to revenue derived from funded engineering activities of $591,309 and $1,007,299 the quarter and six months ended September 30, 2004, respectively.

On June 30, 2005 we completed a private placement of our common stock to two institutional investors which generated net cash proceeds of $3.9 million. We expect to use the proceeds together with our other cash balances to fund a modification in our business strategy that allows us to invest in selective customer projects that we believe will result in volume production and to expand our production engineering and business development groups in anticipation of the continued emergence of the market for hybrid electric vehicles. Hybrid electric vehicles require electric motors and generators of the type we design and manufacture, and we intend to aggressively pursue both this emerging market as well as conventional markets where electric motors and generators are currently in use. As a result of the reallocation of engineering resources to these activities, and cost-overruns on certain customer programs, our revenue from funded research and development decreased 20.5 percent to $470,276 during the quarter ended September 30, 2005 versus the comparable period last year, and decreased 6.9 percent to $937,864 during the six months ended September 30, 2005 versus the comparable period last year. Expenditures on production engineering activities for the quarter and six months ended September 30, 2005 rose to $172,876 and $339,566, respectively, versus zero for the comparable periods last year reflecting salary and overhead costs for newly hired manufacturing management and staff personnel. Product sales revenue for the quarter ended September 30, 2005 declined to $413,724 versus $643,168 for the comparable quarter last year fiscal year due to decreased shipments of production wheelchair motors. Product sales revenue for the six months ended September 30, 2005 rose to $1,099,341 versus $911,174 for the comparable period last fiscal year due to increased low volume prototype product sales. We continue to expect that sales of new production wheelchair motors will phase–out by December 31, 2005, although sales of field service wheelchair motors are expected to continue indefinitely.

Loss from continuing operations for the quarter and six months ended September 30, 2005 was $543,438, or $0.02 per common share, and $1,263,812, or $0.05 per common share, respectively, versus a loss from continuing operations of $378,461, or $0.02 per common share, and $1,076,182, or $0.06 per common share, respectively, for the comparable periods last year. The increase in losses for the quarter and first half of the fiscal year versus the comparable periods last year is generally attributable to higher expenditures for production engineering.

In May 2004, we divested our contract electronics manufacturing business that was not a core business activity. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed $33,270, or nil per common share and $43,701, or nil per common share, to our losses for the quarter and six months ended September 30, 2005, and contributed $1,790, or nil per common share, and $18,972, or nil per common share to our losses for the comparable periods last year.

We believe our existing cash and short-term investments, which amounted to approximately $10.6 million at September 30, 2005, will be adequate to fund the modification in our business strategy described above, as well as, the launch of new production products over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2005 were $10,629,581 and working capital (the excess of current assets over current liabilities) was $11,582,587 compared with $8,008,826 and $8,788,826, respectively at March 31, 2005. The increase in cash and short-term investments and working capital is primarily attributable to proceeds from a private placement completed on June 30, 2005, which resulted in cash proceeds, net of placement costs, of $3,885,858 which was partially offset by higher levels of prepaid and other current assets, payments on trade accounts payable and debt, and investments in property and equipment.

Accounts receivable decreased $141,132 to $749,377 at September 30, 2005 from $890,509 at March 31, 2005. The decrease is primarily attributable to lower revenue levels during the quarter ended September 30, 2005 compared to the quarter ended March 31, 2005. Historically, we have had nominal bad debt expense arising from uncollectible accounts receivable due to the high credit quality of our customers. Accordingly, no allowance for bad debts has been recorded at September 30, 2005 or March 31, 2005, respectively.

Costs and estimated earnings on uncompleted contracts increased $1,428 to $437,353 at September 30, 2005 versus $435,925 at March 31, 2005. The increase is due to administrative delays in billing certain engineering contracts in process at September 30, 2005 versus March 31, 2005. Estimated earnings on contracts in process declined to $97,680 or 4.0 percent of contracts in process of $2,465,502 at September 30, 2005 compared to estimated earnings on contracts in process of $190,619 or 5.4 percent of contracts in process of $3,534,389 at March 31, 2005. The decrease in estimated margins on contracts in process is attributable to anticipated cost overruns on certain engineering projects, for which the full value of the anticipated losses has been accrued as of September 30, 2005.

Inventories decreased $102,089 to $546,084 at September 30, 2005 principally due to lower levels of raw material, work-in-process and finished goods inventories which decreased $52,998, $28,084 and $21,007, respectively. The decrease in raw materials inventories is due to the expected termination of production wheelchair propulsion motors next quarter. The decrease in work-in-process and finished goods inventories is attributable to increased shipments of low volume prototype motors and controllers.

Prepaid expenses increased to $270,373 at September 30, 2005 from $109,198 at March 31, 2005 reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

We invested $66,419 for the acquisition of property and equipment during the first six months of the fiscal year compared to $55,642 during the comparable period last fiscal year. The increase in capital expenditures is primarily due to equipment purchases associated with the re-layout of the manufacturing area of our facility.

Accounts payable decreased $362,809 to $315,198 at September 30, 2005 from $678,007 at March 31, 2005, primarily due to the payment of invoices for raw materials purchased.

Other current liabilities increased $73,225 to $342,971 at September 30, 2005 from $269,746 at March 31, 2005. The increase is primarily attributable to higher levels of accrued legal and accounting fees, accrued personal property and real estate taxes, accrued insurance, and other accrued liabilities.

Liabilities and commitments of discontinued operations were $113,237 at September 30, 2005 compared to $154,287 at March 31, 2005. The decrease in the current portion of the accrued lease obligations reflects our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility previously occupied by our contract electronics manufacturing business. Similarly, long-term accrued lease obligation decreased $28,887 to $28,164 at September 30, 2005. See also Results of Discontinued Operations below and notes 9 and 12 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $72,098 to $138,608 at September 30, 2005 from $66,510 at March 31, 2005 reflecting accelerated billings on certain engineering contracts during the quarter ended September 30, 2005 versus March 31, 2005.

Long-term debt, less current portion decreased $71,163 to $739,752 at September 30, 2005 from $810,915 at March 31, 2005 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $246,283 and $68,856,860, respectively, at September 30, 2005 compared to $231,771 and $64,767,975 at March 31, 2005. The increases were primarily attributable to completion of a private placement of 1,365,188 shares of common stock to two institutional investors. Net cash proceeds to the Company from the private placement was $3,885,858.

Results of Continuing Operations

Quarter Ended September 30, 2005

Continuing operations for the quarter ended September 30, 2005, resulted in a loss of $543,438, or $0.02 per common share, compared to a loss from continuing operations of $378,461, or $0.02 per common share for the comparable period last year. The increase in the loss from continuing operations for the quarter is primarily attributable to higher levels of production engineering and internally-funded research and development expenses.

Revenue from contract services declined $121,033, or 20.5 percent, to $470,276 at September 30, 2005 compared to $591,309 for the comparable period last year. The decrease is primarily attributable to lower staff utilization on revenue generating programs due to the application of engineering resources on over-run development programs which do not generate revenue.

Product sales for the second quarter declined 35.7 percent to $413,724 compared to $643,168 for the comparable period last year. Power products segment revenue for the quarter ended September 30, 2005 declined 59.1 percent to $166,156 compared to $406,130 for the comparable period last year due to decreased shipments of new production wheelchair propulsion motors. We expect that sales of new production wheelchair propulsion motors will phase–out by December 31, 2005, although sales of field service units, which consist of used motors that are refurbished by the Company, are expected to continue for the foreseeable future. Technology segment product revenue for the second quarter increased $10,530 to $247,568 compared to $237,038 for the second quarter last fiscal year due to increased shipments of low volume prototype motors and controllers.

Gross profit margins for the quarter ended September 30, 2005 improved to 9.6 percent compared to 8.3 percent for the comparable period last year primarily due to higher gross profit margin on low volume prototype product sales. Gross profit on contract services was a negative 0.3 percent for the second quarter this fiscal year compared to 1.5 percent for the second quarter last year. The decrease in contract services margins is due to higher levels of cost overruns on engineering contracts in the current quarter versus the comparable quarter last year. Gross profit margin on product sales for the second quarter this year was 20.9 percent compared to 14.5 percent for the second quarter last year. The increase in margins on product sales for the second quarter is attributable to higher margins on low volume prototype product sales compared to the same period last year.

Research and development expenditures for quarter ended September 30, 2005 increased to $103,532 compared to $43,639 for the quarter ended September 30, 2004. The increase was primarily due to higher levels of resources applied to cost-share type contracts.

Production engineering costs were $172,876 for the second quarter versus zero for the same period last year. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for recently hired manufacturing management and staff personnel.

General and administrative expense for the quarter ended September 30, 2005 was $418,608 compared to $436,050 for the same period last year. The decrease is primarily attributable to higher levels of expenses associated with printing and mailing materials to our shareholders than in the comparable quarter last year.

Interest income rose to $81,833 for the second quarter compared to $8,422 for the comparable period last year. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the current quarter.

Interest expense decreased to $15,824 for the second quarter versus $19,117 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Six Months Ended September 30, 2005

Continuing operations for the six months ended September 30, 2005, resulted in a loss of $1,263,812, or $0.05 per common share, compared to a loss from continuing operations of $1,076,182, or $0.06 per common share for the comparable period last year. The increase in the loss from continuing operations for the period is primarily attributable to higher levels of production engineering and research and development expenses.

Revenue from contract services declined $69,435, or 6.9 percent, to $937,864 for the six months ended September 30, 2005 compared to $1,007,299 for the comparable period last year. The decrease is primarily attributable to lower staff utilization on revenue generating programs due to the application of resources on over-run development programs which do not generate revenue.

Product sales for the first half of the fiscal year increased 20.7 percent to $1,099,341 compared to $911,174 for the comparable period last year. Power products segment revenue for the six months ended September 30, 2005 declined $33,319 to $594,217 compared to $627,536 for the comparable period last year due to decreased shipments of new production wheelchair propulsion motors. We expect that sales of new production wheelchair propulsion motors will phase–out by December 31, 2005, although sales of field service units, which consist of used motors that are refurbished by the Company, are expected to continue for the foreseeable future. Technology segment product sales for the first half of the fiscal year increased $221,486 to $505,124 compared to $283,638 for the first half last fiscal year due to increased shipments of low volume prototype motors and controllers.

Gross profit margins for the six months ended September 30, 2005 improved to a negative 1.4 percent compared to a negative 1.6 percent for the comparable period last year primarily due to higher gross profit margin on product sales. Gross profit on contract services was a negative 20.9 percent for the first half of this fiscal year compared to a negative 15.6 percent for the first half last year. The decrease in contract services margins for the first half this fiscal year versus the same period last fiscal year is due to higher levels of cost overruns on engineering contracts. Gross profit margin on product sales for the first half this year was 15.3 percent compared to 13.9 percent for the comparable period last year. The increase in margins on product sales for the first half is attributable to higher margins on low volume prototype product sales compared to the same period last year.

Research and development expenditures for the six months ended September 30, 2005 increased to $133,852 compared to $95,675 for the six months ended September 30, 2004. The increase was primarily due to higher levels of work applied to cost-share type contracts and internally-funded programs.

Production engineering costs were $339,566 for the first half of the fiscal year versus zero for the same period last year. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for recently hired manufacturing management and staff personnel.

General and administrative expense for the six months ended September 30, 2005 was $867,053 compared to $935,757 for the same period last year. The decrease is primarily attributable to severance expense included in the comparable period last year.

Interest income rose to $137,998 for the first half of the fiscal year compared to $16,789 for the comparable period last year. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the current period.

Interest expense decreased to $32,416 for the first half of the fiscal year versus $38,977 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current period.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985 which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. As a result, we recorded a charge of $28,758 to discontinued operations during the quarter and reduced the balance of total liabilities and commitments of discontinued operations to $141,401.

The operating results of this business for the quarters ended September 30, 2005 and 2004, respectively, have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from discontinued operations for the quarter and six months ended September 30, 2005 was $33,270, or nil per common share and $43,701, or nil per common share, respectively, compared to a loss from discontinued operations of $1,790, or nil per common share, and $18,972, or nil per common share, for the comparable prior year periods. See also Note 12 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the six months ended September 30, 2005 were adequate to meet operating needs. At September 30, 2005, we had working capital (the excess of current assets over current liabilities) of $11,582,587 compared to $8,788,826 at March 31, 2005. The increase of $2,793,761 in working capital is primarily attributable to cash proceeds from a private placement, net of placement costs, of $3,885,858 completed on June 30, 2005, lower levels of accounts receivable and inventories, which were partially offset by lower levels of accounts payable.

For the six months ended September 30, 2005 net cash used in operating activities of continuing operations was $1,221,952 compared to net cash used in operating activities of $1,180,053 for the comparable period last year. The increase in cash used in operating activities for the six months ended September 30, 2005 versus the prior year comparable period was attributable to higher operating losses, lower levels of accounts payable, partially offset by lower levels of accounts receivable and reduction of inventories.

Net cash used in investing activities of continuing operations for the six months ended September 30, 2005 was $4,380,069 compared to cash used by investing activities of $75,668 for the comparable period last year. The increase for the quarter was due to cash used for the purchase of short-term investments of $4,299,268.

Net cash provided by financing activities of continuing operations was $4,037,146 for the six months ended September 30, 2005 compared to cash used of $3,680 for the first six months last year. The increase is primarily attributable to cash proceeds from the sale of common stock in a private placement in the first quarter of this fiscal year.

Our mortgage debt facility requires us to comply with certain financial covenants in order for the mortgage to continue to be available on a long-term basis. At September 30, 2005, we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2005:
Tabular Disclosure of Contractual Obligations
	Payments Due by Period
	Total	Less Than 1Year	1 – 3 Years	4– 5 Years	More than 5Years
Long-term debt obligations	$ 879,919	140,167	268,758	470,994	-
Operating lease obligations	398,601	266,529	132,072	-	-
Purchase obligations	17,153	17,153	-	-	-
Executive compensation under
employment agreements**	1,655,500	478,000	887,500	290,000	-
Total	$ 2,951,173	901,849	1,288,330	760,994	-

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

Accordingly, at the time the sublease was completed we recorded a liability in the amount of $204,985, which represented our best estimate of the present value of future cash out-flows that may arise if the sublessee defaults on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. As a result, we recorded a charge of $28,758 to discontinued operations during the quarter and reduced the balance of total liabilities and commitments of discontinued operations to $141,401. Our assessments of the timing of a potential default, if any, together with estimates of potential future sublease rental rates and our ability to sublease the facility at all, in the event of default, could change materially based on future developments and events. Any change in these estimates could result in a material adverse change in our financial condition and results of operations.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2005 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate (7% at September 30, 2005). The interest rate on these instruments approximates current market rates as of September 30, 2005. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,225 on an annual basis on outstanding borrowings at September 30, 2005 with adjustable interest rate provisions.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. Our control system has been designed to provide reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning control effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our finance organization.

The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Among other matters, we also considered whether our evaluation identified any significant deficiencies or material weaknesses in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, a significant deficiency is an internal control deficiency that, alone or in the aggregate with others, results in more than a remote likelihood that a misstatement of a company’s financial statements that is more than inconsequential in amount will not be prevented or detected. Auditing literature defines a material weakness as a significant deficiency that, alone or in the aggregate with others, results in more than a remote likelihood that a material misstatement in a company’s financial statements will not be prevented or detected. We expect to continue to review and enhance certain internal control procedures in connection with the implementation of Sarbanes-Oxley Section 404.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. Hussmann subsequently filed an appeal with the Missouri Court of Appeals. On October 4, 2005 the Missouri Court of Appeals rejected Hussman’s appeal, effectively dismissing the Hussmann litigation. However, Hussmann has 15 days from the date of the appellate ruling to seek a rehearing by the Missouri Court of Appeals. In the event the rehearing request is denied, Hussmann may have the opportunity to seek further review by the Missouri Supreme Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of UQM Technologies, Inc. was held on July 28, 2005. The following is a summary of the matters submitted to a vote of securityholders and the results of the voting thereon:

Proposal 1: Election of Directors.
	For	Withhold Authority
William G. Rankin	19,786,544	729,597
Ernest H. Drew	19,575,575	940,566
Stephen J. Roy	19,813,487	702,654
Jerome H. Granrud	19,785,227	730,914
Donald W. Vanlandingham	19,785,447	730,694

Proposal 2: Proposal to approve amendments to the 2002 Equity Incentive Plan.
For	Against	Abstain	Not Voted
3,749,060	2,054,671	179,345	14,533,065

Proposal 3: Proposal to approve amendments to the Stock Bonus Plan.
For	Against	Abstain	Not Voted
3,600,563	2,203,960	178,553	14,533,065

Proposal 4: Proposal to ratify the appointment of Grant Thornton, LLP to act as independent auditors for the fiscal year ending March 31, 2006.
For	Against	Abstain
20,377,115	67,456	71,570

Outstanding votable shares:	23,179,006

Total voted shares represented in person and by proxy:	20,516,141

Percentage of the outstanding votable shares:	88.51%

ITEM 5. OTHER INFORMATION

Risk Factors

The following factors, other information in this document and the information incorporated by reference should be carefully considered before investing in our securities.

We have incurred significant losses and may continue to do so.

We have incurred significant losses. For the quarters and six months ended September 30, 2005 and 2004 our net loss was $576,708 and $380,251 and $1,307,513 and $1,095,154, respectively. For the fiscal years ended March 31, 2005, 2004 and 2003 our net loss was $1,868,896, $4,786,953 and $3,598,650, respectively.

Our accumulated deficit at September 30, 2005 was $55,319,390 and our accumulated deficit at March 31, 2005 and 2004 was $54,011,877 and $52,142,981, respectively.

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable for the foreseeable future.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the six months ended September 30, 2005 was $1,307,513 versus a net loss for the comparable period last year of $1,095,154. At September 30, 2005, our cash balances and short term investments totaled $10,629,581. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure you, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

10.2 UQM Technologies, Inc. Incentive Stock Option Agreement

10.3 UQM Technologies, Inc. Non-Qualified Stock Option Agreement

10.4 UQM Technologies, Inc. Restricted Stock Agreement

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding financial guidance filed July 25, 2005.

Report regarding amendments to the Company’s 2002 Equity Incentive Plan and Stock Bonus Plan filed on August 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: October 26, 2005
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)