Form 10-Q
period 2005-12-31
UQM TECHNOLOGIES INC
filed 2006-01-26
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Yes   X  No

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at January 24, 2006 was 24,694,314.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (unaudited)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 3,913,044	5,788,232
Short-term investments	6,533,342	2,220,594
Accounts receivable	684,224	890,509
Costs and estimated earnings in excess of billings on
uncompleted contracts	467,093	435,925
Inventories	463,133	648,173
Prepaid expenses and other current assets	222,081	109,198
Total current assets	12,282,917	10,092,631

Property and equipment, at cost:
Land	181,580	181,580
Building	2,295,067	2,292,687
Machinery and equipment	2,586,813	2,422,034
	5,063,460	4,896,301
Less accumulated depreciation	(2,636,353)	(2,443,590)
Net property and equipment	2,427,107	2,452,711

Patent and trademark costs, net of accumulated
amortization of $520,061 and $450,011	557,794	613,448

Other assets	850	850

Total assets	$ 15,268,668	13,159,640

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	December 31, 2005	March 31, 2005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 368,063	678,007
Other current liabilities	275,417	269,746
Current portion of long-term debt	142,662	135,255
Liabilities and commitments of discontinued
operations	72,846	154,287
Billings in excess of costs and estimated
earnings on uncompleted contracts	293,231	66,510
Total current liabilities	1,152,219	1,303,805

Long-term debt, less current portion	703,066	810,915
Long-term liabilities and commitments of discontinued
operations	10,877	57,051
	713,943	867,966

Total liabilities	1,866,162	2,171,771

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 24,681,214 and 23,177,133
shares issued and outstanding, respectively	246,812	231,771
Additional paid-in capital	68,993,148	64,767,975
Accumulated deficit	(55,837,454)	(54,011,877)

Total stockholders’ equity	13,402,506	10,987,869

Total liabilities and stockholders’ equity	$ 15,268,668	13,159,640

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
	Quarter Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Contract services	$ 664,481	598,323	1,602,345	1,605,622
Product sales	479,675	709,260	1,579,016	1,620,434
	1,144,156	1,307,583	3,181,361	3,226,056

Operating costs and expenses:
Costs of contract services	546,919	612,544	1,681,233	1,776,612
Costs of product sales	407,891	581,591	1,338,775	1,366,324
Research and development	50,258	42,875	184,110	138,550
Production engineering	224,792	93,479	564,358	93,479
General and administrative	548,653	357,062	1,415,706	1,292,819
Impairment of long-lived assets	353	-	1,808	2,234
	1,778,866	1,687,551	5,185,990	4,670,018

Loss from continuing operations
before other income (expense)	(634,710)	(379,968)	(2,004,629)	(1,443,962)

Other income (expense):
Interest income	114,048	30,947	252,046	47,736
Interest expense	(15,444)	(18,151)	(47,860)	(57,128)
Other	-	-	525	10,000
	98,604	12,796	204,711	608

Loss from continuing operations	(536,106)	(367,172)	(1,799,918)	(1,443,354)

Discontinued operations – earnings (loss) from
operations of discontinued electronic
products segment	18,042	(25,808)	(25,659)	(44,780)

Net loss	$ (518,064)	(392,980)	(1,825,577)	(1,488,134)

Net loss per common share - basic
and diluted:
Continuing operations	$ (0.02)	(0.02)	(0.08)	(0.07)
Discontinued operations	-	-	-	-
	$ (0.02)	(0.02)	(0.08)	(0.07)

Weighted average number of shares of common
stock outstanding - basic and diluted	24,669,688	21,805,231	24,141,970	20,320,749

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities of continuing operations:
Net loss	$ (1,825,577)	(1,488,134)
Loss from discontinued operations	25,659	44,780
Loss from continuing operations	(1,799,918)	(1,443,354)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	266,018	266,908
Impairment of long-lived assets	1,808	2,234
Gain on disposal of property and equipment	-	(10,000)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	175,117	(421,324)
Inventories	185,040	(313,536)
Prepaid expenses and other current assets	(112,883)	(73,134)
Accounts payable and other current liabilities	(304,273)	346,391
Billings in excess of costs and estimated earnings on
uncompleted contracts	226,721	(28,063)
Net cash used in operating activities	(1,362,370)	(1,673,878)

Cash flows from investing activities of continuing operations:
Purchase of short-term investments	(4,312,748)	(978,555)
Acquisition of property and equipment	(170,717)	(82,614)
Proceeds from the sale of property and equipment	-	10,000
Patent and trademark costs	(15,851)	(35,422)
Net cash used in investing activities	(4,499,316)	(1,086,591)

Cash flows from financing activities of continuing operations:
Proceeds from borrowing	-	143,962
Repayment of debt	(100,442)	(237,245)
Issuance of common stock in private placement, net of placement costs	3,885,858	-
Issuance of common stock in follow-on offering, net of offering costs	-	6,767,596
Issuance of common stock upon exercise of stock options	86,619	726
Issuance of common stock upon exercise of warrants	260,376	-
Issuance of common stock under employee stock purchase plan	7,361	4,797
Repayment of note receivable from officer	-	6,313
Net cash provided by financing activities	4,139,772	6,686,149

Net cash provided by (used in) continuing operations	(1,721,914)	3,925,680
Net cash provided by (used in) operating activities of discontinued
operations	(153,274)	654,970
Increase (decrease) in cash and cash equivalents	(1,875,188)	4,580,650
Cash and cash equivalents at beginning of period	5,788,232	2,959,548
Cash and cash equivalents at end of period	$ 3,913,044	7,540,198

Supplemental cash flow information:
Interest paid in cash during the period	$ 48,237	57,504

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

Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, pro forma net loss and pro forma net loss per common share would have been the amounts indicated in the following table:

		Quarter Ended December 31,		Nine Months Ended December 31,
		2005	2004	2005	2004

	Net loss – as reported	$ (518,064)	(392,980)	(1,825,577)	(1,488,134)
	Deduct: Additional stock-based employee
	compensation expense determined under
	fair value method for all awards, net of
	related tax effects:
	Current period option grants	(74,308)	(37,498)	(90,113)	(48,747)
	Prior period option grants	(129,221)	(130,114)	(371,568)	(358,352)
	Pro forma net loss	$ (721,593)	(560,592)	(2,287,258)	(1,895,233)

	Net loss per common share:
	Basic and diluted - as reported	$ (0.02)	(0.02)	(0.08)	(0.07)

	Basic and diluted - pro forma	$ (0.03)	(0.03)	(0.09)	(0.09)

The fair value of stock options granted during the quarters and nine months ended December 31, 2005 and 2004 were calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Expected volatility	48.7%	48.8%	48.7%	48.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.8%	4.6%	4.8%	4.5%
Expected life of options granted	6 years	6 years	6 years	6 years
Weighted average fair value of options
granted as computed under the Black
Scholes option-pricing model	$ 2.00 per	$ 1.15 per	$ 1.99 per	$ 1.13 per
	option	option	option	option

(3)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments that we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with an original maturity of less than one year from the balance sheet date are classified as short-term.

          As of December 31, 2005, the contractual maturities of held-to-maturity securities were as follows:

Time to maturity
Three months to six months	Six months to one year
$ 5,280,351	1,252,991

(4)

We do not have a reserve for uncollectible accounts receivable due to the historical credit quality of our customers. However, during the quarter ended December 31, 2005 a customer filed for bankruptcy protection resulting in a charge to bad debt expense of $63,000.

(5)

At December 31, 2005, the estimated period to complete contracts in process ranged from one to twenty months and we expect to collect substantially all related accounts receivable arising therefrom within twenty-one months. Contracts in process consist of the following:

	December 31, 2005	March 31, 2005

Costs incurred on uncompleted contracts	$ 2,640,360	3,343,770
Estimated earnings	216,313	190,619
	2,856,673	3,534,389
Less billings to date	(2,682,811)	(3,164,974)
	$ 173,862	369,415

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 467,093	435,925
Billings in excess of costs and estimated earnings on
uncompleted contracts	(293,231)	(66,510)
	$ 173,862	369,415

(6)	Inventories consist of:
	December 31, 2005	March 31, 2005

Raw materials	$ 289,372	429,555
Work-in-process	136,880	127,635
Finished products	36,881	90,983
	$ 463,133	648,173

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
(7)	Other current liabilities consist of:
	December 31, 2005	March 31, 2005

Accrued legal and accounting fees	$ 86,460	41,500
Accrued payroll and employee benefits	38,554	81,835
Accrued personal property and real estate taxes	60,804	16,219
Accrued warranty costs	40,012	48,690
Accrued insurance	13,850	-
Accrued losses on engineering contracts	13,746	14,543
Customer deposits	11,390	49,600
Other	10,601	17,359
	$ 275,417	269,746

(8)	Common Stock, Common Stock Options and Warrants

Private Placement

On June 30, 2005, we completed a private placement of 1,365,188 shares of our common stock to two institutional investors at a purchase price of $2.93 per share which resulted in cash proceeds, net of the placement costs, of $3,885,858.

Employee Stock Bonus Plan

As of December 31, 2005, we had 554,994 shares of common stock available for future grant to employees, directors and consultants under our Employee Stock Bonus Plan ("Stock Plan"). The Board of Directors may, in its discretion, impose vesting schedules or transfer or other restrictions with respect to stock granted under the Stock Plan and may require the payment of a purchase price for shares issued under the Stock Plan.

Incentive and Non-Qualified Option Plans

As of December 31, 2005, we had 1,337,137 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during a calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2012.

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

The following table summarizes activity under these Plans for the period March 31, 2004 through December 31, 2005:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at March 31, 2004	2,994,453	$ 4.85
Granted	470,000	$ 2.27
Exercised	(1,568)	$ 2.62
Forfeited	(583,680)	$ 5.49
Outstanding at March 31, 2005	2,879,205	$ 4.30
Granted	477,999	$ 3.63
Exercised	(18,500)	$ 2.41
Forfeited	(217,427)	$ 4.03

Outstanding at December 31, 2005	3,121,277	$ 4.26

Exercisable at December 31, 2005	1,930,749	$ 5.05

The following table presents summarized information about stock options outstanding under these Plans at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.16 - $ 3.84	1,915,993	7.4 years	$ 2.90	755,465	$ 2.82
$ 4.04 - $ 4.75	499,798	4.9 years	$ 4.26	469,798	$ 4.27
$ 7.13 - $ 8.75	705,486	3.6 years	$ 7.96	705,486	$ 7.96
$ 2.16 - $ 8.75	3,121,277	6.2 years	$ 4.26	1,930,749	$ 5.05

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2005, we had 398,960 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Forfeitures under the Directors Plan are available for re-issuance at a future date.

The following table summarizes activity under the Directors Plan for the period March 31, 2004 through December 31, 2005:
		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at March 31, 2004	42,133	$ 3.58
Granted	27,777	$ 2.30
Exercised	(7,076)	$ 5.85
Outstanding at March 31, 2005	62,834	$ 2.76
Granted	12,931	$ 3.15
Exercised	(16,484)	$ 2.55

Outstanding at December 31, 2005	59,281	$ 2.90

Exercisable at December 31, 2005	59,281	$ 2.90

The following table presents summarized information about stock options outstanding under the Directors Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.30 - $ 3.40	58,304	1.7 years	$ 2.82	58,304	$ 2.82
$ 7.63 - $ 7.63	977	4.3 years	$ 7.63	977	$ 7.63
$ 2.30 - $ 7.63	59,281	1.7 years	$ 2.90	59,281	$ 2.90

Warrants

In November 2004, we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share, which were recorded at fair value as a reduction of the proceeds of the offering. During the quarter ended September 30, 2005 warrants to acquire 49,140 shares of common stock were exercised resulting in cash proceeds to us of $126,781. During the quarter ended December 31, 2005 warrants to acquire 51,781 shares of common stock were exercised resulting in cash proceeds of $133,595. Warrants to acquire 259,079 shares of our common stock remain outstanding at December 31, 2005.

In October 2003, we completed a follow-on offering of 720,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of these warrants were outstanding at December 31, 2005.

In April 2002, we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of our common stock. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share, which were recorded at fair value as a reduction of the proceeds of the offering. All of the placement agent warrants were outstanding at December 31, 2005.
(9)	Significant Customers

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $148,620 and $499,855 for the quarters ended December 31, 2005 and 2004, respectively, which was 13 percent and 38 percent of total revenue, respectively, and totaled $681,000 and $882,447 for the nine months ended December 31, 2005 and 2004, respectively, which was 21 percent and 27 percent of total revenue, respectively. Revenue from this customer arising from the manufacture of new production motors ceased in November 2005. Revenue from new production motors was $85,000, or 57 percent, and $425,000 or 62 percent, of total revenue from Invacare Corporation for the quarter and nine months ended December 31, 2005, respectively.

This customer also represented 11 percent and 36 percent of total accounts receivable as of December 31, 2005 and March 31, 2005, respectively. Inventories purchased and processed for this customer’s products, consisting of raw materials, work-in-progress and finished goods totaled $48,003 and $161,361 as of December 31, 2005 and March 31, 2005, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $548,070 and $311,480 for the quarters ended December 31, 2005 and 2004, respectively, and $1,130,996 and $671,731 for the nine months ended December 31, 2005 and 2004, respectively. Accounts receivable from government-funded contracts represented 3 percent and 18 percent of total accounts receivable as of December 31, 2005 and March 31, 2005, respectively.
(10)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985 which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business approximately at the net book value of the business rendering our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the current buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

The operating results of this business for the quarters and nine months ended December 31, 2005 and 2004 have been reported separately as discontinued operations. Net earnings (loss) from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net earnings (loss) from the discontinued electronic products segment is shown in the following table:
	Quarter Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net earnings (loss) of electronic products
segment	$ 18,042	(25,808)	(25,659)	(44,780)

Assets and liabilities of the discontinued electronic products segment were as follows:

	December 31, 2005	March 31, 2005

Accounts payable and other liabilities	$ 844	6,353
Liabilities and commitments	72,002	147,934
Total current liabilities	72,846	154,287
Long-term liabilities and commitments	10,877	57,051
Liabilities and commitment of discontinued operations	$ 83,723	211,338

(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2005 and 2004, options to purchase 3,180,558 and 2,925,840 shares of common stock, respectively, and warrants to purchase 447,088 and 548,009 shares of common stock, respectively, were outstanding. For the quarters ended December 31, 2005 and 2004, respectively, options and warrants for 1,819,269 and 3,082,131 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. For the nine months ended December 31, 2005 and 2004, respectively, options and warrants for 1,839,269 and 2,213,038 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 501,540 shares and 2,216 shares of common stock for the quarters ended December 31, 2005 and 2004, respectively, and 456,937 shares and 46,522 shares of common stock for the nine months ended December 31, 2005 and 2004, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(12)	Segments

At December 31, 2005, we have two reportable segments: technology and power products. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 10, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments each quarter based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment were 74 percent and 26 percent for the quarter and nine months ended December 31, 2005, and were 67 percent and 33 percent for the quarter and nine months ended December 31, 2004, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $14,181 and nil for the quarters ended December 31, 2005 and 2004, respectively, and $62,391 and $152,250 for the nine months ended December 31, 2005 and 2004, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $46,041 and $44,085 for the quarters ended December 31, 2005 and 2004, respectively, and $138,123 and $132,255 for the nine months ended December 31, 2005 and 2004, respectively, and were eliminated upon consolidation.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2005:
		Power
	Technology	Products	Total
Revenue	$ 954,032	190,124	1,144,156
Interest income	110,965	3,083	114,048
Interest expense	-	(15,444)	(15,444)
Depreciation and amortization	(60,820)	(27,925)	(88,745)
Segment loss from continuing operations	(499,968)	(36,138)	(536,106)
Assets of continuing operations	12,544,942	2,723,726	15,268,668
Expenditures for segment assets	$ (102,172)	(3,595)	(105,767)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2004:
		Power
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

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine months ended December 31, 2005:
		Power
	Technology	Products	Total
Revenue	$ 2,397,020	784,341	3,181,361
Interest income	244,116	7,930	252,046
Interest expense	-	(47,860)	(47,860)
Depreciation and amortization	(181,989)	(84,029)	(266,018)
Segment loss from continuing operations	(1,757,525)	(42,393)	(1,799,918)
Assets of continuing operations	12,544,942	2,723,726	15,268,668
Expenditures for segment assets	$ (172,792)	(13,776)	(186,568)

Segment information below has been reclassified to reflect corporate overhead allocation consistent with the current year presentation. The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine months ended December 31, 2004:
		Power
	Technology	Products	Total
Revenue	$ 2,091,489	1,134,567	3,226,056
Interest income	43,087	4,649	47,736
Interest expense	(2,108)	(55,020)	(57,128)
Depreciation and amortization	(183,103)	(83,805)	(266,908)
Segment earnings (loss) from continuing operations	(1,649,846)	206,492	(1,443,354)
Assets of continuing operations	10,533,453	3,176,955	13,710,408
Expenditures for segment assets	$ (112,124)	(5,912)	(118,036)

(13)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, which expire on December 31, 2007. The aggregate future compensation under these employment agreements, including potential retirement payouts, for the remaining term of the agreements, is $1,536,000.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expire at various times through 2007. At December 31, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year (including the lease liability described below) were $330,180.

In May 2004, we completed the divestiture of equipment and inventory of our contract electronics manufacturing business. Coincident with this transaction, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985 which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the current buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full.

Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with the Company for the remaining term of the Company’s master lease. At this time the Company believes its currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

At December 31, 2005, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are as follows

Year Ending March 31:

2006	$ 66,036
2007	264,144
$ 330,180

Rental expense under these leases, after deducting sublease payments of $16,494 and $63,036 for the quarters ended December 31, 2005 and 2004, respectively, was $48,927 and $4,211, of which $2,385 and $4,211 were reported as continuing operations for the quarters ended December 31, 2005 and 2004, respectively, and $46,542 was reported as discontinued operations for the quarter ended December 31, 2005. Rental expense after deducting sublease payments of $93,760 and $177,846 for the nine months ended December 31, 2005 and 2004, respectively, was $106,155 and $23,895, of which $10,807 and $12,633 were reported as continuing operations for the nine months ended December 31, 2005 and 2004, and $95,348 and $11,262 were reported as discontinued operations for the nine months ended December 31, 2005 and 2004, respectively.

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. Hussmann subsequently filed an appeal with the Missouri Court of Appeals. On October 4, 2005 the Missouri Court of Appeals rejected Hussmann’s appeal, and Hussmann did not seek further review of the appellate decision in the time period allotted to do so, effectively terminating the Hussmann litigation.

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
(14)	New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and correction of errors. It addresses the retrospective application of such changes and corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material effect on our consolidated financial statements when implemented.

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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both low volume prototype sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for three principal customers – Invacare Corporation, Ballard Power Systems, Inc. and Keith Products, Inc. During the quarter we announced that we received an initial order of 10,000 motors from a new customer. Deliveries under this order are expected to begin in February 2006. For the quarter and nine months ended December 31, 2005 revenue derived from funded engineering activities was $664,481 and $1,602,345, respectively, versus revenue derived from funded engineering activities of $598,323 and $1,605,622 for the quarter and nine months ended December 31, 2004, respectively.

On June 30, 2005 we completed a private placement of our common stock to two institutional investors, which generated net cash proceeds of $3.9 million. We expect to use the proceeds together with our other cash balances to fund a modification in our business strategy that allows us to invest in selective customer projects that we believe will result in volume production and to expand our production engineering and business development groups in anticipation of the continued emergence of the market for hybrid electric vehicles. Hybrid electric vehicles require electric motors and generators of the type we design and manufacture, and we intend to aggressively pursue both this emerging market as well as conventional markets where electric motors and generators are currently in use. Although we allocated engineering resources to these activities, our revenue from funded research and development, nevertheless, increased 11.1 percent to $664,481 during the quarter ended December 31, 2005 versus the comparable period last year due principally to improved productivity. Expenditures on production engineering activities for the quarter and nine months ended December 31, 2005 rose to $224,792 and $564,358, respectively, versus $93,479 for the same quarter and nine-month period last year reflecting incremental salary and overhead costs for newly hired manufacturing management and staff personnel. Product sales revenue for the quarter ended December 31, 2005 declined to $479,675 versus $709,260 for the comparable quarter last year fiscal year due to decreased shipments of production wheelchair motors. Product sales revenue for the nine months ended December 31, 2005 declined to $1,579,016 versus $1,620,434 for the comparable period last fiscal year due to decreased shipments of production wheelchair motors offset by increased low volume prototype product sales. Production of wheelchair motors for newly manufactured wheelchairs ceased in November, although we do not currently have orders for field service wheelchair motors, we expect to receive additional orders for these units next quarter.

Loss from continuing operations for the quarter and nine months ended December 31, 2005 was $536,106, or $0.02 per common share, and $1,799,918, or $0.08 per common share, respectively, versus a loss from continuing operations of $367,172, or $0.02 per common share, and $1,443,354, or $0.07 per common share, respectively, for the comparable periods last year. The increase in losses for the quarter and nine months ended December 31, 2005 versus the comparable periods last year is generally attributable to higher expenditures for production engineering.

In May 2004, we divested our contract electronics manufacturing business that was not a core business activity. Operating results from this business for all periods presented have been reclassified to discontinued operations and resulted in net earnings of $18,042, or nil per common share and a loss of $25,808, or nil per common share, for the quarter ended December 31, 2005 and 2004, respectively, and contributed $25,659, or nil per common share, and $44,780, or nil per common share to our losses for the nine months ended December 31, 2005 and 2004.

We believe our existing cash and short-term investments, which amounted to approximately $10.4 million at December 31, 2005, will be adequate to fund the modification in our business strategy described above, as well as, the launch of new production products over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2005 were $10,446,386 and working capital (the excess of current assets over current liabilities) was $11,130,698 compared with $8,008,826 and $8,788,826, respectively at March 31, 2005. The increase in cash and short-term investments and working capital is primarily attributable to proceeds from a private placement completed on June 30, 2005, which resulted in cash proceeds, net of placement costs, of $3,885,858 which was partially offset by operating losses, higher levels of prepaid and other current assets, payments on trade accounts payable and debt, and investments in property and equipment.

Accounts receivable decreased $206,285 to $684,224 at December 31, 2005 from $890,509 at March 31, 2005. The decrease is primarily attributable to lower revenue levels and improved collections during the quarter ended December 31, 2005 compared to the quarter ended March 31, 2005. Substantially all of our customers are large well-established companies of high credit quality. Accordingly, no allowance for bad debts has been recorded at December 31, 2005 or March 31, 2005, respectively. However, during the quarter ended December 31, 2005 a customer filed for bankruptcy protection resulting in a charge to bad debt expense of $63,000.

Costs and estimated earnings on uncompleted contracts increased $31,168 to $467,093 at December 31, 2005 versus $435,925 at March 31, 2005. The increase is due to longer billing terms on certain engineering contracts in process at December 31, 2005 versus March 31, 2005. Estimated earnings on contracts in process increased to $216,313 or 7.6 percent of contracts in process of $2,856,673 at December 31, 2005 compared to estimated earnings on contracts in process of $190,619 or 5.4 percent of contracts in process of $3,534,389 at March 31, 2005. The increase in estimated margins on contracts in process is attributable to a reduction in the level of anticipated cost overruns on certain engineering contracts in process at March 31, 2005.

Inventories decreased $185,040 to $463,133 at December 31, 2005 principally due to lower levels of raw material and finished goods inventories, which decreased $140,183 and $54,102, respectively, offset by higher levels of work in process inventories, which increased $9,245. The decrease in raw materials inventories is due to the cessation of production of new wheelchair propulsion motors in November. The decrease in finished goods inventories is attributable to increased shipments of low volume prototype motors and controllers.

Prepaid expenses increased to $222,081 at December 31, 2005 from $109,198 at March 31, 2005 reflecting the prepayment of insurance premium costs on our commercial insurance coverages, and prepayments on capital asset purchases.

We invested $170,717 for the acquisition of property and equipment during the first nine months of the fiscal year compared to $82,614 during the comparable period last fiscal year. The increase in capital expenditures is primarily due to purchases of warehousing and manufacturing equipment.

Accounts payable decreased $309,944 to $368,063 at December 31, 2005 from $678,007 at March 31, 2005, primarily due to a contraction in payment terms for certain vendors, and reduced production of wheelchair motors.

Other current liabilities increased $5,671 to $275,417 at December 31, 2005 from $269,746 at March 31, 2005. The increase is primarily attributable to higher levels of accrued legal and accounting fees associated with the implementation of the Sarbanes-Oxley Act.

Liabilities and commitments of discontinued operations were $72,846 at December 31, 2005 compared to $154,287 at March 31, 2005. Similarly, long-term liabilities and commitments of discontinued operations decreased $46,174 to $10,877 at December 31, 2005. The decrease is attributable to a revision in our estimate of potential future obligations under our master lease on the facility previously occupied by our discontinued contract electronics business. See also Results of Discontinued Operations below and notes 10 and 13 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $226,721 to $293,231 at December 31, 2005 from $66,510 at March 31, 2005 reflecting accelerated billings on certain engineering contracts during the quarter ended December 31, 2005 versus March 31, 2005.

Long-term debt, less current portion decreased $107,849 to $703,066 at December 31, 2005 from $810,915 at March 31, 2005 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $246,812 and $68,993,148, respectively, at December 31, 2005 compared to $231,771 and $64,767,975 at March 31, 2005. The increases were primarily attributable to completion of a private placement of 1,365,188 shares of common stock to two institutional investors and the exercise of common stock options and warrants. Net cash proceeds to the Company from the private placement were $3,885,858.

Results of Continuing Operations

Quarter Ended December 31, 2005

Continuing operations for the quarter ended December 31, 2005, resulted in a loss of $536,106, or $0.02 per common share, compared to a loss from continuing operations of $367,172, or $0.02 per common share for the comparable period last year. The increase in the loss from continuing operations for the quarter is primarily attributable to higher levels of production engineering expenses.

Revenue from contract services increased $66,158, or 11.1 percent, to $664,481 at December 31, 2005 compared to $598,323 for the comparable period last year. The increase is primarily attributable to improved staff utilization on revenue generating programs.

Product sales for the third quarter declined 32.4 percent to $479,675 compared to $709,260 for the comparable quarter last year. Power products segment revenue for the quarter ended December 31, 2005 declined 62.5 percent to $190,124 compared to $507,031 for the comparable period last year due to decreased shipments of new production wheelchair propulsion motors resulting from the cessation of production in November 2005. Although we do not currently have orders for field service units, we expect orders for these units, which consist of used motors that are refurbished by the Company, to be received in the next quarter. Technology segment product revenue for the third quarter increased $87,322 to $289,551 compared to $202,229 for the third quarter last fiscal year due to increased shipments of low volume prototype motors and controllers.

Gross profit margins for the quarter ended December 31, 2005 improved to 16.5 percent compared to 8.7 percent for the comparable period last year primarily due to higher gross profit margins on contract services. Gross profit margins on contract services were 17.7 percent for the third quarter this fiscal year compared to a negative 2.4 percent for the third quarter last year. The increase in contract services margins is due to higher levels of cost overruns on engineering contracts in the comparable quarter last year. Gross profit margin on product sales for the third quarter this year was 15.0 percent compared to 18.0 percent for the third quarter last year. The decrease in margins is attributable to lower margins on production wheelchair motor sales compared to the same period last year.

Research and development expenditures for quarter ended December 31, 2005 increased to $50,258 compared to $42,875 for the quarter ended December 31, 2004. The increase was primarily due to higher levels of resources applied to cost-share type contracts.

Production engineering costs were $224,792 for the third quarter versus $93,479 for the same period last year. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for recently hired manufacturing management and staff personnel.

General and administrative expense for the quarter ended December 31, 2005 was $548,653 compared to $357,062 for the same period last year. The increase is primarily attributable to increased salary expense for new employees of $33,000, higher levels of accrued audit expenses associated with implementation of the Sarbanes-Oxley Act of $34,000, higher stock exchange listing fees for securities to be issued under employee benefit plans of $33,000, and the write-down of a receivable from a customer who filed for bankruptcy protection, in the amount of $63,000.

Interest income rose to $114,048 for the third quarter compared to $30,947 for the comparable period last year. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the current quarter.

Interest expense decreased to $15,444 for the third quarter versus $18,151 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Nine months Ended December 31, 2005

Continuing operations for the nine months ended December 31, 2005, resulted in a loss of $1,799,918, or $0.08 per common share, compared to a loss from continuing operations of $1,443,354, or $0.07 per common share for the comparable period last year. The increase in the loss from continuing operations for the period is primarily attributable to higher levels of production engineering expenses.

Revenue from contract services declined $3,277, to $1,602,345 for the nine months ended December 31, 2005 compared to $1,605,622 for the comparable period last year. The decrease is primarily attributable to lower staff utilization on revenue generating programs during the first six months of the fiscal year due to the application of these resources on over-run development programs, which do not generate revenue.

Product sales for the nine months ended December 31, 2005 decreased 2.6 percent to $1,579,016 compared to $1,620,434 for the comparable period last year. Power products segment revenue for the nine months ended December 31, 2005 declined $350,226 to $784,341 compared to $1,134,567 for the comparable period last year due to decreased shipments of new production wheelchair propulsion motors resulting from the cessation of production in November 2005. Although we do not currently have orders for field service units, we expect orders for these units, which consist of used motors that are refurbished by the Company, to be received in the next quarter. Technology segment product sales for the first nine months of the fiscal year increased $308,808 to $794,675 compared to $485,867 for the comparable period last fiscal year due to increased shipments of low volume prototype motors and controllers.

Gross profit margins for the nine months ended December 31, 2005 improved to 5.1 percent compared to 2.6 percent for the comparable period last year primarily due to higher gross profit margin on contract services. Gross profit on contract services was a negative 5.0 percent for the for the nine months ended December 31, 2005 compared to a negative 10.6 percent for the comparable period last year. The increase in contract services margins for the first nine months this fiscal year versus the same period last fiscal year is due to lower levels of cost overruns on engineering contracts. Gross profit margin on product sales for the nine months ended December 31, 2005 was 15.2 percent compared to 15.7 percent for the comparable period last year.

Research and development expenditures for the nine months ended December 31, 2005 increased to $184,110 compared to $138,550 for the nine months ended December 31, 2004. The increase was primarily due to higher levels of work applied to cost-share type contracts and internally funded programs.

Production engineering costs were $564,358 for the first nine months of the fiscal year versus $93,479 for the same period last year. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for recently hired manufacturing management and staff personnel.

General and administrative expense for the nine months ended December 31, 2005 was $1,415,706 compared to $1,292,819 for the same period last year. The increase is primarily attributable to higher levels of accrued audit expenses associated with implementation of the Sarbanes-Oxley Act, and the write-down of a receivable from a customer who filed for bankruptcy protection.

Interest income rose to $252,046 for the first nine months of the fiscal year compared to $47,736 for the comparable period last year. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the current period.

Interest expense decreased to $47,860 for the first nine months of the fiscal year versus $57,128 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current period.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985, which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business approximately at the net book value of the business rendering our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the current buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

The operating results of this business for the quarters ended December 31, 2005 and 2004, respectively, have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Discontinued operations for the quarter and nine months ended December 31, 2005 resulted in net earnings of $18,042, or nil per common share and a loss of $25,659, or nil per common share, respectively, compared to a loss from discontinued operations of $25,808, or nil per common share, and $44,780, or nil per common share, for the comparable prior year periods. The earnings for the current quarter are attributable to a reduction in the estimated liability under our master lease on the facility previously occupied by the discontinued operation. See also Note 13 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the nine months ended December 31, 2005 were adequate to meet operating needs. At December 31, 2005, we had working capital (the excess of current assets over current liabilities) of $11,130,698 compared to $8,788,826 at March 31, 2005. The increase of $2,341,872 in working capital is primarily attributable to cash proceeds from a private placement, net of placement costs, of $3,885,858 completed on June 30, 2005, lower levels of accounts receivable and inventories, which were offset by lower levels of accounts payable and operating losses.

For the nine months ended December 31, 2005 net cash used in operating activities of continuing operations was $1,362,370 compared to net cash used in operating activities of $1,673,878 for the comparable period last year. The decrease in cash used in operating activities for the nine months ended December 31, 2005 versus the prior year comparable period was attributable to lower levels of accounts receivables and reduction of inventories offset by higher operating losses, and lower levels of accounts payable.

Net cash used in investing activities of continuing operations for the nine months ended December 31, 2005 was $4,499,316 compared to cash used by investing activities of $1,086,591 for the comparable period last year. The increase for the quarter was due to cash used for the purchase of short-term investments of $4,312,748.

Net cash provided by financing activities of continuing operations was $4,139,772 for the nine months ended December 31, 2005 compared to cash provided of $6,686,149 for the first nine months last year. The decrease is primarily attributable to reduced levels of equity financing in the current fiscal year.

Our mortgage debt facility requires us to comply with certain financial covenants in order for the mortgage to continue to be available on a long-term basis. At December 31, 2005, we were in compliance with all financial covenants. In the event our operating results are not sufficient to maintain compliance with these covenants, we could experience a material adverse change in liquidity.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2005:
Tabular Disclosure of Contractual Obligations
	Payments Due by Period
	Total	Less Than 1Year	1 – 3 Years	4– 5 Years	More than 5 Years
Long-term debt obligations	$ 845,728	142,662	258,830	444,236	-
Operating lease obligations	330,180	264,144	66,036	-	-
Executive compensation under
employment agreements**	1,536,000	478,000	1,058,000	-	-
Total	$ 2,711,908	884,806	1,382,866	444,236	-

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

At the time the sublease was completed we recorded a liability in the amount of $204,985, which represented our best estimate of the present value of future cash out-flows that may arise if the sublessee defaults on the sublease prior to the completion of its term. Based on developments regarding the purchaser’s financial capability to honor its obligations under the sublease during the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business approximately at the net book value of the business rendering our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the current buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our liabilities for discontinued operations are adequate to cover potential future obligations that arise.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2005 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and correction of errors. It addresses the retrospective application of such changes and corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material effect on our consolidated financial statements when implemented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations. One of our long-term debt obligations has a variable rate of interest indexed to the prime rate (7% at December 31, 2005). The interest rate on these instruments approximates current market rates as of December 31, 2005. A one-percent change in the prime interest rate would increase or decrease interest expense by $1,100 on an annual basis on outstanding borrowings at December 31, 2005 with adjustable interest rate provisions.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

We have previously reported a claim against us by Hussmann Corporation filed in the Circuit Court of St. Charles County, Missouri. On December 17, 2004, the Court in this action dismissed with prejudice all of the plaintiff’s claims against us. Hussmann subsequently filed an appeal with the Missouri Court of Appeals. On October 4, 2005 the Missouri Court of Appeals rejected Hussmann’s appeal, and Hussmann did not seek further review of the appellate decision in the time period allotted to do so, effectively terminating the Hussmann litigation.

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

We have incurred significant losses. For the quarters and nine months ended December 31, 2005 and 2004 our net loss was $518,064 and $392,980 and $1,825,577 and $1,488,134, respectively. For the fiscal years ended March 31, 2005, 2004 and 2003 our net loss was $1,868,896, $4,786,953 and $3,598,650, respectively.

Our accumulated deficit at December 31, 2005 was $55,837,454 and our accumulated deficit at March 31, 2005 and 2004 was $54,011,877 and $52,142,981, respectively.

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable for the foreseeable future.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the nine months ended December 31, 2005 was $1,825,577 versus a net loss for the comparable period last year of $1,488,134. At December 31, 2005, our cash balances and short term investments totaled $10,446,386. If our losses continue they could consume some or all of our cash balances. Management expects to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure you, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding termination of litigation with Hussmann Corporation filed November 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: January 26, 2006
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and Accounting Officer)