Form 10-K
period 2006-03-31
UQM TECHNOLOGIES INC
filed 2006-06-13
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10869

UQM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
______________________
Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
7501 Miller Drive, Frederick, Colorado	80530
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 278-2002

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of each exchange on which registered
Title of each class	American Stock Exchange
Common Stock	Pacific Stock Exchange
Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the registrant’s common stock ("Common Stock") held by non-affiliates is approximately 105,495,594 (based on the June 9, 2006 closing price of Common Stock of $4.26 per share as reported on the American Stock Exchange). As of June 9, 2006, there were 25,129,019 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document of the Registrant	Form 10-K Reference Locations
Portions of the 2006 Proxy Statement	Part III
PART I

ITEM 1.	BUSINESS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the development of markets for our products, and the adequacy of our cash balances and liquidity to meet future operating needs. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

General

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. Our primary focus is incorporating our advanced technology into products aimed at existing commercial markets and emerging markets for electrically propelled vehicles that are expected to experience rapid growth. We operate our business in two segments: 1) technology - which encompasses the further advancement and application of our proprietary motors, generators, power electronics and software; and 2) power products – which encompasses the manufacture of motors, generators, power electronic controllers and related products. Our $0.01 par value common stock trades on the American, Chicago and Pacific stock exchanges under the symbol "UQM."

The Company’s revenue from continuing operations is derived from two principal sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers’ products; and 2) the manufacture and sale of products engineered by us.

We have two principal operating companies: 1) UQM Technologies, Inc., located in Frederick, Colorado, which includes the Corporate Headquarters and Engineering and Product Development Center; and 2) wholly-owned subsidiary UQM Power Products, Inc.("UQM Power"), also located in Frederick, Colorado, which is an ISO quality certified manufacturer of our products.

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

Attributes of our permanent magnet motor technology include brushless electronic commutation; a relatively large air-gap dimension; the use of powerful rare earth NdFeB magnet material; good heat rejection; low iron content; and low mechanical losses. As a result, UQM(R) motors have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packageability.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (600 amps at 400 volts), four-quadrant control (forward/reverse and motoring/generation), reduced switching losses, intelligent control and controller area network ("CAN") capability.

In addition, we have developed and patented a method of control embodied in electronic component architecture and software code (Phase Advance Control) which allows UQM(R) motors to deliver both high output torque at low operating speeds and continuous power at high operating speeds from the same machine. Conventional permanent magnet motor designs are limited to operating at either high torque at low speeds or continuous power at high speeds, but not both. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop transitioning to high power as the vehicle is accelerated to highway speeds. In conventional internal combustion engine powered vehicles, the transition from high torque to high power is typically accomplished through the multiple gear changes performed by a mechanical transmission. UQM(R) motors, incorporating phase advance technology, are suited as propulsion drives in electric, hybrid electric and fuel cell electric vehicles due to the ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight and cost of mechanical transmissions.

We have also developed a technology that allows our permanent magnet motors to achieve a 10 to 1 top speed to base speed ratio. This technology also provides both high torque and high-speed capability in the same machine, but at levels greater than that of other motor technology. Many electric motor applications require high torque capability for starting and low speed operation, but must also achieve high speed. For military vehicles, high torque at low speed translates into obstacle and grade climbing capability, while high speed enables pursuit, dash and evasive maneuvers as well as on-road convoy transport. Many commercial applications have similar requirements. Conventional vehicles achieve the high torque required for launch and low end acceleration and the constant power required for high road speed by using a transmission and multiple gear changes. Prior to this performance breakthrough, UQM(R) systems incorporating phase advance were able to achieve a top speed to base speed ratio of 4 to 1. Electrically propelled vehicles designed around a 4 to 1 limitation, sometimes require unwanted gearing and/or have less than desired performance. This has particularly been the case in the more demanding off-highway equipment and military vehicle applications. Providing vehicle developers with electric propulsion systems capable of a top speed to base speed ratio of 10 to 1 overcomes a significant limitation and opens up potential new application opportunities for UQM(R) systems.

We also recently developed a new method of electronic control for our permanent magnet motor and generator systems, which further improved their performance. The new method of control incorporates sophisticated techniques that extract power from substantially the entire electrical cycle of the motor, resulting in maximized power output and efficiency. These performance enhancements increased peak power output by 33 percent; continuous power output increased by 50 percent and system efficiency at various operating points improved by 2 to 8 percent. In addition, the new method of control includes enhanced user configurable functionality and increased data transmission and processing speeds, which improve feedback, prognostics and diagnostic capabilities, all of which enhance the durability and functionality of the systems.

The majority of our research and development activities are the result of projects contracted with and funded by customers, for which we typically retain intellectual property rights in the resulting technology developed. Customer funded development activities are recorded in our financial statements as contract services revenue and the associated development costs are shown as cost of contract services.

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

Markets

Our primary focus is the commercialization of our technology in both existing and emerging markets for electrically powered vehicle propulsion systems and auxiliary systems for vehicles.

Existing Markets

Today there are numerous well-established markets for products that incorporate electric motors, generators and power electronic controllers that are targets for replacement by our advantaged systems. Examples of existing electric vehicle markets that we believe present opportunities for the commercialization of our proprietary technology include electric wheelchairs, golf carts, forklift trucks and other warehouse vehicles, aircraft tugs and other support equipment, commercial floor cleaning equipment and other similar markets where the product application generally requires high torque and variable speed operation. In addition, there are a multitude of electric auxiliary motors used on conventional vehicles that provide a further opportunity for replacement by our systems.

We have developed and commercialized several products for existing markets that are currently being manufactured by our wholly-owned subsidiary, UQM Power. These products include a direct-drive propulsion motor used in Invacare Corporation’s Storm(R) electric wheelchair for which we are supplying field service and warranty units, fan blower motors used in aircraft air conditioning systems manufactured by Keith Products, Inc. and a recently introduced vehicle auxiliary motor for a new customer.

Nearly all existing market applications utilize low cost components, making it difficult for the customer to justify the adoption of more costly and technologically superior components. In order to successfully compete in these cost driven markets, we have adopted a part sourcing and manufacturing strategy designed to provide high quality and low pricing for our customers. In 1998, our manufacturing operations achieved ISO 9002 quality certification, and we are currently in the process of adopting the Advanced Product Quality Planning ("APQP") automotive procedures.

Our strategy for the near term is to source components with quality suppliers and to perform final assembly, testing, pack-out and shipping from our Frederick, Colorado facility. We have established relationships with many low cost suppliers, including a number of international companies. We also have completed a re-layout of our manufacturing area, including assembly of a mezzanine second level, which has doubled our available production floor space. We are in the process of putting in place highly automated, flexible, mixed model assembly systems which will be computer controlled and monitored for quality assurance and consistent performance. Depending on product complexity and mix, we believe the capacity of our current 30,000 sq. ft. facility is up to 250,000 units per shift per year. We also own 2.5 acres of land adjacent to our current facility where we can construct an additional 25,000 sq. ft. of manufacturing floor space.

We expect to continue to aggressively pursue the commercialization of both technologically advanced and low cost products that we develop to customer specifications in these large, established markets.

Emerging Markets

Potentially large markets are developing in conjunction with the electrification of a wide-range of vehicle platforms. Electrification of vehicles is being pursued for a variety of application specific reasons including: 1) improved fuel economy, 2) lower vehicle emissions, 3) greater reliability and lower maintenance, 4) the need for higher levels of available onboard electric power to run electrical devices, and 5) improved performance and vehicle control. Of these reasons, improved fuel economy has emerged as a significant factor in the development and potential rate of growth of the emerging markets as crude oil prices continue to rise, recently exceeding $75 per barrel, and consumers and businesses alike contend with gasoline and diesel prices of over $3.00 per gallon. This trend toward higher fuel prices is expected to continue for the foreseeable future driven by tight supply levels, geopolitical turmoil in key oil producing countries and increasing world demand driven principally by escalating consumption of fossil fuels by developing countries such as China and India.

Crude oil consumption in the United States as reported by the Transportation Energy Data Book; Edition 22 and the EIA Annual Energy Outlook 2003 averages approximately 20 million barrels per day. Of this amount, approximately two-thirds is used for transportation.

Every day the U.S. consumes 20 million barrels of oil.

Non-transportation	Over 2/3 of the oil we consume is used for transportation.

The electrification of conventional vehicles, ranging from passenger vehicles and over-the-road trucks to off-road vehicles such as agricultural tractors, construction equipment and military vehicles, can potentially offer improvements in fuel economy and emissions. Nearly all conventional vehicles are powered by a gasoline or diesel fueled internal combustion engine that converts the energy stored in the fuel to rotating power out of the engine. The power out of the engine’s rotating shaft is used to propel the vehicle and operate all of the vehicles auxiliaries either directly with belts, pulleys and gears or indirectly through electricity generated from a belted alternator.

Internal combustion engines are relatively inefficient, converting only 30 to 40 percent of the input energy in the fuel to the output shaft to do useful work. The remaining 60 to 70 percent of the input energy is wasted by the engine as heat loss. Electric motors on the other hand, are much more efficient in converting input electric energy to the rotating shaft to do useful work. UQM(R) electric propulsion systems have some of the highest efficiencies (input energy to output work) in the industry ranging from 80 to 95 percent.

The electrification of vehicles can range from simply replacing inefficient belt and gear driven under-the-hood auxiliaries (water pump, power steering, HVAC, cooling fans etc.) with efficient electric powered ones, to eliminating the internal combustion engine entirely and replacing it with full electric propulsion such as in a battery or fuel cell powered vehicle. Generally, as the vehicle powerplant content becomes increasingly more electric, the fuel efficiency improves and the cost and complexity increases. With rising fuel prices, vehicle makers are finding it much more feasible to justify this added complexity and cost.

Price/Power/Complexity
Fuel cell
Series hybrid
Plug-in hybrid
Battery
Parallel hybrid
Electric auxiliaries
Fuel Efficiency

We believe that the trend toward increasing electrification of vehicles will continue at an accelerated pace. Accordingly, we have developed and continue to develop, with funding from our customers, electric propulsion systems and other motor and electronic products that will enable our customers to introduce alternative powered vehicles in the markets they serve, should they elect to do so. An expanded description of the different degrees of vehicle electrification follows:

Electrification of engine driven auxiliaries - In most existing conventional gasoline and diesel-powered vehicles, under-the-hood components, such as water, oil and fuel pumps, power steering systems, cooling fans and air conditioning compressors are powered by engine belts, pulleys and gears. These devices perform their functions very inefficiently and represent a significant load on the engine. Because they are directly connected to the engine, there is no way to independently vary their speed or modulate their power. The electrification of these components provides numerous advantages including: 1) variable speed and power operation which improves efficiency and fuel economy, 2) the ability to locate them strategically anywhere in the vehicle because an electric component does not require proximity to an engine driven belt or gear, 3) improved controllability and reliability and 4) flexible architectures and improved access for service and maintenance. Existing conventional alternators do not provide enough power to electrify the engine driven auxiliaries and must be replaced with a higher power generator. The typical UQM(R) generator is smaller, nearly twice as efficient and provides five times the power of a conventional alternator. In addition, these higher power generators can provide export power to power other on-board or off-board equipment. This electrification strategy is easily adopted because required changes to vehicle design and operation are the least disruptive and can improve vehicle fuel economy by 7 to 15 percent.

Parallel hybrids – Parallel hybrid vehicles incorporate an electric motor to join the internal combustion engine in propelling the vehicle. In a low power configuration, often referred to as a "mild hybrid", a starter/motor/generator that is typically integrated into the flywheel of an engine, is used to combine three separate functions in one electric machine. The machine starts the engine, eliminating the need for a conventional starter, performs power generation, eliminating a conventional belt driven alternator, and can be run in motoring mode, supplying supplemental power to the driveline to improve acceleration and vehicle performance. Higher power parallel hybrids incorporate additional system features such as regenerative braking and automatic engine shutdown and all-electric propulsion during certain operating conditions. In a typical parallel hybrid vehicle, acceleration from a standing-stop is generally performed by the motor in all-electric mode up to a given speed at which time the engine starts and the engine and electric motor work in parallel to accelerate the vehicle. Once the vehicle achieves highway speed, the motor ceases operation and the vehicle is propelled using the engine only. During braking operations, the motor is switched to power generation mode and used to recapture and store energy into a battery pack that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. If the batteries need additional charging, the engine drives the machine in generator mode sending electricity to charge the battery pack. These vehicles have sufficient battery charging capacity to be self-sustaining thereby eliminating the need to plug the vehicle into the electric power grid. Depending on the vehicle’s level of electric motive power and its duty cycle, parallel hybrids can achieve fuel economy improvements of 10 to 45 percent.

Series hybrids – Series hybrid vehicles contain a greater degree of electrification than parallel hybrids. In a typical series hybrid vehicle, all of the motive power for the vehicle is supplied by electric motors, thereby eliminating conventional driveline components such as the transmission and drive shaft. Generally, series hybrids contain a larger amount of batteries to store electrical energy and the engine’s principal function is to turn a separate generator to produce the electrical energy necessary to maintain the state of charge of the onboard battery pack. As in a parallel hybrid, during braking operations, the motor is switched to power generation mode and used to recapture and store energy into the battery pack that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. Also, as in the parallel hybrid, a series hybrid vehicle has sufficient battery charging capacity to be self-sustaining thereby eliminating the need to plug the vehicle into the electric power grid. Because the engine serves as an under-the-hood powerplant, series hybrids typically have large amounts of available onboard power to perform additional functions while the vehicle is operating or when it reaches its final destination. Depending on vehicle configuration and duty cycle, series hybrids can achieve fuel economy improvements of 35 to 50 percent.

Plug-in hybrids – A plug-in hybrid vehicle can be configured as either a parallel or a series hybrid, although the most common is the parallel configuration. What distinguishes this category of hybrid is that it is designed to operate in all-electric only mode for a range of 20 to 40 miles and be charge depleting therefore requiring it to be periodically plugged into and recharged from the electric grid. Because a portion of the energy consumed by a plug-in hybrid vehicle is acquired at a relatively low cost from the electrical grid in addition to the efficiencies obtained from its hybrid configuration, this category of vehicle can achieve fuel economy improvements of 60 to 75 percent.

All-electric battery and fuel cell vehicles – All-electric battery and fuel cell vehicles are powered entirely from electric energy stored onboard in batteries or generated onboard by a fuel cell. In this category of vehicle all motive power is produced by electric motors and there is no engine and associated transmission, driveline and exhaust components. Similarly, many vehicle functions currently performed by auxiliaries attached to the engine through belts or gears, such as power steering and air conditioning, must be performed using electric motors. As with hybrid electric vehicles, all-electric battery powered vehicles can switch the propulsion motor during braking operations to power generation mode and recapture and store energy into the battery pack that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. The energy needs of all-electric battery powered vehicles are obtained by recharging their batteries using the electric power grid. Fuel cells are energy production devices that generate electricity through a chemical reaction of hydrogen and oxygen. The by-product of this reaction is water therefore allowing for the total elimination of vehicle exhaust emissions in this category of vehicle. Because there is no battery energy storage in a fuel cell powered vehicle, there is no opportunity for regenerative braking energy recapture. Fuel economy improvements for all-electric battery and fuel cell vehicles are generally 75 percent or greater.

Our Opportunity

We have historically focused our resources on the development of products for the electrification of vehicles including electric motors, generators and electronic controls to power under-the-hood auxiliaries such as water, oil and fuel pumps, power steering, cooling fans and air conditioning compressors. In addition, we have developed highly efficient electric propulsion systems for each category of vehicle described above with power levels of 0.5 Kw to 120 Kw, which are suitable for vehicles ranging from wheelchairs to passenger automobiles to large trucks, tractors, construction equipment and military vehicles. In addition we are pursuing the commercialization of our technology and products designed by us in numerous large existing markets where we intend to replace an existing supplier through the introduction of technologically advanced products or lower cost systems or a combination of both.

We believe that our technology and products are well-suited for application in a wide range of vehicles as the trend toward electrification continues to gain momentum. In this regard, we have focused our attention on several niche markets where we believe we can most effectively compete and which we expect to have higher than average rates of growth and expansion. A brief description of each of these markets follows:

Over-the-road trucks – The U.S. Department of Energy estimated that in 2004, trucks consumed 8 million barrels of crude oil per day and they project that by 2025, trucks will consume approximately two-thirds of all crude oil used in transportation, or 12 million barrels of crude oil per day.

There are approximately 6 million trucks, buses and other heavy-duty on-road vehicles sold in the United States each year. The market for these vehicles is characterized by a large number of suppliers, a wide-range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck manufacturer is unlikely to have the technical expertise or financial resources to internally develop products that can compete in emerging markets for increasingly electrified vehicles. Accordingly, we expect truck manufacturers to purchase products from suppliers who have developed technologically advanced electric motors, generators and power electronic energy management controls that can be applied to their vehicles. We are working with a number of customers in the development and application of our products to both trucks and buses and expect to continue to aggressively pursue the commercialization of our products as this market emerges over the next several years. Our customers in the over-the-road truck market include Eaton Corporation and International Truck and Engine Company for heavy-duty hybrid propulsion systems and related electronic products; and Engineered Machined Products, Inc. for a variety of pump and cooling fan under-the-hood auxiliaries.

Off-road vehicles – There are a wide range of off-road vehicles sold in the United States each year. These vehicles range from the small - wheelchairs, golf carts, fork trucks, riding lawn mowers, snowmobiles, all-terrain vehicles, etc., to large construction, agricultural and mining equipment. The markets for small vehicles are typically characterized by relatively high volumes, low power levels, and commodity pricing. We have been supplying wheelchair motors to Invacare Corporation for the last five years and expect to continue to supply field service parts for wheelchairs for the foreseeable future. In addition, we expect to continue to compete selectively in markets where the customer requires advanced technology or superior performance and where acceptable gross profit margins are obtainable. The market for large equipment- tractors, construction, mining and other specialty equipment- possesses many of the same characteristics as the over-the-road truck market described above. It is estimated that approximately 500,000 of these vehicles are sold in the United States each year. Accordingly, we expect these vehicle manufacturers to purchase products with similar specifications as those required in over-the-road trucks from suppliers who have developed technologically advanced electric motors and power electronic energy management controls that can be applied to their vehicles. Although these vehicles are produced in relatively lower volumes, they nevertheless represent a substantial opportunity due to higher power levels, substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. Our customers in the off-road vehicle market are Deere & Company for whom we have developed a variety of propulsion systems for construction and agricultural equipment, as well as small lawn and grounds care products; and Engineered Machined Products, Inc. for a variety of motors and controllers to power under-the-hood auxiliary devices.

Military vehicles – The U.S. military purchases a wide range of ground vehicles each year including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield. The military is particularly interested in the electrification of vehicles because the attributes these vehicles possess offer exceptional potential for the military to achieve its long-term objectives of developing a highly mobile, lethal fighting force. Fuel economy improvements in military vehicles transfer into substantial savings in support infrastructure and transportation costs associated with transporting fuel to the battlefield, which is typically thousands of miles from the United States. For example, if fuel economy improvements of 25 percent are achieved in the average truck, a corresponding amount of fuel does not have to be transported and therefore a corresponding number of airplanes or tankers are not required in the transportation process. Also, the availability of onboard electrical power on vehicles opens up new opportunities for the development of sophisticated surveillance, detection and battlefield monitoring equipment and for laser, microwave and electrical pulse weapon systems. It is estimated that the military purchases approximately 8,000 trucks per year and greater numbers during periods of armed conflict. As is the case with large off-road equipment, these vehicles are produced in relatively lower volumes, operate at higher power levels, have substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. Our customers in the military vehicle market include Stewart & Stevenson Tactical Vehicle Systems, LP for medium tactical truck parallel hybrid propulsion systems and DRS Technologies, Inc for HMMWV (pronounced "HUMVEE") and series hybrid propulsion systems, Engineered Machined Products, Inc. for a variety of motors and controllers to power under-the-hood auxiliary devices.

Distributed power generation – As the price of crude oil and natural gas has continued to rise over the last several years, there has been an increased focus on the development and adoption of clean, renewable energy products including wind turbine power generators, solar panels and stationary fuel cell power generators. In addition, many experts believe that power users will increasingly consider on-site power generation using diesel or natural gas fueled internal combustion engine generators as an alternative to power supplied over the electrical grid. We have developed and expect to continue to develop generators for this market. In addition, we have also developed DC to AC electronic power inverters for use in distributed power generation applications to convert the DC output of these devices to usable AC power for the homeowner or business.

Other markets – We have also developed and expect to continue to develop electric products for the aircraft and aerospace market and the boat and marine market. In the aerospace market, our focus is on auxiliary power units for the generation of onboard power and other electric auxiliary systems such as components for aircraft air conditioning systems. We have also developed hybrid propulsion systems for various boat applications. We believe that the fuel efficiency benefits of vehicle electrification can also be realized in the boat and marine markets. Accordingly, we are pursuing a variety of opportunities for our electric motors, generators and electronic controls in these potentially large niche markets.

Business Segments

At March 31, 2006, we had two reportable segments. These reportable segments are strategic business units that offer different products and services and are managed separately because of their different business strategies.

Technology Segment

Our technology segment encompasses the operations of our Engineering and Product Development Center which shares a 28,000 square foot facility located in Frederick, Colorado with our motor manufacturing operations which are reported in the power products segment. The Engineering and Product Development Center is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. The technology segment conducts customer funded and internally-funded research and engineering activities directed toward: 1) the development of new motors, generators, and power electronic controllers to meet the requirements of customers’ specific product applications; 2) integration of our motors, generators and power electronic controllers into customers’ products; and 3) support of our power products segment and the low volume manufacture of motors, generators and power electronic controllers.

Power Products Segment

Our power products segment encompasses the operations of our wholly-owned subsidiary, UQM Power and shares a 28,000 square foot facility located in Frederick, Colorado with the technology segment. UQM Power is ISO 9002 quality certified manufacturer of motors and electronic products designed by the company.

Electronic Products Segment – Discontinued Operations

In May 2004, we completed the divestiture of the assets of our electronics product segment. This business consisted of the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. The operations of this divested business are reported as discontinued operations in our statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004. See also "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which we hope to market to vehicle original equipment manufacturers and their Tier I suppliers throughout the world for use in electric, hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge led by the introduction and market success of the Toyota Prius and the Honda Insight and Civic hybrid electric passenger cars. As a result, additional vehicle makers have introduced hybrid passenger vehicles and other vehicle manufacturers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure you that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Honda, Toyota, Hitachi, Toshiba, Siemens, Delphi and Ballard Power Systems.

The power products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. We face substantial competition on a continuing basis from numerous companies, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. We believe our principal competitors include Advanced DC, Allied Motion, Emerson Electric, General Electric, Moog, Rockwell International, and Baldor.

Patents

We hold several groups or families of patents.

U.S. Patent Nos. 5,004,944, 5,311,092 and 5,319,844 disclose and claim an electromagnetic transducer and method of making the same. Corresponding applications have been filed and issued in several foreign countries. Some of the foreign patents have expired.

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

In 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.   This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. Royalty payments under this agreement for the fiscal years ended March 31, 2006, 2005 and 2004 were $19,377, $20,833 and $23,208, respectively.

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

Backlog

Our technology segment had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $2.2 million and an order backlog for prototype motors and controllers of approximately $0.1 million at April 30, 2006 compared to $1.3 million and $0.1 million, respectively at April 30, 2005. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next seventeen months and ship motor and controller backlog products over the next two months.

Our power products segment had an order backlog of approximately $2.1 million at April 30, 2006 compared to $0.7 million at April 30, 2005. We expect to ship all backlog products within the next twelve months.

Customers and Suppliers

We have one significant customer, Invacare Corporation, which is a customer of our power products segment and accounted for revenue of $681,000, or 15.8 percent of consolidated total revenue in the fiscal year ended March 31, 2006 and $1,370,792, or 28.8 percent, and $1,643,215, or 32.6 percent of consolidated total revenue, for the fiscal years ended March 31, 2005 and March 31, 2004, respectively. This customer also represented nil and 36.5 percent of total accounts receivable at March 31, 2006 and 2005, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were 10.2 percent and 24.9 percent of consolidated total inventories at March 31, 2006 and 2005, respectively.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnet material and copper wire. Most of the above items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $1,847,300, or approximately 42.7 percent of our consolidated total revenue, for the year ended March 31, 2006, $1,271,781, or approximately 26.7 percent of consolidated total revenue, for the year ended March 31, 2005 and $1,011,818, or approximately 20.1 percent of consolidated total revenue, for the year ended March 31, 2004. Accounts receivable from government-funded contracts represented 50 percent and 18 percent of total accounts receivable as of March 31, 2006 and 2005, respectively.

Some of our business with the U.S. Government was performed on a cost plus fixed fee basis. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee. Certain other contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis based on not-to-exceed billing rates negotiated between the U.S. Government and us. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, we can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All of our U.S. Government contracts are subject to modification or cancellation at the convenience of the Government.

Employee and Labor Relations

As of April 30, 2006, we had 47 full-time employees. We have entered into employment contracts with two of our executive officers, one of these contracts expires on December 31, 2007 and the other expires on December 31, 2010. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract labor to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

ITEM 1A.	RISK FACTORS

Before investing in our securities you should carefully consider the following factors and other information in this document and the information incorporated by reference.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:
	Fiscal Year Ended March 31,
	2006	2005	2004

Net loss	$ 2,784,970	$ 1,868,896	$ 4,786,953

We have had accumulated deficits as follows:
March 31, 2006	$ 56,796,847

March 31, 2005	$ 54,011,877

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the fiscal year ended March 31, 2006 was $2,784,970 versus a net loss for the comparable period last year of $1,868,896. At March 31, 2006, our cash and short-term investments totaled $10,086,200. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

We believe our proprietary systems are suited for a wide range of hybrid electric vehicle platforms. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and future products. We cannot be certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will achieve market acceptance.

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
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.
ITEM 2.	PROPERTIES

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2006 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Frederick, Colorado	28,000	Own	Manufacturing, laboratories and offices
St. Charles, Missouri (1)	31,000	March 31, 2007	Manufacturing and offices

(1)	We have completed a sublease on this facility which was previously occupied by our divested contract electronics manufacturing business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow, although adverse developments in these matters could have a material impact on a future reporting period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American, Chicago and Pacific Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2006	High	Low
Fourth Quarter	$4.49	$3.66
Third Quarter	$4.07	$3.32
Second Quarter	$4.75	$3.08
First Quarter	$4.08	$2.80

2005	High	Low
Fourth Quarter	$4.65	$2.27
Third Quarter	$2.69	$1.85
Second Quarter	$3.00	$2.19
First Quarter	$3.49	$2.44
On June 9, 2006 the closing price of our common stock, as reported on the American Stock Exchange, was $4.26 per share and there were 795 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	UQM Technologies, Inc.
	Consolidated Selected Financial Data

	Year Ended March 31,
	2006	2005	2004	2003	2002

Contract services revenue	$ 2,502,098	2,281,427	2,747,833	2,985,639	2,999,342
Product sales	$ 1,820,468	2,481,864	2,293,071	4,566,721	4,749,653
Loss from continuing operations
before other income (expense)	$ (3,039,659)	(1,837,480)	(1,426,059)	(1,235,780)	(828,681)
Loss from continuing operations	$ (2,757,386)	(1,814,695)	(1,422,315)	(933,507)	(419,065)
Discontinued operations	$ (27,584)	(54,201)	(3,364,638)	(2,665,143)	(8,173,590)

Net loss	$ (2,784,970)	(1,868,896)	(4,786,953)	(3,598,650)	(8,592,655)

Net loss per common share -
basic and diluted:
Continuing operations	$ (0.11)	(0.09)	(0.07)	(0.05)	(0.02)
Discontinued operations	-	-	(0.18)	(0.14)	(0.47)
	$ (0.11)	(0.09)	(0.25)	(0.19)	(0.49)

Total assets	$ 14,796,088	13,159,640	8,721,258	11,492,562	16,129,535

Long-term obligations (1)	$ 924,559	946,170	1,072,034	1,189,262	2,121,738

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations, but excludes obligations of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the development of markets for our products, and the adequacy of our cash balances and liquidity to meet future operating needs. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed above in Part I, Item 1A. Risk Factors.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for two principal customers during the fiscal year ended March 31, 2006 – Invacare Corporation and Keith Products, Inc. Revenue from funded engineering activities for the fiscal year ended March 31, 2006 rose to $2.5 million versus $2.3 million last fiscal year and declined versus the $2.7 million for the fiscal year ended March 31, 2004. Product sales revenue for the fiscal year ended March 31, 2006 declined to $1.8 million versus $2.5 million and $2.3 million for the fiscal years ended March 31, 2005 and 2004, respectively. In June 2005, we completed a private placement of our common stock to two institutional investors, which generated net cash proceeds of $3.9 million. We expect to use our available cash balances to fund our business strategy to invest in selective customer projects that we believe will result in volume production and to expand our production engineering and business development groups in anticipation of the continued emergence of the market for hybrid electric vehicles. Hybrid electric vehicles require electric motors and generators of the type we design and manufacture, and we intend to aggressively pursue both this emerging market as well as conventional markets where electric motors and generators are currently in use. Although we allocated greater engineering resources to internally funded research and development and production engineering activities, our revenue from funded engineering activities increased by approximately 10 percent to $2.5 million this fiscal year versus last fiscal year due principally to improved productivity and a strong order backlog. Expenditures on production engineering activities for the fiscal year rose to $0.8 million, versus $0.2 million and zero, in each of the preceding two fiscal years reflecting continuing implementation of our business strategy. The decrease in product sales revenue for the fiscal year is due to decreased shipments of production wheelchair motors offset by increased low volume prototype sales. Production of wheelchair motors for newly manufactured wheelchairs ceased in November; however, we expect to produce field service units for the foreseeable future.

In November 2005 we announced that we had received an order for 10,000 vehicle auxiliary motors from a new customer. Product shipments under this order commenced in March 2006, since the launch of production we have received orders for an additional 20,000 units deliverable in fiscal 2007. As a result we expect product shipments to grow substantially throughout fiscal 2007, which we expect will lead to substantial increases in product revenue, improved gross profit margin, and lower levels of operating losses.

Loss from continuing operations for the current fiscal year rose to $2.8 million, or $0.11 per common share, versus $1.8 million, or $0.09 per common share last fiscal year and $1.4 million, or $0.07 per common share, for the preceding fiscal year. The increase in losses versus last fiscal year is primarily attributable to our growing investment in production engineering activities research and development activities and higher levels of selling, general and administrative expense. The increase in losses versus the fiscal year ended March 31, 2004, is generally attributable to declining product revenue, lower gross profit margins and increased investments in production engineering activities.

In May 2004, we divested a contract electronics manufacturing business. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed $0.03 million, or nil per common share, $0.05 million, or nil per common share, and $3.4 million, or $0.18 per common share, to our consolidated net loss for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

We believe our existing cash and short-term investments, which amounted to approximately $10.1 million at fiscal year end, will be adequate to fund our business strategy described above, as well as the launch of new production products over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2006 were $10,086,200 and working capital (the excess of current assets over current liabilities) was $10,415,409 compared with $8,008,826 and $8,788,826, respectively, at March 31, 2005. The increase in cash and short-term investments and working capital is primarily attributable to proceeds from a private placement completed in June 2005, which resulted in cash proceeds, net of placement costs, of $3,885,858, proceeds from the exercise of employee stock options and underwriter warrants which totaled $644,889 less reductions attributable to operating losses, higher levels of prepaid and other current assets, payments on trade accounts payable and debt, and investments in property and equipment, and cash used in discontinued operations.

Accounts receivable decreased $378,100 to $512,409 at March 31, 2006 from $890,509 at March 31, 2005. The decrease is primarily attributable to lower product sales and improved collections during the fourth quarter of fiscal 2006. During the fiscal year ended March 31, 2006 a customer with an outstanding account receivable balance filed for bankruptcy protection resulting in a charge to bad debt expense of $63,000. Despite the occurrence of this event, substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at March 31, 2006 and similarly, no allowance for bad debts was deemed necessary at March 31, 2005.

Costs and estimated earnings on uncompleted contracts increased $14,119 to $450,044 at March 31, 2006 versus $435,925 at March 31, 2005. The increase is due to less favorable billing terms on contracts in process at March 31, 2006 versus March 31, 2005. Estimated earnings on contracts in process increased to $221,382 or 8.2 percent of contracts in process of $2,695,407 at March 31, 2006 compared to estimated earnings on contracts in process of $190,619 or 5.4 percent of contracts in process of $3,534,389 at March 31, 2005. The increase in estimated margins on contracts in process is attributable to lower levels of anticipated cost overruns on engineering projects.

Inventories decreased $180,688 to $467,485 at March 31, 2006 principally due to lower levels of raw material, work-in-process and finished goods inventories which decreased $53,376, $80,084 and $47,228, respectively. The decrease in raw materials is due to the cessation of production of new wheelchair propulsion motors in November 2005. The decrease in work-in-process inventories is attributable to lower production levels of wheelchair propulsion motors and lower production levels of low volume motors and controllers. The decrease in finished goods inventories is attributable to reduced production levels for low volume motors and controllers at the end of the current fiscal year versus the prior fiscal year end.

Prepaid expenses and other current assets increased to $118,439 at March 31, 2006 from $109,198 at March 31, 2005 primarily due to higher levels of prepaid software costs at the end of the current fiscal year versus the prior fiscal year end.

We invested $420,990 for the acquisition of property and equipment during the fiscal year compared to $194,069 last fiscal year. The increase in capital expenditures is primarily due to purchases of warehousing and manufacturing equipment associated with the reconfiguration of our manufacturing floor space and the launch of a new product in March 2006.

Accounts payable decreased $143,579 to $534,428 at March 31, 2006 from $678,007 at March 31, 2005, primarily due to a contraction in payment terms for certain vendors, and the cessation of production of new wheelchair motors.

Other current liabilities increased $39,351 to $309,097 at March 31, 2006 from $269,746 at March 31, 2005. The increase is primarily attributable to higher levels of accrued professional fees, accrued payroll, employee benefits, and property taxes.

Current portion of long-term debt decreased $43,242 to $92,013 at March 31, 2006 from $135,255 at March 31, 2005 reflecting scheduled principal repayments and a principal prepayment on the mortgage debt for our Frederick, Colorado facility.

Liabilities and commitments of discontinued operations were $62,004 at March 31, 2006 compared to $154,287 at March 31, 2005. Similarly, long-term liabilities and commitments of discontinued operations was zero at March 31, 2006 compared to $57,051 at March 31, 2005. The decrease is attributable to a revision in our estimate of potential future obligations under our master lease on the facility previously occupied by our discontinued contract electronics business. See also Results of Discontinued Operations below and note 12 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $155,116 to $221,626 at March 31, 2006 from $66,510 at March 31, 2005 reflecting increased levels of billings on engineering contracts in process at the end of the fiscal year ended March 31, 2006 in advance of the performance of the associated work versus the prior fiscal year.

Long-term debt, less current portion decreased $189,230 to $621,685 at March 31, 2006 from $810,915 at March 31, 2005 reflecting scheduled principal repayments and a principal prepayment on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased to $210,861 from zero at March 31, 2006 reflecting our estimate of the potential liability for future severance payments under these contracts as of March 31, 2006.

Common stock and additional paid-in capital increased to $247,760 and $69,293,461, respectively, at March 31, 2006 compared to $231,771 and $64,767,975 at March 31, 2005. The increases were primarily attributable to completion of a private placement of common stock to two institutional investors and the exercise of common stock options and warrants. Net cash proceeds to the Company from these activities totaled $4,530,747.

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2006, resulted in a loss of $2,757,386, or $0.11 per common share, compared to a loss from continuing operations of $1,814,695, or $0.09 per common share, and $1,422,315, or $0.07 per common share, for the fiscal years ended March 31, 2005 and 2004, respectively. The increase in the current year loss from continuing operations is primarily attributable to higher expenditures for production engineering activities, and selling, general and administrative expenses, and the inclusion in the fiscal year ended March 31, 2004 of gain on sale of our Taiwan Joint Venture of $60,975, or nil per common share, offset by higher interest income in the current year.

Revenue from contract services increased $220,671, or 9.7 percent, to $2,502,098 for the fiscal year ended March 31, 2006 compared to $2,281,427 for the fiscal year ended March 31, 2005. The increase is primarily attributable to higher staff utilization on revenue generating programs versus the fiscal year ended March 31, 2005. Revenue from contract services decreased $466,406, or 17.0 percent, for the year ended March 31, 2005 compared to revenue for the year ended March 31, 2004. The decrease was attributable to lower staff utilization on revenue generating programs due to cost overruns on certain engineering projects and the application of certain engineering personnel that would typically be billed to revenue generating customer programs to internally funded production engineering activities.

Product sales this fiscal year decreased 26.6 percent to $1,820,468 compared to $2,481,864 for the year ended March 31, 2005. Product sales revenue for the fiscal year ended March 31, 2005 increased 8.2 percent to $2,481,864 from $2,293,071 for the year ended March 31, 2004. Power products segment revenue for the year ended March 31, 2006 decreased $811,511, or 48.5 percent, to $862,666 compared to $1,674,177 for fiscal year ended March 31, 2005 due to decreased shipments of wheelchair propulsion motors. Power products segment revenue for the year ended March 31, 2005 decreased $26,788, or 1.6 percent, to $1,674,177 compared to $1,700,965 for fiscal year ended March 31, 2004 due to decreased shipments of wheelchair propulsion motors. Technology segment product revenue for the fiscal year ended March 31, 2006 increased $150,115, or 18.6 percent, to $957,802 compared to $807,687 for fiscal year ended March 31, 2005 due to increased shipments of low volume prototype controllers. Technology segment product revenue for the fiscal year ended March 31, 2005 increased $215,581, or 36.4 percent, to $807,687 compared to $592,106 for fiscal year ended March 31, 2004 due to increased shipments of propulsion systems for hybrid electric bus programs and the hybrid electric unmanned ground combat vehicle program.

Gross profit margins for the fiscal year decreased to 4.2 percent compared to 5.7 and 17.2 percent for the fiscal years ended March 31, 2005 and 2004, respectively, primarily due to a decrease in gross profit margins on product sales for the current year, and a decrease in gross profit margins on contract services for the fiscal year ended March 31, 2005. Gross profit on contract services was 1.2 percent this fiscal year compared to a negative 9.4 and 19.4 percent for the fiscal years ended March 31, 2005 and 2004, respectively. The increase in contract services margins for the current fiscal year versus the fiscal year ended March 31, 2005 is attributable to fewer cost overruns on engineering contracts this year versus the prior fiscal year. The decrease in contract services margins for the fiscal year ended March 31, 2005 versus the fiscal year ended March 31, 2004 is attributable to decreased overhead absorption and cost overruns on certain engineering contracts in fiscal 2005 versus the prior fiscal year. Gross profit margin on product sales this fiscal year was 8.2 percent compared to 19.6 percent and 14.5 percent in the fiscal years ended March 31, 2005 and 2004, respectively. The decrease in margins on product sales for this fiscal year versus the prior fiscal year resulted from decreased overhead absorption associated with lower revenue levels in our power products segment. The increase in margins on product sales for the fiscal year ended March 31, 2005 versus the fiscal year ended March 31, 2004 is attributable to a more favorable product mix.

Research and development expenditures for the fiscal year ended March 31, 2006 increased to $241,563 compared to $171,918 and $461,223 for the fiscal years ended March 31, 2005 and 2004, respectively. The increase in research and development expenditures for the fiscal year ended March 31, 2006 compared to the prior fiscal year was primarily due to higher levels of work applied to cost-share type contracts and internally funded programs. The decrease in research and development expenditures for the fiscal year ended March 31, 2005 compared to the prior fiscal year was primarily due to the completion of an internally funded development of a new microprocessor platform for our power electronic controls.

Production engineering costs were $783,579 for the fiscal year ended March 31, 2006 versus $211,933 and zero for the prior two fiscal years. The increase is attributable to our strategy to increase our manufacturing capability and infrastructure, and consists primarily of salary and overhead costs for newly hired manufacturing management, engineering and staff personnel.

Selling, general and administrative expense this fiscal year was $2,191,289 compared to $1,686,409 and $1,799,472 for the fiscal years ended March 31, 2005 and 2004, respectively. The increase for this fiscal year versus last fiscal year is primarily attributable to deferred compensation expense associated with executive employment agreements, higher levels of audit expenses associated with implementation of the Sarbanes-Oxley Act, selling expenses, and the write-down of a receivable from a customer who filed for bankruptcy protection. The decrease in general and administrative expenses for the fiscal year ended March 31, 2005 versus the fiscal year ended March 31, 2004 is primarily attributable to lower insurance premium costs.

Impairment of long-lived assets for the fiscal year ended March 31, 2006 of $2,963 is primarily attributable to the impairment and disposal of obsolete equipment and abandoned patent applications. The impairment of long-lived assets for the fiscal years ended March 31, 2005 and March 31, 2004 were $39,748 and $30,523, respectively, and are attributable to the write-down of costs associated with abandoned patent applications.

Interest income rose to $344,751 for the current fiscal year compared to $97,188 and $26,362 for the fiscal years ended March 31, 2005 and 2004, respectively. The increase is attributable to higher levels of invested cash and higher yields on invested balances during the fiscal year versus the two prior fiscal years.

Interest expense decreased to $63,003 for the year ended March 31, 2006 compared to $74,005 and $84,193 for the fiscal years ended March 31, 2005 and 2004, respectively. The decrease is due to lower average mortgage borrowings outstanding throughout the fiscal year as compared to the prior fiscal year.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985, which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. During the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables from the sublessee in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease at that time by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business at a price which rendered our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

The operating results of this business for the year ended March 31, 2006, 2005 and 2004, respectively, have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from discontinued operations for the fiscal year ended March 31, 2006 was $27,584, or nil per common share compared to a loss from discontinued operations of $54,201, or nil per common share, and $3,364,638, or $0.18 per common share, for the fiscal years ended March 31, 2005 and 2004, respectively. The current year loss represents legal fees incurred for litigation, and rent expense net of sublease payments on our Missouri manufacturing facility. See also Note 12 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2006 were adequate to meet operating needs. At March 31, 2006, we had working capital (the excess of current assets over current liabilities) of $10,415,409 compared to $8,788,826 at March 31, 2005. The increase of $1,626,583 in working capital is primarily attributable to cash proceeds from a private placement and the exercise of employee stock options and underwriter warrants totaling $4,530,747, lower levels of accounts receivable and inventories, offset by operating losses and lower levels of accounts payable.

For the year ended March 31, 2006, net cash used in operating activities of continuing operations was $1,597,381 compared to net cash used in operating activities of continuing operations of $2,069,550 and $1,292,785 for the years ended March 31, 2005 and 2004, respectively. The decrease in cash used for the year ended March 31, 2006 is primarily attributable to lower levels of accounts receivables and inventories offset by higher operating losses, and lower levels of accounts payable. The increase in cash used in operating activities for the year ended March 31, 2005 versus cash used in operating activities for year ended March 31, 2004 was primarily due to higher levels of operating losses, accounts receivable and inventories.

Net cash used in investing activities of continuing operations for the fiscal year ended March 31, 2006 was $4,246,130 compared to $2,407,507 for the previous fiscal year. The change this fiscal year versus last fiscal year was primarily due to cash used for the purchase of short-term investment securities of $3,788,800, and investments in property and equipment of $420,990. The increase in cash used in investing activities for the year ended March 31, 2005 versus cash provided by investing activities for the year ended March 31, 2004 was primarily due to cash used for the purchase of short-term investment securities of $2,173,475.

Net cash provided by financing activities of continuing operations was $4,309,003 for the fiscal year ended March 31, 2006 versus $6,668,343 for the preceding fiscal year. The decrease is attributable to reduced cash proceeds from the sale of common stock this year versus last year. Net cash provided by financing activities for fiscal 2005 increased to $6,668,343 versus the fiscal 2004 level of $2,032,800 due to increased cash proceeds from the sale of common stock, partially offset by reduced proceeds from bank borrowings.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources are sufficient to fund our expected level of operations for the next several years. We have begun, and expect to continue, to make substantial investments from our available cash resources in human resources, manufacturing facilities and equipment, production and application engineering, among other things. We expect to fund our operations over at least the next several years from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2006:

	Payments due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$ 713,698	92,013	204,762	416,923	-
Operating lease obligations (2)	264,144	264,144	-	-	-
Purchase obligations	463,524	463,524	-	-	-
Executive employment agreements (1)	2,696,050	498,400	1,083,267	589,733	524,650
Total	$ 4,137,416	1,318,081	1,288,029	1,006,656	524,650

(1) Includes future salary payments, potential retirement pay, and severance pay obligations of which $210,861 has been recorded as       long-term deferred compensation under executive employment agreements.

(2) Does not include sublease payments of $187,500 over the remaining term of a facility lease.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, recoverability of inventories, and potential future lease obligations arising from discontinued operations. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. During fiscal 2006 a large, well established customer filed for bankruptcy protection. As a result we charged-off $63,000 owed to us by the customer as a bad debt expense. Because substantially all of our customers are large well-established companies with excellent credit worthiness and our view that the bad debt expense associated with our customer’s bankruptcy filing is an isolated, customer specific event, we have not established a reserve at March 31, 2006 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Asset Recovery and Realization – Discontinued Operations

In May 2004, we completed the divestiture of equipment and inventory of our electronics product segment for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time of $204,985, which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. During the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables from the sublessee in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease, at that time, by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business at a price which rendered our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

Our assessments of the realizable value and collectability of the foregoing financial instruments together with our estimate of future sublease payments could change materially based on future developments and events. Any change in these estimates could result in a material change in our financial condition and results of operations.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2006 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with international accounting standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets- An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"), which replaces the exception permitting non-monetary exchanges of similar productive assets from measurement based on the fair value of the assets exchanged with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 will be effective for non-monetary asset exchanges occurring during fiscal years beginning after June 15, 2005. We do not expect SFAS 153 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the alternative to account for employee stock options using the intrinsic value method prescribed by APB 25 and requires the fair value of all share-based payments to employees, including the fair value of employee stock options, to be recognized in the income statement over the period the services are deemed to be performed, which is generally the vesting period.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuation, income statement classification and presentation, capitalization of costs and related income tax accounting.

In April 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS 123R from the next reporting period after June 15, 2005 to the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123R provides for adoption using either a modified prospective or modified retrospective transition method. We expect to adopt SFAS 123R using the modified prospective transition method. Under this transition method, the fair value of all employee stock option awards granted prior to April 1, 2006 and not vested prior to that date, as well as any stock options granted on or after that date, will be recognized as compensation cost in our statement of operations using the straight-line method over the requisite service period to the extent such options are expected to vest. Prior to adopting SFAS 123R, forfeitures were accounted for on the date of forfeiture. Estimated compensation cost arising from stock options granted prior to April 1, 2006, but not vested prior to that date under the modified prospective method that will be recognized in fiscal years beginning April 1, 2006 and later, is $1,179,017. We will continue to use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars. We are not subject to interest rate risk on our debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

of UQM Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UQM Technologies, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 7 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Denver, Colorado

June 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UQM Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that UQM Technologies, Inc. and its subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UQM Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that UQM Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also in our opinion, UQM Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended, and our report dated June 7, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Grant Thornton LLP

Denver, Colorado

June 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UQM Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of UQM Technologies, Inc. and subsidiaries (the Company) for the year ending March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of UQM Technologies, Inc. and subsidiaries’ for the year ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

May 19, 2004

Consolidated Balance Sheets
	March 31, 2006	March 31, 2005
Assets

Current assets:
Cash and cash equivalents	$ 4,076,806	5,788,232
Short-term investments	6,009,394	2,220,594
Accounts receivable	512,409	890,509
Costs and estimated earnings in excess of billings on
uncompleted contracts	450,044	435,925
Inventories	467,485	648,173
Prepaid expenses and other current assets	118,439	109,198

Total current assets	11,634,577	10,092,631

Property and equipment, at cost:
Land	181,580	181,580
Building	2,297,467	2,292,687
Machinery and equipment	2,808,324	2,422,034
	5,287,371	4,896,301
Less accumulated depreciation	(2,683,295)	(2,443,590)

Net property and equipment	2,604,076	2,452,711

Patent and trademark costs, net of accumulated amortization
of $545,468 and $450,011	552,382	613,448

Other assets	5,053	850

Total assets	$ 14,796,088	13,159,640

		(Continued)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets, Continued
	March 31, 2006	March 31, 2005
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 534,428	678,007
Other current liabilities	309,097	269,746
Current portion of long-term debt	92,013	135,255
Liabilities and commitments of discontinued operations	62,004	154,287
Billings in excess of costs and estimated earnings on
uncompleted contracts	221,626	66,510

Total current liabilities	1,219,168	1,303,805

Long-term debt, less current portion	621,685	810, 915
Long-term liabilities and commitments of discontinued operations	-	57,051
Long-term deferred compensation under executive employment agreements	210,861	-
	832,546	867,966

Total liabilities	2,051,714	2,171,771

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 24,776,042 and 23,177,133 shares
issued and outstanding	247,760	231,771
Additional paid-in capital	69,293,461	64,767,975
Accumulated deficit	(56,796,847)	(54,011,877)

Total stockholders’ equity	12,744,374	10,987,869

Total liabilities and stockholders’ equity	$ 14,796,088	13,159,640

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004
Revenue:
Contract services	$ 2,502,098	2,281,427	2,747,833
Product sales	1,820,468	2,481,864	2,293,071
	4,322,566	4,763,291	5,040,904
Operating costs and expenses:
Costs of contract services	2,471,625	2,496,223	2,215,196
Costs of product sales	1,671,206	1,994,540	1,960,549
Research and development	241,563	171,918	461,223
Production engineering	783,579	211,933	-
Selling, general and administrative	2,191,289	1,686,409	1,799,472
Impairment of long-lived assets	2,963	39,748	30,523
	7,362,225	6,600,771	6,466,963

Loss from continuing operations before other
income (expense)	(3,039,659)	(1,837,480)	(1,426,059)

Other income (expense):
Interest income	344,751	97,188	26,362
Interest expense	(63,003)	(74,005)	(84,193)
Gain on sale of Taiwan joint venture	-	-	60,975
Other	525	(398)	600
	282,273	22,785	3,744

Loss from continuing operations	(2,757,386)	(1,814,695)	(1,422,315)

Discontinued operations:
Loss from operations of discontinued electronic
products segment (including loss on disposal
in 2004 of $770,434)	(27,584)	(54,201)	(3,364,638)

Net loss	$ (2,784,970)	(1,868,896)	(4,786,953)

Net loss per common share-basic and diluted:
Continuing operations	$(0.11)	(0.09)	(0.07)
Discontinued operations	-	-	(0.18)
	$(0.11)	(0.09)	(0.25)

Weighted average number of shares of common
stock outstanding – basic and diluted	24,283,523	21,024,757	19,172,680

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
	Number of				Accumulated	Note
	common		Additional		other	receivable	Total
	shares	Common	paid-in	Accumulated	comprehensive	from	stockholders’
	issued	stock	capital	deficit	loss	officer	equity
Balances at March 31, 2003	18,844,515	$ 188,445	55,885,486	(47,356,028)	(384,300)	(23,600)	8,310,003

Issuance of common stock in follow-on
offering, net of offering costs	720,000	7,200	2,120,200	-	-	-	2,127,400
Issuance of common stock under
employee stock purchase plan	6,110	61	14,785	-	-	-	14,846
Compensation expense accrued for
issuance of common stock
options granted for services	2,000	20	5,160	-	-	-	5,180
Comprehensive loss:
Net loss	-	-	-	(4,786,953)	-	-	(4,786,953)
Sale of Taiwan joint venture
accumulated other
comprehensive loss	-	-	-	-	384,300	-	384,300
Total comprehensive loss	-	-	-	-	-	-	(4,402,653)

Repayment of officer note	-	-	-	-	-	7,782	7,782

Balances at March 31, 2004	19,572,625	195,726	58,025,631	(52,142,981)	-	(15,818)	6,062,558

Issuance of common stock in follow-on
offering, net of offering costs	3,600,000	36,000	6,731,465	-	-	-	6,767,465
Issuance of common stock under
employee stock purchase plan	2,940	29	6,789	-	-	-	6,818
Issuance of common stock upon
exercise of employee options	1,568	16	4,090	-	-	-	4,106
Net loss	-	-	-	(1,868,896)	-	-	(1,868,896)

Repayment of officer note	-	-	-	-	-	15,818	15,818

Balances at March 31, 2005	23,177,133	231,771	64,767,975	(54,011,877)	-	-	10,987,869

Issuance of common stock in follow-on
offering, net of offering costs	1,365,188	13,652	3,872,206	-	-	-	3,885,858
Issuance of common stock under
employee stock purchase plan	3,961	40	10,688	-	-	-	10,728
Issuance of common stock upon
exercise of employee options	120,839	1,208	362,665	-	-	-	363,873
Issuance of common stock upon
exercise of warrants	108,921	1,089	279,927	-	-	-	281,016
Net loss	-	-	-	(2,784,970)	-	-	(2,784,970)

Balances at March 31, 2006	24,776,042	$ 247,760	69,293,461	(56,796,847)	-	-	12,744,374

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004
Cash flows from operating activities of continuing operations:
Net loss	$(2,784,970)	(1,868,896)	(4,786,953)
Loss from discontinued operations	27,584	54,201	3,364,638
Loss from continuing operations	(2,757,386)	(1,814,695)	(1,422,315)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities
of continuing operations:
Depreciation and amortization	364,068	355,417	447,452
Gain on sale of Taiwan joint venture	-	-	(60,975)
Loss on disposal of property and equipment	-	398	27,603
Impairment of long-lived assets	2,963	39,748	30,523
Non-cash compensation expense for common stock
issued for services	-	-	5,180
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	363,981	(568,413)	(96,590)
Inventories	180,688	(219,735)	159,961
Prepaid expenses and other current assets	(9,241)	(36,549)	3,694
Other assets	(4,203)	-	-
Accounts payable and other current liabilities	(104,228)	297,021	(353,192)
Billings in excess of costs and estimated
earnings on uncompleted contracts	155,116	(122,742)	(34,126)
Long-term deferred compensation under
executive employment agreements	210,861	-	-
Net cash used in operating activities	(1,597,381)	(2,069,550)	(1,292,785)

Cash flows from investing activities of continuing operations:
Purchase of short-term investments	(3,788,800)	(2,173,475)	(1,574)
Acquisition of property and equipment	(420,990)	(194,069)	(147,388)
Increase in patent and trademark costs	(36,340)	(50,238)	(55,469)
Proceeds from sale of property and equipment	-	10,275	600
Proceeds from sale of Taiwan joint venture, net	-	-	445,275
Net cash provided by (used in) investing
activities	$(4,246,130)	(2,407,507)	241,444

See accompanying notes to consolidated financial statements.
		(Continued)

Consolidated Statements of Cash Flows, Continued
	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004
Cash flows from financing activities of continuing operations:
Proceeds from borrowings	$ -	143,962	303,257
Repayment of debt	(232,472)	(269,826)	(420,485)
Issuance of common stock in follow-on offering,
net of offering costs	3,885,858	6,767,465	2,127,400
Issuance of common stock upon exercise of
employee options	363,873	4,106	-
Issuance of common stock upon exercise of warrants	281,016	-	-
Issuance of common stock under employee
stock purchase plan	10,728	6,818	14,846
Repayment of note receivable from officer	-	15,818	7,782
Net cash provided by financing activities	4,309,003	6,668,343	2,032,800

Net cash provided by (used in) continuing operations	(1,534,508)	2,191,286	981,459

Discontinued operations:
Net cash used in operating activities	(176,918)	(257,602)	(376,575)
Net cash provided by (used in) investing activities	-	895,000	(77,111)
Net cash provided by (used in)
discontinued operations	(176,918)	637,398	(453,686)

Increase (decrease) in cash and cash equivalents	(1,711,426)	2,828,684	527,773

Cash and cash equivalents at beginning of year	5,788,232	2,959,548	2,431,775

Cash and cash equivalents at end of year	$ 4,076,806	5,788,232	2,959,548

Supplemental Cash Flow Information
Interest paid in cash during the year	$ 64,143	74,483	84,715

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiary UQM Power Products, Inc. are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Frederick, Colorado. We were engaged in the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products prior to the operations being discontinued in the fiscal year ended March 31, 2004 (see note 12). Our revenue is derived primarily from product sales to customers in the automotive, agriculture, industrial, medical and aerospace markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability together with our partners, to commercialize our products and technology.

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

(d) Investments

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments that we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with an original maturity of greater than three months and less than one year from the balance sheet date are classified as short-term.

The amortized cost and unrealized gain or loss of our short-term investments at March 31, 2006 were:
	Amortized Cost	Gain (Loss)
U.S. Government and Government Agency Securities	$ 4,922,150	(47,591)
Commercial Paper	650,950	(7,941)
Certificates of Deposit	436,294	(932)
	$ 6,009,394	(56,464)

As of March 31, 2006, held-to-maturity securities with a time to maturity of three to six months and six months to one year, respectively, were $651,879 and $5,357,515.

(e) Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers’ financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2006 and 2005, no allowance for uncollectible accounts receivable was deemed necessary.

(f) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on our assessment of recoverability of slow moving or obsolete inventory items.

(g) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 31 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2006, 2005 and 2004 was $268,613, $265,672 and $363,404, respectively.

(h) Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

(i) Impairment of Long-Lived Assets

We periodically evaluate whether circumstances or events have affected the recoverability of long-lived assets including intangible assets with finite useful lives. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows.

(j) Revenue and Cost Recognition

We manufacture proprietary products and other products. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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

Contract costs include all direct materials, subcontract and labor costs and other indirect costs. Selling, general and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

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

(m) Equity Compensation

We periodically issue common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is based upon the fair value of our common stock on the date of issuance. For issuances of stock options to employees and directors we measure compensation cost using the intrinsic value method prescribed under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Stock options granted to non-employees are accounted for under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123").

Had we reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, pro forma net loss and pro forma net loss per common share would have been the amounts indicated in the following table:
	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

Net loss - as reported	$(2,784,970)	(1,868,896)	(4,786,953)
Deduct: Additional stock-based employee
compensation expense determined under fair
value method for all awards, net of related tax
effects:
Current period option grants	(182,074)	(100,154)	(59,707)
Prior period option grants	(462,797)	(433,308)	(726,275)

Pro forma net loss	$(3,429,841)	(2,402,358)	(5,572,935)

Net loss per common share:
Basic and diluted - as reported	$(0.11)	(0.09)	(0.25)

Basic and diluted - pro forma	$(0.14)	(0.11)	(0.29)

The fair value of stock options granted was calculated using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:
	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

Expected volatility	48.7%	48.7%	49.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.8%	4.5%	3.2%
Expected life of option granted	6 years	6 years	6 years
Weighted average fair value of options granted
as computed under the Black-Scholes-Merton
option-pricing model	$ 1.99 per	$ 1.16 per	$ 1.24 per
	option	option	option

      (n) Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss items, which under accounting principles generally accepted in the United States of America, are excluded from net loss but included as a component of stockholders’ equity. For the fiscal year ended March 31, 2004, the Company’s comprehensive loss was $4,402,653 versus a net loss of $4,786,953 during that same period. The difference is attributable to the realization of foreign currency losses. For the fiscal years ended March 31, 2006 and 2005 our comprehensive loss was equal to our net loss. Accumulated other comprehensive loss was reduced to zero at March 31, 2004 reflecting the realization of foreign currency losses upon the sale of our ownership interest in Taiwan UQM Electric Co., Ltd. (See note 4)

      (o) Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2006, 2005 and 2004, options to purchase 3,065,610, 2,942,039 and 3,036,586 shares of common stock, respectively, and warrants to purchase 439,088, 548,009 and 420,028 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2006, 2005 and 2004, respectively, options and warrants for 1,791,858, 1,896,335 and 2,565,029 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 496,815 shares, 104,230 shares and 54,982 shares of common stock for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

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

      (q)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

During the year ended March 31, 2006, the Company has separately disclosed the operation and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. There were no financing portions of cash flows attributable to discontinued operations in any of the reported years.

      (r)  New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with international accounting standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets- An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"), which replaces the exception permitting non-monetary exchanges of similar productive assets from measurement based on the fair value of the assets exchanged with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 will be effective for non-monetary asset exchanges occurring during fiscal years beginning after June 15, 2005. We do not expect SFAS 153 to have a material effect on our consolidated financial statements when implemented.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the alternative to account for employee stock options using the intrinsic value method prescribed by APB 25 and requires the fair value of all share-based payments to employees, including the fair value of employee stock options, to be recognized in the income statement over the period the services are deemed to be performed, which is generally the vesting period.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuation, income statement classification and presentation, capitalization of costs and related income tax accounting.

In April 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS 123R from the next reporting period after June 15, 2005 to the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123R provides for adoption using either a modified prospective or modified retrospective transition method. We expect to adopt SFAS 123R using the modified prospective transition method. Under this transition method, the fair value of all employee stock option awards granted prior to April 1, 2006 and not vested prior to that date, as well as any stock options granted on or after that date, will be recognized as compensation cost in our statement of operations using the straight-line method over the requisite service period to the extent such options are expected to vest. Prior to adopting SFAS 123R, forfeitures were accounted for on the date of forfeiture. Estimated compensation cost arising from stock options granted prior to April 1, 2006, but not vested prior to that date under the modified prospective method that will be recognized in fiscal years beginning April 1, 2006 and later, is $1,179,017. We will continue to use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards.

(2)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of

        Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2006, the estimated period to complete contracts in process ranged from one to seventeen months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:

March 31, 2006	March 31, 2005

Costs incurred on uncompleted contracts	$ 2,474,025	3,343,770
Estimated earnings	221,382	190,619
2,695,407	3,534,389
Less billings to date	(2,466,989)	(3,164,974)
$ 228,418	369,415

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 450,044	435,925
Billings in excess of costs and estimated earnings on
uncompleted contracts	(221,626)	(66,510)
$ 228,418	369,415

(3)   Inventories

     Inventories at March 31, 2006 and 2005 consist of:
	March 31, 2006	March 31, 2005

Raw materials	$ 376,179	429,555
Work-in-process	47,551	127,635
Finished products	43,755	90,983
	$ 467,485	648,173

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value.

(4)   Investment in Taiwan Joint Venture

During fiscal 2004, we sold our ownership interest in a joint venture, Taiwan UQM Electric Co., Ltd., resulting in net cash proceeds of $445,275.

The cumulative foreign currency translation adjustments with respect to the joint venture were included in accumulated other comprehensive loss and offset against the sales proceeds resulting in a gain on the sale of $60,975.

(5)  Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2006, we recorded total impairment charges of $2,963 for obsolete equipment and abandoned patent applications.

During the fiscal years ended March 31, 2005 and 2004, we recorded total impairment charges of $39,748 and $30,523, respectively, for abandoned patent applications.

Average annual depreciation expense for the equipment impaired during the fiscal year ended March 31, 2006, for years preceding the year of impairment, was $5,115.

Impairments for the fiscal years ended March 31, 2005 and 2004 consist solely of capitalized costs, principally legal fees, associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

(6)   Other Current Liabilities

Other current liabilities consist of:

	March 31, 2006	March 31, 2005

Accrued legal and accounting fees	$ 88,300	41,500
Accrued payroll and employee benefits	92,471	81,835
Accrued personal property and real estate taxes	43,825	16,219
Accrued warranty costs	39,480	48,690
Accrued losses on engineering contracts	2,271	14,543
Unearned revenue	-	49,600
Accrued royalties	10,630	12,473
Other	32,120	4,886
	$ 309,097	269,746

 (7)   Long-Term Debt

Long-term debt at March 31, 2006 and 2005 consists of:
	March 31, 2006	March 31, 2005
Note payable to bank, payable in monthly installments
with interest at 7.75% (7.00% at March 31, 2005); matures
November 2009; secured by land and building	$ 713,698	799,294
Note payable to a development partnership, payable in
monthly installments with interest at national prime
interest rate plus 2 percent, (7.00% at March 31, 2005) adjusted
annually on anniversary of loan; secured by land and building	-	146,876
Total long-term debt	713,698	946,170
Less: current portion	92,013	135,255

Long-term debt, less current portion	$ 621,685	810,915

Prior to September 30, 2006 the loan agreement related to our facility in Frederick, Colorado included covenants which required us to maintain certain financial ratios as defined in the agreement. For periods after September 30, 2006 these financial covenants were waived.

The annual aggregate contractual maturities of long-term debt for each of the next five fiscal years are as follows:

2007	$ 92,013
2008	98,760
2009	106,002
2010	416,923
2011	-
$ 713,698

(8)  Income Taxes

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:
	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

Computed "expected" tax benefit	$ (937, 511)	(616,996)	(483,587)
Increase (decrease) in taxes resulting from:
Adjustment to deferred tax assets and liabilities
for prior period corrections	(2,319,149)	1,170,994	-
Increase (decrease) in valuation allowance for
net deferred tax assets	3,217,427	(558,035)	591,768
Other, net	39,233	4,037	(108,181)

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
	March 31, 2006	March 31, 2005

Deferred tax assets:
Research and development credit carry-forwards	$ 185,171	65,877
Net operating loss carry-forwards	20,681,654	17,736,889
Deferred compensation	81,456	-
Property and equipment	424,923	370,063
Intangible assets	42,214	25,162
Total deferred tax assets	21,415,418	18,197,991

Less valuation allowance	(21,415,418)	(18,197,991)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2006, we had net operating loss carry-forwards (NOL) of approximately $54 million for U.S. income tax purposes that expire in varying amounts through 2026. Approximately $4.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

(9) Stockholders’ Equity

In June 2005 we completed a private placement of 1,365,188 shares of our common stock to two institutional investors. Cash proceeds, net of offering costs, were $3,885,858.

In November 2004 we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value. Cash proceeds, net of offering costs, were $6,767,465. During the fiscal year ended March 31, 2006, warrants to acquire 108,921 shares of common stock were exercised resulting in cash proceeds of $281,016. Warrants to acquire 251,079 shares of our common stock remain outstanding at March 31, 2006.

In October 2003 we completed a follow-on offering of 720,000 shares of common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value. Cash proceeds, net of offering costs, were $2,127,400. All of these warrants were outstanding as of March 31, 2006.

In April 2002 we completed a follow-on offering of 1,160,095 shares of common stock together with two-year warrants to acquire an additional 232,019 shares of common stock. The warrants had an exercise price of $5.73 per share. The placement agent was issued four-year warrants to acquire 116,009 shares of our common stock at an exercise price of $5.17 per share, which were recorded at fair value. Cash proceeds, net of offering costs were $4,435,212. All warrants, other than the placement agent’s warrants, expired unexercised. All of the placement agent’s warrants were outstanding at March 31, 2006.

(10) Stock- Based Compensation

Incentive and Non-Qualified Option Plans

As of March 31, 2006 we had 1,338,819 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the Plan is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

The following table summarizes activity under the plans:
	Shares Under Option	Weighted Average Exercise Price
Outstanding at March 31, 2003	2,778,128	$ 5.41
Granted	480,499	$ 2.42
Forfeited	(264,174)	$ 6.35

Outstanding at March 31, 2004	2,994,453	$ 4.85
Granted	470,000	$ 2.27
Exercised	(1,568)	$ 2.62
Forfeited	(583,680)	$ 5.49

Outstanding at March 31, 2005	2,879,205	$ 4.30
Granted	477,999	$ 3.84
Exercised	(104,355)	$ 3.08
Forfeited	(246,520)	$ 4.16

Outstanding at March 31, 2006	3,006,329	$ 4.28

Exercisable at March 31, 2006	2,080,132	$ 4.81
Exercisable at March 31, 2005	2,016,332	$ 5.13
Exercisable at March 31, 2004	2,133,119	$ 5.70

The following table presents summarized information about stock options outstanding under the plans at March 31, 2006:
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.16 – 3.84	1,828,456	7.4 years	$ 2.88	932,259	$ 2.70
$ 4.04 – 4.38	477,438	4.9 years	$ 4.24	447,438	$ 4.25
$ 7.13 – 8.75	700,435	3.4 years	$ 7.96	700,435	$ 7.96
$ 2.16 – 8.75	3,006,329	6.1 years	$ 4.28	2,080,132	$ 4.81

          Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2006, we had 398,960 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option prices are equal to the fair value of common shares at the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

The following table presents summarized activity under the plan:
	Shares Under Option	Weighted Average Exercise Price
Outstanding at March 31, 2003	29,345	$ 4.41
Granted	17,596	$ 3.40
Forfeited	(4,808)	$ 8.00

Outstanding at March 31, 2004	42,133	$ 3.58
Granted	27,777	$ 2.30
Forfeited	(7,076)	$ 5.85

Outstanding at March 31, 2005	62,834	$ 2.76
Granted	12,931	$ 3.15
Exercised	(16,484)	$ 2.55

Outstanding at March 31, 2006	59,281	$ 2.90

Exercisable at March 31, 2006	59,281	$ 2.90
Exercisable at March 31, 2005	62,834	$ 2.76
Exercisable at March 31, 2004	42,133	$ 3.58

The following table presents summarized information about stock options outstanding for non-employee directors at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 2.30 – 3.40	58,304	1.4 years	$ 2.82	58,304	$ 2.82
$ 7.63 – 7.63	977	4.3 years	$ 7.63	977	$ 7.63
$ 2.30 – 7.63	59,281	1.5 years	$ 2.90	59,281	$ 2.90

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. We have reserved 115,957 shares of common stock for issuance under the Stock Purchase Plan. During the years ended March 31, 2006, 2005, and 2004, we issued 3,961, 2,940 and 6,110, shares of common stock, respectively, under the Stock Purchase Plan.

Stock Bonus Plan

The company has a stock bonus plan administered by the Board of Directors, under which 554,994 shares of common stock are available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the plan during the fiscal years ended March 31, 2006 and 2005. During the fiscal year ended March 31, 2004, we granted 2,000 shares under the plan.

(11) Significant Customers

We have historically derived significant revenue from one key customer, Invacare Corporation. Revenue from this customer totaled $681,000, $1,370,792 and $1,643,215 for the years ended March 31, 2006, 2005 and 2004, respectively, which was 16 percent, 29 percent and 33 percent of total revenue, respectively.

Trade accounts receivable from this customer were nil and 36 percent of total accounts receivable as of March 31, 2006 and 2005, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $47,761 and $161,361 as of March 31, 2006 and 2005, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $1,847,300, $1,271,781 and $1,011,818 for the years ended March 31, 2006, 2005 and 2004, respectively. Accounts receivable from government-funded contracts represented 50 percent and 18 percent of total accounts receivable as of March 31, 2006 and 2005, respectively.

(12) Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser’s financial capability to meet its obligation under the sublease, we recorded a liability, at that time of $204,985, which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. During the quarter ended September 30, 2005, we wrote-off uncollectible past due rent receivables from the sublessee in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease, at that time, by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business at a price which rendered our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our currently recorded liabilities of $62,004 for discontinued operations are adequate to cover potential future obligations that may arise.

The operating results of this business for the years ended March 31, 2006, 2005 and 2004 have been reported separately as discontinued operations together with estimated losses on the disposal of division assets. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overhead, which has been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net sales and net loss from the discontinued electronic products segment are shown in the following table:
	Year Ended March 31,
	2006	2005	2004

Net sales of electronic products segment	$ -	-	3,076,616
Net loss of electronic products segment (including
loss on disposal in 2004 of $770,434)	$(27,584)	(54,201)	(3,364,638)

Liabilities of the discontinued electronic products segment were as follows:
	March 31, 2006	March 31, 2005

Accounts payable and other liabilities	$ -	6,353
Liabilities and commitments	62,004	147,934

Total current liabilities	62,004	154,287

Long-term liabilities and commitments	-	57,051

Liabilities and commitments of discontinued operations	62,004	211,338

Net liabilities of discontinued electronic products segment	$(62,004)	(211,338)

(13) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Short-term investments:

The carrying value of these instruments is the amortized cost of short-term investments which approximates fair value. See Note 1(d).

Long-term debt:

The carrying amount of our long-term debt approximates fair value because the interest rate on this debt approximates the interest rate currently available on similar financing offering comparable security to the lender.

(14) 401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 who have been employed by us at least six months are eligible to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $55,061, $50,945 and $68,243, for the years ended March 31, 2006, 2005, and 2004, respectively.

(15)   Segments

At March 31, 2006, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance its technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 12, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment for the fiscal year ended March 31, 2006 was 74 percent and 26 percent, respectively. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2005, and 2004 were 67 percent and 33 percent in each year, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $64,882, $181,950 and $17,559 for the years ended March 31, 2006, 2005, and 2004, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $184,164, $176,340 and $169,482 for the years ended March 31, 2006, 2005 and 2004, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2006:
		Power
	Technology	Products	Total

Revenue	$ 3,459,900	862,666	4,322,566
Interest income	$ 333,022	11,729	344,751
Interest expense	$ -	(63,003)	(63,003)
Depreciation and amortization	$ (251,748)	(112,320)	(364,068)
Impairment of long-lived assets	$ (2,963)	-	(2,963)
Segment loss from continuing operations	$ (2,599,906)	(157,480)	(2,757,386)
Assets of continuing operations	$ 12,166,688	2,629,400	14,796,088
Expenditures for long-lived segment assets	$ (260,790)	(196,540)	(457,330)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2005:

		Power
	Technology	Products	Total

Revenue	$ 3,089,114	1,674,177	4,763,291
Interest income	$ 89,869	7,319	97,188
Interest expense	$ (2,108)	(71,897)	(74,005)
Depreciation and amortization	$ (245,735)	(109,682)	(355,417)
Impairment of long-lived assets	$ (39,748)	-	(39,748)
Segment earnings (loss) from continuing
operations	$(1,869,518)	54,823	(1,814,695)
Assets of continuing operations	$ 9,967,003	3,192,637	13,159,640
Expenditures for long-lived segment assets	$ (194,873)	(49,434)	(244,307)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2004:
		Power
	Technology	Products	Total

Revenue	$ 3,339,939	1,700,965	5,040,904
Interest income	$ 22,054	4,308	26,362
Interest expense	$ (3,704)	(80,489)	(84,193)
Depreciation and amortization	$ (278,894)	(168,558)	(447,452)
Impairment of long-lived assets	$ (30,523)	-	(30,523)
Segment loss from continuing operations	$(1,289,738)	(132,577)	(1,422,315)
Assets of continuing operations	$ 4,705,076	2,789,239	7,494,315
Expenditures for long-lived segment assets	$ (175,303)	(27,554)	(202,857)

(16) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, one of which expires December 31, 2007 and one of which expires on December 31, 2010. The aggregate future compensation under these employment agreements, including future services payable on expected extensions thereof and potential retirement and severance payouts is $2,696,050 at March 31, 2006. Of this amount $210,861 has been recorded as long-term deferred compensation under executive employment agreements.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expire at various times through 2007. At March 31, 2006, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year (including the lease liability described below) were $264,144.

In May 2004, we completed the divestiture of equipment and inventory of our contract electronics manufacturing business. Coincident with this transaction, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. In December 2005, the purchaser sold the assets of its business to another business. The acquiring business entered into a sublease agreement on the facility with the Company for the remaining term of the Company’s master lease. The future sublease payments total $187,500 over the term of the sublease which is less than the amount due under our master lease over the remaining lease term. Accordingly we have recorded a liability of $62,004 which is equal to the present value of the difference between our obligation under the master lease and the sublease payments to be received under the sublease. At this time the Company believes its currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

At March 31, 2006, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year, excluding sublease payments, are $264,144. Future minimum lease payments, net of sublease payments of $187,500, are $76,644.

Rental expense under these leases, after deducting sublease payments of $134,260, $240,132 and zero for the years ended March 31, 2006, 2005 and 2004, respectively, was $128,691, $28,107 and $276,305, of which, $10,807, $16,845 and zero were reported as continuing operations for the years ended March 31, 2006, 2005 and 2004, respectively, and $117,884, $11,262 and $276,305 were reported as discontinued operations for the years ended March 31, 2006, 2005 and 2004, respectively.

Litigation

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

(17) Interim Financial Data (Unaudited)
	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2006
Sales	$ 1,153,205	884,000	1,144,156	1,141,205
Gross profit	$ (113,037)	85,044	189,346	18,382
Loss from continuing operations	$ (720,374)	(543,438)	(536,106)	(957,468)
Discontinued operations	$ (10,431)	(33,270)	18,042	(1,925)
Net loss	$ (730,805)	(576,708)	(518,064)	(959,393)
Net loss per common share basic and diluted:
Continuing operations	$(0.03)	(0.02)	(0.02)	(0.04)
Discontinued operations	-	-	-	-
	$(0.03)	(0.02)	(0.02)	(0.04)

During the quarter ended March 31, 2006, the Company corrected an error related to the accrual of deferred compensation payable under executive employment agreements. Management had been disclosing the existence of contingent future payments under the agreements rather than accruing a pro-rata portion of the obligation over the expected service period of the executive. As of March 31, 2006 the Company established a long-term liability for deferred compensation payable under the agreements in the amount of $210,861 and recorded compensation expense of $181,646 during the fourth quarter of fiscal 2006. Management does not believe this item is material to any prior reported quarterly or annual financial statements, nor do they believe that the amount is material to the annual operating results for fiscal 2006.

Fiscal year 2005
Sales	$ 683,996	1,234,477	1,307,583	1,537,235
Gross profit	$ (132,251)	101,923	113,448	189,408
Loss from continuing operations	$ (697,721)	(378,461)	(367,172)	(371,341)
Discontinued operations	$ (17,182)	(1,790)	(25,808)	(9,421)
Net loss	$ (714,903)	(380,251)	(392,980)	(380,762)
Net loss per common share basic and diluted:
Continuing operations	$(0.04)	(0.02)	(0.02)	(0.01)
Discontinued operations	-	-	-	-
	$(0.04)	(0.02)	(0.02)	(0.01)

(18) Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2006
Deducted from asset accounts:
Bad debt expense	$ -	63,000	-	63,000 (D)	-
Not deducted from asset accounts:
Accrued warranty cost	$ 48,690	53,298	-	62,508 (C)	39,480
Liabilities and commitments of
discontinued operations	$ 211,338	-	-	149,334 (E)	62,004

Year ended March 31, 2005
Not deducted from asset accounts:
Accrued warranty cost	$ 65,496	44,920	-	61,726 (C)	48,690
Liabilities and commitments of
discontinued operations	$ 746,682	-	-	535,344 (E)	211,338

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$ 28,756	7,060	-	35,816 (A)	-
Inventory obligations of
certain customers, net	$ 367,710	-	-	367,710 (B)	-
Inventory obsolescence reserve	$ 1,032,290	925,702	-	1,957,992 (B)	-
Not deducted from asset accounts:
Accrued warranty cost	$ 45,927	89,898	-	70,329 (C)	65,496
Liabilities and commitments of
discontinued operations	$ -	746,682	-	-	746,682

Note (A) Uncollectible accounts written off, net of recoveries.

Note (B) Amounts written off or payments received on liquidation.

Note (C)  Represents actual warranty payments for units returned under warranty.

Note (D)  Represents reduction in trade accounts receivable.

Note (E) Represents payments on the leased facility formerly occupied by our discontinued electronics segment and the payment of trade accounts payable and other accrued liabilities.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Reference is made to our Current Report on Form 8-K (No. 1-10869) filed on September 21, 2004 regarding a change in independent accountants where there was no disagreement on accounting and financial disclosure, which is incorporated herein by reference.
ITEM 9A.	CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2006, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for all aspects of the business, including the preparation of the consolidated financial statements in this annual report. Management prepared the consolidated financial statements using accounting principles generally accepted in the United States. Management has also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, including safeguarding of assets against unauthorized acquisition, use or disposition. This system is designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and safeguarding of our assets. This system is supported with written policies and procedures and contains self-monitoring mechanisms. Appropriate actions are taken by management to correct deficiencies as they are identified. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and, therefore, can provide only reasonable assurance as to the reliability of financial statement preparation and such asset safeguarding.

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, it used the criteria described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of March 31, 2006, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

The consolidated financial statements have been audited by the independent registered public accounting firm, Grant Thornton LLP, who audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. During its audits, Grant Thornton LLP was given unrestricted access to all financial records, including minutes of all meetings of the Board of Directors and the annual meeting of the Company’s shareholders. Grant Thornton LLP has issued its report on management’s assessment and on the effectiveness of our internal control over financial reporting, which is included above in Part II, Item 8 of this Form 10-K.

June 6, 2006
/s/ William G. Rankin	/s/ Donald A. French
William G. Rankin	Donald A. French
Chairman of the Board, President	Treasurer, Secretary and
and Chief Executive Officer	Chief Financial Officer
ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 2, 2006.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2006" and "Aggregate Option Exercises During Fiscal Year 2006 and Option Values at the End of Fiscal Year 2006 in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 2, 2006.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 2, 2006.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 2, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held August 2, 2006.

PART IV
ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2006 and March 31, 2005.

Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended March 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

None.

	3.	Reports on Form 8-K

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control.

Report Regarding Private Placement of Common Stock Filed June 30, 2005.

Report Regarding Financial Guidance Filed July 25, 2005.

Report Regarding Amendments to the Company’s 2002 Equity Incentive Plan and Stock Bonus Plan Filed August 12, 2005.

Report Regarding Termination of Litigation with Hussmann Corporation Filed November 2, 2005.

Report Regarding Service Parts Production Order from Invacare Corporation Filed March 27, 2006.

(b)		Exhibits:

3.1		Bylaws. Reference is made to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 0-9146), which is incorporated herein by reference.

3.2		Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146), which is incorporated herein by reference.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 0-9146), which is incorporated herein by reference.

10.1		UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.

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

10.4		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.5

Employment Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (No. 1-10869), which is incorporated herein by reference.

10.6

Purchase Agreement between UQM Electronics, Inc. and CD&M Electronics, Inc. dated May 18, 2004. Reference is made to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended March 31, 2004 (No. 1-10869), which is incorporated herein by reference.

10.7

Underwriting Agreement dated November 1, 2004. Reference is made to Exhibit 1.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (No. 1-10869), which is incorporated herein by reference.

10.8		Form of Warrant. Reference is made to Exhibit 4.1 of Amendment Number One to our Registration Statement on Form S-3 (No. 333-75520) filed on March 20, 2002, which is incorporated herein by reference.

10.9		Form of Warrant. Reference is made to Exhibit 4.2 of our Post Effective Amendment Number One to the Registration Statement on Form S-2 (No. 333-118528), which is incorporated herein by reference.

10.10		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.11

Description of Director Compensation Arrangement. Reference is made to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.12

Amendment to the Employment Agreement of Donald A. French. Reference is made to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.13		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.14

Form of Incentive Stock Option Agreement. Reference is made to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.15

Form of Non-Qualified Stock Option Agreement. Reference is made to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.16

Form of Restricted Stock Agreement. Reference is made to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.17		Securities Purchase Agreement. Reference is made to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.18		Employment Agreement between the Company and William G. Rankin dated June 5, 2006.

21.0		Subsidiaries of the Company. Reference is made to Exhibit 21.0 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

23.1		Consent of Grant Thornton LLP.

23.2		Consent of KPMG LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 6th day of June, 2006.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation
By:	"William G. Rankin"
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.
Signature	Title	Date
"William G. Rankin" William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	June 6, 2006
"Donald A. French" Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	June 6, 2006
"Ernest H. Drew" Ernest H. Drew	Director	June 6, 2006
"Stephen J. Roy" Stephen J. Roy	Director	June 6, 2006
"Jerome Granrud" Jerome Granrud	Director	June 6, 2006
"Don Vanlandingham" Don Vanlandingham	Director	June 6, 2006