Form 10-Q
period 2006-06-30
UQM TECHNOLOGIES INC
filed 2006-07-27
CIK 315449

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes   X   No

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 24, 2006 was 25,130,551.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
UQM TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (unaudited)
	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 3,900,444	4,076,806
Short-term investments	5,851,537	6,009,394
Accounts receivable	834,874	512,409
Costs and estimated earnings in excess of billings on
uncompleted contracts	486,090	450,044
Inventories	655,453	467,485
Prepaid expenses and other current assets	317,717	118,439
Total current assets	12,046,115	11,634,577

Property and equipment, at cost:
Land	181,580	181,580
Building	2,303,919	2,297,467
Machinery and equipment	3,043,758	2,808,324
	5,529,257	5,287,371
Less accumulated depreciation	(2,756,511)	(2,683,295)
Net property and equipment	2,772,746	2,604,076

Patent and trademark costs, net of accumulated
amortization of $570,215 and $545,468	531,406	552,382

Other assets	5,053	5,053

Total assets	$ 15,355,320	14,796,088

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (unaudited), Continued
	June 30, 2006	March 31, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 571,498	534,428
Other current liabilities	260,996	309,097
Current portion of long-term debt	93,669	92,013
Short-term deferred compensation under executive employment
agreements	127,636	-
Liabilities and commitments of discontinued operations	42,677	62,004
Billings in excess of costs and estimated earnings on
uncompleted contracts	363,012	221,626
Total current liabilities	1,459,488	1,219,168

Long-term debt, less current portion	597,729	621,685
Long-term deferred compensation under executive employment agreements	132,488	210,861
	730,217	832,546

Total liabilities	2,189,705	2,051,714

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 25,130,551 and 24,776,042 shares
issued and outstanding	251,306	247,760
Additional paid-in capital	70,498,952	69,293,461
Accumulated deficit	(57,584,643)	(56,796,847)
Total stockholders’ equity	13,165,615	12,744,374

Total liabilities and stockholders’ equity	$ 15,355,320	14,796,088

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Operations (unaudited)
	Quarter Ended June 30,
	2006	2005
Revenue:
Contract services	$ 824,354	467,588
Product sales	476,978	685,617
	1,301,332	1,153,205

Operating costs and expenses:
Costs of contract services	655,125	662,556
Costs of product sales	524,076	603,686
Research and development	95,151	30,320
Production engineering	248,372	166,690
Selling, general and administrative	672,517	448,445
Impairment of long-lived assets	-	1,455
	2,195,241	1,913,152

Loss from continuing operations before other
income (expense)	(893,909)	(759,947)

Other income (expense):
Interest income	120,652	56,165
Interest expense	(12,427)	(16,592)
	108,225	39,573

Loss from continuing operations	(785,684)	(720,374)

Discontinued operations:
Loss from operations of discontinued electronic
products segment	(2,112)	(10,431)
Net loss	$ (787,796)	(730,805)

Net loss per common share - basic and diluted:
Continuing operations	$(.03)	(.03)
Discontinued operations	-	-
	$(.03)	(.03)

Weighted average number of shares of common
stock outstanding - basic and diluted	25,026,218	23,193,205

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited)
	Quarter Ended June 30,
	2006	2005
Cash flows from operating activities of continuing operations:
Net loss	$ (787,796)	(730,805)
Loss from discontinued operations	2,112	10,431
Loss from continuing operations	(785,684)	(720,374)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	97,964	88,782
Impairment of long-lived assets	-	1,455
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(358,511)	209,593
Inventories	(187,968)	166,216
Prepaid expenses and other current assets	(199,278)	(181,850)
Non-cash compensation expense from employee stock
option grants	160,975	-
Accounts payable and other current liabilities	(11,031)	(243,521)
Billings in excess of costs and estimated earnings on
uncompleted contracts	141,386	(6,654)
Short-term and long-term deferred compensation under
executive employment agreements	49,263	-
Net cash used in operating activities	(1,092,884)	(686,353)

Cash flows from investing activities of continuing operations:
Maturity (purchases) of short-term investments, net	157,857	(263,410)
Acquisition of property and equipment	(241,886)	(39,472)
Increase in patent and trademark costs	(3,772)	(3,825)
Net cash used in investing activities	(87,801)	(306,707)

Cash flows from financing activities of continuing operations:
Repayment of debt	(22,300)	(32,828)
Issuance of common stock in private placement, net of placement
costs	-	3,933,202
Issuance of common stock upon exercise of stock options	614,072	-
Issuance of common stock upon exercise of warrants	427,795	-
Issuance of common stock under employee stock purchase plan	6,195	4,139
Net cash provided by financing activities	1,025,762	3,904,513

Net cash provided by (used in) continuing operations	(154,923)	2,911,453

Discontinued operations - net cash used in operating activities	(21,439)	(7,137)

Increase (decrease) in cash and cash equivalents	(176,362)	2,904,316
Cash and cash equivalents at beginning of quarter	4,076,806	5,788,232
Cash and cash equivalents at end of quarter	$ 3,900,444	8,692,548

Supplemental cash flow information:
Interest paid in cash during the quarter	$ 12,635	16,731

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)
(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2006.

(2)	Stock-Based Compensation
Incentive and Non-Qualified Option Plans

As of June 30, 2006 we had 1,347,856 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the Plan is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2006, we had 398,960 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. We have reserved 115,957 shares of common stock for issuance under the Stock Purchase Plan. During the quarter ended June 30, 2006, we issued 1,883 shares of common stock under the Stock Purchase Plan.

Stock Bonus Plan

The company has a stock bonus plan administered by the Board of Directors, under which 554,994 shares of common stock are available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the plan during the quarter ended June 30, 2006.

Effective April 1, 2006, the company adopted the provisions of SFAS No.123(R). SFAS No. 123(R) requires employee stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The company previously accounted for awards granted under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended.  Accordingly, no share-based compensation arising from the issuance of stock options to employees and directors was recognized in the financial statements prior to April 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in April 1, 2006 includes (a) compensation cost for all employee and director stock option awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Options currently granted by the company generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of the grant. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the American Stock Exchange) on the date of grant.

Share-based compensation recognized after April 1, 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes-Merton option pricing model for estimating fair value.

Total share-based compensation expense for the quarter ended June 30, 2006 was $160,975. Of this amount, approximately $36,000 was recognized in cost of contract services, $8,000 was recognized in cost of product sales, $6,000 was recognized in research and development, $25,000 was recognized in production engineering and $86,000 was recognized in selling, general and administrative expense. Share-based compensation capitalized in inventories was insignificant as of June 30, 2006.

In accordance with SFAS No. 123(R), the company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter ended June 30, 2006 was insignificant.

All shares granted under the non-employee director stock option plan were vested prior to the start of the quarter ended June 30, 2006. A summary of the status of non-vested shares under the incentive and non-qualified option plans as of June 30, 2006 and changes during the quarter ended June 30, 2006 is presented below:

	Shares Under Option	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2006	926,197	$ 1.61
Granted	-	-
Vested	(10,000)	2.10
Forfeited	(14,481)	1.17
Non-vested at June 30, 2006	901,716	$ 1.61

As of June 30, 2006, there was $1,031,897 of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 21 months. The total fair value of stock options that vested during the quarter ended June 30, 2006 was $21,000.

Pro forma information required under SFAS No. 123 for the quarter ended June 30, 2005 as if the company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the company’s equity incentive plans was as follows:

Quarter Ended June 30, 2005
Net loss, as reported	$(730,805)
Less: total share-based employee compensation determined under the fair value
method for all awards, net of tax	$(134,354)
Pro forma net loss	$(865,159)
Reported basic and diluted net loss per common share	$(.03)
Pro forma basic and diluted net loss per common share	$(.04)

There were no employee stock option grants during the quarter ended June 30, 2006. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarters ended June 30, 2005, were based on estimates at the date of grant as follows:

	Quarter Ended June 30, 2005

Weighted average estimated fair value of grant	$ 2.10	Per option
Expected life (in years)	6.0	years
Risk free interest rate	4.4%
Expected volatility	49.0%
Expected dividend yield	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractural term is utilized as the expected life.

Additional information with respect to stock option activity under our incentive and non-qualified stock option plans is as follows:
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	$ -
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26

Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535

Exercisable at June 30, 2006	1,908,762	$ 4.94	4.8 years	$ 265,275

Vested and expected to vest at June 30, 2006	2,783,931	$ 4.34	6.0 years	$ 535,648
There were no options exercised under the plans during the quarter ended June 30, 2005.
Additional information with respect to stock option activity under our non-employee director stock option plan is as follows:
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2006	59,281	$ 2.90
Granted	-	$ -
Exercised	-	$ -

Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666

Exercisable at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666

Vested and expected to vest at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Cash received by us upon the exercise of stock options for the quarters ended June 30, 2006 and 2005 was $614,072 and zero, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.
(3)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in the our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments that we has have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with an original maturity of less than one year from the balance sheet date are classified as short-term.

The amortized cost and unrealized gain or loss of our short-term investments at June 30, 2006 were:

	Amortized Cost	Unrealized Gain (Loss)
U.S. government and government agency securities	$ 4,457,132	(60,409)
Commercial paper	951,632	(7,454)
Certificates of deposit	442,773	-
	$ 5,851,537	(67,863)
As of June 30, 2006, held-to-maturity securities with a time to maturity of three to six months and six months to one year, were $709,295 and $5,142,242, respectively.
(4)

At June 30, 2006, the estimated period to complete contracts in process ranged from one to fourteen months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2006	March 31, 2006

Costs incurred on uncompleted contracts	$ 1,782,286	2,474,025
Estimated earnings	264,495	221,382
	2,046,781	2,695,407
Less billings to date	(1,923,703)	(2,466,989)
	$ 123,078	228,418

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 486,090	450,044
Billings in excess of costs and estimated earnings on
uncompleted contracts	(363,012)	(221,626)
	$ 123,078	228,418
(5)	Inventories at June 30, 2006 and March 31, 2006 consist of:
	June 30, 2006	March 31, 2006

Raw materials	$ 393,716	376,179
Work-in-process	191,388	47,551
Finished products	70,349	43,755
	$ 655,453	467,485
Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.
(6)	Other current liabilities at June 30, 2006 and March 31, 2006 consist of:
	June 30, 2006	March 31, 2006

Accrued legal and accounting fees	$ 3,000	88,300
Accrued payroll and employee benefits	115,199	92,471
Accrued personal property and real estate taxes	28,674	43,825
Accrued warranty costs	29,865	39,480
Accrued losses on engineering contracts	-	2,271
Unearned revenue	32,000	-
Accrued royalties	15,246	10,630
Other	37,012	32,120
	$ 260,996	309,097
(7)	Stockholders’ Equity

Changes in the components of shareholders’ equity during the quarter ended June 30, 2006 were as follows:

	Number of common shares issued	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balances at March 31, 2006	24,776,042	$ 247,760	69,293,461	(56,796,847)	12,744,374

Issuance of common stock
upon exercise of options	186,814	1,868	612,204	-	614,072
Issuance of common stock
upon exercise of warrants	165,812	1,659	426,136	-	427,795
Issuance of common stock under
employee stock purchase plan	1,883	19	6,176	-	6,195
Compensation expense accrued
for issuance of common stock
options granted for services	-	-	160,975	-	160,975
Net loss	-	-	-	(787,796)	(787,796)
Balances at June 30, 2006	25,130,551	$ 251,306	70,498,952	(57,584,643)	13,165,615

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire 85,267 shares of common stock remain outstanding at June 30, 2006. We also issued four-year warrants to the placement agent for our October 2003 follow-on offering to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share. All of these warrants were outstanding as of June 30, 2006.

(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $60,912 and $383,000 for the quarters ended June 30, 2006 and 2005, respectively, which was 5 percent and 33 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $321,313 and zero for the quarters ended June 30, 2006 and 2005, which was 25 percent and zero percent of total revenue, respectively.

These customers also represented 25 percent and 13 percent of total accounts receivable as of June 30, 2006 and March 31, 2006, respectively. Inventories purchased and processed for these customers’ products, consisting of raw materials, work-in-progress and finished goods totaled $101,794 and $63,474 as of June 30, 2006 and March 31, 2006, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $565,135 and $336,166 for the quarters ended June 30, 2006 and 2005, respectively. Accounts receivable from government-funded contracts represented 42 percent and 50 percent of total accounts receivable as of June 30, 2006 and March 31, 2006, respectively.

(9)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. At June 30, 2006 liabilities and commitments of discontinued operations totaled $42,677, all of which was associated with the lease commitment.

The operating results of this business for the quarters ended June 30, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net loss from the discontinued electronic products segment for the quarters ended June 30, 2006 and 2005 was $2,112 and $10,431, respectively.

Liabilities and commitments of discontinued electronic products segment were $42,677 and $62,004 at June 30, 2006 and March 31, 2006, respectively.

(10)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2006 and 2005, options to purchase 2,869,759 and 2,971,417 shares of common stock, respectively, and warrants to purchase 157,267, and 548,009 shares of common stock, respectively, were outstanding. For the quarters ended June 30, 2006 and 2005, respectively, options and warrants for 701,412 and 1,378,326 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 755,137 shares and 394,633 shares of common stock for the quarters ended June 30, 2006 and 2005, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(11)	Segments

At June 30, 2006, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of  motors and electronic controllers. As discussed in note 9, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation is no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentages allocated to the technology segment and power products segment were 52 percent and 48 percent for the quarter ended June 30, 2006, and were 74 percent and 26 percent for the quarter ended June 30, 2005, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $28,072 and $9,900 for the quarters ended June 30, 2006 and 2005, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $46,041 and $46,041 for the quarters ended June 30, 2006 and 2005, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2006:

	Technology	Power Products	Total
Revenue	$879,632	421,700	1,301,332
Interest income	119,089	1,563	120,652
Interest expense	-	(12,427)	(12,427)
Depreciation and amortization	(67,129)	(30,835)	(97,964)
Segment loss from continuing operations	(606,047)	(179,637)	(785,684)
Assets of continuing operations	12,503,459	2,851,861	15,355,320
Expenditures for long-lived segment assets	$(85,233)	(160,425)	(245,658)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2005:

	Technology	Power Products	Total
Revenue	$725,144	428,061	1,153,205
Interest income	53,756	2,409	56,165
Interest expense	-	(16,592)	(16,592)
Depreciation and amortization	(60,274)	(28,508)	(88,782)
Segment earnings (loss) from continuing operations	(748,588)	28,214	(720,374)
Assets of continuing operations	13,208,642	2,877,825	16,086,467
Expenditures for long-lived segment assets	$(16,978)	(26,319)	(43,297)

(12)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, one of which expires on December 31, 2007 and one of which expires on December 31, 2010. The aggregate future compensation under these employment agreements, including future services payable on expected extensions thereof and potential retirement and severance payouts, is $2,271,250 at June 30, 2006. Of this amount, $127,636 and $132,488 has been recorded as short-term and long-term deferred compensation under executive employment agreements, respectively.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expire at various times through 2007. At June 30, 2006, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year (including the lease liability described below) were $198,108.

In May 2004 we completed the divestiture of equipment and inventory of our contract electronic manufacturing business. We are the primary obligor on a lease for the facility previously occupied by this divested business. As of June 30, 2006 the future sublease payments total $145,000 over the remaining term of the sublease which is less than the amount due under our master lease over the remaining lease term. Accordingly, we have recorded a liability of $42,677 which is equal to the present value of the difference between our obligation under the master lease and the sublease payments to be received under the sublease.

At June 30, 2006, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are $198,108. Future minimum lease payments, net of sublease payments of $145,000, are $53,108.

Rental expense under these leases for the quarters ended June 30, 2006 and 2005, respectively, was zero and $4,211 respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things the development of markets for our products; the adequacy of our cash balances and liquidity to meet future operating needs, and our ability to issue equity or debt securities. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5 Other Information.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for customers. During the quarter ended June 30, 2006 we announced that we had received additional orders from a new volume production customer that increased the level of vehicle auxiliary motors we expect to deliver to this customer during the fiscal year to approximately 30,000 units. Shipments associated with this order began in March of 2006 and have increased steadily throughout the first quarter. As a result, product sales for the first quarter rose sequentially to $476,978 from $241,452 for the preceding quarter, but declined versus the $685,617 of product sales in the comparable quarter last fiscal year. The decline quarter-over-quarter is principally attributable to product sales of new production wheelchair motors in the prior fiscal year quarter that are no longer in production and decreased levels of low volume product shipments.

For the quarter ended June 30, 2006 contract services revenue derived from funded engineering activities increased to $824,354 versus $467,588 for the comparable quarter last fiscal year. The increase is attributable to improved utilization of billable personnel. Gross profit margins on contract services improved to 20.5 percent for the quarter ended June 30, 2006 versus a negative 41.7 percent for the comparable quarter last fiscal year, reflecting improved overhead absorption and fewer cost overruns on funded projects. Gross profit margins on product sales declined to a negative 9.9 percent for the first quarter versus 11.9 percent for the comparable quarter last year, due to costs associated with the launch of production for the new customer discussed above. Expenditures on production engineering activities for the quarter ended June 30, 2006 rose to $248,372 versus $166,690 for the comparable quarter last fiscal year due to additional staffing and increased prototype and sample expenses.

Internally funded research and development costs rose  for the quarter ended June 30, 2006 to $95,151 versus $30,320 for the first quarter last year due to additional cost-share type contract expenditures and higher levels of internally-funded projects.

During the quarter ended June 30, 2006 we implemented the provisions of FAS 123R, which mandates the expensing of compensation arising from employee stock options issued in previous years that were earned during the quarter as well as compensation arising from stock options issued and earned during the first quarter. During the quarter ended June 30, 2006 we recorded non-cash compensation expense associated with stock options issued in prior fiscal years totaling $160,975. We did not issue any stock options during the first quarter. The classification of compensation expense arising from the implementation of FAS 123R in our statement of operations is as follows:

Non-cash stock option compensation expense
Costs of contract services	$ 36,343
Costs of product sales	7,810
Research and development	6,141
Production engineering	25,199
Selling, general and administrative	85,482
Total	$ 160,975

Loss from continuing operations for the quarter ended June 30, 2006 was $785,684, or $0.03 per common share, versus a loss of $720,374, or $0.03 per common share, for the comparable quarter last year. The increase in losses for the quarter versus the comparable quarter last year is generally attributable to higher expenditures on research and development and production engineering and the expensing of compensation costs arising from stock options issued in prior fiscal years.

During the quarter the exercise of employee stock options and underwriter warrants resulted in cash proceeds to us of $1,041,867. Principally due to these financing cash flows, cash and cash equivalents at June 30, 2006 declined by only $176,362, despite cash used in operating and investing activities totaling $1,180,685. We believe our existing cash and short-term investments, which amounted to approximately $9.8 million at June 30, 2006, will be adequate to fund our operations over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments were $9,751,981 versus $10,086,200, and working capital (the excess of current assets over current liabilities) was $10,586,627 compared with $10,415,409, at June 30, 2006 and March 31, 2006, respectively. The decrease in cash and short-term investments and working capital is primarily attributable to cash used in operating and investing activities, offset, in part, by cash proceeds from the exercise of stock options and underwriter warrants during the quarter.

Accounts receivable increased $322,465 to $834,874 at June 30, 2006 from $512,409 at March 31, 2006. The increase is primarily attributable to increased product shipments during the first quarter of fiscal 2007. Historically, we have had nominal bad debt expense arising from uncollectible accounts receivable due to the high credit quality of our customers. Accordingly, no allowance for bad debts has been recorded at June 30, 2006 or March 31, 2006, respectively.

Costs and estimated earnings on uncompleted contracts increased $36,046 to $486,090 at June 30, 2006 versus $450,044 at March 31, 2006. The increase is due to less favorable billing terms on certain contracts in process at June 30, 2006 versus March 31, 2006. Estimated earnings on contracts in process rose to $264,495 or 12.9 percent of contracts in process of $2,046,781 at June 30, 2006 compared to estimated earnings on contracts in process of $221,382 or 8.2 percent of contracts in process of $2,695,407 at March 31, 2006. The increase in estimated margins on contracts in process is attributable to improved overhead absorption and decreased levels of cost overruns.

Inventories rose $187,968 to $655,453 at June 30, 2006 principally due to higher levels of raw material, work-in-process and finished goods inventories which rose $17,537, $143,837 and $26,594, respectively. The increase in each of these components of our inventories is attributable to the ramp-up of production for vehicle auxiliary motors and higher levels of low volume product production during the quarter.

Prepaid expenses and other current assets increased to $317,717 at June 30, 2006 from $118,439 at March 31, 2006 reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

We invested $241,886 for the acquisition of property and equipment during the quarter ended June 30, 2006 compared to $39,472 during the comparable quarter last fiscal year. The increase in capital expenditures is primarily due to the installation of a semi-automated high volume motor manufacturing cell.

Patent and trademark costs, net of accumulated depreciation decreased to $531,406 at June 30, 2006 from $552,382 at March 31, 2006 reflecting the systematic amortization of these costs.

Accounts payable increased $37,070 to $571,498 at June 30, 2006 from $534,428 at March 31, 2006, primarily due to the launch of a new high volume motor and the resulting increase in component purchases during the first quarter.

Other current liabilities decreased $48,101 to $260,996 at June 30, 2006 from $309,097 at March 31, 2006. The decrease is primarily attributable to lower levels of accrued legal and accounting fees, accrued personal property and real estate taxes and accrued warranty costs.

Short-term and long-term deferred compensation under executive employment agreements rose $127,636 and declined $78,373, respectively, at June 30, 2006, reflecting our estimate of the timing and amount of the potential liability for future severance payments under employment agreements with executive officers.

Liabilities and commitments of discontinued operations were $42,677 at June 30, 2006 compared to $62,004 at March 31, 2006 reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor. See also note 9 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $141,386 to $363,012 at June 30, 2006 from $221,626 at March 31, 2006 reflecting increased levels of billings on certain engineering contracts in advance of the performance of the associated work during the quarter ended June 30, 2006.

Long-term debt, less current portion decreased $23,956 to $597,729 at June 30, 2006 from $621,685 at March 31, 2006 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $251,306 and $70,498,952, respectively, at June 30, 2006 compared to $247,760 and $69,293,461 at March 31, 2006. The increases were primarily attributable to the exercise of stock options and underwriter warrants during the quarter which resulted in cash proceeds to us of $1,041,867.

Results of Continuing Operations

Continuing operations for the first quarter ended June 30, 2006, resulted in a loss of $785,684, or $0.03 per common share, compared to a loss from continuing operations of $720,374, or $0.03 per common share for the same quarter last year. The increase in the loss from continuing operations for the quarter is primarily attributable to higher levels of research and development expenditures, production engineering expenses and selling general and administrative expenditures with the majority of the increase in these expenditures arising from non-cash compensation charges associated with the expensing of stock options granted in prior fiscal years.

Revenue from contract services rose $356,766 to $824,354 at June 30, 2006 compared to $467,588 for the comparable quarter last year. The increase is primarily attributable to improved staff utilization on revenue generating programs.

Product sales for the first quarter declined to $476,978 compared to $685,617 for the comparable quarter last year, but rose sequentially from the previous quarter’s $241,452. Power Products segment revenue for the quarter ended June 30, 2006 declined slightly to $421,700 compared to $428,061 for the comparable quarter last year and rose sequentially from last quarter’s $78,325. The quarter-over-quarter decline is principally attributable to product sales of new production wheelchair motors in the prior fiscal year quarter that are no longer in production. Technology segment revenue for the first quarter increased to $879,632 compared to $725,144 for first quarter last fiscal year due to higher levels of contract services revenue, which were partially offset by decreased levels of low volume product shipments. Technology segment product revenue for the first quarter decreased to $55,278 compared to $257,556 for the first quarter last year, due to decreased shipments of propulsion motors and controllers.

Gross profit margins for the quarter ended June 30, 2006 improved to 9.4 percent compared to a negative 9.8 percent for the comparable quarter last year primarily due to improved gross profit margin on contract services revenue, which were partially offset by decreased gross profit margin on product sales. Gross profit margin on contract services was 20.5 percent for the first quarter this fiscal year compared to a negative 41.7 percent for the first quarter last year. The increase in contract services margins for the first quarter this fiscal year versus the same quarter last fiscal year is attributable to improved overhead absorption and fewer cost overruns on funded projects. Gross profit margin on product sales for the first quarter this year was a negative 9.9 percent compared to 11.9 percent for the first quarter last year. The decrease in margins on product sales for the first quarter is attributable to costs associated with the launch of production for a new customer.

Research and development expenditures for the quarter ended June 30, 2006 rose to $95,151 compared to $30,320 for the quarter ended June 30, 2005. The increase is primarily due to additional cost-share type contract expenditures, higher levels of internally funded projects and non-cash compensation charges associated with the expensing of stock options granted in prior fiscal years.

Production engineering costs were $248,372 for the first quarter versus $166,690 for the same quarter last year. The increase is attributable to additional staffing, increased prototype and sample expenses and non-cash compensation charges associated with the expensing of stock options granted in prior fiscal years.

Selling, general and administrative expense for the quarter ended June 30, 2006 was $672,517 compared to $448,445 for the same quarter last year. The increase is primarily attributable to increased accounting and legal expenses and non-cash compensation charges associated with the expensing of stock options granted in prior fiscal years.

Interest income rose to $120,652 for the first quarter compared to $56,165 for the comparable quarter last year. The increase is attributable to higher yields on invested balances during the current quarter.

Interest expense decreased to $12,427 for the first quarter versus $16,592 for the comparable quarter last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. At June 30, 2006 liabilities and commitments of discontinued operations totaled $42,677, all of which was associated with the lease commitment.

The operating results of this business for the quarters ended June 30, 2006 and 2005 has been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Loss from discontinued operations for the quarter ended June 30, 2006 was $2,112 or nil per common share versus $10,431 or nil per common share for the comparable quarter last fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2006 were adequate to meet operating needs. At June 30, 2006, we had working capital (the excess of current assets over current liabilities) of $10,586,627 compared to $10,415,409 at March 31, 2006.

For the quarter ended June 30, 2006 net cash used in operating activities of continuing operations was $1,092,884 compared to net cash used in operating activities of $686,353 for the comparable quarter last year. The increase in cash used in operating activities was primarily attributable to higher levels of accounts receivable, inventories and prepaid expenses, which were partially offset by lower levels of operating losses, excluding non-cash compensation expense from stock option grants in prior periods and higher levels of billings in excess of costs and estimated earnings on uncompleted contracts.

Net cash used in investing activities of continuing operations for the quarter ended June 30, 2006 was $87,801 compared to cash used by investing activities of $306,707 for the comparable quarter last year. The decrease for the quarter was due to higher levels of maturities of short-term securities, which was partially offset by an increase in capital expenditures for equipment.

Net cash provided by financing activities of continuing operations was $1,025,762 for the quarter ended June 30, 2006 versus $3,904,513 for the first quarter last year. The decrease arises from the completion of a private placement of our common stock to an institutional investor during the first quarter last year which generated cash in excess of that received during the first quarter this year from the issuance of common stock upon the exercise of stock options and underwriter warrants.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; however, we cannot provide assurance that we will be successful in achieving these objectives. We believe our available cash resources are sufficient to fund our expected level of operations for the next several years. We have begun, and expect to continue, to make substantial investments from our available cash and short-term investments for additional human resources, manufacturing facilities and equipment, production and application engineering, among other things. We expect to fund our operations over at least the next several years from existing cash and short-term investment balances and from available bank financing, if any. We cannot, however, provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2006:
	Payments due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$ 691,398	93,669	208,446	389,283	-
Operating lease obligations (1)	198,108	198,108	-	-	-
Purchase obligations	1,187,624	1,187,624	-	-	-
Executive employment agreements (2)	2,271,250	616,683	783,067	396,400	475,100
Total	$ 4,348,380	2,096,084	991,513	785,683	475,100

(1) Does not include sublease payments of $145,000 over the remaining term of a facility lease.

(2) Includes future salary payments, potential retirement pay, and severance pay obligations of which $260,124 has been recorded       as deferred compensation under executive employment agreements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2006 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, recoverability of inventories, and potential future lease obligations arising from discontinued operations. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

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

Asset Recovery and Realization – Discontinued Operations

In May 2004, we completed the divestiture of equipment and inventory of our electronics product segment. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. Accordingly, we have recorded a liability for the difference between these two amounts which totaled $42,677 at June 30, 2006. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

Our estimate of future sublease payments could change materially based on future developments and events. Any change in this estimate could result in a material change in our financial condition and results of operations.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2006 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. We use the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes-Merton model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we change our option pricing input assumptions based on future events or determine that a different method of determining expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation. Any such adjustments may affect our gross margin, research and development expenses, production engineering and selling, general, administrative expenses. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts changing circumstances.

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

The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, a "significant deficiency" is an internal control deficiency that, alone or in the aggregate with others, results in more than a remote likelihood that a misstatement of a company’s financial statements that is more than inconsequential in amount will not be prevented or detected. Auditing literature defines a "material weakness" as a significant deficiency that, alone or in the aggregate with others, results in more than a remote likelihood that a material misstatement in a company’s financial statements will not be prevented or detected. During the course of our evaluation this quarter, we identified a few internal control procedures that should be changed to improve the effectiveness of our internal controls. We do not believe that any of the internal control procedures we expect to improve represented a material weakness, or is reasonably likely to materially affect, our internal control over financial reporting in a manner requiring disclosure in accordance with Item 308(c) of Regulation S-K.

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

We have incurred significant net losses. For the quarter ended June 30, 2006 and 2005, our net loss was $787,796 and $730,805. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004

Net loss	$ 2,784,970	$ 1,868,896	$ 4,786,953

We have had accumulated deficits as follows:

June 30, 2006	$ 57,584,643

March 31, 2006	$ 56,796,847

March 31, 2005	$ 54,011,877

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter ended June 30, 2006 was $787,796 versus a net loss for the comparable quarter last year of $730,805. At June 30, 2006, our cash and short-term investments totaled $9,751,981. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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
Date: July 27, 2006
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)