Form 10-Q
period 2006-09-30
UQM TECHNOLOGIES INC
filed 2006-10-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[  ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 1-10869

                   UQM TECHNOLOGIES, INC.

(Exact name of registrant, as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0579156 (I.R.S. Employer Identification No.)

        7501 Miller Drive, Frederick, Colorado 80530

(Address of principal executive offices) (Zip code),

                              (303) 278-2002

(Registrant’s telephone number, including area code)

________________________________________________________

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer                                               Accelerated filer     X                                      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at October 26, 2006 was 25,280,286.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
	September 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 2,093,668	4,076,806
Short-term investments	6,749,759	6,009,394
Accounts receivable	1,176,117	512,409
Costs and estimated earnings in excess of billings on
uncompleted contracts	151,318	450,044
Inventories	842,592	467,485
Prepaid expenses and other current assets	240,405	118,439
Total current assets	11,253,859	11,634,577

Property and equipment, at cost:
Land	181,580	181,580
Building	2,303,919	2,297,467
Machinery and equipment	3,121,239	2,808,324
	5,606,738	5,287,371
Less accumulated depreciation	(2,840,499)	(2,683,295)
Net property and equipment	2,766,239	2,604,076

Patent and trademark costs, net of accumulated
amortization of $594,930 and $545,468	509,092	552,382

Other assets	5,053	5,053

Total assets	$ 14,534,243	14,796,088

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	September 30, 2006	March 31, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 366,144	534,428
Other current liabilities	217,525	309,097
Current portion of long-term debt	95,354	92,013
Short-term deferred compensation under executive employment
agreements	132,155	-
Liabilities and commitments of discontinued operations	25,946	62,004
Billings in excess of costs and estimated earnings on
uncompleted contracts	372,094	221,626
Total current liabilities	1,209,218	1,219,168

Long-term debt, less current portion	573,340	621,685
Long-term deferred compensation under executive employment agreements	152,231	210,861
	725,571	832,546

Total liabilities	1,934,789	2,051,714

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized;
25,143,051 and 24,776,042 shares issued and outstanding	251,431	247,760
Additional paid-in capital	70,812,236	69,293,461
Accumulated deficit	(58,464,213)	(56,796,847)
Total stockholders’ equity	12,599,454	12,744,374

Total liabilities and stockholders’ equity	$ 14,534,243	14,796,088

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
	Quarter Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Contract services	$ 679,126	470,276	1,503,480	937,864
Product sales	935,092	413,724	1,412,070	1,099,341
	1,614,218	884,000	2,915,550	2,037,205

Operating costs and expenses:
Costs of contract services	613,130	471,758	1,268,255	1,134,314
Costs of product sales	879,248	327,198	1,403,324	930,884
Research and development	79,330	103,532	174,481	133,852
Production engineering	232,517	172,876	480,889	339,566
Selling, general and administrative	780,322	418,608	1,452,839	867,053
Impairment of long-lived assets	-	-	-	1,455
	2,584,547	1,493,972	4,779,788	3,407,124

Loss from continuing operations before other
income (expense)	(970,329)	(609,972)	(1,864,238)	(1,369,919)

Other income (expense):
Interest income	117,559	81,833	238,211	137,998
Interest expense	(12,160)	(15,824)	(24,587)	(32,416)
Other	-	525	-	525
	105,399	66,534	213,624	106,107

Loss from continuing operations	(864,930)	(543,438)	(1,650,614)	(1,263,812)

Discontinued operations – loss from operations of
discontinued electronic products segment	(14,640)	(33,270)	(16,752)	(43,701)

Net loss	$ (879,570)	(576,708)	(1,667,366)	(1,307,513)

Net loss per common share - basic and diluted
Continuing operations	$ (.04)	(.02)	(.07)	(.05)
Discontinued operations	-	-	-	-
	$ (.04)	(.02)	(.07)	(.05)

Weighted average number of shares of common
stock outstanding - basic and diluted	25,137,888	24,552,704	25,082,358	23,876,669

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities of continuing operations:
Net loss	$(1,667,366)	(1,307,513)
Loss from discontinued operations	16,752	43,701
Loss from continuing operations	(1,650,614)	(1,263,812)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	206,666	177,273
Impairment of long-lived assets	-	1,455
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(364,982)	139,704
Inventories	(375,107)	102,089
Prepaid expenses and other current assets	(121,966)	(161,175)
Non-cash compensation expense from employee and
director stock option and common stock grants	474,384	-
Accounts payable and other current liabilities	(259,856)	(289,584)
Billings in excess of costs and estimated earnings on
uncompleted contracts	150,468	72,098
Deferred compensation under
executive employment agreements	73,525	-
Net cash used in operating activities	(1,867,482)	(1,221,952)

Cash flows from investing activities of continuing operations:
Purchases of short-term investments, net	(740,365)	(4,299,268)
Acquisition of property and equipment	(319,367)	(66,419)
Increase in patent and trademark costs	(6,172)	(14,382)
Net cash used in investing activities	(1,065,904)	(4,380,069)

Cash flows from financing activities of continuing operations:
Repayment of debt	(45,004)	(66,251)
Issuance of common stock in private placement, net of placement
costs	-	3,885,858
Issuance of common stock upon exercise of stock options	614,072	86,619
Issuance of common stock upon exercise of warrants	427,795	126,781
Issuance of common stock under employee stock purchase plan	6,195	4,139
Net cash provided by financing activities	1,003,058	4,037,146

Net cash used in continuing operations	(1,930,328)	(1,564,875)

Discontinued operations - net cash used in operating activities	(52,810)	(113,638)

Decrease in cash and cash equivalents	(1,983,138)	(1,678,513)
Cash and cash equivalents at beginning of period	4,076,806	5,788,232
Cash and cash equivalents at end of period	$ 2,093,668	4,109,719

Supplemental cash flow information:
Interest paid in cash during the period	$ 24,866	32,868

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
Stock Option Plans

As of September 30, 2006 we had 1,276,527 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee during the term of the Plan is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2006, we had 375,221 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of September 30, 2006 we had 115,957 shares of common stock available for issuance under the Stock Purchase Plan. During the quarter ended September 30, 2006, no shares of common stock were issued under the Stock Purchase Plan.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of September 30, 2006 there were 406,049 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 149,735 shares granted under the Stock Plan with a fair value of $479,152 during the quarter and six months ended September 30, 2006, of which 70,125 shares vest over a six month period, and 79,610 shares vest over a three year period.

Effective April 1, 2006, we adopted the provisions of SFAS No.123(R). SFAS No. 123(R) requires share based awards such as stock options and restricted stock to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the estimated fair value of the award. We previously accounted for awards granted under our equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Accordingly, no share-based compensation arising from the issuance of stock options to employees and directors was recognized in the financial statements prior to April 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost we have recognized beginning April 1, 2006 includes (a) compensation cost for all employee and director stock option awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Options granted by us generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of the grant. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the American Stock Exchange) on the date of grant.

We use the Black-Scholes-Merton option pricing model for estimating the grant date fair value of stock options issued. Such fair value estimates form the basis for recording share based compensation recognized after April 1, 2006 as a result of the adoption of SFAS No. 123(R) as well as the pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R).

Total share-based compensation expense for the quarter and six months ended September 30, 2006 was $313,409 and $474,384, respectively. The following table shows the classification of these expenses:

	Quarter Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Cost of contract services	$ 37,003	73,346
Cost of product sales	12,963	20,773
Research and development	5,086	11,228
Production engineering	29,460	54,658
Selling, general and administrative	228,897	314,379

	$ 313,409	474,384

Share-based compensation capitalized in inventories was insignificant as of September 30, 2006.

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter and six months ended September 30, 2006 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of September 30, 2006 and changes during the quarter and six months ended September 30, 2006 is presented below:

		Weighted-Average Grant
	Shares Under Option	Date Fair Value
Non-vested at March 31, 2006	926,197	$ 1.61
Granted	-	$ -
Vested	(10,000)	$ 2.10
Forfeited	(14,481)	$ 1.17
Non-vested at June 30, 2006	901,716	$ 1.61
Granted	119,605	$ 1.53
Vested	-	$ -
Forfeited	(48,276)	$ 1.59
Non-vested at September 30, 2006	973,045	$ 1.60

As of September 30, 2006, there was $794,140 of total unrecognized compensation costs related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 16 months. There were no stock options that vested during the quarter ended September 30, 2006. The total fair value of stock options that vested during the six months ended September 30, 2006 was $21,000.

There were no non-vested shares outstanding under the Stock Bonus Plan as of March 31, 2006 and June 30, 2006.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2006 and changes during the quarter ended September 30, 2006 is presented below:

		Weighted-Average Grant
	Shares Under Contract	Date Fair Value
Non-Vested at June 30, 2006	-	$ -
Granted	149,735	$ 3.20
Vested	(12,500)	$ 3.20
Forfeited	(1,200)	$ 3.20
Non-Vested at September 30, 2006	136,035	$ 3.20

As of September 30, 2006 there was $310,179 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 15 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and six months ended September 30, 2006 was $40,000.

Pro forma information required under SFAS No. 123 for the quarter and six months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans, was as follows:

	Quarter Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$ (576,708)	(1,307,513)
Less: total share-based employee compensation determined
under the fair value method for all awards, net of tax	(126,548)	(258,152)
Pro forma net loss	$ (703,256)	(1,565,665)
Reported basic and diluted net loss per common share	$ (.02)	(.05)
Pro forma basic and diluted net loss per common share	$ (.03)	(.07)

During the quarter and six months ended September 30, 2006 options to acquire 143,344 shares of common stock were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarters ended September 30, 2006 and 2005 and the six months ended September 30, 2006 and 2005, were based on estimates at the date of grant as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average estimated fair
value of grant	$ 1.45 Per option	$ 1.24 Per option	$ 1.45 Per option	$ 1.80 Per option
Expected life (in years)	3.4 years	4.0 years	3.4 years	5.0 years
Risk free interest rate	4.9%	4.0%	4.9%	4.2%
Expected volatility	59.5%	48.9%	59.5%	49.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life.

Additional information with respect to stock option activity under our stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	$ -
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26

Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535
Granted	119,605	$ 3.20
Exercised	-	$ -
Forfeited	(99,758)	$ 5.61

Outstanding at September 30, 2006	2,830,325	$ 4.26	6.0 years	$ 330,706

Exercisable at September 30, 2006	1,857,280	$ 4.86	4.6 years	$ 159,507

Vested and expected to vest at September 30, 2006	2,747,365	$ 4.28	5.9 years	$ 326,045
The total intrinsic value of options exercised under our Stock Option Plans during the quarter and six months ended September 30, 2005 was $31,365.
Additional information with respect to stock option activity under our Non-Employee Director Stock Option Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	23,739	$ 3.20
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222

Exercisable at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222

Vested and expected to vest at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222
The total intrinsic value of options exercised under our non-employee director stock option plan during the quarter and six months ended September 30, 2005 was $22,253.

Cash received by us upon the exercise of stock options for the six months ended September 30, 2006 and 2005 was $614,072 and $86,619 respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our short-term investments at September 30, 2006 were:

		Unrealized
	Amortized Cost	Gain (Loss)
U.S. government and government agency securities	$ 4,740,068	(65,126)
Commercial paper, corporate and foreign bonds	1,480,285	(27,796)
Certificates of deposit	529,406	-
	$ 6,749,759	(92,922)
As of September 30, 2006, held-to-maturity securities with a time to maturity of three to six months and six months to one year were $416,235 and $6,333,524, respectively.
(4)

At September 30, 2006, the estimated period to complete contracts in process ranged from one to ten months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	September 30, 2006	March 31, 2006

Costs incurred on uncompleted contracts	$ 2,027,197	2,474,025
Estimated earnings	340,733	221,382
	2,367,930	2,695,407
Less billings to date	(2,588,706)	(2,466,989)
	$ (220,776)	228,418

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 151,318	450,044
Billings in excess of costs and estimated earnings on
uncompleted contracts	(372,094)	(221,626)
	$ (220,776)	228,418
(5)	Inventories at September 30, 2006 and March 31, 2006 consist of:
	September 30, 2006	March 31, 2006

Raw materials	$ 630,130	376,179
Work-in-process	180,795	47,551
Finished products	31,667	43,755
	$ 842,592	467,485

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(6)	Other current liabilities at September 30, 2006 and March 31, 2006 consist of:
	September 30, 2006	March 31, 2006

Accrued legal and accounting fees	$ 3,000	88,300
Accrued payroll and employee benefits	102,941	92,471
Accrued personal property and real estate taxes	43,010	43,825
Accrued warranty costs	55,318	39,480
Accrued royalties	11,176	10,630
Other	2,080	34,391
	$ 217,525	309,097
(7)	Stockholders’ Equity:
Changes in the components of shareholders’ equity during the six months ended September 30, 2006 were as follows:
	Number of		Additional		Total
	common	Common	paid-in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity
Balances at March 31, 2006	24,776,042	$ 247,760	69,293,461	(56,796,847)	12,744,374

Issuance of common stock
upon exercise of options	186,814	1,868	612,204	-	614,072
Issuance of common stock under
the stock bonus plan	12,500	125	39,875	-	40,000
Issuance of common stock
upon exercise of warrants	165,812	1,659	426,136	-	427,795
Issuance of common stock under
employee stock purchase plan	1,883	19	6,176	-	6,195
Compensation expense from
employee and director stock
option and common stock grants	-	-	434,384	-	434,384
Net loss	-	-	-	(1,667,366)	(1,667,366)

Balances at September 30, 2006	25,143,051	$ 251,431	70,812,236	(58,464,213)	12,599,454

We issued four-year warrants to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share to the placement agent for our November 2004 follow-on offering. Warrants to acquire 85,267 shares of common stock remain outstanding at September 30, 2006. We also issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share to the placement agent for our October 2003 follow-on offering. All of these warrants were outstanding as of September 30, 2006.
(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $78,933 and $139,845 and $149,380 and $532,380 for the quarters and six months ended September 30, 2006 and 2005, respectively, which was 5 percent and 5 percent and 17 and 26 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $262,192 and $583,504 for the quarter and six months ended September 30, 2006, which was 16 percent and 20 percent of total revenue, respectively. We had no revenue from Lippert Components, Inc. or the quarter and six months ended September 30, 2005.

These customers also represented 20 percent and 13 percent of total accounts receivable as of September 30, 2006 and March 31, 2006, respectively. Inventories purchased and processed for these customers’ products, consisting of raw materials, work-in-progress and finished goods totaled $253,567 and $63,474 as of September 30, 2006 and March 31, 2006, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $531,676 and $1,096,811 and $277,622 and $582,926 for the quarters and six months ended September 30, 2006 and 2005, respectively. Accounts receivable from government-funded contracts represented 23 percent and 50 percent of total accounts receivable as of September 30, 2006 and March 31, 2006, respectively.
(9)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. At September 30, 2006 liabilities and commitments of discontinued operations totaled $25,946, all of which was associated with the lease commitment.

The operating results of this business for the quarters ended September 30, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.
(10)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share, requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2006 and 2005, options to purchase 2,913,345 and 2,941,830 shares of common stock, respectively, and warrants to purchase 157,267, and 498,869 shares of common stock, respectively, were outstanding. For the quarters and six months ended September 30, 2006 and 2005, respectively, options and warrants for 1,873,798 and 1,578,262, and 1,600,541 and 1,600,541 shares, respectively, were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 213,000 shares and 458,126 shares, and 516,541 shares and 446,155 shares, of common stock for the quarters and six months ended September 30, 2006 and 2005, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(11)	Segments

At September 30, 2006, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. As discussed in note 9, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentages allocated to the technology segment and power products segment were 52 percent and 48 percent for the quarter and six months ended September 30, 2006, and were 74 percent and 26 percent for the quarter and six months ended September 30, 2005, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $10,208 and $38,280, and $38,310 and $48,210 for the quarters and six months ended September 30, 2006 and 2005, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments were $46,041 and $92,082 for the quarters and six months ended September 30, 2006 and 2005, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2006:
		Power
	Technology	Products	Total
Revenue	$1,130,528	483,690	1,614,218
Interest income	116,830	729	117,559
Interest expense	-	(12,160)	(12,160)
Depreciation and amortization	(67,538)	(41,164)	(108,702)
Segment loss from continuing operations	(695,161)	(169,769)	(864,930)
Assets of continuing operations	11,365,226	3,169,017	14,534,243
Expenditures for long-lived segment assets	$(31,787)	(48,094)	(79,881)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2005:
		Power
	Technology	Products	Total
Revenue	$717,844	166,156	884,000
Interest income	79,395	2,438	81,833
Interest expense	-	(15,824)	(15,824)
Depreciation and amortization	(60,895)	(27,596)	(88,491)
Segment loss from continuing operations	(508,969)	(34,469)	(543,438)
Assets of continuing operations	12,851,752	2,750,098	15,601,850
Expenditures for long-lived segment assets	$(53,642)	16,138	(37,504)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six months ended September 30, 2006:
		Power
	Technology	Products	Total
Revenue	$2,010,160	905,390	2,915,550
Interest income	235,919	2,292	238,211
Interest expense	-	(24,587)	(24,587)
Depreciation and amortization	(134,667)	(71,999)	(206,666)
Segment loss from continuing operations	(1,301,208)	(349,406)	(1,650,614)
Assets of continuing operations	11,365,226	3,169,017	14,534,243
Expenditures for long-lived segment assets	$(117,020)	(208,519)	(325,539)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six months ended September 30, 2005:
		Power
	Technology	Products	Total
Revenue	$1,442,988	594,217	2,037,205
Interest income	133,151	4,847	137,998
Interest expense	-	(32,416)	(32,416)
Depreciation and amortization	(121,169)	(56,104)	(177,273)
Segment loss from continuing operations	(1,257,557)	(6,255)	(1,263,812)
Assets of continuing operations	12,851,752	2,750,098	15,601,850
Expenditures for long-lived segment assets	$(70,620)	(10,181)	(80,801)

(12)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, one of which expires on December 31, 2007 and one of which expires on December 31, 2010. The aggregate future compensation under these employment agreements, including future services payable on expected extensions thereof and potential retirement and severance payouts, is $2,146,650 at September 30, 2006. Of this amount, $132,155 and $152,231 has been recorded as short-term and long-term deferred compensation under executive employment agreements, respectively.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expire at various times through 2007.

In May 2004 we completed the divestiture of equipment and inventory of our contract electronic manufacturing business. We are the primary obligor on a lease for the facility previously occupied by this divested business. As of September 30, 2006 the future sublease payments total $99,500 over the remaining term of the sublease which is less than the amount due under our master lease over the remaining lease term. Accordingly, we have recorded a liability of $25,946 which is equal to the present value of the difference between our obligation under the master lease and the sublease payments to be received under the sublease.

At September 30, 2006, the future minimum lease payments under operating leases with initial noncancelable terms in excess of one year, excluding sublease payments, are $132,072. Future minimum lease payments, net of sublease payments of $99,500, are $32,572.

Rental expense under these leases for the quarter and six months ended September 30, 2006 was zero, versus $4,211 and $8,422 for the quarter and six months ended September 30, 2005, respectively.

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

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for us during the fiscal year beginning April 1, 2007. We have not yet determined the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us during the fiscal year beginning April 1, 2008. We have not yet determined the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)."SFAS No. 158 requires an employer to recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. These provisions of SFAS No. 158 are effective for our fiscal year ending March 31, 2007. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending March 31, 2009. We have not yet determined the impact of adopting this standard.

In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron-curtain" method. The "roll-over" method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may or may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The "iron curtain" method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 provides that prior year uncorrected immaterial misstatements be evaluated under both the "roll-over" and "iron-curtain" approaches. In the event a misstatement, is deemed material to the current period financial statements and the related financial statement disclosures under either approach, SAB 108 requires that the misstatement be corrected by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by correcting it in the current period financial statements by presenting the cumulative effect of the prior period errors as an adjustment to the beginning balance of accumulated deficit and the related assets or liabilities for the current fiscal year. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. We plan to adopt SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2007. As a result, we expect to record a cumulative effect charge to accumulated deficit of approximately $210,000 and a corresponding increase to the liability for long-term deferred compensation under executive employment agreements to the beginning balances as of April 1, 2006. The accompanying financial statements do not include these adjustments.

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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for customers. During the fourth quarter last fiscal year we began deliveries of vehicle auxiliary motors to a new customer pursuant to an order for 30,000 units. On October 3, 2006, we announced an additional order from this customer totaling approximately $3 million. During the first quarter of this fiscal year we received an order totaling $1.9 million for an electronic product for hybrid electric vehicles. As a result of shipments against these orders and higher levels of low volume product shipments, product sales for the first quarter and second quarter were $476,978 and $935,092 respectively and totaled $1,412,070 for the six months ended September 30, 2006. This compares with product sales for the first and second quarter last fiscal year of $685,617 and $413,724, respectively, and $1,099,341 for the six months ended September 30, 2005.

For the quarter and six months ended September 30, 2006 contract services revenue derived from funded engineering activities increased to $679,126 and $1,503,480 versus $470,276 and $937,864, respectively, for the comparable quarter and six month period last fiscal year. The increase is attributable to improved utilization of billable personnel and reduced levels of cost overruns on projects during the current fiscal year. Gross profit margins on contract services improved to 9.7 percent for the quarter ended September 30, 2006 versus nil for the comparable quarter last fiscal year and 15.6 percent for the six months ended September 30, 2006 versus a negative 21.0 percent for the comparable period last year. The improvement in gross profit margins reflects improved overhead absorption and fewer cost overruns on funded projects. Gross profit margins on product sales declined to 6.0 percent for the quarter ended September 30, 2006 versus 20.9 percent for the comparable quarter last year and declined to 0.6 percent for the six months ended September 30, 2006 versus 15.3 percent for the comparable period last year. The decrease in gross profit margins is primarily attributable to costs associated with the launch of new production for auxiliary motors and the electronic product discussed above. Expenditures on production engineering activities for the quarter and six months ended September 30, 2006 rose to $232,517 and $480,889, respectively versus $172,876 and $339,566 for the comparable quarter and six month period last fiscal year. The increase is attributable to additional staffing and increased prototype and sample expenses this fiscal year.

Internally funded research and development costs for the quarter and six months ended September 30, 2006 were $79,330 and $174,481 versus $103,532 and $133,852 for the comparable quarter and six month period last year. The decrease for the quarter is due to reduced cost-share type contract expenditures. The increase for the six month period is due to higher levels of internally-funded software development activities.

During the first quarter of this fiscal year we implemented the provisions of FAS 123R, which mandates the expensing of costs associated with stock based compensation, including the granting of stock options. FAS 123R requires the expensing of costs arising from the unearned portion of employee stock options issued in previous fiscal years that are earned in the current period as well as compensation costs arising from stock options issued and earned during the current period. During the quarter and six months ended September 30, 2006 we recorded non-cash compensation expense associated with stock options issued in prior fiscal years totaling $160,975 and $317,232. We also recorded non-cash compensation expense during the quarter ended September 30, 2006 totaling $157,152 due to the grant of stock options to employees and directors and the issuance of common stock under our employee stock bonus plan. The classification of non-cash compensation expense arising from FAS 123R in our statement of operations for the quarter and six months ended September 30, 2006 is shown in the following table:
	Quarter Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Costs of contract services	$ 37,003	73,346
Costs of product sales	12,963	20,773
Research and development	5,086	11,228
Production engineering	29,460	54,658
Selling, general and administrative	228,897	314,379
Total	$ 313,409	474,384

Loss from continuing operations for the quarter and six months ended September 30, 2006 was $864,930 and $1,650,614, respectively, or $0.04 and $0.07 per common share, versus a loss from continuing operations of $543,438 and $1,263,812, or $0.02 and $0.05 per common share, for the comparable quarter and six month period last year. The increase in losses for the second quarter versus the comparable quarter last year is generally attributable to higher expenditures on production engineering activities and the expensing of compensation costs arising from share based compensation detailed in the table above.

During the six months ended September 30, 2006 the exercise of employee stock options and underwriter warrants resulted in cash proceeds to us of $1,041,867. Cash and cash equivalents at September 30, 2006 declined by $1,983,138 to $2,093,668 at September 30, 2006 versus $4,076,806 at March 31, 2006. The decrease is attributable to cash used in operating and investing activities of $2,933,386 which was partially offset by cash flows from financing activities of $1,003,058. We believe our existing cash and short-term investments, which totaled $8,843,427 at September 30, 2006, will be adequate to fund our operations over the next several years.

Financial Condition

Cash and cash equivalents and short-term investments were $8,843,427 versus $10,086,200, and working capital (the excess of current assets over current liabilities) was $10,044,641 compared with $10,415,409, at September 30, 2006 and March 31, 2006, respectively. The decrease in cash and short-term investments and working capital is primarily attributable to cash used in operating and investing activities, offset, in part, by cash proceeds from the exercise of stock options and underwriter warrants during the six months ended September 30, 2006.

Accounts receivable increased $663,708 to $1,176,117 at September 30, 2006 from $512,409 at March 31, 2006. The increase is primarily attributable to increased product shipments and higher levels of contract services revenue during the six months ended September 30, 2006. Historically, we have had nominal bad debt expense arising from uncollectible accounts receivable due to the high credit quality of our customers. Accordingly, no allowance for bad debts has been recorded at September 30, 2006 or March 31, 2006, respectively.

Costs and estimated earnings on uncompleted contracts declined $298,726 to $151,318 at September 30, 2006 versus $450,044 at March 31, 2006. The decrease is due to improved billing terms on certain contracts in process at September 30, 2006 versus March 31, 2006. Estimated earnings on contracts in process rose to $340,733 or 14.4 percent of contracts in process of $2,367,930 at September 30, 2006 compared to estimated earnings on contracts in process of $221,382 or 8.2 percent of contracts in process of $2,695,407 at March 31, 2006. The increase in estimated margins on contracts in process is attributable to improved overhead absorption and decreased levels of cost overruns.

Inventories rose $375,107 to $842,592 at September 30, 2006 principally due to higher levels of raw material, and work-in-process inventories which rose $253,951, and $133,244, respectively. The increase in raw materials inventory is attributable to higher levels of inventory in transit associated with international sourcing and increasing revenue levels. The increase in work-in-process inventory is due to rising revenue levels.

Prepaid expenses and other current assets increased to $240,405 at September 30, 2006 from $118,439 at March 31, 2006 reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

We invested $319,367 for the acquisition of property and equipment during the six months ended September 30, 2006 compared to $66,419 during the comparable six month period last fiscal year. The increase in capital expenditures is primarily due to the installation of a semi-automated high volume motor manufacturing cell and equipment for an electronic product production cell.

Patent and trademark costs, net of accumulated depreciation decreased to $509,092 at September 30, 2006 from $552,382 at March 31, 2006 reflecting the systematic amortization of these costs.

Accounts payable decreased $168,284 to $366,144 at September 30, 2006 from $534,428 at March 31, 2006, primarily due to improved processing of vendor payments during the second quarter.

Other current liabilities decreased $91,572 to $217,525 at September 30, 2006 from $309,097 at March 31, 2006. The decrease is primarily attributable to lower levels of accrued legal and accounting fees, and other accrued costs.

Short-term and long-term deferred compensation under executive employment agreements rose $73,525 to $284,386 at September 30, 2006 from $210,861 at March 31, 2006, reflecting the service cost of future retirement and severance payments under employment agreements with executive officers.

Liabilities and commitments of discontinued operations were $25,946 at September 30, 2006 compared to $62,004 at March 31, 2006 reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor. See also note 9 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $150,468 to $372,094 at September 30, 2006 from $221,626 at March 31, 2006 reflecting increased levels of billings on certain engineering contracts in advance of the performance of the associated work during the six months ended September 30, 2006.

Long-term debt, less current portion decreased $48,345 to $573,340 at September 30, 2006 from $621,685 at March 31, 2006 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $251,431 and $70,812,236, respectively, at September 30, 2006 compared to $247,760 and $69,293,461 at March 31, 2006. The increase in additional paid-in capital is attributable to the exercise of stock options and underwriter warrants during the quarter which resulted in cash proceeds to us of $1,041,867 and an increase of $474,384 associated with the recording of non-cash share based payments under FAS 123R.

Results of Continuing Operations

Quarter ended September 30, 2006

Continuing operations for the second quarter ended September 30, 2006, resulted in a loss of $864,930, or $0.04 per common share, compared to a loss from continuing operations of $543,438, or $0.02 per common share for the same quarter last year. The increase in the loss from continuing operations for the quarter is primarily attributable to higher levels of production engineering expenses and selling general and administrative expenditures, including non-cash charges arising from the expensing of share based payments under FAS 123R.

Revenue from contract services rose $208,850 or 44 percent to $679,126 for the quarter ended September 30, 2006 compared to $470,276 for the comparable quarter last year. The increase is primarily attributable to improved staff utilization on revenue generating programs.

Product sales for the second quarter more than doubled to $935,092 compared to $413,724 for the comparable quarter last year. Power Products segment revenue for the quarter ended September 30, 2006 increased to $483,690 compared to $166,156 for the comparable quarter last year. The increase is principally attributable to increasing revenue from vehicle auxiliary motors and the commencement of shipments of an electronic product to a hybrid electric vehicle customer. Technology segment revenue for the second quarter increased to $1,130,528 compared to $717,844 for second quarter last fiscal year due to higher levels of contract services revenue and low volume product shipments. Technology segment product revenue for the second quarter increased to $451,402 compared to $247,568 for the second quarter last year, due to increased shipments of propulsion motors and controllers.

Gross profit margins for the quarter ended September 30, 2006 declined to 7.5 percent compared to 9.6 percent for the comparable quarter last year primarily due to production launch costs for auxiliary motors and an electronic product for a hybrid electric vehicle. Gross profit margin on contract services was 9.7 percent for the second quarter this fiscal year compared to nil for the second quarter last year. The increase is attributable to improved overhead absorption and fewer cost overruns on funded projects. Gross profit margin on product sales for the second quarter this year was 6.0 percent compared to 20.9 percent for the second quarter last year. The decrease is attributable to costs associated with the launch of production for a new customer.

Research and development expenditures for the quarter ended September 30, 2006 declined to $79,330 compared to $103,532 for the quarter ended September 30, 2005. The decrease is primarily due to reduced cost-share type contract expenditures and reduced levels of internally funded projects.

Production engineering costs were $232,517 for the second quarter versus $172,876 for the same quarter last year. The increase is attributable to additional staffing, increased prototype and sample expenses and non-cash compensation charges associated with the expensing of share based payments.

Selling, general and administrative expense for the quarter ended September 30, 2006 was $780,322 compared to $418,608 for the same quarter last year. The increase is primarily attributable to increased accounting and legal expenses and non-cash compensation charges associated with the expensing of share based payments.

Interest income rose to $117,559 for the second quarter compared to $81,833 for the comparable quarter last year. The increase is attributable to higher yields on invested balances during the current quarter.

Interest expense decreased to $12,160 for the second quarter versus $15,824 for the comparable quarter last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Six Months Ended September 30, 2006

Continuing operations for the six months ended September 30, 2006, resulted in a loss of $1,650,614, or $0.07 per common share, compared to a loss from continuing operations of $1,263,812, or $0.05 per common share for the comparable period last year. The increase in the loss from continuing operations for the six month period is primarily attributable to higher levels of production engineering expenses and selling general and administrative expenditures, including non-cash charges arising from the expensing of share based payments under FAS 123R.

Revenue from contract services rose $565,616 or 60 percent to $1,503,480 for the six months ended September 30, 2006 compared to $937,864 for the comparable period last year. The increase is primarily attributable to improved staff utilization on revenue generating programs and reduced cost overruns on development projects.

Product sales for the six months ended September 30, 2006 rose 28 percent to $1,412,070 compared to $1,099,341 for the comparable period last year. Power Products segment revenue for the six months ended September 30, 2006 increased to $905,390 compared to $594,217 for the comparable period last year. The increase is principally attributable to increasing revenue from vehicle auxiliary motors and the commencement of shipments of an electronic product to a hybrid electric vehicle customer. Technology segment revenue for the six months ended September 30, 2006 increased to $2,010,160 compared to $1,442,988 for the comparable period last year due to higher levels of contract services revenue and low volume product shipments. Technology segment product revenue for the six month period increased to $506,680 compared to $505,124 for the comparable period last year.

Gross profit margins for the six months ended September 30, 2006 rose to 8.4 percent compared to a negative 1.4 percent for the comparable quarter last year primarily due to improved overhead absorption associated with increasing revenue levels. Gross profit margin on contract services was 15.6 percent for the six months ended September 30, 2006 compared to a negative 20.9 percent for the comparable period last year. The increase is attributable to improved overhead absorption and fewer cost overruns on funded development projects. Gross profit margin on product sales for the six months ended September 30, 2006 was .6 percent compared to 15.3 percent for the comparable period last year. The decrease in margins on product sales is attributable to costs associated with the launch of production for a new customer.

Research and development expenditures for the six months ended September 30, 2006 rose to $174,481 compared to $133,852 for the same period last year. The increase is primarily due to increased levels of internally funded software development projects.

Production engineering costs were $480,889 for the six months ended September 30, 2006 versus $339,566 for the comparable six month period last year. The increase is attributable to additional staffing, increased prototype and sample expenses and non-cash compensation charges associated with the expensing of share based payments.

Selling, general and administrative expense for the quarter ended September 30, 2006 was $1,452,839 compared to $867,053 for the same period last year. The increase is primarily attributable to increased accounting and legal expenses and non-cash compensation charges associated with the expensing of share based payments.

Interest income rose to $238,211 for the six months ended September 30, 2006 compared to $137,998 for the comparable period last year. The increase is attributable to higher yields on invested balances during the current period.

Interest expense decreased to $24,587 for the six months ended September 30, 2006 versus $32,416 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. At September 30, 2006 liabilities and commitments of discontinued operations totaled $25,946, all of which was associated with the lease commitment.

The operating results of this business for the quarters ended September 30, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Loss from discontinued operations for the quarter and six months ended September 30, 2006 was $14,640 and $16,752, respectively, versus $33,270 and $43,701 for the comparable periods last fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and six months ended September 30, 2006 were adequate to meet operating needs. At September 30, 2006, we had working capital (the excess of current assets over current liabilities) of $10,044,641 compared to $10,415,409 at March 31, 2006.

For the six months ended September 30, 2006 net cash used in operating activities of continuing operations was $1,867,482 compared to net cash used in operating activities of $1,221,952 for the comparable six month period last year. The increase in cash used in operating activities was primarily attributable to increased losses and higher levels of accounts receivable, inventories and prepaid expenses and other current assets and reduced levels of trade accounts payable, which were partially offset by and higher levels of billings in excess of costs and estimated earnings on uncompleted contracts.

Net cash used in investing activities of continuing operations for the six months ended September 30, 2006 was $1,065,904 compared to net cash used by investing activities of $4,380,069 for the comparable period last year. The decrease for the current six month period was due to reduced levels of maturities of short-term securities, which was partially offset by an increase in capital expenditures for equipment.

Net cash provided by financing activities of continuing operations was $1,003,058 for the six months ended September 30, 2006 versus $4,037,146 for the same period last year. The decrease arises from the completion of a private placement of our common stock to an institutional investor during the first quarter last year which was partially offset by increased cash proceeds from the exercise of stock options and warrants during the six months ended September 30, 2006.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2006:
	Payments due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$ 668,694	95,354	212,197	361,143	-
Operating lease obligations (1)	132,072	132,072	-	-	-
Purchase obligations	1,954,506	1,954,506	-	-	-
Executive employment agreements (2)	2,146,650	541,633	783,067	396,400	425,550
Total	$ 4,901,922	2,723,565	995,264	757,543	425,550

(1) Does not include sublease payments of $99,500 over the remaining term of a facility lease.

(2) Includes future salary payments, potential retirement pay, and severance pay obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2006 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, potential future lease obligations arising from discontinued operations, recoverability of inventories, costs to complete contracts, and fair value and compensation expense arising from share-based compensation. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

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

Asset Recovery and Realization – Discontinued Operations

In May 2004, we completed the divestiture of equipment and inventory of our electronics product segment. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. Accordingly, we have recorded a liability for the difference between these two amounts which totaled $25,946 at September 30, 2006. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise. Our estimate of future sublease payments could change materially based on future developments and events. Any change in this estimate could result in a material change in our financial condition and results of operations.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. In addition we maintain work-in-process and finished goods inventories for the products we manufacture. Accordingly, we periodically assess our inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2006 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation. Any such adjustments may affect our gross margin, research and development expenses, production engineering and selling, general and administrative expenses. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to changing circumstances.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on August 2, 2006. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1: Election of Directors
	For	Withhold Authority
William G. Rankin	17,045,706	923,967
Ernest H. Drew	17,579,059	390,614
Stephen J. Roy	17,585,159	384,514
Jerome H. Granrud	17,584,269	385,404
Donald W. Vanlandingham	17,585,849	383,824

Proposal 2: Proposal to Ratify the Appointment of Grant Thornton, L.L.P. to Act as Independent Auditors for the Fiscal Year Ending March 31, 2007.
For	Against	Abstain
17,788,713	119,138	61,822
Total Voted Shares Represented in Person and by Proxy:	17,969,673
Outstanding Votable Shares:	25,129,019
Percentage of the Outstanding Votable Shares:	71.51%

ITEM 5. OTHER INFORMATION

Risk Factors

Before investing in our securities you should carefully consider the following factors and other information in this document and the information incorporated by reference.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses. For the quarter and six months ended September 30, 2006 and 2005, our net loss was $879,570 and $1,667,366 and $576,708 and $1,307,513, respectively. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004

Net loss	$ 2,784,970	$ 1,868,896	$ 4,786,953

We have had accumulated deficits as follows:
September 30, 2006	$ 58,464,213

March 31, 2006	$ 56,796,847

March 31, 2005	$ 54,011,877

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter and six months ended September 30, 2006 were $879,570 and $1,667,366 versus a net loss for the comparable quarter and six months last year of $576,708 and $1,307,513, respectively. At September 30, 2006, our cash and short-term investments totaled $8,843,427. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to compete in conventional markets and the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1 Restricted Stock Agreement with William G. Rankin dated August 2, 2006

10.2 Restricted Stock Agreement with Donald A. French dated August 2, 2006

10.3 Incentive Stock Option Agreement with Ronald G. Burton dated August 8, 2006

10.4 Non-Qualified Stock Option Agreement with Ronald G. Burton dated August 8, 2006

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxely Act of 2002

Reports on Form 8-K

Report Regarding the Amendment of the Employment Agreements of William G. Rankin and Donald A. French filed August 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: October 31, 2006
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)