Form 10-Q
period 2006-12-31
UQM TECHNOLOGIES INC
filed 2007-01-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at January 25, 2007 was 25,284,623.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 2,219,994	4,076,806
Short-term investments	6,162,790	6,009,394
Accounts receivable	1,346,903	512,409
Accounts receivable from discontinued operations	58,224	-
Costs and estimated earnings in excess of billings on
uncompleted contracts	354,894	450,044
Inventories	699,034	467,485
Prepaid expenses and other current assets	220,282	118,439
Total current assets	11,062,121	11,634,577

Property and equipment, at cost:
Land	181,580	181,580
Building	2,306,154	2,297,467
Machinery and equipment	3,171,314	2,808,324
	5,659,048	5,287,371
Less accumulated depreciation	(2,930,679)	(2,683,295)
Net property and equipment	2,728,369	2,604,076

Patent and trademark costs, net of accumulated
amortization of $607,919 and $545,468	496,327	552,382

Other assets	57,211	5,053

Total assets	$ 14,344,028	14,796,088

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	December 31, 2006	March 31, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 649,440	534,428
Other current liabilities	229,550	309,097
Current portion of long-term debt	97,052	92,013
Short-term deferred compensation under executive employment
agreements	136,835	-
Liabilities and commitments of discontinued operations	11,868	62,004
Billings in excess of costs and estimated earnings on
uncompleted contracts	438,957	221,626
Total current liabilities	1,563,702	1,219,168

Long-term debt, less current portion	548,404	621,685
Long-term deferred compensation under executive employment agreements	171,814	210,861
	720,218	832,546

Total liabilities	2,283,920	2,051,714

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized;
25,143,051 and 24,776,042 shares issued and outstanding	251,431	247,760
Additional paid-in capital	71,096,909	69,293,461
Accumulated deficit	(59,288,232)	(56,796,847)
Total stockholders’ equity	12,060,108	12,744,374

Total liabilities and stockholders’ equity	$ 14,344,028	14,796,088

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
	Quarter Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue:
Contract services	$ 720,835	664,481	2,224,315	1,602,345
Product sales	1,005,691	479,675	2,417,761	1,579,016
	1,726,526	1,144,156	4,642,076	3,181,361

Operating costs and expenses:
Costs of contract services	707,773	546,919	1,976,028	1,681,233
Costs of product sales	865,567	407,891	2,268,891	1,338,775
Research and development	110,919	50,258	285,400	184,110
Production engineering	219,071	224,792	699,960	564,358
Selling, general and administrative	735,785	548,653	2,188,624	1,415,706
Impairment of long-lived assets	-	353	-	1,808
	2,639,115	1,778,866	7,418,903	5,185,990

Loss from continuing operations before
other income (expense)	(912,589)	(634,710)	(2,776,827)	(2,004,629)

Other income (expense):
Interest income	106,041	114,048	344,252	252,046
Interest expense	(11,749)	(15,444)	(36,336)	(47,860)
Other	-	-	-	525
	94,292	98,604	307,916	204,711

Loss from continuing operations	(818,297)	(536,106)	(2,468,911)	(1,799,918)

Discontinued operations – loss from operations of
discontinued electronic products segment	(5,722)	18,042	(22,474)	(25,659)

Net loss	$ (824,019)	(518,064)	(2,491,385)	(1,825,577)

Net loss per common share - basic and diluted
Continuing operations	$ (.03)	(.02)	(.10)	(.08)
Discontinued operations	-	-	-	-
	$ (.03)	(.02)	(.10)	(.08)

Weighted average number of shares of common
stock outstanding - basic and diluted	25,143,051	24,669,688	25,102,663	24,141,970

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities of continuing operations:
Net loss	$ (2,491,385)	(1,825,577)
Loss from discontinued operations	22,474	25,659
Loss from continuing operations	(2,468,911)	(1,799,918)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	309,836	266,018
Impairment of long-lived assets	-	1,808
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(739,344)	175,117
Inventories	(231,549)	185,040
Prepaid expenses and other current assets	(101,843)	(112,883)
Non-cash compensation expense from employee and
director stock option and common stock grants	719,057	-
Non-cash compensation from issuance of common stock
to directors	40,000	-
Accounts payable and other current liabilities	35,465	(304,273)
Billings in excess of costs and estimated earnings on
uncompleted contracts	217,331	226,721
Deferred compensation under executive employment
agreements	97,788	-
Net cash used in operating activities	(2,122,170)	(1,362,370)

Cash flows from investing activities of continuing operations:
Purchases of short-term investments, net	(205,554)	(4,312,748)
Acquisition of property and equipment	(371,677)	(170,717)
Increase in patent and trademark costs	(6,397)	(15,851)
Net cash used in investing activities	(583,628)	(4,499,316)

Cash flows from financing activities of continuing operations:
Repayment of debt	(68,242)	(100,442)
Issuance of common stock in private placement, net of placement
costs	-	3,885,858
Issuance of common stock upon exercise of stock options	614,072	86,619
Issuance of common stock upon exercise of warrants	427,795	260,376
Issuance of common stock under employee stock purchase plan	6,195	7,361
Net cash provided by financing activities	979,820	4,139,772

Net cash used in continuing operations	(1,725,978)	(1,721,914)

Discontinued operations - net cash used in operating activities	(130,834)	(153,274)

Decrease in cash and cash equivalents	(1,856,812)	(1,875,188)
Cash and cash equivalents at beginning of period	4,076,806	5,788,232
Cash and cash equivalents at end of period	$ 2,219,994	3,913,044

Supplemental cash flow information:
Interest paid in cash during the period	$ 36,561	48,237

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statement

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
Stock Option Plans

As of December 31, 2006 we had 1,288,193 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2006, we had 375,221 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of December 31, 2006 we had 110,113 shares of common stock available for issuance under the Stock Purchase Plan. During the quarter ended December 31, 2006, no shares of common stock were issued under the Stock Purchase Plan.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of December 31, 2006 there were 406,409 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 149,735 shares granted under the Stock Plan with a fair value of $479,152 during the nine months ended December 31, 2006, of which 70,125 shares vest over a six month period, and 79,610 shares vest over a three year period.

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

Total share-based compensation expense for the quarter and nine months ended December 31, 2006 was $284,674 and $759,057, respectively. The following table shows the classification of these expenses:

	Quarter Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Cost of contract services	$ 36,038	109,384
Cost of product sales	14,007	34,780
Research and development	8,831	20,059
Production engineering	29,679	84,337
Selling, general and administrative	196,119	510,497

	$ 284,674	759,057

Share-based compensation capitalized in inventories was insignificant as of December 31, 2006.

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter and nine months ended December 31, 2006 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of December 31, 2006 and changes during the quarter and nine months ended December 31, 2006 is presented below:

		Weighted-Average Grant
	Shares Under Option	Date Fair Value
Non-vested at March 31, 2006	926,197	$ 1.61
Granted	-	$ -
Vested	(10,000)	$ 2.10
Forfeited	(14,481)	$ 1.17
Non-vested at June 30, 2006	901,716	$ 1.61
Granted	119,605	$ 1.53
Vested	-	$ -
Forfeited	(48,276)	$ 1.59
Non-vested at September 30, 2006	973,045	$ 1.60
Granted	-	$ -
Vested	(252,117)	$ 1.63
Forfeited	-	$ -
Non-vested at December 31, 2006	720,928	$ 1.60

As of December 31, 2006, there was $666,568 of total unrecognized compensation costs related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 13 months. The total fair value of stock options that vested during the quarter and nine months ended December 31, 2006 was $410,898, and $431,898, respectively.

There were no non-vested shares outstanding under the Stock Bonus Plan as of March 31, 2006. A summary of the non-vested shares under the Stock Bonus Plan as of December 31, 2006 and changes during the quarter and nine months ended December 31, 2006 is presented below:

		Weighted-Average Grant
	Shares Under Contract	Date Fair Value
Non-Vested at June 30, 2006	-	$ -
Granted	149,735	$ 3.20
Vested	(12,500)	$ 3.20
Forfeited	(1,200)	$ 3.20
Non-Vested at September 30, 2006	136,035	$ 3.20
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Non-Vested at December 31, 2006	136,035	$ 3.20

As of December 31, 2006 there was $183,810 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 13 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the nine months ended December 31, 2006 was $40,000.

Pro forma information required under SFAS No. 123 for the quarter and nine months ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans, was as follows:

	Quarter Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net loss, as reported	$ (518,064)	(1,825,577)
Less: total share-based employee compensation determined
under the fair value method for all awards, net of tax	(203,529)	(461,681)
Pro forma net loss	$ (721,593)	(2,287,258)
Reported basic and diluted net loss per common share	$ (.02)	(.08)
Pro forma basic and diluted net loss per common share	$ (.03)	(.09)

During the nine months ended December 31, 2006 options to acquire 143,344 shares of common stock were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarters ended December 31, 2006 and 2005 and the nine months ended December 31, 2006 and 2005, were based on estimates at the date of grant as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Weighted average estimated
fair value of grant	N/A	$ 2.00 Per option	$ 1.45 Per option	$ 1.99 Per option
Expected life (in years)	N/A	6.0 years	3.4 years	6.0 years
Risk free interest rate	N/A	4.8%	4.9%	4.8%
Expected volatility	N/A	48.7%	59.5%	48.7%
Expected dividend yield	N/A	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life.

Additional information with respect to stock option activity under our stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	$ -
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26

Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535
Granted	119,605	$ 3.20
Exercised	-	$ -
Forfeited	(99,758)	$ 5.61

Outstanding at September 30, 2006	2,830,325	$ 4.26	6.0 years	$ 330,706
Granted	-
Exercised	-
Forfeited	(11,666)	$ 2.17

Outstanding at December 31, 2006	2,818,659	$ 4.27	5.7 years	$ 307,679

Exercisable at December 31, 2006	2,097,731	$ 4.66	4.8 years	$ 200,686

Vested and expected to vest at December 31, 2006	2,756,475	$ 4.29	5.7 years	$ 305,187
The total intrinsic value of options exercised under our Stock Option Plans during the quarter and nine months ended December 31, 2005 was $31,365.

Additional information with respect to stock option activity under our Non-Employee Director Stock Option Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	23,739	$ 3.20
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666

Exercisable at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666

Vested and expected to vest at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666
The total intrinsic value of options exercised under our non-employee director stock option plan during the quarter and nine months ended December 31, 2005 was $22,253.

Cash received by us upon the exercise of stock options for the nine months ended December 31, 2006 and 2005 was $614,072 and $86,619 respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our short-term investments at December 31, 2006 were:

		Unrealized
	Amortized Cost	Gain (Loss)
U.S. government and government agency securities	$ 3,305,924	(59,999)
Commercial paper, corporate and foreign bonds	2,290,193	(31,013)
Certificates of deposit	566,673	-
	$ 6,162,790	(91,012)
As of December 31, 2006, held-to-maturity securities with a time to maturity of three to six months and six months to one year were $597,050 and $5,565,740, respectively.
(4)

At December 31, 2006, the estimated period to complete contracts in process ranged from one to eighteen months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	December 31, 2006	March 31, 2006

Costs incurred on uncompleted contracts	$ 2,122,883	2,474,025
Estimated earnings	229,378	221,382
	2,352,261	2,695,407
Less billings to date	(2,436,324)	(2,466,989)
	$ (84,063)	228,418

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 354,894	450,044
Billings in excess of costs and estimated earnings on
uncompleted contracts	(438,957)	(221,626)
	$ (84,063)	228,418
(5)	Inventories at December 31, 2006 and March 31, 2006 consist of:
	December 31, 2006	March 31, 2006

Raw materials	$ 583,900	376,179
Work-in-process	62,903	47,551
Finished products	52,231	43,755
	$ 699,034	467,485

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(6)	Other current liabilities at December 31, 2006 and March 31, 2006 consist of:
	December 31, 2006	March 31, 2006

Accrued legal and accounting fees	$ 3,000	88,300
Accrued payroll and employee benefits	60,630	92,471
Accrued personal property and real estate taxes	57,347	43,825
Accrued warranty costs	58,226	39,480
Accrued royalties	17,628	10,630
Other	32,719	34,391
	$ 229,550	309,097
(7)	Stockholders’ Equity:
Changes in the components of stockholders’ equity during the nine months ended December 31, 2006 were as follows:
	Number of		Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balances at March 31, 2006	24,776,042	$ 247,760	69,293,461	(56,796,847)	12,744,374

Issuance of common stock
upon exercise of options	186,814	1,868	612,204	-	614,072
Issuance of common stock to
directors	12,500	125	39,875	-	40,000
Issuance of common stock
upon exercise of warrants	165,812	1,659	426,136	-	427,795
Issuance of common stock under
employee stock purchase plan	1,883	19	6,176	-	6,195
Compensation expense from
employee and director stock
option and common stock grants	-	-	719,057	-	719,057
Net loss	-	-	-	(2,491,385)	(2,491,385)

Balances at December 31, 2006	25,143,051	$ 251,431	71,096,909	(59,288,232)	12,060,108

We issued four-year warrants to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share to the placement agent for our November 2004 follow-on offering. Warrants to acquire 85,267 shares of common stock remain outstanding at December 31, 2006. We also issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share to the placement agent for our October 2003 follow-on offering. All of these warrants were outstanding as of December 31, 2006.
(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $285,959 and $425,804 and $148,620 and $681,000 for the quarters and nine months ended December 31, 2006 and 2005, respectively, which was 17 percent and 9 percent and 13 percent and 21 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $180,248 and $763,752 for the quarter and nine months ended December 31, 2006, which was 10 percent and 16 percent of total revenue, respectively. We had no revenue from Lippert Components, Inc. for the quarter and nine months ended December 31, 2005.

These customers also represented 27 percent and 13 percent of total accounts receivable as of December 31, 2006 and March 31, 2006, respectively. Inventories purchased and processed for these customers’ products, consisting of raw materials, work-in-progress and finished goods totaled $250,961 and $63,474 as of December 31, 2006 and March 31, 2006, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $573,702 and $1,670,513 and $548,070 and $1,130,996 for the quarters and nine months ended December 31, 2006 and 2005, respectively. Accounts receivable from government-funded contracts represented 24 percent and 50 percent of total accounts receivable as of December 31, 2006 and March 31, 2006, respectively.
(9)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. At December 31, 2006 liabilities and commitments of discontinued operations totaled $11,868, all of which was associated with the lease commitment. We have also recorded accounts receivable from discontinued operations of $58,224 reflecting rent payments earned but not paid under the sublease.

The operating results of this business for the quarters and nine months ended December 31, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.
(10)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share, requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2006 and 2005, options to purchase 2,818,659 and 3,180,558 shares of common stock, respectively, and warrants to purchase 157,267 and 447,088 shares of common stock, respectively, were outstanding. For the quarters and nine months ended December 31, 2006 and 2005, respectively, options and warrants for 1,779,112 and 1,503,576, and 1,819,269 and 1,839,269 shares, respectively, were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 140,359 shares and 366,320 shares, and 501,540 shares and 456,937 shares, of common stock for the quarters and nine months ended December 31, 2006 and 2005, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(11)	Segments

At December 31, 2006, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. As discussed in note 9, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentages allocated to the technology segment and power products segment were 52 percent and 48 percent for the quarter and nine months ended December 31, 2006, and were 74 percent and 26 percent for the quarter and nine months ended December 31, 2005, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were nil and $38,280, and $14,181 and $62,391 for the quarters and nine months ended December 31, 2006 and 2005, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments were $46,041 and $138,123 and $46,041 and $138,123 for the quarters and nine months ended December 31, 2006 and 2005, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2006:
		Power
	Technology	Products	Total
Revenue	$1,078,976	647,550	1,726,526
Interest income	104,865	1,176	106,041
Interest expense	-	(11,749)	(11,749)
Depreciation and amortization	(54,383)	(48,787)	(103,170)
Segment loss from continuing operations	(745,538)	(72,759)	(818,297)
Assets of continuing operations	10,838,276	3,447,528	14,285,804
Expenditures for long-lived segment assets	$(27,183)	(25,352)	(52,535)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2005:
		Power
	Technology	Products	Total
Revenue	$954,032	190,124	1,144,156
Interest income	110,965	3,083	114,048
Interest expense	-	(15,444)	(15,444)
Depreciation and amortization	(60,820)	(27,925)	(88,745)
Segment loss from continuing operations	(499,968)	(36,138)	(536,106)
Assets of continuing operations	12,544,942	2,723,726	15,268,668
Expenditures for long-lived segment assets	$(102,172)	(3,595)	(105,767)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine months ended December 31, 2006:
		Power
	Technology	Products	Total
Revenue	$3,089,136	1,552,940	4,642,076
Interest income	340,784	3,468	344,252
Interest expense	-	(36,336)	(36,336)
Depreciation and amortization	(189,050)	(120,786)	(309,836)
Segment loss from continuing operations	(2,046,746)	(422,165)	(2,468,911)
Assets of continuing operations	10,838,276	3,447,528	14,285,804
Expenditures for long-lived segment assets	$(144,203)	(233,871)	(378,074)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine months ended December 31, 2005:
		Power
	Technology	Products	Total
Revenue	$2,397,020	784,341	3,181,361
Interest income	244,116	7,930	252,046
Interest expense	-	(47,860)	(47,860)
Depreciation and amortization	(181,989)	(84,029)	(266,018)
Segment loss from continuing operations	(1,757,525)	(42,393)	(1,799,918)
Assets of continuing operations	12,544,942	2,723,726	15,268,668
Expenditures for long-lived segment assets	$(172,792)	(13,776)	(186,568)

(12)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, one of which expires on December 31, 2007 and one of which expires on December 31, 2010. The aggregate future compensation under these employment agreements, including future services payable on expected extensions thereof and potential retirement and severance payouts, is $2,062,450 at December 31, 2006. Of this amount, $136,835 and $171,814 has been recorded as short-term and long-term deferred compensation under executive employment agreements, respectively.

Lease Commitments

In May 2004 we completed the divestiture of equipment and inventory of our contract electronic manufacturing business. We are the primary obligor on an operating lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. As of December 31, 2006 the future sublease payments total $54,000 over the remaining term of the sublease which is less than the future minimum lease payments due under our master lease of $66,036 over the remaining lease term which expires on March 31, 2007. Accordingly, we have recorded a liability of $11,868 which is equal to the present value of the difference between our obligation under the master lease and the sublease payments to be received under the sublease, or $12,036. We have also recorded accounts receivable from discontinued operations of $58,224 reflecting rent payments earned but not paid under the sublease.

We also had certain equipment leases which expired by their terms on various dates through January 2006. Rental expense under these leases for the quarter and nine months ended December 31, 2006 was zero, versus $48,927 and $106,155 for the quarter and nine months ended December 31, 2005, respectively.

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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production for customers. During the fourth quarter last fiscal year we began deliveries of vehicle auxiliary motors to a new customer pursuant to an order for 30,000 units. On October 3, 2006, we announced an additional order from this customer totaling approximately $3 million. During the first quarter of this fiscal year we received an order totaling $1.9 million for an electronic product for hybrid electric vehicles. As a result of shipments against these orders and higher levels of low volume product shipments, product sales for the first quarter, second quarter and third quarter were $476,978, $935,092 and $1,005,691, respectively and totaled $2,417,761 for the nine months ended December 31, 2006. This compares with product sales for the first, second and third quarters last fiscal year of $685,617, and $413,724 and $479,675, respectively, and $1,579,016 for the nine months ended December 31, 2005. Following the end of this quarter we received a production order totaling $9.25 million from Phoenix Motorcars, Inc. for electric propulsion systems.

For the quarter and nine months ended December 31, 2006 contract services revenue derived from funded engineering activities increased to $720,835 and $2,224,315 versus $664,481 and $1,602,345, respectively, for the comparable quarter and nine month period last fiscal year. The increase is attributable to improved utilization of billable personnel and reduced levels of cost overruns on projects during the current fiscal year. Gross profit margins on contract services declined to 1.8 percent for the quarter ended December 31, 2006 versus 17.7 percent for the comparable quarter last fiscal year and rose to 11.2 percent for the nine months ended December 31, 2006 versus a negative 4.9 percent for the comparable period last year. The decline in gross profit margins for the quarter is due to larger than usual material costs and lower levels of overhead absorption. The increase in gross profit margins for the nine month period is due to improved overhead absorption and fewer cost overruns on funded projects. Gross profit margins on product sales declined to 13.9 percent for the quarter ended December 31, 2006 versus 15.0 percent for the comparable quarter last year and declined to 6.2 percent for the nine months ended December 31, 2006 versus 15.2 percent for the comparable period last year. The decrease in gross profit margins is primarily attributable to costs associated with the launch of new production for auxiliary motors and the electronic product discussed above. Expenditures on production engineering activities for the quarter and nine months ended December 31, 2006 declined to $219,071 and rose to $699,960, respectively versus $224,792 and $564,358 for the comparable quarter and nine month period last fiscal year. The decrease for the quarter is attributable to a temporary decrease in staffing levels and the increase is attributable to additional staffing and increased prototype and sample expenses during the nine month period.

Internally funded research and development costs for the quarter and nine months ended December 31, 2006 were $110,919 and $285,400 versus $50,258 and $184,110 for the comparable quarter and nine month period last year. The increase for the quarter and nine month period is due to higher levels of internally funded development activities.

During the first quarter of this fiscal year we implemented the provisions of FAS 123R, which mandates the expensing of costs associated with stock based compensation, including the granting of stock options. FAS 123R requires the expensing of costs arising from the unearned portion of employee stock options issued in previous fiscal years that are earned in the current period as well as compensation costs arising from stock options issued and earned during the current period. During the quarter and nine months ended December 31, 2006 we recorded non-cash compensation expense associated with stock options issued in prior fiscal years totaling $143,054 and $460,286. We also recorded non-cash compensation expense during the quarter and nine months ended December 31, 2006 totaling $141,620 and $298,771 due to the grant of stock options to employees and directors and the issuance of common stock under our employee stock bonus plan. The classification of non-cash compensation expense arising from FAS 123R in our statement of operations for the quarter and nine months ended December 31, 2006 is shown in the following table:
	Quarter Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Costs of contract services	$ 36,038	109,384
Costs of product sales	14,007	34,780
Research and development	8,831	20,059
Production engineering	29,679	84,337
Selling, general and administrative	196,119	510,497
Total	$ 284,674	759,057

Loss from continuing operations for the quarter and nine months ended December 31, 2006 was $818,297 and $2,468,911, respectively, or $0.03 and $0.10 per common share, versus a loss from continuing operations of $536,106 and $1,799,918, or $0.02 and $0.08 per common share, for the comparable quarter and nine month period last year. The increase in losses for the third quarter versus the comparable quarter last year is generally attributable to reduced gross profit margins on contract services, higher expenditures on research and development activities and the expensing of compensation costs arising from share based compensation detailed in the table above.

During the nine months ended December 31, 2006 the exercise of employee stock options and underwriter warrants resulted in cash proceeds to us of $1,041,867. Cash and cash equivalents at December 31, 2006 declined by $1,856,812 to $2,219,994 versus $4,076,806 at March 31, 2006. The decrease is attributable to cash used in operating activities of $2,122,170 and cash used in investing activities of $583,628 which was partially offset by cash flows from financing activities of $979,820. We expect production engineering expenses to increase substantially and contract services revenue to decline modestly over the next several quarters reflecting a shift in resources to the production launch of propulsion systems deliverable to Phoenix Motorcars, Inc. We also expect cash used in operations to increase substantially as inventories and accounts receivable balances expand due to the execution of this contract. We believe our existing cash and short-term investments, which totaled $8,382,784 at December 31, 2006, will be adequate to fund our operations over at least the next two years.

Financial Condition

Cash and cash equivalents and short-term investments were $8,382,784 versus $10,086,200, and working capital (the excess of current assets over current liabilities) was $9,498,419 compared with $10,415,409, at December 31, 2006 and March 31, 2006, respectively. The decrease in cash and short-term investments and working capital is primarily attributable to cash used in operating and investing activities, offset, in part, by cash proceeds from the exercise of stock options and underwriter warrants during the nine months ended December 31, 2006.

Accounts receivable increased $834,494 to $1,346,903 at December 31, 2006 from $512,409 at March 31, 2006. The increase is primarily attributable to increased product shipments and higher levels of contract services revenue during the nine months ended December 31, 2006. Historically, we have had nominal bad debt expense arising from uncollectible accounts receivable due to the high credit quality of our customers. Accordingly, no allowance for bad debts has been recorded at December 31, 2006 or March 31, 2006, respectively.

Costs and estimated earnings on uncompleted contracts declined $95,150 to $354,894 at December 31, 2006 versus $450,044 at March 31, 2006. The decrease is due to improved billing terms on certain contracts in process at December 31, 2006 versus March 31, 2006. Estimated earnings on contracts in process rose to $229,378 or 9.8 percent of contracts in process of $2,352,261 at December 31, 2006 compared to estimated earnings on contracts in process of $221,382 or 8.2 percent of contracts in process of $2,695,407 at March 31, 2006. The increase in estimated margins on contracts in process is attributable to improved overhead absorption and decreased levels of cost overruns.

Inventories rose $231,549 to $699,034 at December 31, 2006 principally due to higher levels of raw material, and work-in-process inventories which rose $207,721, and $15,352, respectively. The increase in raw materials inventory is attributable to higher levels of production and associated increases in materials purchased. The increase in work-in-process inventory is due to rising revenue levels.

Prepaid expenses and other current assets increased to $220,282 at December 31, 2006 from $118,439 at March 31, 2006 reflecting the prepayment of insurance premium costs on our commercial insurance coverages.

We invested $371,677 for the acquisition of property and equipment during the nine months ended December 31, 2006 compared to $170,717 during the comparable nine month period last fiscal year. The increase in capital expenditures is primarily due to the installation of a semi-automated high volume motor manufacturing cell and equipment for an electronic product production cell.

Patent and trademark costs, net of accumulated depreciation decreased to $496,327 at December 31, 2006 from $552,382 at March 31, 2006 reflecting the systematic amortization of these costs.

Accounts payable increased $115,012 to $649,440 at December 31, 2006 from $534,428 at March 31, 2006, primarily due to higher levels of production and associated increases in materials purchased.

Other current liabilities decreased $79,547 to $229,550 at December 31, 2006 from $309,097 at March 31, 2006. The decrease is primarily attributable to lower levels of accrued legal and accounting fees, and other accrued costs.

Short-term and long-term deferred compensation under executive employment agreements rose $97,788 to $308,649 at December 31, 2006 from $210,861 at March 31, 2006, reflecting the service cost of future retirement and severance payments under employment agreements with executive officers.

Liabilities and commitments of discontinued operations were $11,868 at December 31, 2006 compared to $62,004 at March 31, 2006 reflecting the estimated obligation for future lease payments on subleased facilities of our discontinued electronic products segment for which we are the primary obligor. See also note 9 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $217,331 to $438,957 at December 31, 2006 from $221,626 at March 31, 2006 reflecting increased levels of billings on certain engineering contracts in advance of the performance of the associated work during the nine months ended December 31, 2006.

Long-term debt, less current portion decreased $73,281 to $548,404 at December 31, 2006 from $621,685 at March 31, 2006 reflecting principal repayments on the mortgage debt for our Frederick, Colorado facility.

Common stock and additional paid-in capital increased to $251,431 and $71,096,909, respectively, at December 31, 2006 compared to $247,760 and $69,293,461 at March 31, 2006. The increase in additional paid-in capital is attributable to the exercise of stock options and underwriter warrants during the quarter which resulted in cash proceeds to us of $1,041,867 and an increase of $759,057 associated with the recording of non-cash share based payments under FAS 123R.

Results of Continuing Operations

Quarter ended December 31, 2006

Continuing operations for the third quarter ended December 31, 2006, resulted in a loss of $818,297, or $0.03 per common share, compared to a loss from continuing operations of $536,106, or $0.02 per common share for the same quarter last year. The increase in the loss from continuing operations for the quarter is primarily attributable to decreased gross profit margins on contract services, higher levels of research and development costs and selling general and administrative expenditures, including non-cash charges arising from the expensing of share based payments under FAS 123R.

Revenue from contract services rose $56,354 or 8.5 percent to $720,835 for the quarter ended December 31, 2006 compared to $664,481 for the comparable quarter last year. The increase is primarily attributable to increased material content in projects during the quarter.

Product sales for the third quarter more than doubled to $1,005,691 compared to $479,675 for the comparable quarter last year. Power Products segment revenue for the quarter ended December 31, 2006 increased to $647,550 compared to $190,124 for the comparable quarter last year. The increase is principally attributable to increasing revenue from vehicle auxiliary motors and the shipments of an electronic product to a hybrid electric vehicle customer. Technology segment revenue for the third quarter increased to $1,078,976 compared to $954,032 for third quarter last fiscal year due to higher levels of contract services revenue and low volume product shipments. Technology segment product revenue for the third quarter increased to $358,141 compared to $289,551 for the third quarter last year, due to increased shipments of propulsion motors and controllers.

Gross profit margins for the quarter ended December 31, 2006 declined to 8.9 percent compared to 16.5 percent for the comparable quarter last year primarily due to production launch costs for auxiliary motors and an electronic product for a hybrid electric vehicle and decreased gross profit margins on contract services. Gross profit margin on contract services was 1.8 percent for the third quarter this fiscal year compared to 17.7 percent for the third quarter last year. The decrease is attributable to larger than usual material costs and lower levels of overhead absorption. Gross profit margin on product sales for the third quarter this year was 13.9 percent compared to 15.0 percent for the third quarter last year. The decrease is attributable to costs associated with the launch of new production for auxiliary motors and an electronic product.

Research and development expenditures for the quarter ended December 31, 2006 increased to $110,919 compared to $50,258 for the quarter ended December 31, 2005. The increase is primarily due to higher levels of internally funded development activities.

Production engineering costs were $219,071 for the third quarter versus $224,792 for the same quarter last year. The decrease is attributable to a temporary decrease in staffing levels.

Selling, general and administrative expense for the quarter ended December 31, 2006 was $735,785 compared to $548,653 for the same quarter last year. The increase is primarily attributable to increased accounting and legal expenses and non-cash compensation charges associated with the expensing of share based payments.

Interest income decreased to $106,041 for the third quarter compared to $114,048 for the comparable quarter last year. The decrease is attributable to lower levels of invested balances during the current quarter.

Interest expense decreased to $11,749 for the third quarter versus $15,444 for the comparable quarter last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Nine months Ended December 31, 2006

Continuing operations for the nine months ended December 31, 2006, resulted in a loss of $2,468,911, or $0.10 per common share, compared to a loss from continuing operations of $1,799,918, or $0.08 per common share for the comparable period last year. The increase in the loss from continuing operations for the nine month period is primarily attributable to higher levels of research and development costs, production engineering expenses and selling general and administrative expenditures, including non-cash charges arising from the expensing of share based payments under FAS 123R.

Revenue from contract services rose $621,970 or 39 percent to $2,224,315 for the nine months ended December 31, 2006 compared to $1,602,345 for the comparable period last year. The increase is primarily attributable to improved staff utilization on revenue generating programs and reduced cost overruns on development projects.

Product sales for the nine months ended December 31, 2006 rose 53 percent to $2,417,761 compared to $1,579,016 for the comparable period last year. Power Products segment revenue for the nine months ended December 31, 2006 increased to $1,552,940 compared to $784,341 for the comparable period last year. The increase is principally attributable to increasing revenue from vehicle auxiliary motors and the commencement of shipments of an electronic product to a hybrid electric vehicle customer. Technology segment revenue for the nine months ended December 31, 2006 increased to $3,089,136 compared to $2,397,020 for the comparable period last year due to higher levels of contract services revenue and low volume product shipments. Technology segment product revenue for the nine month period increased to $864,821 compared to $794,675 for the comparable period last year.

Gross profit margins for the nine months ended December 31, 2006 rose to 8.6 percent compared to 5.1 percent for the comparable period last year primarily due to improved overhead absorption associated with increasing revenue levels. Gross profit margin on contract services was 11.2 percent for the nine months ended December 31, 2006 compared to a negative 4.9 percent for the comparable period last year. The increase is attributable to improved overhead absorption and fewer cost overruns on funded development projects. Gross profit margin on product sales for the nine months ended December 31, 2006 was 6.2 percent compared to 15.2 percent for the comparable period last year. The decrease in margins on product sales is attributable to costs associated with the launch of production for auxiliary motors and an electronic product.

Research and development expenditures for the nine months ended December 31, 2006 rose to $285,400 compared to $184,110 for the same period last year. The increase is primarily due to increased levels of internally funded development projects.

Production engineering costs were $699,960 for the nine months ended December 31, 2006 versus $564,358 for the comparable nine month period last year. The increase is attributable to additional staffing, increased prototype and sample expenses and non-cash compensation charges associated with the expensing of share based payments.

Selling, general and administrative expense for the quarter ended December 31, 2006 was $2,188,624 compared to $1,415,706 for the same period last year. The increase is primarily attributable to increased accounting and legal expenses and non-cash compensation charges associated with the expensing of share based payments.

Interest income rose to $344,252 for the nine months ended December 31, 2006 compared to $252,046 for the comparable period last year. The increase is attributable to higher yields on invested balances during the current period.

Interest expense decreased to $36,336 for the nine months ended December 31, 2006 versus $47,860 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. At December 31, 2006 accounts receivable from discontinued operations totaled $58,224 reflecting rent payments earned but not yet paid under the sublease, and liabilities and commitments of discontinued operations totaled $11,868, all of which was associated with the lease commitment.

The operating results of this business for the quarters ended December 31, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Loss from discontinued operations for the quarter and nine months ended December 31, 2006 was $5,722 and $22,474, respectively, versus earnings from discontinued operations of $18,042 and a loss from discontinued operations of $25,659 for the comparable periods last fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and nine months ended December 31, 2006 were adequate to meet operating needs. At December 31, 2006, we had working capital (the excess of current assets over current liabilities) of $9,498,419 compared to $10,415,409 at March 31, 2006.

For the nine months ended December 31, 2006 net cash used in operating activities of continuing operations was $2,122,170 compared to net cash used in operating activities of $1,362,370 for the comparable nine month period last year. The increase in cash used in operating activities was primarily attributable to increased losses and higher levels of accounts receivable, inventories and prepaid expenses and other current assets, which were partially offset by higher levels of accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts.

Net cash used in investing activities of continuing operations for the nine months ended December 31, 2006 was $583,628 compared to net cash used by investing activities of $4,499,316 for the comparable period last year. The decrease for the current nine month period was due to reduced levels of maturities of short-term securities, which was partially offset by an increase in capital expenditures for equipment.

Net cash provided by financing activities of continuing operations was $979,820 for the nine months ended December 31, 2006 versus $4,139,772 for the same period last year. The decrease reflects the completion of a private placement of our common stock to an institutional investor during the first quarter last year which was partially offset by increased cash proceeds from the exercise of stock options and warrants during the nine months ended December 31, 2006.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; however, we expect production engineering expenses to increase substantially and contract services revenue to decline modestly over the next several quarters reflecting a shift in resources to the production launch of propulsion systems deliverable to Phoenix Motorcars, Inc. We also expect cash used in operations to increase substantially as inventories and accounts receivable balances expand due to the execution of this contract. We cannot provide assurance that we will be successful in achieving our objectives. We believe our available cash resources are sufficient to fund our expected level of operations for at least two years. We have begun, and expect to continue, to make substantial investments from our available cash and short-term investments for additional human resources, manufacturing facilities and equipment, production and application engineering, among other things. We expect to fund our operations over at least the next two years from existing cash and short-term investment balances and from available bank financing, if any. We cannot, however, provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2006:
	Payments due by Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$ 645,456	97,052	548,404	-	-
Operating lease obligations (1)	66,036	66,036	-	-	-
Purchase obligations	2,177,438	2,177,438	-	-	-
Executive employment agreements (2)	2,062,450	473,383	796,667	396,400	396,000
Total	$ 4,951,380	2,813,909	1,345,071	396,400	396,000

(1) Does not include sublease payments of $54,000 over the remaining term of a facility lease.

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

Asset Recovery and Realization – Discontinued Operations

In May 2004, we completed the divestiture of equipment and inventory of our electronics product segment. We are the primary obligor on a lease for the facility previously occupied by this divested business. The facility has been subleased at a rental rate below that provided for in the master lease. Accordingly, we have recorded a liability for the present value of the difference between these two amounts which totaled $11,868 at December 31, 2006. We have also recorded accounts receivable from discontinued operations of $58,224 reflecting rent payments earned but not yet paid under the sublease. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise. Our estimate of future sublease payments could change materially based on future developments and events. Any change in these estimates could result in a material change in our financial condition and results of operations.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on the development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2006 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

We have incurred significant net losses. For the quarter and nine months ended December 31, 2006 and 2005, our net loss was $824,019 and $2,491,385 and $518,064 and $1,825,577, respectively. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004

Net loss	$ 2,784,970	$ 1,868,896	$ 4,786,953

We have had accumulated deficits as follows:
December 31, 2006	$ 59,288,232

March 31, 2006	$ 56,796,847

March 31, 2005	$ 54,011,877

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter and nine months ended December 31, 2006 was $824,019 and $2,491,385 versus a net loss for the comparable quarter and nine months last year of $518,064 and $1,825,577, respectively. At December 31, 2006, our cash and short-term investments totaled $8,382,784. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to compete in conventional markets and the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

We believe our proprietary systems are suited for a wide range of electric and hybrid electric vehicle platforms. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and future products. We cannot be certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will achieve market acceptance.

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

Because our motors are designed to be used in vehicles, and because vehicle accidents can cause injury to persons and property, we are subject to a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.

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
Date: January 30, 2007
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)