Form 10-K
period 2007-03-31
UQM TECHNOLOGIES INC
filed 2007-05-17
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $103,540,266 (based on the May 15, 2007 closing price of Common Stock of $4.17 per share as reported on the American Stock Exchange). As of May 15, 2007, there were 25,324,717 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document of the Registrant	Form 10-K Reference Locations
Portions of the 2007 Proxy Statement	Part III

PART I

ITEM 1.	BUSINESS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the development of markets for our products, the adequacy of our cash balances and liquidity to meet future operating needs, and our ability to issue equity or debt securities. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

General

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. Our primary focus is incorporating our advanced technology into products aimed at existing commercial markets and emerging markets for electrically propelled vehicles that are expected to experience rapid growth. We operate our business in two segments: 1) technology - which encompasses the further advancement and application of our proprietary motors, generators, power electronics and software; and 2) power products - which encompasses the manufacture of motors, generators, power electronic controllers and related products. Our $0.01 par value common stock trades on the American, Chicago and Pacific stock exchanges under the symbol "UQM."

The Company's revenue from continuing operations is derived from two principal sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers' products; and 2) the manufacture and sale of products engineered by us.

We have two principal operating companies: 1) UQM Technologies, Inc. which includes the Corporate Headquarters and Engineering and Product Development Center; and 2) wholly-owned subsidiary UQM Power Products, Inc. ("UQM Power") which is an ISO quality certified manufacturer of our products. Both operating companies are located in Frederick, Colorado.

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

In addition, we have developed and patented a method of control embodied in electronic component architecture and software code (Phase Advance Control) which allows UQM(R)  motors to deliver both high output torque at low operating speeds and continuous power at high operating speeds from the same machine. Conventional permanent magnet motor designs are limited to operating at either high torque at low speeds or continuous power at high speeds, but not both. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop transitioning to high power as the vehicle is accelerated to highway speeds. In conventional internal combustion engine powered vehicles, the transition from high torque to high power is typically accomplished through the multiple gear changes performed by a mechanical transmission. UQM(R)  motors, incorporating phase advance technology, are suited as propulsion drives in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles due to the ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight and cost of mechanical transmissions.

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

Additional enhanced methods of electronic control for our permanent magnet motor and generator systems that extract power from substantially the entire electrical cycle of the motor, have allowed us to maximize the power output and efficiency of our machines, further improving their performance. These performance enhancements have increased peak power output by 33 percent; continuous power output by 50 percent and system efficiency at various operating points by 2 to 8 percent. In addition, our control enhancements have user configurable functionality and increased data transmission and processing speeds, which improve feedback, prognostics and diagnostic capabilities.

During fiscal 2007 we began the process to initiate additional patent applications related to technology developments that have the potential to significantly increase torque density for wheel motors and allow our motors to operate at higher speeds for application in advanced transmission hybrid vehicles. We also began an internally-funded project to increase the functionality of the microprocessor software we use to intelligently control our motor controllers. Some of these enhancements include torque, speed and voltage control improvements that enable more sophisticated hybrid electric operating strategies, refined generator voltage regulation to facilitate improved battery pack management and further improvements in system efficiency and power output through advances in motor control algorithms. In addition to these activities, The U.S. Air Force has contracted us to manage a research and development project in cooperation with Mississippi State University, directed toward the development of high temperature power switching devices using silicon carbide that may lead to improved power handling capability for our motor controllers.

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

We have developed and commercialized several products for existing markets that are currently being manufactured by our wholly-owned subsidiary, UQM Power. These products include a direct-drive propulsion motor used in Invacare Corporation's Storm(R) electric wheelchair for which we are supplying field service and warranty units, fan blower motors used in aircraft air conditioning systems manufactured by Keith Products, Inc. and a vehicle auxiliary motor for a product manufactured by Lippert Components, Inc.

We expect to continue to aggressively pursue the commercialization of both technologically advanced and low cost products that we develop to customer specifications in these large, established markets.

Emerging Markets

Potentially large markets are developing in conjunction with the electrification of a wide-range of vehicle platforms. Electrification of vehicles is being pursued for a variety of application specific reasons including: 1) improved fuel economy, 2) lower vehicle emissions, 3) greater reliability and lower maintenance, 4) the need for higher levels of available onboard electric power to run electrical devices, and 5) improved performance and vehicle control. Of these reasons, improved fuel economy has emerged as a significant factor in the development and potential rate of growth of the emerging markets as crude oil prices continue to rise, recently exceeding $75 per barrel, and consumers and businesses alike contend with gasoline and diesel prices of over $3.00 per gallon. This trend toward higher fuel prices is expected to continue for the foreseeable future driven by tight supply levels, geopolitical turmoil in key oil producing countries and increasing world demand driven principally by escalating consumption of fossil fuels by developing countries such as China and India. In addition to these factors, recent government regulations mandating reductions in pollutants from diesel engines are expected to further accelerate the trend toward electrification as increasingly stringent regulations continue with the next reduction set for 2010.

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

The electrification of conventional vehicles, ranging from passenger vehicles and over-the-road trucks to off-road vehicles such as agricultural tractors, construction equipment and military vehicles, can potentially offer improvements in fuel economy and emissions. Nearly all conventional vehicles are powered by a gasoline or diesel fueled internal combustion engine that converts the energy stored in the fuel to rotating power out of the engine. The power out of the engine's rotating shaft is used to propel the vehicle and operate all of the vehicles auxiliaries either directly with belts, pulleys and gears or indirectly through electricity generated from a belted alternator.

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

The electrification of vehicles can range from simply replacing inefficient belt and gear driven under-the-hood auxiliaries (water pump, power steering, HVAC, cooling fans etc.) with efficient electric powered ones, to eliminating the internal combustion engine entirely and replacing it with full electric propulsion such as in a battery or fuel cell powered vehicle. Generally, as the vehicle power plant content becomes increasingly more electric, the fuel efficiency improves and the cost and complexity increases. With rising fuel prices, vehicle makers are finding it much more feasible to justify this added complexity and cost.

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

  Parallel hybrids - Parallel hybrid vehicles incorporate an electric motor to join the internal combustion engine in propelling the vehicle. In a low power configuration, often referred to as a "mild hybrid", a starter/motor/generator that is typically integrated into the flywheel of an engine, is used to combine three separate functions in one electric machine. The machine starts the engine, eliminating the need for a conventional starter, performs power generation, eliminating a conventional belt driven alternator, and can be run in motoring mode, supplying supplemental power to the driveline to improve acceleration and vehicle performance. Higher power parallel hybrids incorporate additional system features such as regenerative braking and automatic engine shutdown and all-electric propulsion during certain operating conditions. In a typical parallel hybrid vehicle, acceleration from a standing-stop is generally performed by the motor in all-electric mode up to a given speed at which time the engine starts and the engine and electric motor work in parallel to accelerate the vehicle. Once the vehicle achieves highway speed, the motor ceases operation and the vehicle is propelled using the engine only. During braking operations, the motor is switched to power generation mode and used to recapture and store energy into a battery pack that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. If the batteries need additional charging, the engine drives the machine in generator mode sending electricity to charge the battery pack. These vehicles have sufficient battery charging capacity to be self-sustaining thereby eliminating the need to plug the vehicle into the electric power grid. Depending on the vehicle's level of electric motive power and its duty cycle, parallel hybrids can achieve fuel economy improvements of 10 to 45 percent.

  Series hybrids - Series hybrid vehicles contain a greater degree of electrification than parallel hybrids. In a typical series hybrid vehicle, all of the motive power for the vehicle is supplied by electric motors, thereby eliminating conventional driveline components such as the transmission and drive shaft. Generally, series hybrids contain a larger amount of batteries to store electrical energy and the engine's principal function is to turn a separate generator to produce the electrical energy necessary to maintain the state of charge of the onboard battery pack. As in a parallel hybrid, during braking operations, the motor is switched to power generation mode and used to recapture and store energy into the battery pack that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. Also, as in the parallel hybrid, a series hybrid vehicle has sufficient battery charging capacity to be self-sustaining thereby eliminating the need to plug the vehicle into the electric power grid. Because the engine serves as an under-the-hood power plant, series hybrids typically have large amounts of available onboard power to perform additional functions while the vehicle is operating or when it reaches its final destination. Depending on vehicle configuration and duty cycle, series hybrids can achieve fuel economy improvements of 35 to 50 percent.

  Plug-in hybrids - A plug-in hybrid vehicle can be configured as either a parallel or a series hybrid, although the most common is the parallel configuration. What distinguishes this category of hybrid is that it is designed to operate in all-electric only mode for a range of 20 to 40 miles and be charge depleting therefore requiring it to be periodically plugged into and recharged from the electric grid. Because a portion of the energy consumed by a plug-in hybrid vehicle is acquired at a relatively low cost from the electrical grid in addition to the efficiencies obtained from its hybrid configuration, this category of vehicle can achieve fuel economy improvements of 60 to 75 percent.

  All-electric battery and fuel cell vehicles - All-electric battery and fuel cell vehicles are powered entirely from electric energy stored onboard in batteries or generated onboard by a fuel cell. In this category of vehicle all motive power is produced by electric motors and there is no engine and associated transmission, driveline and exhaust components. Similarly, many vehicle functions currently performed by auxiliaries attached to the engine through belts or gears, such as power steering and air conditioning, must be performed using electric motors. As with hybrid electric vehicles, all-electric battery powered vehicles can switch the propulsion motor during braking operations to power generation mode and recapture and store energy into the battery pack that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. The energy needs of all-electric battery powered vehicles are obtained by recharging their batteries using the electric power grid. Fuel cells are energy production devices that generate electricity through a chemical reaction of hydrogen and oxygen. The by-product of this reaction is water therefore allowing for the total elimination of vehicle exhaust emissions in this category of vehicle. Because there is no battery energy storage in a fuel cell powered vehicle, there is no opportunity for regenerative braking energy recapture. Fuel economy improvements for all-electric battery and fuel cell vehicles are generally 75 percent or greater.

Our Opportunity

We have historically focused our resources on the development of products for the electrification of vehicles including electric motors, generators and electronic controls to power under-the-hood auxiliaries such as water, oil and fuel pumps, power steering, cooling fans and air conditioning compressors. In addition, we have developed highly efficient electric propulsion systems for each category of vehicle described above with power levels of 0.5 kWKw to 120 kWKw, which are suitable for vehicles ranging from wheelchairs to passenger automobiles to large trucks, tractors, construction equipment and military vehicles. We have also developed DC-to-DC and DC-to-AC electronic products that step down high voltage electrical systems to 12 volts or convert DC power to consumer friendly 110 volt alternating current power. In addition we are pursuing the commercialization of our technology and products designed by us in numerous large existing markets where we intend to replace an existing supplier through the introduction of technologically advanced products or lower cost systems or a combination of both.

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

Over-the-road trucks - The U.S. Department of Energy estimated that in 2004, trucks consumed 8 million barrels of crude oil per day and they project that by 2025, trucks will consume approximately two-thirds of all crude oil used in transportation, or 12 million barrels of crude oil per day.

There are approximately 6 million trucks, buses and other heavy-duty on-road vehicles sold in the United States each year. The market for these vehicles is characterized by a large number of suppliers, a wide-range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck manufacturer is unlikely to have the technical expertise or financial resources to internally develop products that can compete in emerging markets for increasingly electrified vehicles. Accordingly, we expect truck manufacturers to purchase products from suppliers who have developed technologically advanced electric motors, generators and power electronic energy management controls that can be applied to their vehicles. During the current fiscal year we launched production of an automotive certified DC-to-DC product for Eaton Corporation which is used onboard heavy duty hybrid trucks and delivered a motor/generator system for long-haul Class 8 hybrid truck application. We are working with a number of customers in the development and application of our products to both trucks and buses and expect to continue to aggressively pursue the commercialization of our products as this market emerges over the next several years. Our customers in the over-the-road truck market include Eaton Corporation and International Truck and Engine Company for heavy-duty hybrid propulsion systems and related electronic products; and Engineered Machined Products, Inc. for a variety of pump and cooling fan under-the-hood auxiliaries.

Off-road vehicles - There are a wide range of off-road vehicles sold in the United States each year. These vehicles range from the small - wheelchairs, golf carts, fork trucks, riding lawn mowers, snowmobiles, all-terrain vehicles, etc., to large construction, agricultural and mining equipment. The markets for small vehicles are typically characterized by relatively high volumes, low power levels, and commodity pricing. We have been supplying wheelchair motors to Invacare Corporation for the last six years and expect to continue to supply field service parts for wheelchairs for the foreseeable future. In addition, we expect to continue to compete selectively in markets where the customer requires advanced technology or superior performance and where acceptable gross profit margins are obtainable. The market for large equipment- tractors, construction, mining and other specialty equipment- possesses many of the same characteristics as the over-the-road truck market described above. It is estimated that approximately 500,000 of these vehicles are sold in the United States each year. Accordingly, we expect these vehicle manufacturers to purchase products with similar specifications as those required in over-the-road trucks from suppliers who have developed technologically advanced electric motors and power electronic energy management controls that can be applied to their vehicles. Although these vehicles are produced in relatively lower volumes, they nevertheless represent a substantial opportunity due to higher power levels, substantial technical complexity and therefore substantially higher product content and dollar value per vehicle.

Other On-road vehicles - There are approximately 55 million passenger vehicles sold worldwide each year. Several automotive manufacturers have recently introduced hybrid electric models including Toyota, Honda and Ford. Many international automobile companies are also developing fuel cell powered vehicles that are essentially all-electric vehicles. In addition to these automakers, a number of small entrepreneurial companies are developing vehicles for the market that are either plug-in hybrids or all-electric vehicles. During the current fiscal year we received a $9.25 million purchase order from one of these entrepreneurial automakers, Phoenix Motorcars, Inc., for electric propulsion systems and DC-to-DC converters for Phoenix's all-electric Sport Utility Truck. This initial order is for the delivery of 500 systems. Deliveries under this order commenced during the fourth fiscal quarter and are expected to continue throughout fiscal 2008. Phoenix has further indicated that they hope to purchase up to an additional 6,000 systems following completion of the initial order to support the expected growth in their vehicle deliveries. We expect to continue to pursue opportunities with international automakers and smaller entrepreneurial automakers to supply our electric propulsion systems and auxiliary motors and electronic products. Other customers include Lippert Components to whom we are supplying a vehicle auxiliary motor for use in one of its products.

Military vehicles - The U.S. military purchases a wide range of ground vehicles each year including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield. The military is particularly interested in the electrification of vehicles because the attributes these vehicles possess offer exceptional potential for the military to achieve its long-term objectives of developing a highly mobile, lethal fighting force. Fuel economy improvements in military vehicles transfer into substantial savings in support infrastructure and transportation costs associated with transporting fuel to the battlefield, which is typically thousands of miles from the United States. For example, if fuel economy improvements of 25 percent are achieved in the average truck, a corresponding amount of fuel does not have to be transported and therefore a corresponding number of airplanes or tankers are not required in the transportation process. Also, the availability of onboard electrical power on vehicles opens up new opportunities for the development of sophisticated surveillance, detection and battlefield monitoring equipment and for laser, microwave and electrical pulse weapon systems. It is estimated that the military purchases approximately 8,000 trucks per year and greater numbers during periods of armed conflict. As is the case with large off-road equipment, these vehicles are produced in relatively lower volumes, operate at higher power levels, have substantial technical complexity and therefore substantially higher product content and dollar value per vehicle.

Distributed power generation - As the price of crude oil and natural gas has continued to rise over the last several years, there has been an increased focus on the development and adoption of clean, renewable energy products including wind turbine power generators, solar panels and stationary fuel cell power generators. In addition, many experts believe that power users will increasingly consider on-site power generation using diesel or natural gas fueled internal combustion engine generators as an alternative to power supplied over the electrical grid. We have developed and expect to continue to develop generators for this market. In addition, we have also developed DC to AC electronic power inverters for use in distributed power generation applications to convert the DC output of these devices to usable AC power for the homeowner or business.

Other markets - We have also developed and expect to continue to develop electric products for the aircraft and aerospace market and the boat and marine market. In the aerospace market, we have developed auxiliary power units for the generation of onboard power and other electric auxiliary systems such as components for aircraft air conditioning systems. We have also developed hybrid propulsion systems for various boat applications. We believe that the fuel efficiency benefits of vehicle electrification can also be realized in the boat and marine markets. Although our focus is primarily on land applications, we will continue to leverage our technology and products in these potentially large niche markets.

Manufacturing strategy - Nearly all existing market applications utilize low cost components, making it difficult for the customer to justify the adoption of more costly and technologically superior components. In order to successfully compete in these cost driven markets, we have adopted a part sourcing and manufacturing strategy designed to provide high quality and low pricing for our customers. In 1998, our manufacturing operations achieved ISO 9002 quality certification, and we have recently adopted the Advanced Product Quality Planning ("APQP") automotive quality procedures.

Our strategy for the near term is to source components with quality suppliers and to perform final assembly, testing, pack-out and shipping from our Frederick, Colorado facility. We have established relationships with many low cost suppliers, including a number of international companies. We also operate a highly automated, flexible, mixed model assembly system which is computer controlled and monitored for quality assurance and consistent performance. Depending on product complexity and mix, we believe we have manufacturing capacity of up to 250,000 units per shift per year. We also own 2.5 acres of land adjacent to our current facility where we can construct an additional 25,000 sq. ft. of manufacturing floor space.

Business Segments

At March 31, 2007, we had two reportable segments. These reportable segments are strategic business units that offer different products and services and are managed separately because of their different business strategies.

Technology Segment

Our technology segment encompasses the operations of our Engineering and Product Development Center which shares a 28,000 square foot facility located in Frederick, Colorado with our motor manufacturing operations which are reported in the power products segment. The Engineering and Product Development Center is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. The technology segment conducts customer funded and internally-funded research and engineering activities directed toward: 1) the development of new motors, generators, and power electronic controllers to meet the requirements of customers' specific product applications; 2) integration of our motors, generators and power electronic controllers into customers' products; and 3) support of our power products segment and the low volume manufacture of motors, generators and power electronic controllers.

Power Products Segment

Our power products segment encompasses the operations of our wholly-owned subsidiary, UQM Power and shares a 28,000 square foot facility located in Frederick, Colorado with the technology segment. UQM Power is an ISO 9002 quality certified manufacturer of motors and electronic products designed by the company.

Electronic Products Segment - Discontinued Operations

In May 2004, we completed the divestiture of the assets of our electronics product segment. This business consisted of the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. The operations of this divested business are reported as discontinued operations in our statements of operations for the fiscal years ended March 31, 2007, 2006 and 2005. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which we hope to market to vehicle original equipment manufacturers and their Tier I suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Honda and Ford. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure you that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Honda, Toyota, Hitachi, Toshiba, Siemens, Delphi, and ENOVA.

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

In 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.   This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. Royalty payments under this agreement for the fiscal years ended March 31, 2007, 2006 and 2005 were $23,848, $19,377 and $20,833, respectively.

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

Trademarks

We have registered the letters "UQM" in the U.S. Patent and Trademark Office. Counterpart applications have been filed in numerous countries throughout the world, most of which have granted registrations or indicated them to be allowable. We own three U.S. Trademark Registrations for "UQM" (International Class 7 for power transducers, Class 12 for utility land vehicles, and Class 16 for publications). The foreign trademark registrations and applications include major markets where we are doing business or establishing business contacts.

We have also registered the trademark "POWERPHASE" which we use in conjunction with certain of our propulsion systems. Corresponding applications for trademark registration were filed in 11 countries. The trademark is registered in the European Community and various other foreign countries.

Backlog

Our technology segment had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $2.7 million and an order backlog for prototype motors and controllers of approximately $1.4 million at April 30, 2007 compared to $2.2 million and $0.1 million, respectively at April 30, 2006. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next twenty months and ship motor and controller backlog products over the next sixteen months.

Our power products segment had an order backlog of approximately $15.1 million at April 30, 2007 compared to $2.1 million at April 30, 2006. Most orders are issued to us as blanket purchase orders subject to the issuance of subsequent non-cancelable release orders which direct the number and timing of actual deliveries. Substantially all of the backlog amounts at March 31, 2007 and 2006 are subject to amendment, modification or cancellation. We expect to ship all backlog products within the next twenty-four months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation, which is a customer of our power products segment, was $830,637, $681,000, and $1,370,792 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, representing 12.5 percent, 15.8 percent and 28.8 percent of consolidated total revenue, respectively. This customer also represented 23.4, nil and 36.5 percent of total accounts receivable at March 31, 2007, 2006 and 2005, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were 11.1 and 10.2 percent of consolidated total inventories at March 31, 2007 and 2006, respectively. Revenue from Lippert Components, Inc., which is also a customer of our power products segment, was $1,059,930, $64,263 and zero for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, representing 15.9 percent, 1.5 percent and nil of consolidated total revenue, respectively. This customer also represented 6.9, 12.9 and nil percent of total accounts receivable at March 31, 2007, 2006 and 2005, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Lippert Components, Inc. were 21.9 and 3.4 percent of consolidated total inventories at March 31, 2007 and 2006, respectively.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnet material and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $2,313,856 or approximately 34.8 percent of our consolidated total revenue, for the year ended March 31, 2007, $1,847,300, or approximately 42.7 percent of our consolidated total revenue, for the year ended March 31, 2006 and $1,271,781, or approximately 26.7 percent of consolidated total revenue, for the year ended March 31, 2005. Accounts receivable from government-funded contracts represented 32 percent and 50 percent of total accounts receivable as of March 31, 2007 and 2006, respectively.

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

Employee and Labor Relations

As of April 30, 2007, we had 53 full-time employees. We have entered into employment contracts with two of our executive officers. One of these contracts expires on December 31, 2007 and the other expires on December 31, 2010. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

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

Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:
	Fiscal Year Ended March 31,
	2007	2006	2005

Net loss	$ 3,431,357	$ 2,784,970	$ 1,868,896

We have had accumulated deficits as follows:

March 31, 2007	$ 60,437,115

March 31, 2006	$ 56,796,847

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the fiscal year ended March 31, 2007 was $3,431,357 versus a net loss last fiscal year of $2,784,970. At March 31, 2007, our cash and short-term investments totaled $7,934,005. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for electric and hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

Some of our contracts can be cancelled with little or no notice and could restrict our ability to commercialize our technology.

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

Some of our orders for the future delivery of products are placed under blanket purchase orders which are cancelable by our customers at any time prior to the issuance of non-cancelable product release orders which specify product delivery dates and quantities to be delivered.

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

We believe our proprietary systems are suited for a wide range of electric and vehicle electrification applications. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and related future products. We cannot be certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will achieve market acceptance.

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

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2007 is set forth in the table below:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American, Chicago and Pacific Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2007	High	Low
Fourth Quarter	$4.68	$2.70
Third Quarter	$3.10	$2.50
Second Quarter	$3.45	$2.19
First Quarter	$6.46	$2.62

2006	High	Low
Fourth Quarter	$4.49	$3.66
Third Quarter	$4.07	$3.32
Second Quarter	$4.75	$3.08
First Quarter	$4.08	$2.80

On May 15, 2007 the closing price of our common stock, as reported on the American Stock Exchange, was $4.17 per share and there were 770 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	UQM Technologies, Inc.
	Consolidated Selected Financial Data

	Year Ended March 31,
	2007	2006	2005	2004	2003

Contract services revenue	$ 2,907,536	2,502,098	2,281,427	2,747,833	2,985,639
Product sales	$ 3,745,658	1,820,468	2,481,864	2,293,071	4,566,721
Loss from continuing operations
before other income (expense)	$ (3,800,722)	(3,039,659)	(1,837,480)	(1,426,059)	(1,235,780)
Loss from continuing operations	$ (3,402,566)	(2,757,386)	(1,814,695)	(1,422,315)	(933,507)
Discontinued operations	$ (28,791)	(27,584)	(54,201)	(3,364,638)	(2,665,143)

Net loss	$ (3,431,357)	(2,784,970)	(1,868,896)	(4,786,953)	(3,598,650)

Net loss per common share -
basic and diluted:
Continuing operations	$ (0.14)	(0.11)	(0.09)	(0.07)	(0.05)
Discontinued operations	-	-	-	(0.18)	(0.14)
	$ (0.14)	(0.11)	(0.09)	(0.25)	(0.19)

Total assets	$ 14,012,607	14,796,088	13,159,640	8,721,258	11,492,562

Long-term obligations (1)	$ 1,167,224	924,559	946,170	1,072,034	1,189,262

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations, but excludes obligations of discontinued operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the development of markets for our products, the adequacy of our cash balances and liquidity to meet future operating needs, and our ability to issue equity or debt securities. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. During the fiscal year ended March 31, 2007 we received several significant production orders including a $3.0 million add-on order for vehicle auxiliary motors, a $1.9 million order for DC-to-DC converters for heavy duty hybrid electric trucks and a $9.25 million order for electric propulsion systems and DC-to-DC converters for an all-electric pickup truck built by Phoenix Motorcars, Inc. Primarily as a result of these orders, our UQM Power Products, Inc. higher volume production backlog was $15.1 million and our total company backlog grew to $19.2 million as of March 31, 2007. Revenue from funded engineering activities for the fiscal year ended March 31, 2007 rose to $2.9 million versus $2.5 million last fiscal year and $2.3 million for the fiscal year ended March 31, 2005. Product sales revenue for the fiscal year ended March 31, 2007 rose to $3.7 million versus $1.8 million and $2.5 million for the fiscal years ended March 31, 2006 and 2005, respectively, primarily as a result of shipments against these orders. We expect to ship a substantial portion of our backlog during fiscal 2008. Consequently, we expect revenue to increase significantly and gross profit margins on product sales to improve due to improved overhead absorption across all production products. The anticipated reduction in operating losses from these factors will be partially offset by larger production engineering costs associated with the production launch for Phoenix Motorcars, Inc. Nevertheless, operating losses for the fiscal year are expected to be below those for the current fiscal year. As a result of this expected growth, we believe our working capital requirements will expand substantially, consuming a significant portion of our available cash resources at March 31, 2007.

Although we allocated greater engineering resources to internally funded research and development and production engineering activities, our revenue from funded engineering activities increased by approximately 16 percent to $2.9 million this fiscal year versus last fiscal year due principally to improved productivity and a strong order backlog. Expenditures on production engineering activities for the fiscal year rose to $1.3 million, versus $0.8 million and $0.2 million, in each of the preceding two fiscal years due to engineering requirements associated with the production orders noted above

Loss from continuing operations for the current fiscal year rose to $3.4 million or $0.14 per common share versus $2.8 million, or $0.11 per common share and $1.8 million, or $0.09 per common share for the fiscal years ended March 31, 2006 and 2005, respectively. The increase in losses versus last fiscal year is primarily attributable to our growing investment in production engineering activities, research and development activities, higher levels of selling, general and administrative expense, and expenses related to the implementation of new stock option accounting rules which added $957,756 to fiscal 2007 losses. The increase in losses versus the fiscal year ended March 31, 2005, is generally attributable to lower gross profit margins and increased investments in production engineering activities.

In May 2004, we divested a contract electronics manufacturing business. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed nil per common share to our consolidated net loss for the fiscal years ended March 31, 2007, 2006 and 2005.

We believe our existing cash and short-term investments, which amounted to approximately $7.9 million at fiscal year end, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2008, however, if our growth continues to accelerate beyond fiscal 2008 we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2007 were $7,934,005 and working capital (the excess of current assets over current liabilities) was $8,909,577 compared with $10,086,200 and $10,415,409, respectively, at March 31, 2006. The decrease in cash and short-term investments and working capital is primarily attributable to higher operating losses, higher levels of accounts receivable, inventories, prepaid and other current assets, investments in property and equipment, and cash used in discontinued operations.

Accounts receivable increased $922,277 to $1,434,686 at March 31, 2007 from $512,409 at March 31, 2006. The increase is primarily attributable to higher contract service billings, product shipments and a slower payment profile by one customer during the fourth quarter of fiscal 2007. During the fiscal year ended March 31, 2006 a customer with an outstanding account receivable balance filed for bankruptcy protection resulting in a charge to bad debt expense of $63,000. Despite the occurrence of this event, substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at March 31, 2007 and similarly, no allowance for bad debts was deemed necessary at March 31, 2006.

Costs and estimated earnings on uncompleted contracts decreased $262,131 to $187,913 at March 31, 2007 versus $450,044 at March 31, 2006. The decrease is due to more favorable billing terms on contracts in process at March 31, 2007 versus March 31, 2006. Estimated earnings on contracts in process decreased to $155,436 or 7.5 percent of contracts in process of $2,071,818 at March 31, 2007 compared to estimated earnings on contracts in process of $221,382 or 8.2 percent of contracts in process of $2,695,407 at March 31, 2006. The decrease in estimated margins on contracts in process is attributable to higher overhead rates on engineering projects this fiscal year versus last fiscal year.

Inventories increased $432,400 to $899,885 at March 31, 2007 principally due to higher levels of scheduled product shipments and higher levels of raw material inventories associated with the sourcing of parts internationally. Raw materials, work-in-process and finished goods inventories increased $275,809, $62,365 and $94,226, respectively, reflecting higher levels of scheduled product shipments.

Prepaid expenses and other current assets increased to $279,343 at March 31, 2007 from $118,439 at March 31, 2006 primarily due to higher levels of prepayments on capital equipment at the end of the current fiscal year versus the prior fiscal year end.

We invested $397,008 for the acquisition of property and equipment during the fiscal year compared to $420,990 last fiscal year. The decrease in capital expenditures is primarily due to reduced purchases of warehousing equipment, this fiscal year versus last fiscal year.

Patent and trademark costs decreased $70,079 to $482,303 at March 31, 2007 versus $552,382 at March 31, 2006 due to systematic amortization of patent issuance costs.

Other assets increased to $55,650 at March 31, 2007 from $5,053 at March 31, 2006 due to the addition of a long-term investment during fiscal 2007.

Accounts payable increased $448,503 to $982,931 at March 31, 2007 from $534,428 at March 31, 2006, primarily due increased purchases of raw materials associated with higher product shipments during the fiscal year.

Other current liabilities increased $35,855 to $344,952 at March 31, 2007 from $309,097 at March 31, 2006. The increase is primarily attributable to higher levels of customer deposits and accrued warranty claims.

Short-term deferred compensation under executive employment agreements increased to $149,325 at March 31, 2007 versus zero at March 31, 2006 reflecting potential payouts to Mr. Rankin under his employment agreement that are potentially payable within one year should he elect to retire.

Liabilities and commitments of discontinued operations were $13,847 at March 31, 2007 compared to $62,004 at March 31, 2006. The decrease is attributable to payments during the fiscal year on the master lease for the facility previously occupied by our discontinued contract electronics business. See also Results of Discontinued Operations below and note 11 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $90,911 to $312,537 at March 31, 2007 from $221,626 at March 31, 2006 reflecting increased levels of billings on engineering contracts in process at the end of the fiscal year ended March 31, 2007 in advance of the performance of the associated work versus the prior fiscal year.

Long-term debt, less current portion decreased $98,760 to $522,925 at March 31, 2007 from $621,685 at March 31, 2006 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased to $396,214 from 210,861 at March 31, 2007 reflecting additional accruals throughout the fiscal year and the effect of adopting Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). See also note 1(p) to the consolidated financial statements below.

Common stock and additional paid-in capital increased to $251,769 and $71,376,462, respectively, at March 31, 2007 compared to $247,760 and $69,293,461 at March 31, 2006. The increases were primarily attributable to the exercise of common stock options and warrants and the recording of non-cash share based payments under Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment ("SFAS 123(R)"). See also note 2 to the consolidated financial statements below.

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2007, resulted in a loss of $3,402,566, or $0.14 per common share, compared to a loss from continuing operations of $2,757,386, or $0.11 per common share, and $1,814,695, or $0.09 per common share, for the fiscal years ended March 31, 2006 and 2005, respectively. The increase in the current year loss from continuing operations is primarily attributable to the inclusion of stock option expense, higher expenditures for internally-funded research and development, production engineering activities, and selling, general and administrative expenses. Stock option expense for the fiscal year ended March 31, 2007 required by the adoption of SFAS 123R during the fiscal year is as follows:
Cost of contract services	$ 154,828
Cost of product sales	48,606
Research and development	22,612
Production engineering	113,013
Selling, general and administrative	618,697

$ 957,756

No stock option expense was recorded in our consolidated statements of operations for the fiscal years ended March 31, 2006 and 2005, respectively.

Revenue from contract services increased $405,438, or 16.2 percent, to $2,907,536 for the fiscal year ended March 31, 2007 versus $2,502,098 for the fiscal year ended March 31, 2006. The increase is attributable to higher levels of material and subcontract revenue this fiscal year versus the last fiscal year. Revenue from contract services increased 9.7 percent to $2,502,098 for the fiscal year ended March 31, 2006 compared to $2,281,427 for the fiscal year ended March 31, 2005. The increase was primarily attributable to higher staff utilization during fiscal 2006 versus fiscal 2005.

Product sales this fiscal year more than doubled to $3,745,658 compared to $1,820,468 for the fiscal year ended March 31, 2006. Product sales for the fiscal year ended March 31, 2006 decreased 26.6 percent to $1,820,468 compared to $2,481,864 for the year ended March 31, 2005. Power products segment revenue for the year ended March 31, 2007 more than tripled to $2,626,939 versus $862,666 for fiscal year ended March 31, 2006 due to increased production levels for auxiliary motors and the launch of production of DC-to-DC converters for hybrid electric trucks. Power products segment revenue for the year ended March 31, 2006 decreased $811,511, or 48.5 percent, to $862,666 compared to $1,674,177 for fiscal year ended March 31, 2005 due to decreased shipments of wheelchair propulsion motors. Technology segment product revenue for the fiscal year ended March 31, 2007 increased $160,917, or 16.8 percent, to $1,118,719 compared to $957,802 for fiscal year ended March 31, 2006 due to increased shipments of low volume generators and controllers to the Denver Regional Transportation District for use in their hybrid electric shuttle buses. Technology segment product revenue for the fiscal year ended March 31, 2006 increased to $957,802 compared to $807,687 for fiscal year ended March 31, 2005 due to increased shipments of prototype controllers.

Gross profit margins for the fiscal year increased to 10.0 percent compared to 4.2 for the fiscal year ended March 31, 2006. Gross profit margins for the fiscal year ended March 31, 2006 decreased to 4.2 percent versus 5.7 percent for the fiscal year ended March 31, 2005. Gross profit on contract services increased to 8.3 percent this fiscal year compared to 1.2 percent for the fiscal year ended March 31, 2006 due to fewer cost overruns on programs during the current fiscal year. Gross profit on contract services for the fiscal year ended March 31, 2006 increased to 1.2 percent from negative 9.4 percent for the fiscal year ended March 31, 2005 due to decreased levels of cost overruns on programs during fiscal 2006. Gross profit margin on product sales this fiscal year increased to 11.3 percent compared to 8.2 percent for fiscal 2006. The increased is primarily due to improved overhead absorption during the current fiscal year. Gross profit margin on product sales for the fiscal year ended March 31, 2006 decreased to 8.2 percent compared to 19.6 percent for the fiscal year ended March 31, 2005 due to decreased overhead absorption.

Research and development expenditures for the fiscal year ended March 31, 2007 increased to $321,160 compared to $241,563 and $171,918 for the fiscal years ended March 31, 2005 and 2004, respectively. The increase in research and development expenditures for the fiscal year ended March 31, 2007 compared to the prior fiscal year was primarily due to expenditures to enhance the capability and function of the embedded microprocessor that manages the operation of our motor controllers and additional compensation expense arising from the expensing of stock options. The increase in research and development expenditures for fiscal 2006 versus fiscal 2005 is primarily attributable to higher levels of work applied to cost-share type contracts and internally funded programs

Production engineering costs were $1,286,761 for the fiscal year ended March 31, 2007 versus $783,579 and $211,933 for the prior two fiscal years. The increase for the fiscal year ended March 31, 2007 versus fiscal 2006 is primarily attributable to the debugging and activation of our semi-automated motor production cell, production engineering activities related to the launch of high volume production for the Phoenix Motorcars propulsion system and additional compensation expense arising from the expensing of stock options. The increase for fiscal 2006 versus fiscal 2005 is attributable to salary and overhead costs for newly hired manufacturing management, engineering and staff personnel.

Selling, general and administrative expense this fiscal year was $2,855,213 compared to $2,191,289 and $1,686,409 for the fiscal years ended March 31, 2006 and 2005, respectively. The increase for this fiscal year versus last fiscal year is primarily attributable to deferred compensation expense associated with executive employment agreements, higher levels of selling expenses, and additional compensation expense arising from the expensing of stock options. The increase for fiscal 2006 versus fiscal 2005 is generally attributable to deferred compensation expense associated with executive employment agreements, higher levels of audit expenses associated with the implementation of the Sarbanes-Oxley Act, higher selling expenses and the write-down of a receivable from a customer who filed for bankruptcy protection.

Impairment of long-lived assets for the fiscal year ended March 31, 2007 of $889 is primarily attributable to the impairment of obsolete equipment. The impairment of long-lived assets for the fiscal years ended March 31, 2006 and March 31, 2005 were $2,963 and $39,748, respectively, and are attributable to the write-down of costs associated with abandoned patent applications.

Interest income rose to $445,578 for the current fiscal year compared to $344,751 and $97,188 for the fiscal years ended March 31, 2006 and 2005, respectively. The increase for fiscal 2007 versus fiscal 2006 is attributable to higher returns on invested cash balances. The increase for fiscal 2006 versus fiscal 2005 is attributable to higher levels of invested cash and higher yields on invested balances during the fiscal year versus the prior fiscal year.

Interest expense decreased to $47,422 for the year ended March 31, 2007 compared to $63,003 and $74,005 for the fiscal years ended March 31, 2006 and 2005, respectively. The decrease is due to lower average mortgage borrowings outstanding throughout the fiscal year as compared to the prior fiscal year.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser's financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985, which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. During the year ended March 31, 2006, we wrote-off uncollectible past due rent receivables from the sublessee in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease at that time by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business at a price which rendered our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease. At this time we believe our currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

The operating results of this business for the year ended March 31, 2007, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from discontinued operations for the fiscal year ended March 31, 2007 was $28,791, or nil per common share compared to a loss from discontinued operations of $27,584, or nil per common share, and $54,201, or nil per common share, for the fiscal years ended March 31, 2006 and 2005, respectively. The current year loss represents rent expense in excess of sublease rent income on the Missouri manufacturing facility previously occupied by the discontinued business. See also Note 11 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2007 were adequate to meet operating needs. At March 31, 2007, we had working capital (the excess of current assets over current liabilities) of $8,909,577 compared to $10,415,409 at March 31, 2006.

For the year ended March 31, 2007, net cash used in operating activities of continuing operations was $2,579,911 compared to net cash used in operating activities of continuing operations of $1,597,381 and $2,069,550 for the years ended March 31, 2006 and 2005, respectively. The increase in cash used for the year ended March 31, 2007 is primarily attributable to higher operating losses, higher levels of accounts receivables and inventories offset by noncash charges for depreciation and amortization and equity-based compensation and higher levels of accounts payable and other current liabilities and deferred compensation. The decrease in cash used in operating activities for the year ended March 31, 2006 versus cash used in operating activities for year ended March 31, 2005 was primarily due to lower levels of accounts receivable and inventories offset by higher operating losses, and lower levels of accounts payable.

Net cash used in investing activities of continuing operations for the fiscal year ended March 31, 2007 was $428,914 compared to $4,246,130 for the previous fiscal year and $2,407,507 for fiscal 2005. The change this fiscal year versus last fiscal year was primarily due to expenditures for equipment used in our production operations. Net cash used in investing activities of continuing operations for fiscal 2006 increased to $4,246,130 versus $2,407,507 for fiscal 2005 primarily due to cash used for the purchase of short-term investment securities of $3,788,800, and investments in property and equipment of $420,990.

Net cash provided by financing activities of continuing operations was $1,037,241 for the fiscal year ended March 31, 2007 versus $4,309,003 for the preceding fiscal year. The decrease is attributable to the effect of a follow-on offering of $3.9 million in fiscal 2006 offset by increased cash proceeds from the exercise of stock options and warrants in fiscal 2007. The decrease in fiscal 2006 versus fiscal 2005 is attributable to reduced cash proceeds from the sale of common stock in fiscal 2006.

We expect our working capital requirements to increase substantially during fiscal 2008 due to expected rapid growth in our total revenue. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; our planned working capital requirements may consume a substantial portion of our cash reserves at March 31, 2007. We have begun, and expect to continue, to make substantial investments from our available cash resources in human resources, manufacturing facilities and equipment, production and application engineering, to launch production for Phoenix Motorcars. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond next fiscal year. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2007:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 621,685	98,760	522,925	-	-
Purchase obligations	2,710,420	2,710,420	-	-	-
Executive employment agreements (1)	1,996,871	410,559	821,117	366,611	398,584
Total	$ 5,328,976	3,219,739	1,344,042	366,611	398,584

(1) Includes future salary payments, potential retirement pay, and severance pay obligations of which $545,539 has been recorded as       deferred compensation under executive employment agreements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, and recoverability of inventories. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. During fiscal 2006 a large, well established customer filed for bankruptcy protection. As a result we charged-off $63,000 owed to us by the customer as a bad debt expense. Because substantially all of our customers are large well-established companies with excellent credit worthiness and our view that the bad debt expense associated with our customer's bankruptcy filing is an isolated, customer specific event, we have not established a reserve at March 31, 2007 and 2006 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2007 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for us during the fiscal year beginning April 1, 2007. We do not expect the implementation of FIN No. 48 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us during the fiscal year beginning April 1, 2008. We have not yet determined the impact of adopting this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158").  SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year which the changes occur. These provisions of SFAS No. 158 are effective for our fiscal year ending March 31, 2007. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending March 31, 2009. The provisions that were effective for this fiscal year did not have a material effect on our financial statements and the provisions effective for our fiscal year ending March 31, 2009 are not expected to have a material effect on our financial statements..

In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron-curtain" method. The "roll-over" method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may or may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The "iron curtain" method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 provides that prior year uncorrected immaterial misstatements be evaluated under both the "roll-over" and "iron-curtain" approaches. In the event a misstatement is deemed material to the current period financial statements and the related financial statement disclosures under either approach, SAB 108 requires that the misstatement be corrected by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by correcting it in the current period financial statements by presenting the cumulative effect of the prior period errors as an adjustment to the beginning balance of accumulated deficit and the related assets or liabilities for the current fiscal year. We adopted SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2007. As a result, we recorded a cumulative effect charge to the beginning balance of accumulated deficit as of April 1, 2006 of $208,911 and a corresponding increase to the liability for long-term deferred compensation under executive employment agreements.

In February, 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting this standard.
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

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado corporation) and subsidiaries (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during the year ended March 31, 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment using the modified prospective method and also as discussed in Note 1, the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UQM Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated May 10, 2007 expressed an unqualified opinion on both management's assessment of the effectiveness of UQM Technologies, Inc. and subsidiaries' internal control over financial reporting and on the effectiveness of UQM Technologies, Inc. and subsidiaries' internal control over financial reporting.

/s/ GRANT THORNTON LLP

May 10, 2007

Denver, Colorado

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of UQM Technologies, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A, that UQM Technologies, Inc. (a Colorado corporation) and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). UQM Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that UQM Technologies Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also in our opinion, UQM Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007 and our report dated May 10, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Grant Thornton LLP

Denver, Colorado

May 10, 2007

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	March 31, 2007	March 31, 2006
Assets

Current assets:
Cash and cash equivalents	$ 1,952,177	4,076,806
Short-term investments	5,981,828	6,009,394
Accounts receivable	1,434,686	512,409
Accounts receivable from discontinued operations	76,097	-
Costs and estimated earnings in excess of billings on
uncompleted contracts	187,913	450,044
Inventories	899,885	467,485
Prepaid expenses and other current assets	279,343	118,439

Total current assets	10,811,929	11,634,577

Property and equipment, at cost:
Land	181,580	181,580
Building	2,306,154	2,297,467
Machinery and equipment	3,152,296	2,808,324
	5,640,030	5,287,371
Less accumulated depreciation	(2,977,305)	(2,683,295)

Net property and equipment	2,662,725	2,604,076

Patent and trademark costs, net of accumulated amortization
of $622,320 and $545,468	482,303	552,382

Other assets	55,650	5,053

Total assets	$ 14,012,607	14,796,088

		(Continued)

See accompanying notes to consolidated financial statements.

	March 31, 2007	March 31, 2006
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 982,931	534,428
Other current liabilities	344,952	309,097
Current portion of long-term debt	98,760	92,013
Short-term deferred compensation under executive employment
agreements	149,325	-
Liabilities and commitments of discontinued operations	13,847	62,004
Billings in excess of costs and estimated earnings on
uncompleted contracts	312,537	221,626

Total current liabilities	1,902,352	1,219,168

Long-term debt, less current portion	522,925	621,685
Long-term deferred compensation under executive employment agreements	396,214	210,861
	919,139	832,546

Total liabilities	2,821,491	2,051,714

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 25,176,889 and 24,776,042 shares
issued and outstanding	251,769	247,760
Additional paid-in capital	71,376,462	69,293,461
Accumulated deficit	(60,437,115)	(56,796,847)

Total stockholders' equity	11,191,116	12,744,374

Total liabilities and stockholders' equity	$ 14,012,607	14,796,088

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
Revenue:
Contract services	$ 2,907,536	2,502,098	2,281,427
Product sales	3,745,658	1,820,468	2,481,864
	6,653,194	4,322,566	4,763,291
Operating costs and expenses:
Costs of contract services	2,666,316	2,471,625	2,496,223
Costs of product sales	3,323,577	1,671,206	1,994,540
Research and development	321,160	241,563	171,918
Production engineering	1,286,761	783,579	211,933
Selling, general and administrative	2,855,213	2,191,289	1,686,409
Impairment of long-lived assets	889	2,963	39,748
	10,453,916	7,362,225	6,600,771

Loss from continuing operations before other
income (expense)	(3,800,722)	(3,039,659)	(1,837,480)

Other income (expense):
Interest income	445,578	344,751	97,188
Interest expense	(47,422)	(63,003)	(74,005)
Other	-	525	(398)
	398,156	282,273	22,785

Loss from continuing operations	(3,402,566)	(2,757,386)	(1,814,695)

Discontinued operations - loss from operations of
discontinued electronic products segment	(28,791)	(27,584)	(54,201)

Net loss	$ (3,431,357)	(2,784,970)	(1,868,896)

Net loss per common share-basic and diluted:
Continuing operations	$(0.14)	(0.11)	(0.09)
Discontinued operations	-	-	-
	$(0.14)	(0.11)	(0.09)

Weighted average number of shares of common
stock outstanding - basic and diluted	25,116,354	24,283,523	21,024,757

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
	Number of				Note
	common		Additional		receivable	Total
	shares	Common	paid-in	Accumulated	from	stockholders'
	issued	stock	capital	deficit	officer	equity
Balances at March 31, 2004	19,572,625	$ 195,726	58,025,631	(52,142,981)	(15,818)	6,062,558

Issuance of common stock in follow-on
offering, net of offering costs	3,600,000	36,000	6,731,465	-	-	6,767,465
Issuance of common stock under
employee stock purchase plan	2,940	29	6,789	-	-	6,818
Issuance of common stock upon
exercise of employee options	1,568	16	4,090	-	-	4,106
Net loss	-	-	-	(1,868,896)	-	(1,868,896)

Repayment of officer note	-	-	-	-	15,818	15,818

Balances at March 31, 2005	23,177,133	231,771	64,767,975	(54,011,877)	-	10,987,869
869
Issuance of common stock in follow-on
offering, net of offering costs	1,365,188	13,652	3,872,206	-	-	3,885,858
Issuance of common stock under
employee stock purchase plan	3,961	40	10,688	-	-	10,728
Issuance of common stock upon
exercise of employee options	120,839	1,208	362,665	-	-	363,873
Issuance of common stock upon
exercise of warrants	108,921	1,089	279,927	-	-	281,016
Net loss	-	-	-	(2,784,970)	-	(2,784,970)

Balances at March 31, 2006	24,776,042	247,760	69,293,461	(56,796,847)	-	12,744,374

Issuance of common stock under
employee stock purchase plan	7,095	71	17,695	-	-	17,766
Issuance of common stock upon
exercise of employee options	215,440	2,154	681,539	-	-	683,693
Issuance of common stock upon
exercise of warrants	165,812	1,659	426,136	-	-	427,795
Issuance of common stock to
directors	12,500	125	39,875	-	-	40,000
Compensation expense from
employee and director stock
option and common stock grants	-	-	917,756	-	-	917,756
Cumulative effect of adoption of
SAB 108	-	-	-	(208,911)	-	(208,911)

Net loss	-	-	-	(3,431,357)	-	(3,431,357)

Balances at March 31, 2007	25,176,889	$ 251,769	71,376,462	(60,437,115)	-	11,191,116

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
Cash flows from operating activities of continuing operations:
Net loss	$(3,431,357)	(2,784,970)	(1,868,896)
Loss from discontinued operations	28,791	27,584	54,201
Loss from continuing operations	(3,402,566)	(2,757,386)	(1,814,695)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities
of continuing operations:
Depreciation and amortization	414,322	364,068	355,417
Loss on disposal of property and equipment	-	-	398
Impairment of long-lived assets	889	2,963	39,748
Non-cash compensation expense for common stock
issued for services	957,756	-	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(660,146)	363,981	(568,413)
Inventories	(432,400)	180,688	(219,735)
Prepaid expenses and other current assets	(160,904)	(9,241)	(36,549)
Other assets	2,102	(4,203)	-
Accounts payable and other current liabilities	484,358	(104,228)	297,021
Billings in excess of costs and estimated
earnings on uncompleted contracts	90,911	155,116	(122,742)
Deferred compensation under
executive employment agreements	125,767	210,861	-
Net cash used in operating activities	(2,579,911)	(1,597,381)	(2,069,550)

Cash flows from investing activities of continuing operations:
Maturity (purchases) of short-term investments	27,566	(3,788,800)	(2,173,475)
Increase in other long-term assets	(52,699)	-	-
Acquisition of property and equipment	(397,008)	(420,990)	(194,069)
Increase in patent and trademark costs	(6,773)	(36,340)	(50,238)
Proceeds from sale of property and equipment	-	-	10,275
Net cash used in investing activities	$ (428,914)	(4,246,130)	(2,407,507)

See accompanying notes to consolidated financial statements.

		(Continued)
	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005
Cash flows from financing activities of continuing operations:
Proceeds from borrowings	$ -	-	143,962
Repayment of debt	(92,013)	(232,472)	(269,826)
Issuance of common stock in follow-on offering,
net of offering costs	-	3,885,858	6,767,465
Issuance of common stock upon exercise of
employee options	683,693	363,873	4,106
Issuance of common stock upon exercise of warrants	427,795	281,016	-
Issuance of common stock under employee
stock purchase plan	17,766	10,728	6,818
Repayment of note receivable from officer	-	-	15,818
Net cash provided by financing activities	1,037,241	4,309,003	6,668,343

Net cash provided by (used in) continuing operations	(1,971,584)	(1,534,508)	2,191,286

Discontinued operations:
Net cash used in operating activities	(153,045)	(176,918)	(257,602)
Net cash provided by (used in) investing activities	-	-	895,000
Net cash provided by (used in)
discontinued operations	(153,045)	(176,918)	637,398

Increase (decrease) in cash and cash equivalents	(2,124,629)	(1,711,426)	2,828,684

Cash and cash equivalents at beginning of year	4,076,806	5,788,232	2,959,548

Cash and cash equivalents at end of year	$ 1,952,177	4,076,806	5,788,232

Supplemental Cash Flow Information:
Interest paid in cash during the year	$ 47,726	64,143	74,483

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

(a)  Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiary UQM Power Products, Inc. are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Frederick, Colorado. We were engaged in the manufacture and sale of electronic printed circuit board assemblies, wire harness assemblies and other electronic products prior to the operations being discontinued in the fiscal year ended March 31, 2004 (see note 11). Our revenue is derived primarily from product sales to customers in the automotive, agriculture, industrial, medical and aerospace markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability together with our partners, to commercialize our products and technology.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and those of all majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Cash and Cash Equivalents and Short-term Investments

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. Investments with original maturities of greater than three months and less than one year from the balance sheet date are classified as short-term.

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

The amortized cost and unrealized gain or loss of our short-term investments were:
	March 31, 2007		March 31, 2006
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
U.S. government and government agency securities	$ 3,391,728	(43,456)	4,922,150	(47,591)
Commercial paper, corporate and foreign bonds	2,320,479	(41,545)	650,950	(7,941)
Certificates of deposit	269,621	-	436,294	(932)
	$ 5,981,828	(85,001)	6,009,394	(56,464)

The time to maturity of held-to-maturity securities were:

	March 31,
	2007	2006
Three to six months	$ 627,829	651,879
Six months to one year	5,353,999	5,357,515
	$ 5,981,828	6,009,394

(e)  Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2007 and 2006, no allowance for uncollectible accounts receivable was deemed necessary.

(f)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on our assessment of recoverability of slow moving or obsolete inventory items. We did not have any reserves recorded as of March 31, 2007 and 2006.

(g)  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005 was $337,470, $268,613 and $265,672, respectively.

(h)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

( i)  Impairment of Long-Lived Assets

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

( j)  Revenue and Cost Recognition

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

( l)  Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

(m)  Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2007, 2006 and 2005, respectively, issued but not yet earned common shares of 136,035, zero, and zero were being held in safekeeping by the Company. For the fiscal years 2007, 2006, and 2005 9,767, zero, and zero shares were potentially included in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At March 31, 2007, 2006 and 2005, options to purchase 2,771,914, 3,065,610 and 2,942,039 shares of common stock, respectively, and warrants to purchase 157,267, 439,088 and 548,009 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2007, 2006 and 2005, respectively, options and warrants for 1,582,262, 1,791,858 and 1,896,335 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 381,096 shares, 496,815 shares and 104,230 shares of common stock for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(n)  Use of Estimates

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

During the year ended March 31, 2007, the Company has separately disclosed the operation and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. There were no financing portions of cash flows attributable to discontinued operations in any of the reported years.

(p)  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for us during the fiscal year beginning April 1, 2007. We do not expect the implementation of FIN No. 48 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us during the fiscal year beginning April 1, 2008. We have not yet determined the impact of adopting this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year which the changes occur. These provisions of SFAS No. 158 are effective for our fiscal year ending March 31, 2007. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending March 31, 2009. The provisions that were effective for this fiscal year did not have a material effect on our financial statements and the provisions effective for our fiscal year ending March 31, 2009 are not expected to have a material effect on our financial statements.

In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron-curtain" method. The "roll-over" method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may or may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The "iron curtain" method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 provides that prior year uncorrected immaterial misstatements be evaluated under both the "roll-over" and "iron-curtain" approaches. In the event a misstatement is deemed material to the current period financial statements and the related financial statement disclosures under either approach, SAB 108 requires that the misstatement be corrected by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by correcting it in the current period financial statements by presenting the cumulative effect of the prior period errors as an adjustment to the beginning balance of accumulated deficit and the related assets or liabilities for the current fiscal year. We adopted SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2007. As a result, we recorded a cumulative effect charge to the beginning balance of accumulated deficit as of April 1, 2006 of $208,911 and a corresponding increase to the liability for long-term deferred compensation under executive employment agreements.

In February, 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting this standard.

(2)   Stock Based Compensation

Stock Option Plans

As of March 31, 2007 we had 1,288,661 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2007, we had 375,221 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of March 31, 2007 we had 104,901 shares of common stock available for issuance under the Stock Purchase Plan. During the year ended March 31, 2007, 5,212 shares of common stock with a fair value of $2,971 were issued under the Stock Purchase Plan.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of March 31, 2007 there were 406,409 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 149,735 shares granted under the Stock Plan with a fair value of $479,152 during the year ended March 31, 2007, of which 12,500 shares vested immediately, 70,125 shares were deemed to vest over a six month period, and 67,110 shares vest over a three year period.

Effective April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires share-based awards such as stock options and restricted stock to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the estimated fair value of the award. We previously accounted for awards granted under our equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No.25"), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no share-based compensation arising from the issuance of stock options to employees and directors was recognized in the financial statements prior to April 1, 2006.

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

Total share-based compensation expense for the quarter and year ended March 31, 2007 was $198,699 and $957,756, respectively. The following table shows the classification of these expenses:
	Quarter Ended	Year Ended
	March 31, 2007	March 31, 2007
Cost of contract services	$ 45,445	154,828
Cost of product sales	13,826	48,606
Research and development	2,553	22,612
Production engineering	28,676	113,013
Selling, general and administrative	108,199	618,697

	$ 198,699	957,756

Share-based compensation capitalized in inventories was insignificant as of March 31, 2007.

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter and year ended March 31, 2007 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of March 31, 2007 and changes during the year ended March 31, 2007 is presented below:
		Weighted-Average Grant
	Shares Under Option	Date Fair Value
Non-vested at March 31, 2006	926,197	$ 1.61
Granted	-	$ -
Vested	(10,000)	$ 2.10
Forfeited	(14,481)	$ 1.17
Non-vested at June 30, 2006	901,716	$ 1.61
Granted	119,605	$ 1.53
Vested	-	$ -
Forfeited	(48,276)	$ 1.59
Non-vested at September 30, 2006	973,045	$ 1.60
Granted	-	$ -
Vested	(252,117)	$ 1.63
Forfeited	-	$ -
Non-vested at December 31, 2006	720,928	$ 1.60
Granted	5,000	$ 2.69
Vested	(165,520)	$ 1.23
Forfeited	(5,468)	$ 1.78
Non-vested at March 31, 2007	554,940	$ 1.71

As of March 31, 2007, there was $583,342 of total unrecognized compensation costs related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 14 months. The total fair value of stock options that vested during the quarter and year ended March 31, 2007 was $203,996, and $635,894, respectively.

There were no non-vested shares outstanding under the Stock Bonus Plan as of March 31, 2006. A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2007 and changes during the quarter and year ended March 31, 2007 is presented below:

		Weighted-Average Grant
	Shares Under Contract	Date Fair Value
Non-Vested at June 30, 2006	-	$ -
Granted	149,735
$ 3.20

Vested	(12,500)
$ 3.20

Forfeited	(1,200)
$ 3.20

Non-Vested at September 30, 2006	136,035
$ 3.20

Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Non-Vested at December 31, 2006	136,035
$ 3.20

Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Non-Vested at March 31, 2007	136,035
$ 3.20

As of March 31, 2007 there was $145,383 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 12 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and year ended March 31, 2007 was $0 and $40,000, respectively.

Pro forma information required under SFAS No. 123 for the years ended March 31, 2006 and 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans, was as follows:

	Year Ended	Year Ended
	March 31, 2006	March 31, 2005
Net loss, as reported	$ (2,784,970)	(1,868,896)
Less: total share-based employee compensation determined
under the fair value method for all awards, net of tax	(644,871)	(533,462)
Pro forma net loss	$ (3,429,841)	(2,402,358)
Reported basic and diluted net loss per common share	$ (.11)	(.09)
Pro forma basic and diluted net loss per common share	$ (.14)	(.11)

During the year ended March 31, 2007 options to acquire 148,344 shares of common stock were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2007 and 2006 and 2005, were based on estimates at the date of grant as follows:

Year Ended March 31,
	2007	2006	2005
Weighted average estimated
fair value of grant	$ 3.24 Per option	1.99 Per option	1.16 Per option
Expected life (in years)	3.5 years	6.0 years	6.0 years
Risk free interest rate	4.9%	4.8%	4.5%
Expected volatility	59.7%	48.7%	48.7%
Expected dividend yield	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life.

Additional information with respect to stock option activity under our stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	$ -
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26

Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535
Granted	119,605	$ 3.20
Exercised	-	$ -
Forfeited	(99,758)	$ 5.61

Outstanding at September 30, 2006	2,830,325	$ 4.26	6.0 years	$ 330,706
Granted	-
Exercised	-
Forfeited	(11,666)	$ 2.17

Outstanding at December 31, 2006	2,818,659	$ 4.27	5.7 years	$ 307,679
Granted	5,000	$ 4.31
Exercised	(28,626)	$ 2.43		$ 51,606
Forfeited	(102,633)	$ 3.31

Outstanding at March 31, 2007	2,692,400	$ 4.33	5.7 years	$ 1,972,876

Exercisable at March 31, 2007	2,137,460	$ 4.58	4.9 years	$ 1,540,910

Vested and expected to vest at March 31, 2007	2,666,940	$ 4.33	5.6 years	$ 1,957,156

The total intrinsic value of options exercised under our stock option plans during the year ended March 31, 2006 was $103,278.

Additional information with respect to stock option activity under our Non-Employee Director Stock Option Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	23,739	$ 3.20
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666
Granted	-	$ -
Exercised	-	$ -
Forfeited	(12,500)	$ 3.40
Outstanding at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911

Exercisable at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911

Vested and expected to vest at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911

The total intrinsic value of options exercised under our non-employee director stock option plan during the year ended March 31, 2006 was $22,253.

Cash received by us upon the exercise of stock options for the years ended March 31, 2007 and 2006 was $701,459 and $374,601 respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of

        Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2007, the estimated period to complete contracts in process ranged from one to twenty months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:
	March 31, 2007	March 31, 2006

Costs incurred on uncompleted contracts	$ 1,916,382	2,474,025
Estimated earnings	155,436	221,382
	2,071,818	2,695,407
Less billings to date	(2,196,442)	(2,466,989)
	$ (124,624)	228,418

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 187,913	450,044
Billings in excess of costs and estimated earnings on
uncompleted contracts	(312,537)	(221,626)
	$ (124,624)	228,418

(4)    Inventories

Inventories consist of:
	March 31, 2007	March 31, 2006

Raw materials	$ 651,988	376,179
Work-in-process	109,916	47,551
Finished products	137,981	43,755
	$ 899,885	467,485

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value.

(5)    Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2007, we recorded total impairment charges of $889 for obsolete equipment.

During the fiscal years ended March 31, 2006 and 2005, we recorded total impairment charges of $2,963 and $39,748, respectively, for obsolete equipment and abandoned patent applications.

Average annual depreciation expense for the equipment impaired during the fiscal year ended March 31, 2007, for years preceding the year of impairment, was $13,287.

Impairments for the fiscal years ended March 31, 2006 and 2005 consist solely of capitalized costs, principally legal fees, associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

(6)    Other Current Liabilities

Other current liabilities consist of:
	March 31, 2007	March 31, 2006

Accrued legal and accounting fees	$ 3,000	88,300
Accrued payroll and employee benefits	118,357	92,471
Accrued personal property and real estate taxes	42,103	43,825
Accrued warranty costs	74,850	39,480
Accrued losses on engineering contracts	14,592	2,271
Unearned revenue	61,323	-
Accrued royalties	24,172	10,630
Other	6,555	32,120
	$ 344,952	309,097

(7)    Long-Term Debt

Long-term debt consists of:
	March 31, 2007	March 31, 2006
Note payable to bank, payable in monthly installments
with interest at 7.0% (7.0% at March 31, 2006); matures
November 2009; secured by land and building	$ 621,685	713,698
Less: current portion	98,760	92,013

Long-term debt, less current portion	$ 522,925	621,685

Prior to March 31, 2006 the loan agreement related to our facility in Frederick, Colorado included covenants which required us to maintain certain financial ratios as defined in the agreement. For periods after March 31, 2006 these financial covenants were eliminated.

The annual aggregate contractual maturities of long-term debt for each of the next five fiscal years are as follows:
2008	98,760
2009	106,002
2010	416,923
After 2010	-
$ 621,685

(8)    Income Taxes

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:
	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2006	March 31, 2005

Computed "expected" tax benefit	$ (1,156,872)	(937, 511)	(616,996)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	825,774	-	-
Adjustment to deferred tax assets and liabilities
for prior period corrections	865,148	(2,319,149)	1,170,994
Increase (decrease) in valuation allowance for
net deferred tax assets	(525,326)	3,217,427	(558,035)
Other, net	(8,724)	39,233	4,037

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
	March 31, 2007	March 31, 2006

Deferred tax assets:
Research and development credit carry-forwards	$ 185,171	185,171
Net operating loss carry-forwards	19,894,496	20,681,654
Deferred compensation	202,155	81,456
Property and equipment	430,169	424,923
Intangible assets	47,517	42,214
Stock compensation	130,584	-
Total deferred tax assets	20,890,092	21,415,418

Less valuation allowance	(20,890,092)	(21,415,418)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2007 we had net operating loss carry-forwards (NOL) of approximately $54 million for U.S. income tax purposes that expire in varying amounts through 2027. Approximately $4.5 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $20.9 million and $21.4 million at March 31, 2007 and March 31, 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

(9)    Stockholders' Equity

In June 2005 we completed a private placement of 1,365,188 shares of our common stock to two institutional investors. Cash proceeds, net of offering costs, were $3,885,858.

In November 2004 we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value. Cash proceeds, net of offering costs, were $6,767,465. Warrants to acquire 85,267 shares of our common stock remain outstanding at March 31, 2007.

In October 2003 we completed a follow-on offering of 720,000 shares of common stock. The placement agent was issued four-year warrants to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share, which were recorded at fair value. Cash proceeds, net of offering costs, were $2,127,400. All of these warrants were outstanding as of March 31, 2007.

(10)  Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $830,637, $681,000 and $1,370,792 for the years ended March 31, 2007, 2006 and 2005, respectively, which was 12 percent, 16 percent and 29 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $1,059,930, $64,263 and zero for the years ended March 31, 2007, 2006 and 2005, respectively, which was 16 percent, 1 percent and nil of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 24 percent and nil of total accounts receivable as of March 31, 2007 and 2006, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $99,958 and $47,761 as of March 31, 2007 and 2006, respectively. Trade accounts receivable from Lippert Components, Inc. were 7 percent and 13 percent of total accounts receivable as of March 31, 2007 and 2006, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $196,623 and $15,713 as of March 31, 2007 and 2006, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $2,313,856, $1,847,300 and $1,271,781 for the years ended March 31, 2007, 2006 and 2005, respectively, which was 35 percent, 43 percent and 27 percent of total revenue, respectively. Accounts receivable from government-funded contracts represented 32 percent and 50 percent of total accounts receivable as of March 31, 2007 and 2006, respectively.

(11)  Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We were the primary obligor on a lease for the facility previously occupied by this divested business. The facility was subleased at a rental rate below that provided for in the master lease. The master lease and sublease expired by their terms on March 31, 2007. We have recorded accounts receivable from discontinued operations of $76,097 reflecting rent payments earned but not yet paid under the sublease.

The operating results of this business for the years ended March 31, 2007, 2006 and 2005 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net sales and net loss from the discontinued electronic products segment are shown in the following table:
Year Ended March 31,
	2007	2006	2005

Net loss of electronic products segment	$(28,791)	(27,584)	(54,201)

Liabilities of the discontinued electronic products segment were as follows:
	March 31, 2007	March 31, 2006

Net liabilities of discontinued electronic products segment	$ 13,847	62,004

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

(13)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 who have been employed by us at least six months are eligible to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants' contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $65,658, $55,061 and $50,945, for the years ended March 31, 2007, 2006, and 2005, respectively.

(14)  Segments

At March 31, 2007, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 11, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment for the fiscal year ended March 31, 2007 was 61 percent and 39 percent, respectively. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2006, and 2005 were 74 percent and 26 percent, and 67 percent and 33 percent, in each year, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $143,880, $64,882 and $181,950 for the years ended March 31, 2007, 2006, and 2005, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $184,164, $184,164 and $176,340 for the years ended March 31, 2007, 2006 and 2005, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2007:
		Power
	Technology	Products	Total

Revenue	$ 4,026,255	2,626,939	6,653,194
Interest income	$ 439,460	6,118	445,578
Interest expense	$ -	(47,422)	(47,422)
Depreciation and amortization	$ (244,401)	(169,921)	(414,322)
Impairment of long-lived assets	$ -	(889)	(889)
Segment loss from continuing operations	$ (2,841,516)	(561,050)	(3,402,566)
Assets of continuing operations	$ 10,092,842	3,843,668	13,936,510
Expenditures for long-lived segment assets	$ (162,690)	(241,091)	(403,781)

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

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2005:

		Power
	Technology	Products	Total

Revenue	$ 3,089,114	1,674,177	4,763,291
Interest income	$ 89,869	7,319	97,188
Interest expense	$ (2,108)	(71,897)	(74,005)
Depreciation and amortization	$ (245,735)	(109,682)	(355,417)
Impairment of long-lived assets	$ (39,748)	-	(39,748)
Segment earnings (loss) from continuing
operations	$ (1,869,518)	54,823	(1,814,695)
Assets of continuing operations	$ 9,967,003	3,192,637	13,159,640
Expenditures for long-lived segment assets	$ (194,873)	(49,434)	(244,307)

(15)  Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, one of which expires December 31, 2007 and one of which expires on December 31, 2010. The aggregate future compensation under these employment agreements, including future services payable on expected extensions thereof and potential retirement and severance payouts is $1,996,871 at March 31, 2007. Of this amount $545,539 has been recorded as deferred compensation under executive employment agreements.

Lease Commitments

We have entered into operating lease agreements for facilities and equipment. These leases expired at various times through 2007.

In May 2004, we completed the divestiture of equipment and inventory of our contract electronics manufacturing business. Coincident with this transaction, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our master lease. In December 2005, the purchaser sold the assets of its business to another business. The acquiring business entered into a sublease agreement on the facility with the Company for the remaining term of the Company's master lease. The sublease payments totaled $187,500 over the term of the sublease which was less than the remaining amount due under our master lease. At March 31, 2006 we recorded a liability of $62,004 which was equal to the then present value of the difference between our obligation under the master lease and the sublease payments to be received under the sublease. At March 31, 2007 the master lease had expired in accordance with its terms. At this time the Company believes its currently recorded liabilities for discontinued operations are adequate to cover potential future obligations that may arise.

At March 31, 2007, the future minimum lease payments under operating leases with initial non-cancelable terms in excess of one year, excluding sublease payments, are zero.

Rental expense, after deducting sublease payments of $185,500, $134,260 and $240,132 for the years ended March 31, 2007, 2006 and 2005, respectively, was $66,644, $128,691 and $28,107, of which, zero, $10,807 and $16,845 were reported as continuing operations for the years ended March 31, 2007, 2006 and 2005, respectively, and $66,644, $117,884 and $11,262 were reported as discontinued operations for the years ended March 31, 2007, 2006 and 2005, respectively.

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

(16)  Interim Financial Data (Unaudited)
	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2007(A)
Sales	$ 1,301,332	1,614,218	1,726,526	2,011,118
Gross profit	$ 122,131	121,840	153,186	266,144
Loss from continuing operations	$ (760,684)	(864,930)	(818,297)	(958,655)
Discontinued operations	$ (2,112)	(14,640)	(5,722)	(6,317)
Net loss	$ (762,796)	(879,570)	(824,019)	(964,972)
Net loss per common share basic and diluted:
Continuing operations	$(0.03)	(0.04)	(0.03)	(0.04)
Discontinued operations	-	-	-	-
	$(0.03)	(0.04)	(0.03)	(0.04)

Note (A)  Includes expenses associated with the expensing of employee stock options and share issuances upon the adoption of SFAS 123R. See note 2 above.
	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2006
Sales	$ 1,153,205	884,000	1,144,156	1,141,205
Gross profit	$ (113,037)	85,044	189,346	18,382
Loss from continuing operations	$ (720,374)	(543,438)	(536,106)	(957,468)
Discontinued operations	$ (10,431)	(33,270)	18,042	(1,925)
Net loss	$ (730,805)	(576,708)	(518,064)	(959,393)(A)
Net loss per common share basic and diluted:
Continuing operations	$(0.03)	(0.02)	(0.02)	(0.04)
Discontinued operations	-	-	-	-
	$(0.03)	(0.02)	(0.02)	(0.04)

Note (A) During the quarter ended March 31, 2006, the Company corrected an error related to the accrual of deferred compensation payable under executive employment agreements. Management had been disclosing the existence of contingent future payments under the agreements rather than accruing a pro-rata portion of the obligation over the expected service period of the executive. As of March 31, 2006 the Company established a long-term liability for deferred compensation payable under the agreements in the amount of $210,861 and recorded compensation expense of $181,646 during the fourth quarter of fiscal 2006. Management does not believe this item is material to any prior reported quarterly or annual financial statements, nor do they believe that the amount is material to the annual operating results for Fiscal 2006.
Fiscal year 2005
Sales	$ 683,996	1,234,477	1,307,583	1,537,235
Gross profit	$ (132,251)	101,923	113,448	189,408
Loss from continuing operations	$ (697,721)	(378,461)	(367,172)	(371,341)
Discontinued operations	$ (17,182)	(1,790)	(25,808)	(9,421)
Net loss	$ (714,903)	(380,251)	(392,980)	(380,762)
Net loss per common share basic and diluted:
Continuing operations	$(0.04)	(0.02)	(0.02)	(0.01)
Discontinued operations	-	-	-	-
	$(0.04)	(0.02)	(0.02)	(0.01)

(17)  Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance at End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2007
Not deducted from asset accounts:
Accrued warranty cost	$ 39,480	85,955	-	50,585 (A)	74,850
Liabilities and commitments of
discontinued operations	$ 62,004	13,847	-	62,004 (C)	13,847

Year ended March 31, 2006
Deducted from asset accounts:
Bad debt expense	$ -	63,000	-	63,000 (B)	-
Not deducted from asset accounts:
Accrued warranty cost	$ 48,690	53,298	-	62,508 (A)	39,480
Liabilities and commitments of
discontinued operations	$ 211,338	-	-	149,334 (C)	62,004

Year ended March 31, 2005
Not deducted from asset accounts:
Accrued warranty cost	$ 65,496	44,920	-	61,726 (A)	48,690
Liabilities and commitments of
discontinued operations	$ 746,682	-	-	535,344 (C)	211,338

Note (A)  Represents actual warranty payments for units returned under warranty.

Note (B)  Represents reduction in trade accounts receivable.

Note (C) Represents payments on the leased facility formerly occupied by our discontinued electronics segment and the payment of trade accounts payable and other accrued liabilities.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2007, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of March 31, 2007, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

The consolidated financial statements have been audited by the independent registered public accounting firm, Grant Thornton LLP, who audited management's assessment and independently assessed the effectiveness of the company's internal control over financial reporting. During their audit, Grant Thornton LLP was given unrestricted access to all financial records, including minutes of all meetings of the Board of Directors and the annual meeting of the Company's shareholders. Grant Thornton LLP has issued its report on management's assessment and on the effectiveness of our internal control over financial reporting, which is included above in Part II, Item 8 of this Form 10-K.

May 10, 2007

/s/ William G. Rankin	/s/ Donald A. French
William G. Rankin	Donald A. French
Chairman of the Board, President	Treasurer, Secretary and
and Chief Executive Officer	Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 22, 2007.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2007" and "Aggregate Option Exercises During Fiscal Year 2007 and Option Values at the End of Fiscal Year 2007 in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 22, 2007.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 22, 2007.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 22, 2007.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held August 22, 2007.

PART IV
ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2007 and March 31, 2006.

Consolidated Statements of Operations for the Years Ended March 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended March 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 17 to the Consolidated Financial Statements above.

	3.	Reports on Form 8-K

Report regarding changes in compensation of executive officers filed August 7, 2006.

(b)		Exhibits:

3.1		Bylaws. Reference is made to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 0-9146), which is incorporated herein by reference.

3.2		Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146), which is incorporated herein by reference.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 0-9146), which is incorporated herein by reference.

10.1		UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-34612), which is incorporated herein by reference.

10.2

UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Annual Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993, which is incorporated herein by reference.

10.3		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.4

Employment Agreement between the Company and Donald A. French. Reference is made to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (No. 1-10869), which is incorporated herein by reference.

10.5		Form of Warrant. Reference is made to Exhibit 4.1 of Amendment Number One to our Registration Statement on Form S-3 (No. 333-75520) filed on March 20, 2002, which is incorporated herein by reference.

10.6

Form of Warrant. Reference is made to Exhibit 4.2 of our Post Effective Amendment Number One to the Registration Statement on Form S-2 (No. 333-118528) filed on November 5, 2004, which is incorporated herein by reference.

10.7		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.8

Description of Director Compensation Arrangement. Reference is made to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.9

Amendment to the Employment Agreement of Donald A. French. Reference is made to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.10		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.11

Form of Incentive Stock Option Agreement. Reference is made to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.12

Form of Non-Qualified Stock Option Agreement. Reference is made to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.13

Form of Restricted Stock Agreement. Reference is made to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.14		Securities Purchase Agreement. Reference is made to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (No. 1-10869), which is incorporated herein by reference.

10.15

Employment Agreement between the Company and William G. Rankin dated June 5, 2006. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (No. 1-10869), which is incorporated herein by reference.

13.1		Excerpt from Annual Report to Securityholders.

21.0		Subsidiaries of the Company. Reference is made to Exhibit 21.0 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 16th day of May, 2007.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/William G. Rankin
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/William G. Rankin William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 16, 2007
/s/Donald A. French Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 16, 2007
/s/Ernest H. Drew Ernest H. Drew	Director	May 10, 2007
/s/Stephen J. Roy Stephen J. Roy	Director	May 10, 2007
/s/Jerome Granrud Jerome Granrud	Director	May 10, 2007
/s/Don Vanlandingham Don Vanlandingham	Director	May 10, 2007