Form 10-Q
period 2007-06-30
UQM TECHNOLOGIES INC
filed 2007-07-26
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 23, 2007 was 26,582,250.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

toc

ITEM 1.	FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

toc

	June 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 4,157,625	1,952,177
Short-term investments	7,715,767	5,981,828
Accounts receivable	1,316,865	1,434,686
Accounts receivable from discontinued operations	30,700	76,097
Costs and estimated earnings in excess of billings on
uncompleted contracts	98,183	187,913
Inventories	1,153,623	899,885
Prepaid expenses and other current assets	389,606	279,343

Total current assets	14,862,369	10,811,929

Property and equipment, at cost:
Land	181,580	181,580
Building	2,306,154	2,306,154
Machinery and equipment	3,273,359	3,152,296
	5,761,093	5,640,030
Less accumulated depreciation	(3,062,672)	(2,977,305)

Net property and equipment	2,698,421	2,662,725

Patent and trademark costs, net of accumulated
amortization of $636,229 and $622,320	498,978	482,303

Other assets	54,102	55,650

Total assets	$ 18,113,870	14,012,607
		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	June 30, 2007	March 31, 2007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 811,429	982,931
Other current liabilities	271,557	344,952
Current portion of long-term debt	100,537	98,760
Short-term deferred compensation under executive employment agreements	149,325	149,325
Liabilities and commitments of discontinued operations	-	13,847
Billings in excess of costs and estimated earnings on
uncompleted contracts	479,353	312,537

Total current liabilities	1,812,201	1,902,352

Long-term debt, less current portion	497,192	522,925
Long-term deferred compensation under executive employment agreements	404,391	396,214

	901,583	919,139
Total liabilities	2,713,784	2,821,491

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,437,482 and 25,176,889 shares
issued and outstanding	264,375	251,769
Additional paid-in capital	76,701,577	71,376,462
Accumulated deficit	(61,565,866)	(60,437,115)

Total stockholders' equity	15,400,086	11,191,116

Total liabilities and stockholders' equity	$ 18,113,870	14,012,607

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

toc

	Quarter Ended June 30,
	2007	2006
Revenue:
Contract services	$ 514,750	824,354
Product sales	939,702	476,978
	1,454,452	1,301,332

Operating costs and expenses:
Costs of contract services	461,146	655,125
Costs of product sales	964,403	524,076
Research and development	98,324	95,151
Production engineering	546,033	248,372
Selling, general and administrative	629,836	672,517
	2,699,742	2,195,241

Loss from continuing operations before other
income (expense)	(1,245,290)	(893,909)

Other income (expense):
Interest income	123,439	120,652
Interest expense	(10,900)	(12,427)
Gain on sale of property and equipment	4,000	-
	116,539	108,225

Loss from continuing operations	(1,128,751)	(785,684)

Discontinued operations - loss from operations of
discontinued electronic products segment	-	(2,112)

Net loss	$ (1,128,751)	(787,796)

Net loss per common share - basic and diluted:
Continuing operations	$(.05)	(.03)
Discontinued operations	-	-
	$(.05)	(.03)

Weighted average number of shares of common
stock outstanding - basic and diluted	25,254,531	25,026,218

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

toc

	Quarter Ended June 30,
	2007	2006
Cash flows from operating activities of continuing operations:
Net loss	$(1,128,751)	(787,796)
Loss from discontinued operations	-	2,112
Loss from continuing operations	(1,128,751)	(785,684)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	106,176	97,964
Non-cash compensation expense from employee stock
option grants and common stock issued for services	130,142	160,975
Gain on sale of property and equipment	(4,000)	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	207,551	(358,511)
Inventories	(253,738)	(187,968)
Prepaid expenses and other current assets	(110,263)	(199,278)
Other assets	1,548	-

Accounts payable and other current liabilities	(244,897)	(11,031)
Billings in excess of costs and estimated earnings on
uncompleted contracts	166,816	141,386
Short-term and long-term deferred compensation under
executive employment agreements	8,177	49,263
Net cash used in operating activities	(1,121,239)	(1,092,884)

Cash flows from investing activities of continuing operations:
Maturity (purchases) of short-term investments, net	(1,733,939)	157,857
Acquisition of property and equipment	(127,963)	(241,886)
Proceeds from sale of property and equipment	4,000	-
Increase in patent and trademark costs	(30,584)	(3,772)
Net cash used in investing activities	(1,888,486)	(87,801)

Cash flows from financing activities of continuing operations:
Repayment of debt	(23,956)	(22,300)
Issuance of common stock in private placement, net of placement
costs	5,182,500	-
Issuance of common stock upon exercise of stock options	3,853	614,072
Issuance of common stock upon exercise of warrants	-	427,795
Issuance of common stock under employee stock purchase plan	21,226	6,195
Net cash provided by financing activities	5,183,623	1,025,762

Net cash provided by (used in) continuing operations	2,173,898	(154,923)

Discontinued operations - net cash provided by (used in) operating activities	31,550	(21,439)

Increase (decrease) in cash and cash equivalents	2,205,448	(176,362)
Cash and cash equivalents at beginning of quarter	1,952,177	4,076,806
Cash and cash equivalents at end of quarter	$ 4,157,625	3,900,444

Supplemental cash flow information:
Interest paid in cash during the quarter	$ 10,979	12,635

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

toc
(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2007.

(2)	Stock-Based Compensation

Stock Option Plans

As of June 30, 2007 we had 1,291,161 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were no shares of common stock granted under the Plan during the quarters ended June 30, 2007 and 2006. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2007, we had 375,221 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. We have reserved 95,907 shares of common stock for issuance under the Stock Purchase Plan. During the quarters ended June 30, 2007 and 2006, we issued 8,994 and 1,883 shares of common stock, respectively, under the Stock Purchase Plan.

Stock Bonus Plan

We have a stock bonus plan administered by the Board of Directors, under which 406,409 shares of common stock are available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the plan during the quarters ended June 30, 2007 and 2006.

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) requires employee share based compensation to be accounted for under the fair value method. Share based compensation is measured at the date of grant based on the fair value of the award.

Options currently granted by the company generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of the grant. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the American Stock Exchange) on the date of grant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards.

Total share-based compensation expense for the quarters ended June 30, 2007 and June 30, 2006 was $130,142 and $160,975, respectively. The following table shows the classification of these expenses:

	Quarter Ended June 30,
	2007	2006
Cost of contract services	$ 29,476	36,343
Cost of product sales	11,136	7,810
Research and development	5,539	6,141
Production engineering	29,024	25,199
Selling, general and administrative	54,967	85,482
	$ 130,142	160,975

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter ended June 30, 2007 was insignificant.

All shares granted under the non-employee director stock option plan are vested. A summary of the status of non-vested shares under the incentive and non-qualified option plans as of June 30, 2007 and changes during the quarter ended June 30, 2007 is presented below:

		Weighted-Average Grant
	Shares Under Option	Date Fair Value
Non-vested at March 31, 2007	554,940	$ 1.71
Granted	-	-
Vested	(10,000)	2.10
Forfeited	(2,387)	2.01
Non-vested at June 30, 2007	542,553	$ 1.70
A summary of the status of non-vested shares under the incentive and non-qualified option plans as of June 30, 2006 and changes during the quarter ended June 30, 2006 is presented below:
		Weighted-Average Grant
	Shares Under Option	Date Fair Value
Non-vested at March 31, 2006	926,197	$ 1.61
Granted	-	-
Vested	(10,000)	2.10
Forfeited	(14,481)	1.17
Non-vested at June 30, 2006	901,716	$ 1.61

As of June 30, 2007, there was $468,073 of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 12 months. The total fair value of stock options that vested during the quarter ended June 30, 2007 was $21,000.

There were no employee stock option grants during the quarters ended June 30, 2007, and June 30, 2006.

There were no non-vested shares outstanding under the Stock Bonus Plan as of June 30, 2006. A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2007 and changes during the quarter ended June 30, 2007 is presented below:

		Weighted-Average Grant
	Shares Under Contract	Date Fair Value
Non-Vested at March 31, 2007	136,035	$ 3.20
Granted	-
       $    -

Vested	-
       $    -

Forfeited	-
       $     -

Non-Vested at June 30, 2007	136,035
       $ 3.20

As of June 30, 2007 there was $129,806 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 10 months.

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life.

Additional information with respect to stock option activity during the quarter ended June 30, 2007 under our incentive and non-qualified stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	2,692,400	$ 4.33
Granted	-	$ -
Exercised	(1,599)	$ 2.41		$ 2,942
Forfeited	(3,579)	$ 2.68

Outstanding at June 30, 2007	2,687,222	$ 4.33	5.4 years	$ 2,070,665

Exercisable at June 30, 2007	2,144,669	$ 4.58	4.7 years	$ 1,607,789

Vested and expected to vest at June 30, 2007	2,662,050	$ 4.33	5.4 years	$ 2,053,581
Additional information with respect to stock option activity during the quarter ended June 30, 2006 under our incentive and non-qualified stock option plans is as follows:
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
The total intrinsic value of options exercised under the plan during the quarters ended June 30, 2007 and 2006 was $2,942 and $306,117.
Additional information with respect to stock option activity during the quarter ended June 30, 2007 under our non-employee director stock option plan is as follows:
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91
Granted	-	$ -
Exercised	-	$ -

Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083

Exercisable at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083

Vested and expected to vest at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Additional information with respect to stock option activity during the quarter ended June 30, 2006 under our non-employee director stock option plan is as follows:
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2006	59,281	$ 2.90
Granted	-	$ -
Exercised	-	$ -

Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666

Exercisable at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666

Vested and expected to vest at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666

Cash received by us upon the exercise of stock options for the quarters ended June 30, 2007 and 2006 was $25,079 and $620,267, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our short-term investments at June 30, 2007 and March 31, 2007 were:

	June 30, 2007		March 31, 2007
	Amortized	Unrealized	Amortized	Unrealized
	Cost	Gain (Loss)	Cost	Gain (Loss)
U.S. government and government agency securities	$ 4,333,883	(69,594)	3,391,728	(43,456)
Commercial paper, corporate and foreign bonds	3,014,045	(36,637)	2,320,479	(41,545)
Certificates of deposit	367,839	-	269,621	-
	$ 7,715,767	(106,231)	5,981,828	(85,001)

As of June 30, 2007 and March 31, 2007, held-to-maturity securities with a time to maturity of three to six months and six months to one year were $1,748,450 and $5,967,317, and $627,829 and $5,353,999, respectively.

(4)

At June 30, 2007, the estimated period to complete contracts in process ranged from one to fourteen months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2007	March 31, 2007

Costs incurred on uncompleted contracts	$ 2,313,222	1,916,382
Estimated earnings	176,061	155,436
	2,489,283	2,071,818
Less billings to date	(2,870,453)	(2,196,442)
	$ (381,170)	(124,624)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 98,183	187,913
Billings in excess of costs and estimated earnings on
uncompleted contracts	(479,353)	(312,537)
	$ (381,170)	(124,624)
(5)	Inventories at June 30, 2007 and March 31, 2007 consist of:
	June 30, 2007	March 31, 2007

Raw materials	$ 914,199	651,988
Work-in-process	194,172	109,916
Finished products	45,252	137,981
	$ 1,153,623	899,885

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(6)	Other current liabilities at June 30, 2007 and March 31, 2007 consist of:
	June 30, 2007	March 31, 2007

Accrued legal and accounting fees	$ 3,000	3,000
Accrued payroll and employee benefits	122,384	118,357
Accrued personal property and real estate taxes	39,881	42,103
Accrued warranty costs	77,901	74,850
Accrued losses on engineering contracts	10,169	14,592
Unearned revenue	-	61,323
Accrued royalties	5,860	24,172
Other	12,362	6,555
	$ 271,557	344,952
(7)	Stockholders' Equity

Changes in the components of shareholders' equity during the quarter ended June 30, 2007 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2007	25,176,889	$ 251,769	71,376,462	(60,437,115)	11,191,116

Issuance of common stock
upon exercise of options	1,599	16	3,837	-	3,853
Issuance of common stock
in private placement	1,250,000	12,500	5,170,000	-	5,182,500
Issuance of common stock under
employee stock purchase plan	8,994	90	21,136	-	21,226
Compensation expense from
employee and director stock
option and common stock grants	-	-	130,142	-	130,142
Net loss	-	-	-	(1,128,751)	(1,128,751)
Balances at June 30, 2007	26,437,482	264,375	76,701,577	(61,565,866)	15,400,086

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire 85,267 shares of common stock remain outstanding at June 30, 2007 and 2006, respectively. We also issued four-year warrants to the placement agent for our October 2003 follow-on offering to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share. All of these warrants were outstanding as of June 30, 2007 and 2006, respectively.
(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled zero and $60,912 for the quarters ended June 30, 2007 and 2006, respectively, which was nil and 5 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $372,624 and $321,313 for the quarters ended June 30, 2007 and 2006, which was 26 percent and 25 percent of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 4 percent and 24 percent of total accounts receivable as of June 30, 2007 and March 31, 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $241,161 and $99,958 as of June 30, 2007 and March 31, 2007, respectively. Trade accounts receivable from Lippert Components, Inc. were 17 percent and 7 percent of total accounts receivable as of June 30, 2007 and March 31, 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $174,734 and $196,623 as of June 30, 2007 and March 31, 2007, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $491,078 and $565,135 for the quarters ended June 30, 2007 and 2006, respectively. Accounts receivable from government-funded contracts represented 24 percent and 32 percent of total accounts receivable as of June 30, 2007 and March 31, 2007, respectively.
(9)	Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We adopted the provision of FIN No. 48 "Accounting of Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, on April 1, 2007. The adoption of FIN 48 resulted in no impact to our consolidated financial statements and we have no unrecognized tax benefits that would impact our effective rate.

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of June 30, 2007, we made no provisions for interest or penalties related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.
(10)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We were the primary obligor on a lease for the facility previously occupied by this divested business. The facility was subleased at a rental rate below that provided for in the master lease. The master lease and sublease expired by their terms on March 31, 2007. We have recorded accounts receivable from discontinued operations of $30,700 reflecting rent payments earned but not yet paid under the sublease.

The operating results of this business for the quarters ended June 30, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net loss from the discontinued electronic products segment for the quarters ended June 30, 2007 and 2006 was zero and $2,112, respectively.

Liabilities and commitments of discontinued electronic products segment were zero and $13,847 at June 30, 2007 and March 31, 2007, respectively.
(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2007 and 2006, respectively, issued but not yet earned common shares of 136,035 and zero were being held in safekeeping by the Company. For the quarters ended June 30, 2007 and 2006, 29,668 and zero shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At June 30, 2007 and 2006, options to purchase 2,761,030 and 2,869,759 shares of common stock, respectively, and warrants to purchase 157,267, and 157,267 shares of common stock, respectively, were outstanding. For the quarters ended June 30, 2007 and 2006, respectively, options and warrants for 1,077,705 and 701,412 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 529,809 shares and 755,137 shares of common stock for the quarters ended June 30, 2007 and 2006, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(12)	Segments

At June 30, 2007, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. As discussed in note 9, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation is no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment, administrative time devoted to each segment by senior management, and square footage occupied by each segment. The percentages allocated to the technology segment and power products segment were 75 percent and 25 percent for the quarter ended June 30, 2007, and were 52 percent and 48 percent for the quarter ended June 30, 2006, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $176,000 and $28,072 for the quarters ended June 30, 2007 and 2006, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $42,390 and $46,041 for the quarters ended June 30, 2007 and 2006, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2007:
		Power
	Technology	Products	Total
Revenue	$704,374	750,078	1,454,452
Interest income	121,476	1,963	123,439
Interest expense	-	(10,900)	(10,900)
Depreciation and amortization	(55,452)	(50,724)	(106,176)
Segment loss from continuing operations	(984,590)	(144,161)	(1,128,751)
Assets of continuing operations	14,312,092	3,771,078	18,083,170
Expenditures for long-lived segment assets	$(119,254)	(39,293)	(158,547)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended June 30, 2006:
		Power
	Technology	Products	Total
Revenue	$879,632	421,700	1,301,332
Interest income	119,089	1,563	120,652
Interest expense	-	(12,427)	(12,427)
Depreciation and amortization	(67,129)	(30,835)	(97,964)
Segment loss from continuing operations	(606,047)	(179,637)	(785,684)
Assets of continuing operations	12,503,459	2,851,861	15,355,320
Expenditures for long-lived segment assets	$(85,233)	(160,425)	(245,658)
(13)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with two of our officers, one of which expires on December 31, 2007 and one of which expires on December 31, 2010. The aggregate future compensation under these employment agreements, including future services payable on expected extensions thereof and potential retirement and severance payouts, is $1,944,498 at June 30, 2007. Of this amount, $149,325 and $404,391 has been recorded as short-term and long-term deferred compensation under executive employment agreements, respectively.

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

toc

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, revenue growth from sales to Phoenix Motorcars, Inc., improvements in our financial performance, the development of markets for our products and the adequacy of our cash balances and liquidity to meet future operating needs. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5. Other Information.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. Revenue from funded engineering activities for the quarter ended June 30, 2007 declined to $514,750 versus $824,354 for the fiscal quarter ended June 30, 2006, due to the application of engineering personnel in production engineering activities. Product sales revenue for the fiscal quarter ended June 30, 2007 rose to $939,702 versus $476,978 for the fiscal quarter ended June 30, 2006, primarily as a result of shipments against volume production orders received during our previous fiscal year. We expect to ship a substantial portion of our backlog during fiscal 2008; however, shipments to Phoenix Motorcars, Inc. are occurring at a slower rate than we originally anticipated and shipments under their $9.25 million purchase order could continue beyond the end of our fiscal year. Nevertheless, we continue to expect revenue to increase significantly and gross profit margins on product sales to improve due to improved overhead absorption across all production products as Phoenix accelerates product releases under their purchase order. The anticipated reduction in operating losses from these factors will be partially offset by larger production engineering costs associated with the continuing production launch for Phoenix Motorcars, Inc. resulting in our expectation that operating losses for the current fiscal year will be below those for the previous fiscal year. As a result of this expected growth, and the working capital requirements associated with this growth, we completed a private placement of 1,250,000 shares of common stock to Heartland Value Fund and Turn of the Tide, a Wisconsin Limited Partnership. Net cash proceeds from the transaction were approximately $5.2 million. As a result, our cash and short-term investments increased to $11,873,392 at June 30, 2007 versus $7,934,005 at March 31, 2007.

During the quarter ended June 30, 2007 we allocated greater engineering resources to production engineering activities in support of the production launch for Phoenix Motorcars. As a result, expenditures on production engineering activities for the first quarter rose to $546,033, versus $248,372 during the first quarter last fiscal year.

Loss from continuing operations for the quarter ended June 30, 2007 was $1,128,751, or $0.05 per common share, versus a loss of $785,684, or $0.03 per common share for the comparable quarter last year, reflecting lower levels of contract service revenue and additional expenses from our growing investment in production engineering activities.

In May 2004, we divested a contract electronics manufacturing business. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed nil per common share to our consolidated net loss for the quarters ended June 30, 2007 and 2006.

We believe our existing cash and short-term investments, which amounted to approximately $11.9 million at fiscal year end, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2008, however, if our growth continues to accelerate, or is greater than what we currently anticipate we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at June 30, 2007 were $11,873,392 and working capital (the excess of current assets over current liabilities) was $13,050,168 compared with $7,934,005 and $8,909,577, respectively, at March 31, 2007. The increase in cash and short-term investments and working capital is primarily attributable to the completion of a private placement of 1,250,00 shares of common stock during the first quarter which resulted in net cash proceeds of approximately 5.2 million, offset by higher operating losses, higher levels of inventories, prepaid and other current assets, and investments in property and equipment.

Accounts receivable decreased $117,821 to $1,316,865 at June 30, 2007 from $1,434,686 at March 31, 2007. The increase is primarily attributable to decreased production billings. Substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at June 30, 2007 and similarly, no allowance for bad debts was deemed necessary at March 31, 2007.

Costs and estimated earnings on uncompleted contracts decreased $89,730 to $98,183 at June 30, 2007 versus $187,913 at March 31, 2007. The decrease is due to more favorable billing terms on certain contracts in process at June 30, 2007 versus March 31, 2007. Estimated earnings on contracts in process increased to $176,061 or 7.0 percent of contracts in process of $2,489,283 at June 30, 2007 compared to estimated earnings on contracts in process of $155,436 or 7.5 percent of contracts in process of $2,071,818 at March 31, 2007. The decrease in estimated margins on contracts in process is attributable to reduced overhead absorption.

Inventories increased $253,738 to $1,153,623 at June 30, 2007 principally due to higher levels of scheduled product shipments and higher levels of raw material inventories associated with the sourcing of parts internationally. Raw materials and work-in-process inventories increased $262,211 and $84,256, respectively. Finished goods decreased by $92,729 primarily due to shipments of auxiliary motors during the quarter ended June 30, 2007.

Prepaid expenses and other current assets increased to $389,606 at March 31, 2007 from $279,343 at March 31, 2007 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $127,963 for the acquisition of property and equipment during the quarter ended June 30, 2007 compared to $241,886 during the comparable quarter last fiscal year. The decrease in capital expenditures is primarily due to reduced purchases of manufacturing equipment, this quarter versus the comparable quarter last fiscal year.

Patent and trademark costs increased $16,675 to $498,978 at June 30, 2007 versus $482,303 at March 31, 2007 primarily due to the initiation of two new patent applications, offset by the systematic amortization of patent issuance costs.

Accounts payable decreased $171,502 to $811,429 at June 30, 2007 from $982,931 at March 31, 2007, primarily due to improved payment processing during the first quarter.

Other current liabilities decreased $73,395 to $271,557 at June 30, 2007 from $344,952 at March 31, 2007. The decrease is primarily attributable to lower levels of customer deposits and accrued royalties.

Short-term deferred compensation under executive employment agreements was unchanged at $149,325 at June 30, 2007 reflecting potential payouts to Mr. Rankin under his employment agreement that are potentially payable within one year should he elect to retire.

Liabilities and commitments of discontinued operations were zero at June 30, 2007 compared to $13,847 at March 31, 2007. The decrease is attributable to the expiration of the master lease for the facility previously occupied by our discontinued contract electronics business. See also Results of Discontinued Operations below and note 10 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $166,816 to $479,353 at June 30, 2007 from $312,537 at March 31, 2007 reflecting accelerated billings on certain engineering contracts in process at June 30, 2007 in advance of the performance of the associated work versus March 31, 2007.

Long-term debt, less current portion decreased $25,733 to $497,192 at June 30, 2007 from $522,925 at March 31, 2007 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased to $404,391 at June 30, 2007 from $396,214 at March 31, 2007 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital increased to $264,375 and $76,701,577, respectively, at June 30, 2007 compared to $251,769 and $71,376,462 at March 31, 2007. The increases were primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter this fiscal year and the recording of non-cash share based payments under Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment ("SFAS 123(R)"). See also note 2 to the consolidated financial statements.

Results of Continuing Operations

Continuing operations for the first quarter ended June 30, 2007, resulted in a loss of $1,128,751, or $0.05 per common share, compared to a loss from continuing operations of $785,684, or $0.03 per common share for the comparable period last year. The increase in the current year loss from continuing operations is primarily attributable to higher expenditures for production engineering activities.

Revenue from contract services decreased $309,604, or 37.5 percent, to $514,750 at June 30, 2007 versus $824,354 for the comparable quarter last year. The decrease is attributable to the increased allocation of engineering resources to production engineering activities during the quarter ended June 30, 2007.

Product sales for the first quarter increased to $939,702, compared to $476,978 for the comparable period last year reflecting increased product revenue in both of the Company's business segments. Power products segment revenue for the quarter ended June 30, 2007 increased to $750,078 compared to $421,700 for the comparable quarter last fiscal year due to increased production levels for auxiliary motors and the launch of production of electric propulsion systems and DC-to-DC converters for Phoenix Motorcars. Technology segment product revenue for the quarter ended June 30, 2007 increased $134,346 to $189,624, compared to $55,278 for the quarter ended June 30, 2006 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended June 30, 2007 decreased to 2.0 percent compared to 9.4 percent for the quarter ended June 30, 2006 primarily due to decreased gross profit margin on contract services. Gross profit on contract services decreased to 10.4 percent during the first quarter this fiscal year compared to 20.5 percent for the quarter ended June 30, 2006 due to the increased allocation of engineering resources to production engineering activities which had the effect of reducing overhead absorption on billable programs. Gross profit margin on product sales for the first quarter this year was a negative 2.6 percent compared to a negative 9.9 percent for the first quarter last year. The improvement is primarily due to improved overhead absorption due to higher production levels during the current quarter.

Research and development expenditures for the quarter ended June 30, 2007 increased to $98,324 compared to $95,151 for the quarter ended June 30, 2006. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $546,033 for the first quarter versus $248,372 for the first quarter last fiscal year. The increase is attributable to production engineering activities related to the launch of high volume production for the Phoenix Motorcars all-electric sport utility truck program.

Selling, general and administrative expense the quarter ended June 30, 2007 was $629,836 compared to $672,517 for the same quarter last year. The decrease is attributable to lower levels of non-cash compensation expense arising from the expensing of stock options versus the same quarter last fiscal year.

Interest income rose to $123,439 for the quarter ended June 30, 2007 versus $120,652 for the same period last fiscal year. The increase is attributable to higher yields on invested cash balances.

Interest expense decreased to $10,900 for the quarter ended June 30, 2007 compared to $12,427 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We were the primary obligor on a lease for the facility previously occupied by this divested business. The facility was subleased at a rental rate below that provided for in the in the master lease. The master lease and sublease expired by their terms on March 31, 2007. We have recorded accounts receivable from discontinued operations of $30,700 reflecting rent payments earned but not yet paid under the sublease.

The operating results of this business for the quarters ended June 30, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from the discontinued electronic products segment for the quarters ended June 30, 2007 and 2006 was zero and $2,112, respectively. See also Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2007 were adequate to meet operating needs. At June 30, 2007, we had working capital (the excess of current assets over current liabilities) of $13,050,168 compared to $8,909,577 at March 31, 2007.

For the quarter ended June 30, 2007, net cash used in operating activities of continuing operations was $1,121,239 compared to net cash used in operating activities of continuing operations of $1,092,884 for the quarter ended June 30, 2006. The increase in cash used for the quarter ended June 30, 2007 is primarily attributable to higher operating losses, higher levels of inventories offset by noncash charges for depreciation and amortization and equity-based compensation and higher levels of accounts payable and other current liabilities.

Net cash used in investing activities of continuing operations for the quarter ended June 30, 2007 was $1,888,486 compared to $87,801 for the comparable quarter last year. The increase is attributable to higher levels of purchases of short-term investments, which was partially offset by a decrease in expenditures for capital equipment this quarter versus the comparable quarter last year.

Net cash provided by financing activities of continuing operations was $5,183,623 for the quarter ended June 30, 2007 versus $1,025,762 for the same period last fiscal year. The increase is attributable to the completion of a private placement in the first quarter this year.

We expect our working capital requirements to increase substantially during fiscal 2008 due to expected growth in our total revenue. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; our planned working capital requirements may consume a substantial portion of our existing cash resources. In addition, we have begun, and expect to continue, to make substantial investments from our available cash resources in human resources, manufacturing facilities and equipment, production and application engineering, to launch production for Phoenix Motorcars. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2007:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 597,729	100,537	497,192	-	-
Operating lease obligations	44,550	44,550	-	-	-
Purchase obligations	2,822,516	2,822,516	-	-	-
Executive employment agreements (1)	1,944,498	410,559	821,117	513,530	199,292
Total	$ 5,409,293	3,378,162	1,318,309	513,530	199,292

(1)	Includes future salary payments, potential retirement pay, and severance pay obligations of which $553,716 has been recorded as deferred compensation under executive employment agreements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2007 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, and recoverability of inventories. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. During fiscal 2006 a large, well established customer filed for bankruptcy protection. As a result we charged-off $63,000 owed to us by the customer as a bad debt expense. Because substantially all of our customers are large well-established companies with excellent credit worthiness and our view that the bad debt expense associated with our customer's bankruptcy filing is an isolated, customer specific event, we have not established a reserve at June 30, 2007 and March 31, 2007 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2007 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were effective for us during the fiscal year beginning April 1, 2007, and did not have a material impact on our financial statements upon implementation. See also note 9 to the consolidated financial statements above.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year which the changes occur. These provisions of SFAS No. 158 were effective for our fiscal year ending March 31, 2007. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending March 31, 2009. The provisions that were effective for the fiscal year ended March 31, 2007 did not have a material effect on our financial statements and the provisions effective for our fiscal year ending March 31, 2009 are not expected to have a material effect on our financial statements..

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
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

toc

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

toc

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of June30, 2007, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of June 30, 2007, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

toc

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

toc

Risk Factors

Before investing in our securities you should carefully consider the following factors and other information in this document and the information incorporated by reference.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses. For the quarter ended June 30, 2007 and 2006, our net loss was $1,128,751 and $787,796. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005

Net loss	$ 3,431,357	$ 2,784,970	$ 1,868,896

We have had accumulated deficits as follows:
June 30, 2007	$ 61,565,866

March 31, 2007	$ 60,437,115

March 31, 2006	$ 56,796,847

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter ended June 30, 2007 was $1,128,751 versus a net loss for the comparable quarter last year of $787,796. At June 30, 2007, our cash and short-term investments totaled $11,873,392. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

toc

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding completion of a private placement offering filed June 26, 2007.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: July 26, 2007
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)