Form 10-Q
period 2007-09-30
UQM TECHNOLOGIES INC
filed 2007-10-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share on October 30, 2007 was 26,600,870.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES                                                                                                           toc

Consolidated Balance Sheets (unaudited)

	September 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 3,798,008	1,952,177
Short-term investments	7,277,000	5,981,828
Accounts receivable	1,843,183	1,434,686
Accounts receivable from discontinued operations	26,266	76,097
Costs and estimated earnings in excess of billings on
uncompleted contracts	203,556	187,913
Inventories	1,014,538	899,885
Prepaid expenses and other current assets	318,516	279,343

Total current assets	14,481,067	10,811,929

Property and equipment, at cost:
Land	181,580	181,580
Building	2,428,895	2,306,154
Machinery and equipment	3,384,621	3,152,296
	5,995,096	5,640,030
Less accumulated depreciation	(3,156,996)	(2,977,305)

Net property and equipment	2,838,100	2,662,725

Patent and trademark costs, net of accumulated
amortization of $650,138 and $622,320	485,184	482,303

Other assets	54,666	55,650

Total assets	$ 17,859,017	14,012,607

		(Continued)
See accompanying notes to consolidated financial statements.

	September 30, 2007	March 31, 2007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 549,027	982,931
Other current liabilities	321,822	344,952
Current portion of long-term debt	102,346	98,760
Short-term deferred compensation under executive employment
agreements	340,437	149,325
Liabilities and commitments of discontinued operations	-	13,847
Billings in excess of costs and estimated earnings on
uncompleted contracts	963,542	312,537

Total current liabilities	2,277,174	1,902,352

Long-term debt, less current portion	470,994	522,925
Long-term deferred compensation under executive employment agreements	603,200	396,214

	1,074,194	919,139

Total liabilities	3,351,368	2,821,491

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,508,882 and 25,176,889 shares
issued and outstanding	265,089	251,769
Additional paid-in capital	76,948,320	71,376,462
Accumulated deficit	(62,705,760)	(60,437,115)

Total stockholders' equity	14,507,649	11,191,116

Total liabilities and stockholders' equity	$ 17,859,017	14,012,607

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)                                                                                                            toc
	Quarter Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Contract services	$ 581,429	679,126	1,096,179	1,503,480
Product sales	1,409,162	935,092	2,348,864	1,412,070
	1,990,591	1,614,218	3,445,043	2,915,550

Operating costs and expenses:
Costs of contract services	418,442	613,130	879,588	1,268,255
Costs of product sales	1,208,247	879,248	2,172,650	1,403,324
Research and development	128,175	79,330	226,499	174,481
Production engineering	403,422	232,517	949,455	480,889
Selling, general and administrative	1,082,529	780,322	1,712,365	1,452,839
	3,240,815	2,584,547	5,940,557	4,779,788

Loss from continuing operations before other
income (expense)	(1,250,224)	(970,329)	(2,495,514)	(1,864,238)

Other income (expense):
Interest income	120,683	117,559	244,122	238,211
Interest expense	(10,353)	(12,160)	(21,253)	(24,587)
Gain on sale of property and equipment	-	-	4,000	-
	110,330	105,399	226,869	213,624

Loss from continuing operations	(1,139,894)	(864,930)	(2,268,645)	(1,650,614)

Discontinued operations - loss from operations of
discontinued electronic products segment	-	(14,640)	-	(16,752)

Net loss	$(1,139,894)	(879,570)	(2,268,645)	(1,667,366)

Net loss per common share - basic and diluted
Continuing operations	$ (.04)	(.04)	(.09)	(.07)
Discontinued operations	-	-	-	-
	$ (.04)	(.04)	(.09)	(.07)

Weighted average number of shares of common
stock outstanding - basic and diluted	26,483,797	25,137,888	25,872,523	25,082,358

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)                                                                                                           toc
	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities of continuing operations:
Net loss	$(2,268,645)	(1,667,366)
Loss from discontinued operations	-	16,752
Loss from continuing operations	(2,268,645)	(1,650,614)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	216,794	206,666
Gain on disposal of property and equipment	(4,000)	-
Non-cash compensation expense for common stock
issued for services	312,125	474,384
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(424,140)	(364,982)
Inventories	(114,653)	(375,107)
Prepaid expenses and other current assets	(39,173)	(121,966)
Other assets	1,548	-
Accounts payable and other current liabilities	(457,034)	(259,856)
Billings in excess of costs and estimated earnings on
uncompleted contracts	651,005	150,468
Deferred compensation under executive employment
agreements	398,098	73,525
Net cash used in operating activities	(1,728,075)	(1,867,482)

Cash flows from investing activities of continuing operations:
Purchases of short-term investments, net	(1,295,172)	(740,365)
Increase in other long-term assets	(564)	-
Acquisition of property and equipment	(364,351)	(319,367)
Proceeds from sale of property and equipment	4,000	-
Increase in patent and trademark costs	(30,699)	(6,172)
Net cash used in investing activities	(1,686,786)	(1,065,904)

Cash flows from financing activities of continuing operations:
Repayment of debt	(48,345)	(45,004)
Issuance of common stock in private placement, net of placement
costs	5,183,677	-
Issuance of common stock upon exercise of stock options	56,675	614,072
Issuance of common stock upon exercise of warrants	-	427,795
Issuance of common stock under employee stock purchase plan	32,701	6,195
Net cash provided by financing activities	5,224,708	1,003,058

Net cash provided by (used in) continuing operations	1,809,847	(1,930,328)

Discontinued operations - net cash provided by (used in) operating
activities	35,984	(52,810)

Increase (decrease) in cash and cash equivalents	1,845,831	(1,983,138)
Cash and cash equivalents at beginning of period	1,952,177	4,076,806
Cash and cash equivalents at end of period	$ 3,798,008	2,093,668

Supplemental cash flow information:
Interest paid in cash during the period	$ 21,524	24,866

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

Stock Option Plans

As of September 30, 2007 we had 1,188,081 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were options to purchase 106,159 and 119,605 shares of common stock granted under the Plan during the quarters and six month periods ended September 30, 2007 and 2006, respectively. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2007, we had 360,441 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were options to purchase 24,039 and 23,739 shares of common stock granted under the Directors Plan during the quarters and six month periods ended September 30, 2007 and 2006, respectively. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. We have reserved 95,907 shares of common stock for issuance under the Stock Purchase Plan. During the quarters and six month periods ended September 30, 2007 and 2006, we issued 3,288 and 12,282, and 1,883 and 1,883 shares of common stock, respectively, under the Stock Purchase Plan.

Stock Bonus Plan

We have a stock bonus plan administered by the Board of Directors, under which 406,409 shares of common stock are available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were zero and 149,735 shares granted under the plan during the quarters ended September 30, 2007 and 2006, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense for the quarters and six month periods ended September 30, 2007 and September 30, 2006 was $181,983 and $313,409, and $312,125 and $474,384, respectively. The following table shows the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Costs of contract services	$ 25,729	37,003	55,205	73,346
Costs of product sales	14,431	12,963	25,567	20,773
Research and development	7,121	5,086	12,660	11,228
Production engineering	30,866	29,460	59,890	54,658
Selling, general and administrative	103,836	228,897	158,803	314,379
	$ 181,983	313,409	312,125	474,384

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter and six month period ended September 30, 2007 was insignificant.

All shares granted under the non-employee director stock option plan are vested. A summary of the status of non-vested shares under the incentive and non-qualified option plans as of September 30, 2007 and changes during the quarters and six month periods ended September 30, 2007 and 2006 is presented below:

	Periods Ending September 30, 2007		Periods Ending September 30, 2006
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at March 31	554,940	$ 1.71	926,197	$ 1.61
Granted	-	-	-	-
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,387)	$ 2.01	(14,481)	$ 1.17
Non-vested at June 30	542,553	$ 1.70	901,716	$ 1.61
Granted	106,159	$ 1.89	119,605	$ 1.53
Vested	(39,702)	$ 1.52	-	-
Forfeited	(2,000)	$ 1.61	(48,276)	$ 1.59
Non-vested at September 30	607,010	$ 1.75	973,045	$ 1.60

As of September 30, 2007, there was $509,165 of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 12 months. The total fair value of stock options that vested during the quarters and six month periods ended September 30, 2007 and 2006 was $60,181 and $21,000 and $81,181 and $21,000, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2007 and 2006 and changes during the quarters and six month periods ended September 30, 2007 and 2006 is presented below:

	Periods Ending September 30, 2007		Periods Ending September 30, 2006
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Option	Fair Value
Non-vested at March 31	136,035	$ 3.20	-	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested at June 30	136,035	$ 3.20	-	-
Granted	-	-	149,735	$ 3.20
Vested	(45,349)	$ 3.20	(12,500)	$ 3.20
Forfeited	-	-	(1,200)	$ 3.20
Non-vested at September 30	90,686	$ 3.20	136,035	$ 3.20

As of September 30, 2007 and 2006 there was $119,584 and $310,079 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2007 is expected to be recognized over a weighted average period of  7 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and six months ended September 30, 2007 was $145,117 and $145,117, respectively.

During the quarters and six month periods ended September 30, 2007 and 2006, respectively, options to acquire 130,198 and 143,344 shares of common stock were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarters and six month periods ended September 30, 2007 and 2006, respectively, were based on estimates at the date of grant as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Weighted average estimated fair
value of grant	$ 1.73 Per option	$ 1.45 Per option	$ 1.73 Per option	$ 1.45 Per option
Expected life (in years)	3.9 years	3.4 years	3.9 years	3.4 years
Risk free interest rate	4.4%	4.9%	4.4%	4.9%
Expected volatility	61.6%	59.5%	61.6%	59.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life.

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2007 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	2,692,400	$ 4.33
Granted	-	-
Exercised	(1,599)	$ 2.41		$ 2,942
Forfeited	(3,579)	$ 2.68
Outstanding at June 30, 2007	2,687,222	$ 4.33	5.4 years	$ 2,070,665
Granted	106,159	$ 3.57
Exercised	(4,245)	$ 2.41		$ 8,193
Forfeited	(2,000)	$ 3.57

Outstanding at September 30, 2007	2,787,136	$ 4.30	5.2 years	$ 1,343,718

Exercisable at September 30, 2007	2,180,126	$ 4.56	4.5 years	$ 1,109,562

Vested and expected to vest at September 30, 2007	2,745,751	$ 4.31	5.2 years	$ 1,336,709
Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2006 under our incentive and non-qualified stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	-
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26
Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535
Granted	119,605	$ 3.20
Exercised	-	-
Forfeited	(99,758)	$ 5.61

Outstanding at September 30, 2006	2,830,325	$ 4.26	6.0 years	$ 330,706

Exercisable at September 30, 2006	1,857,280	$ 4.86	4.6 years	$ 159,507

Vested and expected to vest at September 30, 2006	2,747,365	$ 4.28	5.9 years	$ 326,045

The total intrinsic value of options exercised under the plan during the quarters and six month periods ended September 30, 2007 and 2006 was $8,193 and zero and $11,135 and $306,117, respectively.
Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2007 under our non-employee director stock option plan is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Granted	24,039	$ 3.57
Exercised	(18,518)	$ 2.30		$ 21,111
Forfeited	(9,259)	$ 2.30

Outstanding at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661

Exercisable at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661

Vested and expected to vest at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661
Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2006 under our non-employee director stock option plan is as follows:
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2006	59,281	$ 2.90
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	23,739	$ 3.20
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222

Exercisable at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222

Vested and expected to vest at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222

Cash received by us upon the exercise of stock options for the quarters and six month periods ended September 30, 2007 and 2006 was $64,297 and zero and $89,376 and $620,267, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our short-term investments at September 30, 2007 and March 31, 2007 were:

	September 30, 2007		March 31, 2007
	Amortized	Unrealized	Amortized	Unrealized
	Cost	Gain (Loss)	Cost	Gain (Loss)
U.S. government and government agency securities	$ 2,740,935	(33,941)	3,391,728	(43,456)
Commercial paper, corporate and foreign bonds	4,149,037	(62,309)	2,320,479	(41,545)
Certificates of deposit	387,028	-	269,621	-
	$ 7,277,000	(96,250)	5,981,828	(85,001)

As of September 30, 2007 and March 31, 2007, held-to-maturity securities with a time to maturity of three to six months and six months to one year were $2,260,931 and $627,829, and $5,016,069 and $5,353,999, respectively.

(4)

At September 30, 2007, the estimated period to complete contracts in process ranged from one to fourteen months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	September 30, 2007	March 31, 2007

Costs incurred on uncompleted contracts	$ 2,720,519	1,916,382
Estimated earnings	282,266	155,436
	3,002,785	2,071,818
Less billings to date	(3,762,771)	(2,196,442)
	$ (759,986)	(124,624)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 203,556	187,913
Billings in excess of costs and estimated earnings on
uncompleted contracts	(963,542)	(312,537)
	$ (759,986)	(124,624)
(5)	Inventories consist of:
	September 30, 2007	March 31, 2007

Raw materials	$ 801,445	651,988
Work-in-process	120,882	109,916
Finished products	92,211	137,981
	$ 1,014,538	899,885

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(6)	Other current liabilities consist of:
	September 30, 2007	March 31, 2007

Accrued payroll and employee benefits	$ 135,789	118,357
Accrued personal property and real estate taxes	59,822	42,103
Accrued warranty costs	92,073	74,850
Accrued losses on engineering contracts	8,414	14,592
Unearned revenue	-	61,323
Accrued royalties	15,397	24,172
Other	10,327	9,555
	$ 321,822	344,952
(7)	Stockholders' Equity

Changes in the components of shareholders' equity during the six month period ended September 30, 2007 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2007	25,176,889	$ 251,769	71,376,462	(60,437,115)	11,191,116
Issuance of common stock
upon exercise of options	24,362	244	56,431	-	56,675
Issuance of common stock
in private placement	1,250,000	12,500	5,171,177	-	5,183,677
Issuance of common stock under
employee stock purchase plan	12,282	123	32,578	-	32,701
Issuance of common stock under
the stock bonus plan	45,349	453	(453)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	312,125	-	312,125
Net loss	-	-	-	(2,268,645)	(2,268,645)
Balances at September 30, 2007	26,508,882	265,089	76,948,320	(62,705,760)	14,507,649

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire 85,267 shares of common stock remain outstanding at September 30, 2007 and 2006, respectively. We also issued four-year warrants to the placement agent for our October 2003 follow-on offering to acquire 72,000 shares of our common stock at an exercise price of $3.96 per share. All of these warrants were outstanding as of September 30, 2007 and 2006, respectively.
(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $238,922 and $78,933 and $238,922 and $139,845 for the quarters and six month periods ended September 30, 2007 and 2006, respectively, which was 12 and 5 percent and 7 and 5 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $238,226 and $262,192 and $610,850 and $583,504 for the quarters and six month periods ended September 30, 2007 and 2006, which was 12 and 16 percent and 18 and 20 percent of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 11 percent and 24 percent of total accounts receivable as of September 30, 2007 and March 31, 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $173,735 and $99,958 as of September 30, 2007 and March 31, 2007, respectively. Trade accounts receivable from Lippert Components, Inc. were 7 percent and 7 percent of total accounts receivable as of September 30, 2007 and March 31, 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $196,507 and $196,623 as of September 30, 2007 and March 31, 2007, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $477,096 and $531,676 and $968,173 and $1,096,811 for the quarters and six month periods ended September 30, 2007 and 2006, respectively. Accounts receivable from government-funded contracts represented 44 percent and 32 percent of total accounts receivable as of September 30, 2007 and March 31, 2007, respectively.
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

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of September 30, 2007, we made no provisions for interest or penalties related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.
(10)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We have recorded accounts receivable from discontinued operations of $26,266 reflecting sublease income earned but not yet paid.

The operating results of this business for the quarters and six month periods ended September 30, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net loss from the discontinued electronic products segment for the quarters and six month periods ended September 30, 2007 and 2006 was zero and $14,640 and zero and $16,752, respectively.

Liabilities and commitments of discontinued electronic products segment were zero and $13,847 at September 30, 2007 and March 31, 2007, respectively.
(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2007 and 2006, respectively, issued but not yet earned common shares under our Stock Bonus Plan of 90,686 and 136,035 were being held in safekeeping by the Company. For the quarters and six month periods ended September 30, 2007 and 2006, 14,082 and zero and 17,040 and 14,584 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At September 30, 2007 and 2006, options to purchase 2,855,220 and 2,913,345 shares of common stock, respectively, and warrants to purchase 157,267, and 157,267 shares of common stock, respectively, were outstanding. For the quarters and six month periods ended September, 2007 and 2006, respectively, options and warrants for 1,573,683 and 1,873,798 and 1,179,705 and 1,578,262 shares, respectively, were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 425,721 and 213,000 and 476,199 and 458,126 shares of common stock for the quarters and six month periods ended September 30, 2007 and 2006, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(12)	Segments

At September 30, 2007, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. As discussed in note 10, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment, administrative time devoted to each segment by senior management, and square footage occupied by each segment. The percentages allocated to the technology segment and power products segment were 75 percent and 25 percent for the quarter and six month periods ended September 30, 2007, and were 52 percent and 48 percent for the quarter and six month periods0 ended September 30, 2006, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $159,822 and $10,208 and $335,822 and $38,310 for the quarters and six month periods ended September 30, 2007 and 2006, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $42,391 and $46,401 and $84,781 and $92,082 for the quarters and six month periods ended September 30, 2007 and 2006, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2007:
		Power
	Technology	Products	Total
Revenue	$1,206,572	784,019	1,990,591
Interest income	118,343	2,335	120,678
Interest expense	-	(10,353)	(10,353)
Depreciation and amortization	(58,083)	(52,535)	(110,618)
Segment loss from continuing operations	(952,951)	(186,943)	(1,139,894)
Assets of continuing operations	14,162,219	3,670,532	17,832,751
Expenditures for long-lived segment assets	(108,035)	(128,468)	(236,503)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended September 30, 2006:
		Power
	Technology	Products	Total
Revenue	$1,130,528	483,690	1,614,218
Interest income	116,830	729	117,559
Interest expense	-	(12,160)	(12,160)
Depreciation and amortization	(67,538)	(41,164)	(108,702)
Segment loss from continuing operations	(695,161)	(169,769)	(864,930)
Assets of continuing operations	11,365,226	3,169,017	14,534,243
Expenditures for long-lived segment assets	(31,787)	(48,094)	(79,881)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six month period ended September 30, 2007:
		Power
	Technology	Products	Total
Revenue	$1,910,946	1,534,097	3,445,043
Interest income	239,819	4,298	244,117
Interest expense	-	(21,253)	(21,253)
Depreciation and amortization	(113,535)	(103,259)	(216,794)
Segment loss from continuing operations	(1,937,541)	(331,104)	(2,268,645)
Assets of continuing operations	14,162,219	3,670,532	17,832,751
Expenditures for long-lived segment assets	(227,289)	(167,761)	(395,050)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six month period ended September 30, 2006:
		Power
	Technology	Products	Total
Revenue	$2,010,160	905,390	2,915,550
Interest income	235,919	2,292	238,211
Interest expense	-	(24,587)	(24,587)
Depreciation and amortization	(134,667)	(71,999)	(206,666)
Segment loss from continuing operations	(1,301,208)	(349,406)	(1,650,614)
Assets of continuing operations	11,365,226	3,169,017	14,534,243
Expenditures for long-lived segment assets	(117,020)	(208,519)	(325,539)
(13)	Commitments and Contingencies

Employment Agreements

The Company has entered into Employment Agreements with Messrs. Rankin, French, Burton and Lutz pursuant to which each has agreed to serve in his present capacity for a five year term expiring on August 22, 2012. Pursuant to the Employment Agreements, Messrs. Rankin, French, Burton and Lutz shall receive an annual base salary of $301,600, $199,292, $167,405 and $134,000, respectively. Each executive also receives the use of an automobile and may receive bonuses, stock awards and stock options.

Messrs. Rankin and French's Employment Agreements provide that if employment is terminated by the Company or the executive without cause during or after the term of the agreement or upon retirement after attaining age 62 1/2, the officer shall receive 24 months salary. If the officer voluntarily terminates his employment after attaining twenty years of service as an officer and provides at least six months notice, he shall receive one month of pay for each year of service as an officer up to a maximum payment of 24 months pay. If the executive has less than twenty years of service or does not provide at least six months notice, he shall receive three months salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause.

Messrs. Burton and Lutz's Employment Agreements provide that if employment is terminated by the Company or the executive without cause during or after the term of the agreement, the officer shall receive the greater of six months pay or one month of pay for each year of service as an officer. If the officer voluntarily terminates his employment and provides at least six months notice, he shall receive six months pay. If the executive does not provide at least six months notice, he shall receive two months salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause. If the Executive provides at least six months notice of his voluntary retirement after attaining 62 1/2 years of age, executive shall receive a total payment consisting of one month of pay for each year of service as an officer plus six months of pay, up to a maximum total payment of 24 months pay.

Messrs. Rankin, French, Burton and Lutz's Employment Agreements provide that upon termination by the Company following a hostile change of control of the Company, the officer shall receive twice the payment due on a termination by the Company in the absence of a change of control. If an officer dies during employment, his estate shall receive three months compensation. If the officer elects to retire at 62 1/2 years of age or upon attaining 20 years of service with the Company, the officer shall be entitled to continue to participate in the Company's group health insurance plan (at the same cost as employees) until attaining age 65.

The employment agreements further provide that the Company shall maintain at its expense, life insurance coverage on Messrs. Rankin and French payable to their designees in an amount equal to three times the annual compensation payable to each executive.

The aggregate future base salary payable to these four executive officers under the Employment Agreements over their remaining 59 month term is $3,944,627. In addition, the Company has recorded a long-term liability of $943,637 representing the potential future compensation payable to Messrs. Rankin and French under the retirement and voluntary termination provisions of their Employment Agreements.

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

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the status of our agreements with Phoenix Motorcars, Inc., improvements in our financial performance, the development of markets for our products and the adequacy of our cash balances and liquidity to meet future operating needs. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5. Other Information.

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

Revenue from funded engineering activities for the quarter ended September 30, 2007 declined to $581,429 versus $679,126 for the fiscal quarter ended September 30, 2006, due to the application of engineering personnel to product sales orders and production engineering activities. Product sales revenue for the fiscal quarter ended September 30, 2007 rose to $1,409,162 versus $935,092 for the fiscal quarter ended September 30, 2006, primarily as a result of shipments against volume production orders. On October 30,2007 we were notified by Phoenix Motorcars, Inc. of their intention to cancel the Purchase and Supply Agreement with us and an associated purchase order to buy $9.25 million of our products, due to significant issues at Phoenix Motorcars, Inc. unrelated to our performance.  We believe that a substantial portion of the purchase order is not subject to cancellation.  Accordingly, we expect to hold discussions with Phoenix to obtain additional information regarding their position and pursue a satisfactory resolution.  As of the date of this report, all accounts receivable from Phoenix for prior deliveries under these agreements have been collected.

During the first quarter we completed a private placement of 1,250,000 shares of common stock to Heartland Value Fund and Turn of the Tide, a Wisconsin Limited Partnership. Net cash proceeds from the transaction were approximately $5.2 million. As a result, our cash and short-term investments increased to $11,075,008 at September 30, 2007 versus $7,934,005 at March 31, 2007.

Loss from continuing operations for the quarter ended September 30, 2007 was $1,139,894, or $0.04 per common share, versus a loss of $864,930, or $0.04 per common share for the comparable quarter last year, reflecting higher research and development expenditures, additional expenses from our growing investment in production engineering activities and compensation expense arising from amendments to the employment agreements of Messrs. Rankin and French.

Loss from continuing operations for the six month period ended September 30, 2007 was $2,268,645 or $0.09 per common share, versus a loss of $1,650,614, or $0.07 per common share for the comparable period last year, reflecting higher levels of research and development and production engineering expenditures and compensation expense arising from amendments to the employment agreements of Messrs. Rankin and French.

In May 2004, we divested a contract electronics manufacturing business. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed nil per common share to our consolidated net loss for the quarter and six month periods ended September 30, 2007 and 2006.

We believe our existing cash and short-term investments, which amounted to approximately $11.1 million at September 30, 2007, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2008 and beyond, however, if our growth continues to accelerate, or is greater than what we currently anticipate we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2007 were $11,075,008 and working capital (the excess of current assets over current liabilities) was $12,203,893 compared with $7,934,005 and $8,909,577, respectively, at March 31, 2007. The increase in cash and short-term investments and working capital is primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter which resulted in net cash proceeds of approximately $5,183,677, offset by higher operating losses, higher levels of inventories, prepaid and other current assets, and investments in property and equipment.

Accounts receivable increased $408,497 to $1,843,183 at September 30, 2007 from $1,434,686 at March 31, 2007. The increase is primarily attributable to increased product shipments. Substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at September 30, 2007 and similarly, no allowance for bad debts was deemed necessary at March 31, 2007.

Costs and estimated earnings on uncompleted contracts increased $15,643 to $203,556 at September 30, 2007 versus $187,913 at March 31, 2007. The increase is due to less favorable billing terms on certain contracts in process at September 30, 2007 versus March 31, 2007. Estimated earnings on contracts in process increased to $282,266 or 9.4 percent of contracts in process of $3,002,785 at September 30, 2007 compared to estimated earnings on contracts in process of $155,436 or 7.5 percent of contracts in process of $2,071,818 at March 31, 2007. The increase in estimated margins on contracts in process is attributable to improved overhead absorption.

Inventories increased $114,653 to $1,014,538 at September 30, 2007 principally due to higher levels of scheduled product shipments and higher levels of raw material inventories associated with the sourcing of parts internationally, offset by decreased levels of finished goods inventories due to shipments of auxiliary motors.

Prepaid expenses and other current assets increased to $318,516 at September 30, 2007 from $279,343 at March 31, 2007 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $236,388 and $364,351 for the acquisition of property and equipment during the quarter and six month period ended September 30, 2007, respectively, compared to $77,481 and $319,367 during the comparable quarter and six month period last fiscal year. The increase in capital expenditures for the quarter and six month period is primarily due to increased purchases of manufacturing equipment and building improvements.

Patent and trademark costs increased $2,881 to $485,184 at September 30, 2007 versus $482,303 at March 31, 2007 primarily due to the initiation of two new patent applications, offset by the systematic amortization of patent issuance costs.

Accounts payable decreased $433,904 to $549,027 at September 30, 2007 from $982,931 at March 31, 2007, primarily due to improved payment processing during the quarter.

Other current liabilities decreased $23,130 to $321,822 at September 30, 2007 from $344,952 at March 31, 2007. The decrease is primarily attributable to lower levels of customer deposits and accrued royalties.

Short-term deferred compensation under executive employment agreements increased to $340,437 at September 30, 2007 from $149,325 at March 31, 2007 reflecting an amendment to an executive employment agreement during the second quarter which accelerated the recording of future severance obligations under the agreement.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $651,005 to $963,542 at September 30, 2007 from $312,537 at March 31, 2007 reflecting accelerated billings on certain engineering contracts in process at September 30, 2007 in advance of the performance of the associated work versus March 31, 2007.

Long-term debt, less current portion decreased $51,931 to $470,994 at September 30, 2007 from $522,925 at March 31, 2007 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased to $603,200 at September 30, 2007 from $396,214 at March 31, 2007 reflecting an amendment to an executive employment agreement during the second quarter which accelerated the recording of future severance obligations under the agreement.

Common stock and additional paid-in capital increased to $265,089 and $76,948,320, respectively, at September 30, 2007 compared to $251,769 and $71,376,462 at March 31, 2007. The increases were primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter this fiscal year and the recording of non-cash share based payments under Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment ("SFAS 123(R)"). See also note 2 to the consolidated financial statements.

Results of Continuing Operations

Quarter ended September 30, 2007

Continuing operations for the quarter ended September 30, 2007, resulted in a loss of $1,139,894, or $0.04 per common share, compared to a loss from continuing operations of $864,930, or $0.04 per common share for the comparable period last year. The increase in the current year loss from continuing operations is primarily attributable to higher research and development and production engineering expenditures and compensation expense arising from amendments to the employment agreements of Messrs. Rankin and French.

Revenue from contract services decreased $97,697, or 14.4 percent, to $581,429 for the quarter ended September 30, 2007 versus $679,126 for the comparable quarter last year. The decrease is attributable to the increased allocation of engineering resources to product sales orders and production engineering activities during the quarter ended September 30, 2007.

Product sales for the second quarter increased to $1,409,162, compared to $935,092 for the comparable period last year reflecting increased product revenue in both of the Company's business segments. Power products segment revenue for the quarter ended September 30, 2007 increased $300,329 to $784,019 compared to $483,690 for the comparable quarter last fiscal year due to increased production levels for auxiliary motors and the launch of production of electric propulsion systems and DC-to-DC converters for Phoenix Motorcars. Technology segment product revenue for the quarter ended September 30, 2007 increased $173,741 to $625,143, compared to $451,402 for the quarter ended September 30, 2006 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended September 30, 2007 increased to 18.3 percent compared to 7.5 percent for the quarter ended September 30, 2006 due to increased gross profit margin on contract services and product sales. Gross profit on contract services increased to 28.0 percent during the second quarter this fiscal year compared to 9.7 percent for the quarter ended September 30, 2006 due to improved program execution during the current quarter. Gross profit margin on product sales for the second quarter this year increased to 14.3 percent compared to 6.0 percent for the second quarter last year. The improvement is primarily due to improved overhead absorption due to higher production levels during the current quarter.

Research and development expenditures for the quarter ended September 30, 2007 increased to $128,175 compared to $79,330 for the quarter ended September 30, 2006. The increase is primarily due to increased levels of internally funded software development projects.

Production engineering costs were $403,422 for the second quarter versus $232,517 for the second quarter last fiscal year. The increase is attributable to production engineering activities related to the launch of production for the Phoenix Motorcars all-electric sport utility truck program.

Selling, general and administrative expense for the quarter ended September 30, 2007 was $1,082,529 compared to $780,322 for the same quarter last year. The increase is attributable to the amendment of executive employment agreements in the second quarter which accelerated the expensing of deferred compensation associated with the severance provisions of these agreements.

Interest income rose to $120,683 for the quarter ended September 30, 2007 versus $117,559 for the same period last fiscal year. The increase is attributable to higher invested cash balances.

Interest expense decreased to $10,353 for the quarter ended September 30, 2007 compared to $12,160 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Six Months Ended September 30, 2007

Continuing operations for the six month period ended September 30, 2007, resulted in a loss of $2,268,645, or $0.09 per common share, compared to a loss from continuing operations of $1,650,614, or $0.07 per common share for the comparable period last year. The increase in the loss from continuing operations for the six month period is primarily attributable to higher levels of research and development and production engineering expenses and compensation expense arising from amendments to the employment agreements of Messrs. Rankin and French.

Revenue from contract services decreased $407,301 or 27 percent to $1,096,179 for the six month period ended September 30, 2007 compared to $1,503,480 for the comparable period last year. The decrease is attributable to the increased allocation of engineering resources to product sales orders and production engineering activities during the six month period ended September 30, 2007.

Product sales for the six month period ended September 30, 2007 rose 66 percent to $2,348,864 compared to $1,412,070 for the comparable period last year. Power Products segment revenue for the six month period ended September 30, 2007 increased to $1,534,097 compared to $905,390 for the comparable period last year. The increase is principally attributable to higher revenue from vehicle auxiliary motors and the launch of production of electric propulsion systems and DC-to-DC converters for Phoenix Motorcars. Technology segment product revenue for the six month period ended September 30, 2007 increased to $814,767 compared to $506,680 for the comparable period last year due to higher levels of low volume product shipments.

Gross profit margins for the six month period ended September 30, 2007 rose to 11.4 percent compared to a 8.4 percent for the comparable period last year primarily due to improved overhead absorption associated with increasing product revenue levels. Gross profit margin on contract services was 19.8 percent for the six month period ended September 30, 2007 compared to 15.6 percent for the comparable period last year. The increase is attributable to improved program execution during the current six month period. Gross profit margin on product sales for the six month period ended September 30, 2007 was 7.5 percent compared to 0.6 percent for the comparable period last year. The increase is primarily due to improved overhead absorption due to higher production levels during the current six month period.

Research and development expenditures for the six month period ended September 30, 2007 rose to $226,499 compared to $174,481 for the same period last year. The increase is primarily due to increased levels of internally funded software development projects.

Production engineering costs were $949,455 for the six month period ended September 30, 2007 versus $480,889 for the comparable six month period last year. The increase is attributable to production engineering activities related to the launch of production for the Phoenix Motorcars all-electric sport utility truck program.

Selling, general and administrative expense for the six month period ended September 30, 2007 was $1,712,365 compared to $1,452,839 for the same period last year. The increase is attributable to the amendment of executive employment agreements in the second quarter which accelerated the expensing of deferred compensation associated with the severance provisions of these agreements.

Interest income rose to $244,122 for the six month period ended September 30, 2007 compared to $238,211 for the comparable period last year. The increase is attributable to higher invested balances during the current period.

Interest expense decreased to $21,253 for the six month period ended September 30, 2007 versus $24,587 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We have recorded accounts receivable from discontinued operations of $26,266 reflecting sublease income earned but not yet paid.

The operating results of this business for the quarter and six month periods ended September 30, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from the discontinued electronic products segment for the quarter and six month periods ended September 30, 2007 and 2006 was zero and $16,752, respectively. See also Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the six month period ended September 30, 2007 were adequate to meet operating needs. At September 30, 2007, we had working capital (the excess of current assets over current liabilities) of $12,203,893 compared to $8,909,577 at March 31, 2007.

For the six month period ended September 30, 2007, net cash used in operating activities of continuing operations was $1,728,075 compared to net cash used in operating activities of continuing operations of $1,867,482 for the six month period ended September 30, 2006. The decrease in cash used for the six month period ended September 30, 2007 is primarily attributable to higher levels of billings in excess of costs and estimated earnings on uncompleted contracts, offset by higher levels of inventories and operating losses.

Net cash used in investing activities of continuing operations for the six month period ended September 30, 2007 was $1,686,786 compared to $1,065,904 for the comparable six month period last year. The increase for the current six month period is attributable to higher levels of purchases of short-term investments, and expenditures for capital equipment versus the comparable period last year.

Net cash provided by financing activities of continuing operations was $5,224,708 for the six month period ended September 30, 2007 versus $1,003,058 for the same period last fiscal year. The increase is attributable to the completion of a private placement in the first quarter this year.

We expect our working capital requirements to increase during fiscal 2008 due to expected growth in our total revenue. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan; our planned working capital requirements may consume a substantial portion of our existing cash resources. In addition, we have begun, and expect to continue, to make substantial investments from our available cash resources in human resources, manufacturing facilities and equipment, production and application engineering. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2007:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 573,340	102,346	470,994	-	-
Operating lease obligations	29,700	29,700	-	-	-
Purchase obligations	2,421,506	2,421,506	-	-	-
Deferred compensation under
executive employment agreements	943,637	340,437	603,200	-	-
Total	$ 3,968,183	2,893,989	1,074,194	-	-

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness we have not established a reserve at September 30, 2007 and March 31, 2007 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2007 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of September 30, 2007, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in alerting them in a timely manner about material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

During this fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.	OTHER INFORMATION toc

We received a purchase order dated January 8, 2007 from Phoenix Motorcars, Inc. in the amount of $9.25 million for the purchase of 500 propulsion systems and DC-to-DC converters.  On January 12, 2007 we completed a Purchase and Supply Agreement with Phoenix Motorcars, Inc. that specifies the terms and conditions of our supply relationship with Phoenix.  On October 30, 2007 we were notified by Phoenix Motorcars, Inc. of their intention to cancel the Purchase and Supply Agreement with us and an associated purchase order to buy $9.25 million of our products, due to significant issues at Phoenix Motorcars, Inc. unrelated to our performance.  We believe that a substantial portion of the purchase order is not subject to cancellation.  Accordingly, we expect to hold discussions with Phoenix to obtain additional information regarding their position and pursue a satisfactory resolution.

PART II-OTHER INFORMATION                                                                                                                 toc
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
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS toc

The annual meeting of our shareholders was held on August 22, 2007. The following is a summary of the matters submitted to a vote of security holders and  the results of the voting thereon:

Proposal 1: Election of Directors

	For	Withhold Authority
William G. Rankin	16,994,364	4,220,077
Ernest H. Drew	19,347,314	1,867,127
Stephen J. Roy	19,368,244	1,846,197
Jerome H. Granrud	19,365,988	1,848,453
Donald W. Vanlandingham	19,349,194	1,865,247

Proposal 2: Proposal to Ratify the Appointment of Grant Thornton, L.L.P. to Act as Independent Auditors for the Fiscal Year Ending March 31, 2008.

For	Against	Abstain
20,984,249	194,868	35,324

Total Voted Shares Represented in Person and by Proxy		21,214,441
Outstanding Votable Shares:		26,574,717
Percentage of the Outstanding Votable Shares:		79.83%

ITEM 5.	OTHER INFORMATION toc

Risk Factors

Before investing in our securities you should carefully consider the following factors and other information in this document and the information incorporated by reference.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses. For the quarters and six month periods ended September 30, 2007 and 2006, our net loss was $1,139,894 and $879,570 and $2,268,645 and $1,667,366, respectively. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005

Net loss	$ 3,431,357	$ 2,784,970	$ 1,868,896

We have had accumulated deficits as follows:

September 30, 2007	$ 62,705,760

March 31, 2007	$ 60,437,115

March 31, 2006	$ 56,796,847

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarters and six month periods ended September 30, 2007 was $1,139,894 and $2,268,645 versus a net loss for the comparable quarters and six month periods last year of $879,570 and $1,667,366, respectively. At September 30, 2007, our cash and short-term investments totaled $11,075,008. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding amendments to the employment agreements of William G. Rankin and Donald A. French and the execution of employment agreements with Ronald M. Burton and Jon Lutz filed September 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant

Date: October 31, 2007	/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and Accounting Officer)