Form 10-Q
period 2007-12-31
UQM TECHNOLOGIES INC
filed 2008-01-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share on January 28, 2008 was 26,806,508.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

TOC

ITEM 1.	FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC

	December 31, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 4,425,729	1,952,177
Short-term investments	6,150,190	5,981,828
Accounts receivable	1,217,732	1,434,686
Accounts receivable from discontinued operations	27,892	76,097
Costs and estimated earnings in excess of billings on
uncompleted contracts	319,758	187,913

Inventories	973,757	899,885
Prepaid expenses and other current assets	229,147	279,343

Total current assets	13,344,205	10,811,929

Property and equipment, at cost:
Land	181,580	181,580
Building	2,428,895	2,306,154
Machinery and equipment	3,433,862	3,152,296
	6,044,337	5,640,030
Less accumulated depreciation	(3,237,159)	(2,977,305)

Net property and equipment	2,807,178	2,662,725

Patent and trademark costs, net of accumulated
amortization of $664,048 and $622,320	471,604	482,303

Other assets	55,237	55,650

Total assets	$ 16,678,224	14,012,607

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	December 31, 2007	March 31, 2007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 462,440	982,931
Other current liabilities	317,804	344,952
Current portion of long-term debt	104,168	98,760
Short-term deferred compensation under executive employment
agreements	359,667	149,325

Liabilities and commitments of discontinued operations	-	13,847
Billings in excess of costs and estimated earnings on
uncompleted contracts	697,833	312,537

Total current liabilities	1,941,912	1,902,352

Long-term debt, less current portion	444,236	522,925
Long-term deferred compensation under executive employment agreements	630,937	396,214

	1,075,173	919,139

Total liabilities	3,017,085	2,821,491

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,521,948 and 25,176,889 shares
issued and outstanding	265,220	251,769
Additional paid-in capital	77,408,675	71,376,462
Accumulated deficit	(64,012,756)	(60,437,115)

Total stockholders' equity	13,661,139	11,191,116

Total liabilities and stockholders' equity	$ 16,678,224	14,012,607

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC
	Quarter Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Contract services	$ 640,020	720,835	1,736,199	2,224,315
Product sales	1,074,838	1,005,691	3,423,702	2,417,761
	1,714,858	1,726,526	5,159,901	4,642,076

Operating costs and expenses:
Costs of contract services	492,951	707,773	1,372,539	1,976,028
Costs of product sales	948,337	865,567	3,120,987	2,268,891
Research and development	126,919	110,919	353,418	285,400
Production engineering	397,622	219,071	1,347,077	699,960
Selling, general and administrative	1,188,852	735,785	2,901,217	2,188,624
	3,154,681	2,639,115	9,095,238	7,418,903

Loss from continuing operations before other
income (expense)	(1,439,823)	(912,589)	(3,935,337)	(2,776,827)

Other income (expense):
Interest income	120,016	106,041	364,138	344,252
Interest expense	(10,028)	(11,749)	(31,281)	(36,336)
Gain on sale of property and equipment	6,986	-	10,986	-
	116,974	94,292	343,843	307,916

Loss from continuing operations	(1,322,849)	(818,297)	(3,591,494)	(2,468,911)

Discontinued operations - income (loss) from
operations of discontinued electronic
products segment	15,853	(5,722)	15,853	(22,474)

Net loss	$(1,306,996)	(824,019)	(3,575,641)	(2,491,385)

Net loss per common share - basic and diluted
Continuing operations	$ (.05)	(.03)	(.14)	(.10)
Discontinued operations	-	-	-	-
	$ (.05)	(.03)	(.14)	(.10)

Weighted average number of shares of common
stock outstanding - basic and diluted	26,517,104	25,143,051	26,088,165	25,102,663

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

TOC
	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities of continuing operations:
Net loss	$(3,575,641)	(2,491,385)
Loss (income) from discontinued operations	(15,853)	22,474
Loss from continuing operations	(3,591,494)	(2,468,911)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	325,541	309,836
Gain on disposal of property and equipment	(10,986)	-
Non-cash compensation expense for common stock
issued for services	767,924	759,057
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	85,109	(739,344)
Inventories	(73,872)	(231,549)
Prepaid expenses and other current assets	50,196	(101,843)
Other assets	1,548	-
Accounts payable and other current liabilities	(547,639)	35,465
Billings in excess of costs and estimated earnings on
uncompleted contracts	385,296	217,331
Deferred compensation under executive employment
agreements	445,065	97,788
Net cash used in operating activities	(2,163,312)	(2,122,170)

Cash flows from investing activities of continuing operations:
Purchases of short-term investments, net	(168,362)	(205,554)
Increase in other long-term assets	(1,135)	-
Acquisition of property and equipment	(431,768)	(371,677)
Proceeds from sale of property and equipment	14,487	-
Increase in patent and trademark costs	(31,028)	(6,397)
Net cash used in investing activities	(617,806)	(583,628)

Cash flows from financing activities of continuing operations:
Repayment of debt	(73,281)	(68,242)
Issuance of common stock in private placement, net of placement
costs	5,183,677	-
Issuance of common stock upon exercise of stock options	56,675	614,072
Issuance of common stock upon exercise of warrants	-	427,795
Issuance of common stock under employee stock purchase plan	37,388	6,195
Net cash provided by financing activities	5,204,459	979,820

Net cash provided by (used in) continuing operations	2,423,341	(1,725,978)

Discontinued operations - net cash provided by (used in) operating
activities	50,211	(130,834)

Increase (decrease) in cash and cash equivalents	2,473,552	(1,856,812)
Cash and cash equivalents at beginning of period	1,952,177	4,076,806
Cash and cash equivalents at end of period	$ 4,425,729	2,219,994

Supplemental cash flow information:
Interest paid in cash during the period	$ 31,523	36,561

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

Stock Option Plans

As of December 31, 2007 we had 1,190,081 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were options to purchase zero and 106,159 shares and zero and 119,605 shares of common stock granted under the Plan during the quarters and nine month periods ended December 31, 2007 and 2006, respectively. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2007, we had 302,523 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were options to purchase 57,918 and 81,957 shares and zero and 23,739 shares of common stock granted under the Directors Plan during the quarters and nine month periods ended December 31, 2007 and 2006, respectively. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. We have reserved 91,317 shares of common stock for issuance under the Stock Purchase Plan. During the quarters and nine month periods ended December 31, 2007 and 2006, we issued 1,302 and 13,584, and zero and 1,883 shares of common stock, respectively, under the Stock Purchase Plan.

Stock Bonus Plan

We have a stock bonus plan administered by the Board of Directors, under which 201,851 shares of common stock are available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were 204,558 and 204,558 and zero and 149,735 shares granted under the plan during the quarters and nine month periods ended December 31, 2007 and 2006, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense for the quarters and nine month periods ended December 31, 2007 and December 31, 2006 was $455,799 and $767,924, and $284,674 and $759,057, respectively. The following table shows the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Costs of contract services	$ 28,867	36,038	84,072	109,384
Costs of product sales	15,884	14,007	41,451	34,780
Research and development	6,483	8,831	19,142	20,059
Production engineering	34,007	29,679	93,898	84,337
Selling, general and administrative	370,558	196,119	529,361	510,497
	$ 455,799	284,674	767,924	759,057

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2007 and 2006 was insignificant.

All shares granted under the non-employee director stock option plan are vested. A summary of the status of non-vested shares under the incentive and non-qualified option plans as of December 31, 2007 and 2006 and changes during the quarters and nine month periods ended December 31, 2007 and 2006 is presented below:

	Periods Ending December 31, 2007		Periods Ending December 31, 2006
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at March 31	554,940	$ 1.71	926,197	$ 1.61
Granted	-	-	-	-
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,387)	$ 2.01	(14,481)	$ 1.17
Non-vested at June 30	542,553	$ 1.70	901,716	$ 1.61
Granted	106,159	$ 1.89	119,605	$ 1.53
Vested	(39,702)	$ 1.52	-	-
Forfeited	(2,000)	$ 1.61	(48,276)	$ 1.59
Non-vested at September 30	607,010	$ 1.75	973,045	$ 1.60
Granted	-	-	-	-
Vested	(246,455)	$ 1.63	(252,117)	$ 1.63
Forfeited	(2,000)	$ 1.61	-	-
Non-vested at December 31	358,555	$ 1.83	720,928	$ 1.60

As of December 31, 2007 and 2006, there was $388,615 and $666,568, respectively, of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of eighteen months. The total fair value of stock options that vested during the quarters and nine month periods ended December 31, 2007 and 2006 was $401,180 and $482,361 and $410,898 and $431,898, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of December 30, 2007 and 2006 and changes during the quarters and nine month periods ended December 31, 2007 and 2006 is presented below:

	Periods Ending December 31, 2007		Periods Ending December 31, 2006
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Option	Fair Value
Non-vested at March 31	136,035	$ 3.20	-	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested at June 30	136,035	$ 3.20	-	-
Granted	-	-	149,735	$ 3.20
Vested	(45,349)	$ 3.20	(12,500)	$ 3.20
Forfeited	-	-	(1,200)	$ 3.20
Non-vested at September 30	90,686	$ 3.20	136,035	$ 3.20
Granted	204,558	$ 3.40	-	-
Vested	(11,764)	$ 3.40	-	-
Forfeited	-	-	-	-
Non-vested at December 31	283,480	$ 3.34	136,035	$ 3.20

As of December 31, 2007 and 2006 there was $511,140 and $183,810 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2007 is expected to be recognized over a weighted average period of ten months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and nine months ended December 31, 2007 and 2006 was $39,998 and $185,115 and zero and $40,000, respectively.

During the quarters and nine month periods ended December 31, 2007 and 2006, respectively, options to acquire 57,918 and 188,116, and zero and 143,344, shares of common stock were granted under our Equity Incentive and Non-Employee Director Stock Option Plans, respectively. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarters and nine month periods ended December 31, 2007 and 2006, respectively, were based on estimates at the date of grant as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Weighted average estimated fair
value of grant	$ 3.40 Per option	N/A	$ 3.52 Per option	$ 1.45 Per option
Expected life (in years)	2.0 years	N/A	3.3 years	3.4 years
Risk free interest rate	4.0%	N/A	4.3%	4.9%
Expected volatility	56.4%	N/A	60.0%	59.5%
Expected dividend yield	0.0%	N/A	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life.

Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2007 under our incentive and non-qualified stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	2,692,400	$ 4.33
Granted	-	-
Exercised	(1,599)	$ 2.41		$ 2,942
Forfeited	(3,579)	$ 2.68
Outstanding at June 30, 2007	2,687,222	$ 4.33	5.4 years	$ 2,070,665
Granted	106,159	$ 3.57
Exercised	(4,245)	$ 2.41		$ 8,193
Forfeited	(2,000)	$ 3.57
Outstanding at September 30, 2007	2,787,136	$ 4.30	5.2 years	$ 1,343,718
Granted	-	-
Exercised	-	-
Forfeited	(2,000)	$ 3.57

Outstanding at December 31, 2007	2,785,136	$ 4.30	5.0 years	$ 1,006,016

Exercisable at December 31, 2007	2,426,581	$ 4.41	4.6 years	$ 970,820

Vested and expected to vest at December 31, 2007	2,748,254	$ 4.31	5.0 years	$ 1,004,380
Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2006 under our incentive and non-qualified stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	-
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26
Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535
Granted	119,605	$ 3.20
Exercised	-	-
Forfeited	(99,758)	$ 5.61
Outstanding at September 30, 2006	2,830,325	$ 4.26	6.0 years	$ 330,706
Granted	-	-
Exercised	-	-
Forfeited	(11,666)	$ 2.17

Outstanding at December 31, 2006	2,818,659	$ 4.27	5.7 years	$ 307,679

Exercisable at December 31, 2006	2,097,731	$ 4.66	4.8 years	$ 200,686

Vested and expected to vest at December 31, 2006	2,756,475	$ 4.29	5.7 years	$ 305,187

The total intrinsic value of options exercised under the plan during the quarters and nine month periods ended December 31, 2007 and 2006 was zero and 11,135 and zero and $306,117, respectively.
Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2007 under our non-employee director stock option plan is as follows:
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Granted	24,039	$ 3.57
Exercised	(18,518)	$ 2.30		$ 21,111
Forfeited	(9,259)	$ 2.30
Outstanding at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661
Granted	57,918	$ 3.40
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614

Exercisable at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614

Vested and expected to vest at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614
Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2006 under our non-employee director stock option plan is as follows:
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2006	59,281	$ 2.90
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2006	59,281	$ 2.90	1.2 years	$ 16,666
Granted	23,739	$ 3.20
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2006	83,020	$ 2.99	1.6 years	$ 12,222
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666

Exercisable at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666

Vested and expected to vest at December 31, 2006	83,020	$ 2.99	1.4 years	$ 11,666

The total intrinsic value of options exercised under our non-employee director stock option plan during the quarters and nine month periods ended December 31, 2007 and 2006 was zero and $21,111 and zero and zero, respectively.

Cash received by us upon the exercise of stock options for the quarters and nine month periods ended December 31, 2007 and 2006 was zero and $56,675 and zero and $614,072, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments that we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with a maturity of less than one year from the balance sheet date are classified as short-term.

The amortized cost and unrealized gain or loss of our short-term investments at December 31, 2007 and March 31, 2007 were:

		December 31, 2007		March 31, 2007
		Amortized	Unrealized	Amortized	Unrealized
		Cost	Gain (Loss)	Cost	Gain (Loss)
	U.S. government and government agency securities	$ 2,537,281	(17,384)	3,391,728	(43,456)
	Commercial paper, corporate and foreign bonds	3,129,942	(22,319)	2,320,479	(41,545)
	Certificates of deposit	482,967	-	269,621	-
		$ 6,150,190	(39,703)	5,981,828	(85,001)

As of December 31, 2007 and March 31, 2007, held-to-maturity securities with a time to maturity of three to six months and six months to one year were $679,368 and $5,470,822, and $5,016,069 and $5,353,999, respectively.

(4)

At December 31, 2007, the estimated period to complete contracts in process ranged from one to 21 months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	December 31, 2007	March 31, 2007

Costs incurred on uncompleted contracts	$ 3,114,670	1,916,382
Estimated earnings	300,129	155,436
	3,414,799	2,071,818
Less billings to date	(3,792,874)	(2,196,442)
	$ (378,075)	(124,624)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 319,758	187,913
Billings in excess of costs and estimated earnings on
uncompleted contracts	(697,833)	(312,537)
	$ (378,075)	(124,624)
(5)	Inventories consist of:
	December 31, 2007	March 31, 2007

Raw materials	$ 658,822	651,988
Work-in-process	214,366	109,916
Finished products	100,569	137,981
	$ 973,757	899,885

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(6)	Other current liabilities consist of:
	December 31, 2007	March 31, 2007

Accrued payroll and employee benefits	$ 69,746	118,357
Accrued personal property and real estate taxes	79,762	42,103
Accrued warranty costs	98,315	74,850
Accrued losses on engineering contracts	11,067	14,592
Unearned revenue	24,693	61,323
Accrued royalties	23,185	24,172
Other	11,036	9,555
	$ 317,804	344,952
(7)	Stockholders' Equity
Changes in the components of shareholders' equity during the nine month period ended December 31, 2007 were as follows:
	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	Stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2007	25,176,889	$ 251,769	71,376,462	(60,437,115)	11,191,116
Issuance of common stock
upon exercise of options	24,362	244	56,431	-	56,675
Issuance of common stock
in private placement	1,250,000	12,500	5,171,177	-	5,183,677
Issuance of common stock under
employee stock purchase plan	13,584	136	37,252	-	37,388
Issuance of common stock under
the stock bonus plan	57,113	571	39,427	-	39,998
Compensation expense from
employee and director stock
option and common stock grants	-	-	727,926	-	727,926
Net loss	-	-	-	(3,575,641)	(3,575,641)
Balances at December 31, 2007	26,521,948	$ 265,220	77,408,675	(64,012,756)	13,661,139

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire 85,267 shares of common stock were outstanding at December 31, 2007 and 2006, respectively.

(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $103,664 and $342,586 and $285,459 and $425,804 for the quarters and nine month periods ended December 31, 2007 and 2006, respectively, which was 6 and 7 percent and 17 and 9 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $288,506 and $899,356 and $180,248 and $763,752 for the quarters and nine month periods ended December 31, 2007 and 2006, which was 17 and 17 percent and 10 and 16 percent of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 9 percent and 24 percent of total accounts receivable as of December 31, 2007 and March 31, 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $139,443 and $99,958 as of December 31, 2007 and March 31, 2007, respectively. Trade accounts receivable from Lippert Components, Inc. were 10 percent and 7 percent of total accounts receivable as of December 31, 2007 and March 31, 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $161,063 and $196,623 as of December 31, 2007 and March 31, 2007, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $571,934 and $1,540,107 and $573,702 and $1,670,513 for the quarters and nine month periods ended December 31, 2007 and 2006, respectively. Accounts receivable from government-funded contracts represented 18 percent and 32 percent of total accounts receivable as of December 31, 2007 and March 31, 2007, respectively.

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

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of December 31, 2007, we made no provisions for interest or penalties related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(10)	Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We have recorded accounts receivable from discontinued operations of $27,892 reflecting sublease income earned but not yet paid.

The operating results of this business for the quarters and nine month periods ended December 31, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net income from the discontinued electronic products segment for the quarter and nine month period ended December 31, 2007 was $15,853. Net loss from the discontinued electronic products segment for the quarter and nine month period ended December 31, 2006 was $5,722 and $22,474, respectively.

Liabilities and commitments of discontinued electronic products segment were zero and $13,847 at December 31, 2007 and March 31, 2007, respectively.

(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2007 and 2006, respectively, 283,480 and 136,035 shares had been issued under our Stock Bonus Plan but had not yet been earned and were being held in safekeeping by the Company. For the quarters and nine month periods ended December 31, 2007 and 2006, 9,418 and 18,236 and zero and 5,847 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At December 31, 2007 and 2006, options to purchase 2,914,756 and 2,818,659 shares of common stock, respectively, and warrants to purchase 85,267, and 157,267 shares of common stock, respectively, were outstanding. For the quarters and nine month periods ended December 31, 2007 and 2006, respectively, options and warrants for 1,647,881 and 1,501,683 and 1,779,112 and 1,503,576 shares, respectively, were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 341,928 and 428,262 and 140,359 and 366,320 shares of common stock for the quarters and nine month periods ended December 31, 2007 and 2006, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(12)	Segments

At December 31, 2007, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. As discussed in note 10, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment, administrative time devoted to each segment by senior management, and square footage occupied by each segment. The percentages allocated to the technology segment and power products segment were 75 percent and 25 percent for the quarter and nine month periods ended December 31, 2007, and were 52 percent and 48 percent for the quarter and nine month periods ended December 31, 2006, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $133,185 and $469,007 and zero and $38,280 for the quarters and nine month periods ended December 31, 2007 and 2006, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $42,391 and $127,172 and $46,041 and $138,123 for the quarters and nine month periods ended December 31, 2007 and 2006, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2007:

		Power
	Technology	Products	Total
Revenue	$1,106,553	608,305	1,714,858
Interest income	117,392	2,624	120,016
Interest expense	-	(10,028)	(10,028)
Depreciation and amortization	(54,233)	(54,514)	(108,747)
Segment loss from continuing operations	(1,064,857)	(257,992)	(1,322,849)
Assets of continuing operations	13,040,376	3,609,956	16,650,332
Expenditures for long-lived segment assets	(55,273)	(12,473)	(67,746)
The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the quarter ended December 31, 2006:
		Power
	Technology	Products	Total
Revenue	$1,078,976	647,550	1,726,526
Interest income	104,865	1,176	106,041
Interest expense	-	(11,749)	(11,749)
Depreciation and amortization	(54,383)	(48,787)	(103,170)
Segment loss from continuing operations	(745,538)	(72,759)	(818,297)
Assets of continuing operations	10,838,276	3,447,528	14,285,804
Expenditures for long-lived segment assets	(27,183)	(25,352)	(52,535)
The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine month period ended December 31, 2007:
		Power
	Technology	Products	Total
Revenue	$3,017,499	2,142,402	5,159,901
Interest income	357,216	6,922	364,138
Interest expense	-	(31,281)	(31,281)
Depreciation and amortization	(167,768)	(157,773)	(325,541)
Segment loss from continuing operations	(3,002,398)	(589,096)	(3,591,494)
Assets of continuing operations	13,040,376	3,609,956	16,650,332
Expenditures for long-lived segment assets	(282,562)	(180,234)	(462,796)
The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine month period ended December 31, 2006:
		Power
	Technology	Products	Total
Revenue	$3,089,136	1,552,940	4,642,076
Interest income	340,784	3,468	344,252
Interest expense	-	(36,336)	(36,336)
Depreciation and amortization	(189,050)	(120,786)	(309,836)
Segment loss from continuing operations	(2,046,746)	(422,165)	(2,468,911)
Assets of continuing operations	10,838,276	3,447,528	14,285,804
Expenditures for long-lived segment assets	(144,203)	(233,871)	(378,074)
(13)	Commitments and Contingencies

Employment Agreements

The Company has entered into Employment Agreements with Messrs. Rankin, French, Burton and Lutz pursuant to which each has agreed to serve in his present capacity for a five year term expiring on August 22, 2012. Pursuant to the Employment Agreements, Messrs. Rankin, French, Burton and Lutz shall receive an annual base salary of $314,000, $208,000, $180,000 and $170,000, respectively. Each executive also receives the use of an automobile and may receive bonuses, stock awards and stock options.

Messrs. Rankin and French's Employment Agreements provide that if employment is terminated by the Company or the executive without cause during or after the term of the agreement upon attaining twenty years of service as an officer, or upon retirement after attaining age 62 1/2, the officer shall receive 24 months salary. If the officer voluntarily terminates his employment after attaining twenty years of service as an officer and provides at least six months notice, he shall receive one month of pay for each year of service as an officer up to a maximum payment of 24 months pay. If the executive has less than twenty years of service or does not provide at least six months notice, he shall receive three months salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause.

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

Messrs. Rankin, French, Burton and Lutz's Employment Agreements provide that upon termination by the Company following a hostile change of control of the Company, the officer shall receive twice the payment due on a termination by the Company. If an officer dies during employment, his estate shall receive three months compensation. If the officer elects to retire at 62 1/2 years of age or upon attaining 20 years of service with the Company, the officer shall be entitled to continue to participate in the Company's group health insurance plan (at the same cost as employees) until attaining age 65.

The employment agreements further provide that the Company shall maintain at its expense, life insurance coverage on Messrs. Rankin, French, Burton and Lutz payable to their designees in an amount equal to three times the annual compensation payable to each executive.

The aggregate future base salary payable to these four executive officers under the Employment Agreements over their remaining fifty-six month term is $4,069,333. In addition, the Company has recorded a liability of $990,604 representing the potential future compensation payable to Messrs. Rankin, French, Burton and Lutz under the retirement and voluntary termination provisions of their Employment Agreements.

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

Revenue from funded engineering activities for the quarter ended December 31, 2007 declined to $640,020 versus $720,835 for the fiscal quarter ended December 31, 2006, due to the application of engineering personnel to production engineering activities. Product sales revenue for the fiscal quarter ended December 31, 2007 rose to $1,074,838 versus $1,005,691 for the fiscal quarter ended December 31, 2006, primarily as a result of increased shipments of prototype propulsion motors and controllers. On October 30, 2007 we were notified by Phoenix Motorcars, Inc. of their intention to cancel the Purchase and Supply Agreement with us and an associated purchase order to buy $9.25 million of our products, due to significant issues at Phoenix Motorcars, Inc. unrelated to our performance. During the quarter, we filed an arbitration claim against Phoenix related to $4.625 million of the order seeking financial damages against Phoenix for breach of its obligations under its agreement with us. The arbitration is currently in its preliminary stages, and a hearing has not yet been scheduled. The amount of damages, if any, recoverable from Phoenix is uncertain at this time.

During the first quarter we completed a private placement of 1,250,000 shares of common stock. Net cash proceeds from the transaction were $5,183,677. Primarily as a result of this financing transaction, our cash and short-term investments increased to $10,575,919 at December 31, 2007 versus $7,934,005 at March 31, 2007.

Loss from continuing operations for the quarter ended December 31, 2007 was $1,322,849, or $0.05 per common share, versus a loss of $818,297, or $0.03 per common share for the comparable quarter last year, reflecting higher research and development expenditures, additional expenses for production engineering activities and higher levels of cash bonuses and share based compensation during the current quarter.

Loss from continuing operations for the nine month period ended December 31, 2007 was $3,591,494 or $0.14 per common share, versus a loss of $2,468,911, or $0.10 per common share for the comparable period last year, reflecting higher levels of research and development and production engineering expenditures, higher levels of cash bonuses, and compensation expense for executive officers.

In May 2004, we divested a contract electronics manufacturing business. Operating results from this business for all periods presented have been reclassified to discontinued operations and contributed nil per common share to our consolidated net loss for the quarter and nine month periods ended December 31, 2007 and 2006.

We believe our existing cash and short-term investments, which amounted to approximately $10.6 million at December 31, 2007, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2008 and beyond, however, if our growth continues to accelerate, or is greater than what we currently anticipate we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2007 were $10,575,919 and working capital (the excess of current assets over current liabilities) was $11,402,293 compared with $7,934,005 and $8,909,577, respectively, at March 31, 2007. The increase in cash and short-term investments and working capital is primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter which resulted in net cash proceeds of $5,183,677, offset by higher operating losses, higher levels of inventories, and investments in property and equipment.

Accounts receivable decreased $216,954 to $1,217,732 at December 31, 2007 from $1,434,686 at March 31, 2007. The decrease is primarily attributable to improved collections during the quarter ended December 31, 2007. Substantially all of our accounts receivable are from customers who are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at December 31, 2007 and similarly, no allowance for bad debts was deemed necessary at March 31, 2007.

Costs and estimated earnings on uncompleted contracts increased $131,845 to $319,758 at December 31, 2007 versus $187,913 at March 31, 2007. The increase is due to less favorable billing terms on certain contracts in process at December 31, 2007 versus March 31, 2007. Estimated earnings on contracts in process increased to $300,129 or 8.8 percent of contracts in process of $3,414,799 at December 31, 2007 compared to estimated earnings on contracts in process of $155,436 or 7.5 percent of contracts in process of $2,071,818 at March 31, 2007. The increase in estimated margins on contracts in process is attributable to improved overhead absorption.

Inventories increased $73,872 to $973,757 at December 31, 2007 principally due to higher levels of scheduled low volume product shipments, offset by decreased levels of finished goods inventories due to shipments of auxiliary motors.

Prepaid expenses and other current assets decreased to $229,147 at December 31, 2007 from $279,343 at March 31, 2007 primarily due to lower levels of prepayments on capital equipment at the end of the current quarter versus the prior fiscal year end.

We invested $67,417 and $431,768 for the acquisition of property and equipment during the quarter and nine month period ended December 31, 2007, respectively, compared to $52,310 and $371,677 during the comparable quarter and nine month period last fiscal year. The increase in capital expenditures for the quarter and nine month period is primarily due to building improvements and increased purchases of manufacturing equipment.

Patent and trademark costs decreased $10,699 to $471,604 at December 31, 2007 versus $482,303 at March 31, 2007 primarily due to the systematic amortization of patent issuance costs, offset by the initiation of two new patent applications.

Accounts payable decreased $520,491 to $462,440 at December 31, 2007 from $982,931 at March 31, 2007, primarily due to an acceleration in payments during the quarter.

Other current liabilities decreased $27,148 to $317,804 at December 31, 2007 from $344,952 at March 31, 2007. The decrease is primarily attributable to lower levels of accrued payroll and employee benefits.

Short-term deferred compensation under executive employment agreements increased to $359,667 at December 31, 2007 from $149,325 at March 31, 2007 reflecting an amendment to an executive employment agreement during the second quarter which accelerated the recording of future severance obligations under the agreement.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $385,296 to $697,833 at December 31, 2007 from $312,537 at March 31, 2007 reflecting accelerated billings on certain engineering contracts in process at December 31, 2007 in advance of the performance of the associated work.

Long-term debt, less current portion decreased $78,689 to $444,236 at December 31, 2007 from $522,925 at March 31, 2007 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased to $630,937 at December 31, 2007 from $396,214 at March 31, 2007 primarily due to an amendment to an executive employment agreement during the second quarter which accelerated the recording of future severance obligations under the agreements.

Common stock and additional paid-in capital increased to $265,220 and $77,408,675, respectively, at December 31, 2007 compared to $251,769 and $71,376,462 at March 31, 2007. The increases were primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter this fiscal year and the recording of non-cash share based payments under Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment ("SFAS 123(R)"). See also note 2 to the consolidated financial statements.

Results of Continuing Operations

Quarter ended December 31, 2007

Continuing operations for the quarter ended December 31, 2007, resulted in a loss of $1,322,849, or $0.05 per common share, compared to a loss from continuing operations of $818,297, or $0.03 per common share for the comparable period last year. The increase in the current year loss from continuing operations is primarily attributable to higher research and development, production engineering expenditures and cash and share based compensation during the current quarter.

Revenue from contract services decreased $80,815, or 11.2 percent, to $640,020 for the quarter ended December 31, 2007 versus $720,835 for the comparable quarter last year. The decrease is attributable to the increased allocation of engineering resources to production engineering activities during the quarter.

Product sales for the third quarter increased to $1,074,838, compared to $1,005,691 for the comparable quarter last year. Power products segment revenue for the quarter ended December 31, 2007 decreased $39,245 to $608,305 compared to $647,550 for the comparable quarter last fiscal year due to decreased production levels for wheelchair motors, which was partially offset by increased production levels for auxiliary motors. Technology segment product revenue for the quarter ended December 31, 2007 increased $108,392 to $466,533, compared to $358,141 for the quarter ended December 31, 2006 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended December 31, 2007 increased to 16.0 percent compared to 8.9 percent for the quarter ended December 31, 2006 primarily due to increased gross profit margin on contract services. Gross profit on contract services increased to 23.0 percent during the third quarter this fiscal year compared to 1.8 percent for the quarter ended December 31, 2006 due to improved program execution during the current quarter. Gross profit margin on product sales for the third quarter this year decreased to 11.8 percent compared to 13.9 percent for the third quarter last year. The decrease in margins is attributable to lower margins on high volume product sales versus the same period last year.

Research and development expenditures for the quarter ended December 31, 2007 increased to $126,919 compared to $110,919 for the quarter ended December 31, 2006. The increase is primarily due to increased levels of internally funded software development projects.

Production engineering costs were $397,622 for the third quarter versus $219,071 for the third quarter last fiscal year. The increase is attributable to additional staffing during the current quarter.

Selling, general and administrative expense for the quarter ended December 31, 2007 was $1,188,852 compared to $735,785 for the same quarter last year. The increase is attributable to higher levels of cash bonuses and share based compensation during the current quarter.

Interest income rose to $120,016 for the quarter ended December 31, 2007 versus $106,041 for the same period last fiscal year. The increase is attributable to higher invested cash balances.

Interest expense decreased to $10,028 for the quarter ended December 31, 2007 compared to $11,749 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Nine Months Ended December 31, 2007

Continuing operations for the nine month period ended December 31, 2007, resulted in a loss of $3,591,494, or $0.14 per common share, compared to a loss from continuing operations of $2,468,911, or $0.10 per common share for the comparable period last year. The increase in the loss from continuing operations for the nine month period is primarily attributable to higher levels of research and development and production engineering expenses, and higher levels of compensation expense.

Revenue from contract services decreased $488,116 or 21.9 percent to $1,736,199 for the nine month period ended December 31, 2007 compared to $2,224,315 for the comparable period last year. The decrease is attributable to the increased allocation of engineering resources to production engineering activities during the nine month period ended December 31, 2007.

Product sales for the nine month period ended December 31, 2007 rose 41.6 percent to $3,423,702 compared to $2,417,761 for the comparable period last year. Power Products segment revenue for the nine month period ended December 31, 2007 increased to $2,142,402 compared to $1,552,940 for the comparable period last year. The increase is principally attributable to higher revenue from vehicle auxiliary motors and the shipment of electric propulsion systems and DC-to-DC converters. Technology segment product revenue for the nine month period ended December 31, 2007 increased to $1,281,300 compared to $864,821 for the comparable period last year due to higher levels of low volume product shipments.

Gross profit margins for the nine month period ended December 31, 2007 rose to 12.9 percent compared to 8.6 percent for the comparable period last year primarily due to improved overhead absorption associated with increased product revenue levels. Gross profit margin on contract services was 20.9 percent for the nine month period ended December 31, 2007 compared to 11.2 percent for the comparable period last year. The increase is attributable to improved program execution during the current nine month period. Gross profit margin on product sales for the nine month period ended December 31, 2007 was 8.8 percent compared to 6.2 percent for the comparable period last year. The increase is primarily due to improved overhead absorption due to higher production levels during the current nine month period.

Research and development expenditures for the nine month period ended December 31, 2007 rose to $353,418 compared to $285,400 for the same period last year. The increase is primarily due to increased levels of internally funded software development projects.

Production engineering costs were $1,347,077 for the nine month period ended December 31, 2007 versus $699,960 for the comparable nine month period last year. The increase is attributable to additional staffing during the current period.

Selling, general and administrative expense for the nine month period ended December 31, 2007 was $2,901,217 compared to $2,188,624 for the same period last year. The increase is attributable to increased levels of compensation and bonuses, and the amendment of executive employment agreements in the second quarter, which accelerated the recording of deferred compensation expense associated with the severance provisions of these agreements.

Interest income rose to $364,138 for the nine month period ended December 31, 2007 compared to $344,252 for the comparable period last year. The increase is attributable to higher invested balances during the current period.

Interest expense decreased to $31,281 for the nine month period ended December 31, 2007 versus $36,336 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business. We have recorded accounts receivable from discontinued operations of $27,892 reflecting sublease income earned but not yet paid.

The operating results of this business for the quarter and nine month periods ended December 31, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Net Income from the discontinued electronic products segment for the quarter and nine month periods ended December 31, 2007 was $15,853. Net loss from the discontinued electronic products segment for the comparable quarter and nine month periods ended December 31, 2006 was $5,722 and $22,474, respectively. See also Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the nine month period ended December 31, 2007 were adequate to meet operating needs. At December 31, 2007, we had working capital (the excess of current assets over current liabilities) of $11,402,293 compared to $8,909,577 at March 31, 2007.

For the nine month period ended December 31, 2007, net cash used in operating activities of continuing operations was $2,163,312 compared to net cash used in operating activities of continuing operations of $2,122,170 for the nine month period ended December 31, 2006. The increase in cash used for the nine month period ended December 31, 2007 is primarily attributable to higher levels of operating losses, lower levels of accounts payable and other current liabilities, partially offset by lower levels of accounts receivable.

Net cash used in investing activities of continuing operations for the nine month period ended December 31, 2007 was $617,806 compared to $583,628 for the comparable nine month period last year. The increase for the current nine month period is attributable to higher levels of expenditures for capital equipment versus the comparable period last year.

Net cash provided by financing activities of continuing operations was $5,204,459 for the nine month period ended December 31, 2007 versus $979,820 for the same period last fiscal year. The increase is attributable to the completion of a private placement in the first quarter this year.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2007:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 548,404	104,168	444,236	-	-
Operating lease obligations	14,850	14,850	-	-	-
Purchase obligations	1,964,933	1,964,933	-	-	-
Deferred compensation under
executive employment agreements	990,604	359,667	628,000	-	2,937
Total	$ 3,518,791	2,443,618	1,072,236	-	2,937

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our accounts receivable are from customers who are large well-established companies with excellent credit worthiness we have not established a reserve at December 31, 2007 and March 31, 2007 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2007 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). These standards goal are to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning April 1, 2009. We have not yet determined the impact of adopting these standards.

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

TOC

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of December 31, 2007, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in alerting them in a timely manner about material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

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

We have incurred significant net losses. For the quarters and nine month periods ended December 31, 2007 and 2006, our net loss was $1,306,996 and $3,575,641 and $824,019 and $2,491,385, respectively. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005

Net loss	$ 3,431,357	$ 2,784,970	$ 1,868,896

We have had accumulated deficits as follows:
December 31, 2007	$ 64,012,756

March 31, 2007	$ 60,437,115

March 31, 2006	$ 56,796,847

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter and nine month period ended December 31, 2007 was $1,306,996 and $3,575,641 versus a net loss for the comparable quarter and nine month period last year of $824,019 and $2,491,385, respectively. At December 31, 2007, our cash and short-term investments totaled $10,575,919. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding changes to the compensation of Messrs. William G. Rankin, Donald A. French, Ronald M. Burton and Jon Lutz filed November 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: January 29, 2008
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and Accounting Officer)