Form 10-K
period 2008-03-31
UQM TECHNOLOGIES INC
filed 2008-05-22
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $62,747,153 (based on the May 20, 2008 closing price of Common Stock of $2.40 per share as reported on the American Stock Exchange). As of May 20, 2008, there were 26,810,217 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document of the Registrant	Form 10-K Reference Locations
Portions of the 2008 Proxy Statement	Part III

PART I
TOC
ITEM 1.	BUSINESS

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

General

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. Our primary focus is incorporating our advanced technology into products aimed at emerging markets for electrically propelled vehicles that are expected to experience rapid growth as well as selected existing commercial markets. We operate our business in two segments: 1) technology - which encompasses the further advancement and application of our proprietary motors, generators, power electronics and software; and 2) power products - which encompasses the manufacture of motors, generators, power electronic controllers and related products. Our $0.01 par value common stock trades on the American, Chicago, Pacific, Berlin and Frankfurt stock exchanges under the symbol "UQM."

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

The typical architecture of a UQM® motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth permanent magnets are mounted on the outer circumference. The stator is affixed to an aluminum housing containing a mounting ring and bearings, which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor, producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM® machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of neodymium-iron-boron ("NdFeB") magnet material in a wide range of consumer devices such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing us to price our advanced motors and controls competitively with lesser performing conventional motors, which we believe will accelerate the rate of commercialization of our technology.

Attributes of our permanent magnet motor technology include brushless electronic commutation, a relatively large air-gap dimension (useful for hybrid electric applications where the motor is integrated with an engine or transmission), the use of powerful rare earth NdFeB magnet material, good heat rejection, low iron and copper content and low mechanical losses. As a result, UQM® motors have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (up to 500 amps at 400 volts), four-quadrant control (forward/reverse and motoring/generation), reduced switching losses, adaptive switch timing control and controller area network ("CAN") capability. As a result, UQM® controllers have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging.

The UQM® embedded DSP software is the intelligence that coordinates the interaction between the motor and motor controller, as well as interfacing with a vehicle controller. Software control algorithms are a key piece of the Company's intellectual property portfolio. One aspect of the software is a patented method of control referred to as Phase Timing Advancement that enables UQM® motors to deliver both high output torque at low operating speeds and high power at increasing operating speeds. Conventional permanent magnet motor designs are limited to operating at either high torque at low speeds, sacrificing power at high speed, or vice versa. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing stop, with a subsequent transition to high power as the vehicle is accelerated to highway speeds. In the majority of conventional internal combustion engine powered vehicles, the transition from high torque to high power is accomplished through the multiple gear changes performed by a mechanical transmission. UQM® motors, incorporating phase advance technology, are suited as propulsion drives in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles due to their ability to power a vehicle from a standing stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight, complexity and cost of mechanical transmissions.

We have also developed a technology that allows our permanent magnet motors to achieve a 10 to 1 top speed to base speed ratio. This technology also provides both high torque and high-speed capability in the same machine, but at levels greater than that of other motor technologies. Many electric motor applications require high torque capability for starting and low speed operation, but must also achieve high speed. For military vehicles, high torque at low speed translates into obstacle and grade climbing capability, while high speed enables pursuit, dash and evasive maneuvers as well as on-road convoy transport. Many commercial applications have similar requirements. Conventional vehicles achieve the high torque required for launch and low end acceleration and the constant power required for high road speed by using a transmission and multiple gear changes. Prior to this performance breakthrough, UQM® systems incorporating phase advance were able to achieve a top speed to base speed ratio of 4 to 1. Electrically propelled vehicles designed around a 4 to 1 limitation sometimes require unwanted gearing and/or have less than desired performance. This has particularly been the case in the more demanding off-highway equipment and military vehicle applications. Providing vehicle developers with electric propulsion systems capable of a top speed to base speed ratio of 10 to 1 overcomes a significant limitation and opens up potential new application opportunities for UQM® systems.

We recently extended the capability of Phase Advance Control by using Adaptive Control techniques. These proprietary software algorithms alter the switching strategy as a function of DC voltage, operating speed and output power, optimizing system performance under dynamic conditions. The result is maximized output and efficiency which decreases fuel consumption in hybrid electric vehicles and increases the range of battery electric vehicles. Adaptive Control also optimizes the output per unit of voltage and current, maximizing the utilization of the onboard stored energy and other electrical devices by extracting power from substantially the entire electrical cycle of the motor. These performance enhancements have increased peak and continuous power output of our standard system by 50 percent and improved efficiency at various operating points by 2 to 8 percent.

In addition, our motor controllers now have user configurable functionality and increased data transmission speeds and response times, improving vehicle capability. Included in this functionality is the ability to switch between torque, speed, and voltage control dynamically, which is especially useful for parallel hybrids and generator applications of our technology. For vehicle developers, our new Graphical User Interface provides the means to tailor any UQM® system to create the desired driving experience.

During fiscal 2008, we continued the development of a patent pending motor architecture that significantly increases torque density for wheel motors. This technology creates torque in both axial and radial planes of rotation, instead of one or the other as is typical with present motor technology. Innovative powdered iron geometry and winding patterns are utilized to create this output improvement. UQM believes the technology to be applicable in specialized applications that require high peak output torque from a compact motor.

During fiscal 2008 we filed two additional patent applications related to technology developments that have the potential to further improve the performance of our motors. We also began an internally-funded project to increase the functionality of the microprocessor software we use to intelligently control our motor controllers. Some of these enhancements include torque, speed and voltage control improvements that enable more sophisticated hybrid electric operating strategies, refined generator voltage regulation to facilitate improved battery pack management and further improvements in system efficiency and power output through advances in motor control algorithms. In addition to these activities, the U.S. Air Force has contracted us to manage a research and development project in cooperation with Mississippi State University, directed toward the development of high temperature power switching devices using silicon carbide that may lead to improved power handling capability for our motor controllers.

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

Vehicle Electrification

Our primary focus is incorporating our advanced technology into products aimed at emerging markets for electrically propelled vehicles that are expected to experience rapid growth as well as selected existing commercial markets.

Existing Markets

Today there are numerous well-established markets for products that incorporate electric motors, generators and power electronic controllers that are targets for replacement by our advantaged systems. Examples of existing electric vehicle markets that we believe may present opportunities for the commercialization of our proprietary technology include electric wheelchairs, golf carts, forklift trucks and other warehouse vehicles, aircraft tugs and other support equipment, commercial floor cleaning equipment and other similar markets where the product application generally requires high torque and variable speed operation. In addition, there are a multitude of electric auxiliary motors used on conventional vehicles that provide a further opportunity for replacement by our systems.

We have developed and commercialized several products for existing markets that are currently being manufactured by our wholly-owned subsidiary, UQM Power. These products include a direct-drive propulsion motor used in Invacare Corporation's Storm® electric wheelchair for which we have been supplying field service and warranty units, a fan blower motor and a compressor drive motor that are used in aircraft air conditioning systems manufactured by Keith Products, Inc., a vehicle auxiliary actuator motor for a product manufactured by Lippert Components, Inc. and an electric brake actuation motor that is used in selected golf carts manufactured by Club Car, Inc.

We expect to continue to aggressively pursue the commercialization of both technologically advanced and low cost products that we develop to customer specifications in selected large, established markets.

Emerging Markets

Potentially large markets are developing in conjunction with the electrification of a wide-range of vehicle platforms. The electrification of vehicles is being pursued for a variety of application specific reasons including: 1) improved fuel economy, 2) lower vehicle emissions, 3) greater reliability and lower maintenance, 4) the need for higher levels of available onboard electric power to run electrical devices, and 5) improved performance and vehicle control. Of these reasons, improved fuel economy has emerged as a significant factor in the development and potential rate of growth of the emerging vehicle electrification markets as crude oil prices continue to rise, and consumers and businesses alike contend with higher gasoline and diesel prices. This trend toward higher fuel prices is expected to continue for the foreseeable future, driven by tight supply levels, geopolitical turmoil in key oil producing countries and increasing world demand, driven principally by escalating consumption of fossil fuels by developing countries such as China and India. In addition to these factors, recent government regulations mandating reductions in pollutants from diesel engines are expected to further accelerate the trend toward electrification as increasingly stringent regulations continue, with the next reduction set for 2010. Further, in late 2007, Corporate Average Fuel Economy (CAFE) standards received their first overhaul in more than 30 years. On December 19, President Bush signed into law the Energy Independence and Security Act of 2007, which requires, in part, that automakers boost fleetwide gas mileage to 35 mpg by the year 2020. This requirement applies to all passenger automobiles, including "light trucks."

Crude oil consumption in the United States as reported by the Transportation Energy Data Book; Edition 22 and the EIA Annual Energy Outlook 2003 averages approximately 22 million barrels per day. Of this amount, approximately two-thirds is used for transportation.

Every day the U.S. consumes 22 million barrels of oil.

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

Internal combustion engines are relatively inefficient, typically converting only 25 to 35 percent of the input energy in the fuel to the output shaft to do useful work. The remaining 60 to 70 percent of the input energy is wasted by the engine as heat loss. Electric motors on the other hand, are much more efficient in converting input electric energy to the rotating shaft to do useful work. UQM® electric propulsion systems have some of the highest efficiencies (input energy to output work) in the industry ranging from 80 to 95 percent.

Typical engine is

35% efficient

65% inefficient

Usable IC
engine energy
Waste heat

with efficiency measured from fuel power in to shaft power out

UQM electric propulsion system is

+
−
Usable electric
motor energy
Waste heat

94% efficient

6% inefficient

with efficiency measured from electric power in to shaft power out

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

Price/Power/Complexity
Fuel cell
Series hybrid
Plug-in hybrid
Battery
Parallel hybrid
Electric auxiliaries
Fuel Efficiency

We believe that the trend toward increasing electrification of vehicles will continue at an accelerated pace. Accordingly, we have developed and continue to develop, with considerable funding from our customers, electric propulsion systems and other motor and electronic products that will enable our customers to introduce alternative powered vehicles in the markets they serve, should they elect to do so. An expanded description of the different degrees of vehicle electrification follows:

Electrification of engine driven auxiliaries - In most existing conventional gasoline and diesel-powered vehicles, under-the-hood components such as water, oil and fuel pumps, power steering systems, cooling fans and air conditioning compressors are powered by engine belts, pulleys and gears. These devices perform their functions very inefficiently and represent a significant load on the engine. Because they are directly connected to the engine, there is no way to independently vary their speed or modulate their power. The electrification of these components provides numerous advantages including: 1) variable speed and power operation which improves efficiency and fuel economy, 2) the ability to locate them strategically anywhere in the vehicle because an electric component does not require proximity to an engine driven belt or gear, 3) improved controllability and reliability and 4) flexible architectures and improved access for service and maintenance. Existing conventional alternators do not provide enough power to electrify the engine driven auxiliaries and must be replaced with a higher power generator. The typical UQM® generator is nearly twice as efficient and provides five times the power of a conventional alternator. In addition, these higher power generators can provide export power to power other on-board or off-board equipment. This electrification strategy is easily adopted because required changes to vehicle design and operation are the least disruptive and can improve vehicle fuel economy by 7 to 15 percent.

Parallel hybrids - Parallel hybrid vehicles incorporate an electric motor to join the internal combustion engine in propelling the vehicle. In a low power configuration, often referred to as a "mild hybrid", a starter/motor/generator that is typically integrated into the flywheel of an engine is used to combine three separate functions in one electric machine. The machine starts the engine, eliminating the need for a conventional starter, performs power generation, eliminating a conventional belt driven alternator, and can be run in motoring mode, supplying supplemental power to the driveline to improve acceleration and vehicle performance. Higher power parallel hybrids incorporate additional system features such as regenerative braking and automatic engine shutdown and all-electric propulsion during certain operating conditions. In a typical parallel hybrid vehicle, acceleration from a standing stop is generally performed by the motor in all-electric mode up to a given speed, at which time the engine starts and the engine and electric motor work in parallel to accelerate the vehicle. Once the vehicle achieves highway speed, the motor ceases operation and the vehicle is propelled using the engine only. During braking operations, the motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. If the batteries need additional charging, the engine drives the machine in generator mode, sending electricity to charge the battery pack. These vehicles have sufficient battery charging capacity to be self-sustaining thereby eliminating the need to plug the vehicle into the electric power grid. Depending on the vehicle's level of electric motive power and its duty cycle, parallel hybrids can achieve fuel economy improvements of 10 to 45 percent.

Series hybrids - Series hybrid vehicles contain a greater degree of electrification than parallel hybrids. In a typical series hybrid vehicle, all of the motive power for the vehicle is supplied by electric motors, thereby eliminating conventional driveline components such as the transmission and drive shaft. Generally, series hybrids contain a larger amount of batteries to store electrical energy and the engine's principal function is to turn a separate generator to produce the electrical energy necessary to maintain the state of charge of the onboard battery pack. As in a parallel hybrid, during braking operations the motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. Also, as in the parallel hybrid, a series hybrid vehicle has sufficient battery charging capacity to be self-sustaining, thereby eliminating the need to plug the vehicle into the electric power grid. Because the engine serves as an under-the-hood power plant, series hybrids typically have large amounts of available onboard power to perform additional functions while the vehicle is operating or when it reaches its final destination. Depending on vehicle configuration and duty cycle, series hybrids can achieve fuel economy improvements of 35 to 50 percent.

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

All-electric battery and fuel cell vehicles - All-electric battery and fuel cell vehicles are powered entirely from electric energy stored on board in batteries or generated on board by a fuel cell. In this category of vehicle, all motive power is produced by electric motors and there is no engine and associated transmission, driveline and exhaust components. Similarly, many vehicle functions currently performed by auxiliaries attached to the engine through belts or gears, such as power steering and air conditioning, must be performed using electric motors. As with hybrid electric vehicles, all-electric battery-powered vehicles can switch the propulsion motor during braking operations; the motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. The energy needs of all-electric battery-powered vehicles are obtained by recharging their batteries using the electric power grid. Fuel cells are energy production devices that generate electricity through a chemical reaction resulting from combining hydrogen and oxygen. The by-product of this reaction is water, therefore allowing for the total elimination of vehicle exhaust emissions in this category of vehicle. Because there is no battery energy storage in a fuel cell powered vehicle, there is no opportunity for regenerative braking energy recapture. Fuel economy improvements for all-electric battery and fuel cell vehicles are generally 75 percent or greater.

Markets

We have historically focused our resources on the development of highly efficient electric propulsion systems for each category of vehicle described above with power levels of 0.5 kW to 150 kW, which are suitable for vehicles ranging from wheelchairs to passenger automobiles to large trucks, tractors, construction equipment and military vehicles. In addition, we have developed electric motors, generators and electronic controls to power under-the-hood auxiliaries such as water, oil and fuel pumps, power steering, cooling fans and air conditioning compressors. We have also developed DC-to-DC converters that step down high voltage electrical systems to 12 volts and a DC-to-AC inverter electronic products that converts DC power to consumer friendly 110-volt alternating current power. We are pursuing the commercialization of our technology and products designed by us in numerous large emerging and existing markets where we intend to introduce technologically advanced products or lower cost systems or a combination of both.

We believe that our technology and products are well suited for application in a wide range of vehicles as the trend toward electrification continues to gain momentum. In this regard, we have focused our attention on several niche markets where we believe we can most effectively compete and which we expect will have higher than average rates of growth and expansion. A brief description of each of these markets follows:

Passenger automobiles and light trucks - There are approximately 16 million passenger automobiles and light trucks sold in the United States each year. Over the last several years a market has developed for automobiles that are powered by hybrid electric powertrains. These vehicles have good performance and provide above average fuel economy compared to conventional automobiles. Several automakers have introduced vehicle models incorporating hybrid electric powertrains including Toyota, Lexus, Nissan, Honda, Ford, Saturn and General Motors. The Electric Drive Transportation Association reported that sales of hybrid electric vehicles in 2007 totaled 324,318 units, of which 181,221 units or nearly 56 percent were Toyota's Prius model. Total hybrid electric vehicle sales for 2007 were 31 percent higher than the previous year, and this trend is expected to continue as manufacturers expand their hybrid electric model offerings. These automakers to date are using hybrid electric powertrains that they have developed themselves or have acquired from other automakers or existing Tier 1 automotive suppliers. Many of these automobile companies are also developing fuel cell or battery-powered vehicles that they hope to introduce at a future date. During fiscal 2008 we shipped electric and hybrid electric propulsion systems to two international automobile companies for use in their vehicle development programs.

In addition to established automakers, there are a variety of small entrepreneurial companies that are developing and hope to commercialize electric, hybrid electric or plug-in hybrid electric cars. Although many of these companies lack substantial financial resources and/or significant automobile industry experience, they are pursuing a variety of strategies to introduce these types of automobiles into either niche markets, such as for fleet users or high-end luxury sports car buyers, or the consumer vehicle market generally. Should any of these companies be successful in commercializing their product offerings, it could cause the growth rate of this market to accelerate. These companies are generally using electric or hybrid electric powertrains that they have developed themselves or have been developed by other entrepreneurial companies. We have been and continue to be in discussions with nearly all of these companies and have provided our propulsion systems to several of them for use in their vehicle development programs.

Trucks, Buses and Recreational Vehicles - The U.S. Department of Energy estimated that in 2004, trucks consumed 8 million barrels of crude oil per day and they project that by 2025, trucks will consume approximately two-thirds of all crude oil used in transportation, or 12 million barrels of crude oil per day.

There are approximately 6 million trucks, buses and other medium and heavy-duty on-road vehicles sold in the United States each year. The market for these vehicles is characterized by a large number of suppliers, a wide range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck manufacturer is unlikely to have the technical expertise or financial resources to internally develop components that can compete in emerging markets for increasingly electrified vehicles. Accordingly, we expect truck manufacturers to purchase products from suppliers who have developed technologically advanced electric motors, generators and power electronic energy management controls that can be applied to their vehicles.

We are currently supplying an automotive qualified DC-to-DC converter to Eaton Corporation which is used on board medium and heavy-duty hybrid trucks. We have also developed a DC-to-AC inverter that we expect to sell into the truck market to meet the growing onboard and export power requirements of hybrid trucks. Some medium and heavy-duty hybrid electric trucks manufactured by customers of Eaton currently have our DC-to-DC converter on board. We expect the medium and heavy-duty hybrid electric truck market to grow at an accelerating rate as potential customers for these vehicles gain a greater understanding of their operational, environmental and economic advantages. Consequently, we expect revenue from the DC-to-DC converter we are currently supplying to Eaton, together with revenue from additional products we hope to supply to Eaton and others, to rise substantially during fiscal 2009 and beyond.

In addition to our supplier relationship with Eaton, we have been and expect to continue to be in discussion with truck OEMs regarding potential niche vehicle programs. We have supplied a hybrid electric propulsion system to a commercial truck manufacturer in the Middle East and have been selected as the propulsion system supplier for the ZeroTruck™, an all-electric medium-duty truck being developed by Electrorides, Inc.

Also, several truck manufacturers are considering other electrically-based products that either enhance the utility of their vehicles, such as the ability to generate large amounts of exportable electric power, or that may be necessary to meet regulatory mandates, such as diesel engine emission standards and restrictions on emissions arising from diesel engine idling. These products include electric propulsion systems, higher power engine generators, electric auxiliaries and DC-to-DC and DC-to-AC inverters. We intend to continue to aggressively pursue the commercialization of our products for these and other applications in the market for hybrid trucks as it emerges over the next several years.

We are involved in a number of bus programs. Over the last several years we have supplied generators and motor controllers to the Denver Regional Transportation District (RTD) for its fleet of thirty-six MallRide hybrid electric shuttle buses, the first large-scale deployment of hybrid electric buses for use in the United States. The 45-foot MallRide hybrid electric shuttles operate on the 16th Street Mall in downtown Denver, providing a free ride for passengers across the 1.3 mile long 16th Street Mall.

We also are the propulsion system supplier for a hybrid electric bus being developed by Mobile Energy Solutions, LLC, Golden, Colorado. The 40-foot composite body bus incorporates a battery dominant plug-in hybrid power system, which provides a significant portion of the vehicle's power from batteries, which are recharged by being plugged into the electric power grid at night.

In addition, we are supplying generators to Traction Technology Plc to power their hybrid electric power packs for use in city buses in the United Kingdom. The Traction Technology hybrid electric power pack is expected to enable a city bus to meet the upcoming Euro V Diesel Emissions Standards while at the same time improving vehicle performance. Working in conjunction with Transport for London operator Epsom Coaches, Merseytravel and Ipswich Buses Limited, Traction Technology plans to develop the hybrid power packs to meet the Low Emission Zone requirements set forth by the 2010 EU air quality objectives.

We also are the supplier of propulsion motors to a collaborative advanced hybrid electric bus development program being performed by the Flint Michigan Mass Transportation Authority ("MTA"), Kettering University, Michigan State University and Transportation Techniques LLC. MTA currently operates five hybrid electric cutaway buses on routes in Flint, Michigan and throughout Genesee County. The replacement of the existing propulsion systems with a UQM® propulsion system is expected to provide additional fuel efficiency improvements of 15 percent to 20 percent over that achieved by the current hybrid buses, or an overall improvement of up to 40 percent over standard diesel-powered vehicles.

We currently supply a vehicle auxiliary actuator motor to Lippert Components, Inc. for use in conventional recreational vehicles. During fiscal 2008, we manufactured and shipped over 25,000 units of this product and have shipped over 51,000 units since the launch of production in fiscal 2007. There are a variety of specialty on-road manufacturers of conventional vehicles who represent an opportunity for us to further expand the deployment of our products, and we intend to continue to aggressively pursue the commercialization of our products for these applications.

Off-road vehicles - There are a wide range of off-road vehicles sold in the United States each year. These vehicles range from small - wheelchairs, golf carts, fork trucks, riding lawn mowers, snowmobiles, all-terrain vehicles, etc., - to large construction, agricultural and mining equipment. The markets for small vehicles are typically characterized by relatively high volumes, low power levels and commodity pricing. During fiscal 2008, we began supplying an electric brake actuation motor to Club Car, Inc., a major manufacturer of golf carts and other utility vehicles. In addition, we have been supplying wheelchair motors to Invacare Corporation for the last nine years and expect to continue to supply field service parts for wheelchairs into the next year. We expect to continue to compete selectively in off-road vehicle markets where the customer requires advanced technology or superior performance and where acceptable gross profit margins are obtainable.

The market for large equipment - tractors, construction, mining and other specialty equipment - possesses many of the same characteristics as the over-the-road truck market described above. It is estimated that approximately 500,000 of these vehicles are sold in the United States each year. Accordingly, we expect these vehicle manufacturers to purchase products with similar specifications as those required in the over-the-road truck and bus market from suppliers who have developed technologically advanced electric motors and power electronic energy management controls that can be applied to their vehicles. Although these vehicles are produced in relatively lower volumes, they nevertheless represent a substantial opportunity due to higher power levels, substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We currently have systems under evaluation in both agricultural and construction vehicles for both electric propulsion and under-the-hood auxiliary applications, including an advanced propulsion and waste heat recapture system for an agricultural vehicle.

We have also developed electric products for the aircraft and aerospace market and the boat and marine market. In the aerospace market, we have developed electric auxiliary motors and controllers used in aircraft air conditioning systems. We have also developed auxiliary power units for the generation of onboard power and propulsion systems for various boat applications. We believe that some of the fuel efficiency benefits of vehicle electrification can also be realized in the boat and marine market. Although our focus is primarily on land applications, we will continue to leverage our technology and products in these potentially large niche markets as opportunities present themselves.

Military vehicles - The U.S. military purchases a wide range of ground vehicles each year including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield. The military is particularly interested in the electrification of vehicles because the attributes that these vehicles possess offer exceptional potential for the military to achieve its long-term objectives of developing a highly mobile, lethal fighting force. Fuel economy improvements in military vehicles transfer into substantial savings in support infrastructure and transportation costs associated with transporting fuel to the battlefield, which is typically thousands of miles from the United States. For example, if fuel economy improvements of 25 percent are achieved in the average truck, a corresponding amount of fuel does not have to be transported and therefore a corresponding number of airplanes or tankers is not required in the transportation process. Also, the availability of onboard electrical power on military vehicles opens up new opportunities for the development of sophisticated surveillance, detection and battlefield monitoring equipment and for laser, microwave and electrical pulse weapon systems. It is estimated that the military purchases approximately 8,000 trucks per year and greater numbers during periods of armed conflict. As is the case with large off-road equipment, these vehicles are produced in relatively lower volumes, operate at higher power levels, have substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We have, over the last several years, been working with a number of military contractors and vehicle makers including DRS Technologies, AM General, BAE Systems, Boeing and others, on prototype hybrid electric vehicles, high export power generators, electric auxiliaries, DC-to-DC converters and DC-to-AC inverters. Although this market has not yet begun to emerge, we believe that it may begin to soon, driven by the availability of hybrid electric components in the commercial truck market that operate at similar power levels as those required by many military vehicles.

Distributed power generation - As the price of crude oil and natural gas has continued to rise over the last several years, there has been an increased focus on the development and adoption of clean, renewable energy products including wind turbine power generators, solar panels and stationary fuel cell power generators. In addition, many experts believe that power users will increasingly consider on-site power generation using diesel or natural gas fueled internal combustion engine generators as an alternative to power supplied over the electrical grid. We have developed generators for this market and have also developed DC-to-AC electronic power inverters for use in distributed power generation applications to convert the DC output of these devices to usable AC power for the homeowner or business. We are currently developing, under the California Energy Commission's Public Interest Energy Research Program and with the U.S. Department of Energy's National Renewable Energy Laboratory (NREL), an advanced grid-connect inverter under its Advanced Power Electronics Interface (APEI) Initiative. The objective of the development effort is to design a cost-effective, flexible, readily-manufactured, ready to be commercialized prototype interface that will standardize the interconnection for a modular, scalable range of APEI systems.

There is a developing industry initiative termed "vehicle-to-grid", or "V-to-G", to potentially make available for use on the electric utility grid, the large amount of energy in battery electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. Under this initiative, protocols, guidelines and electronic and software technologies are being developed to allow for the intelligent transfer of electric power from these to the electric power grid. There are different versions of the vehicle-to-grid concept: 1) A hybrid or fuel cell vehicle, which generates power from storable fuel, uses its generator to produce power for a utility at peak electricity usage times. Here the vehicles serve as a distributed generation system, producing power from conventional fossil fuels; and 2) A battery-powered or hybrid vehicle which uses its excess rechargeable battery capacity to provide power to the electric grid during peak load times. These vehicles can then be recharged during off-peak hours at cheaper rates while helping to absorb excess nighttime generation. Here the vehicles serve as a distributed battery storage system to buffer power.

The V-to-G concept allows such vehicles to provide power to help load balance (valley fill and peak shave) localized grid segments during peak load periods when the selling price of electricity can be very high, and to buffer electricity, including in power outages.

We are currently developing inverter technology that we expect will be capable of functioning in this dynamic energy transfer environment when, and if, it develops into a commercial opportunity.

Manufacturing

It is our primary objective to become a major manufacturer of electric motors, generators and power electronic power systems that incorporate the Company's proprietary technology and to supply these products to electric, hybrid electric and fuel cell electric vehicle OEMs and/or their Tier 1 suppliers. We have established and are continuing to expand our manufacturing capability and presence through a planned technology progression driven by key customer demands to address future vehicle requirements.

In 1998, we established our volume manufacturing operation with the launch of production of wheelchair motors for Invacare Corporation and achieved ISO 9002 quality certification. During fiscal year 2002, we produced over 10,000 of these motors and were recognized for our quality and on-time delivery performance.

In March of 2006, we began the volume production of vehicle auxiliary actuator motors for Lippert Components. This production is performed on a highly automated, flexible, mixed model assembly system which is computer controlled and monitored for quality assurance and consistent performance. The development and installation of this assembly system by our organization was instrumental in demonstrating our manufacturing know-how and capability to existing, as well as potentially new, vehicle OEM and Tier 1 supplier customers. We recently received an additional order for auxiliary actuator motors from Club Car, Inc. that are produced on this assembly system.

In September of 2006, we began the volume production of DC-to-DC converters for Eaton Corporation as part of their hybrid electric power system for the heavy truck market. We designed and installed a manufacturing cell for these electronic boxes that includes the robotic application of sealant, sixteen hours of burn-in cycling between hot and cold temperature extremes, pressure testing for cooling leaks and complete functional testing.

Over the last several years we have established a production engineering group with decades of manufacturing design and production experience, much of which is specific to the automotive industry. Today, this team consists of nearly twenty professionals. In the last two years we have made significant improvements in manufacturing systems, facilities and space utilization and we have adopted the Advanced Product Quality Planning ("APQP") automotive quality procedures.

In order to ensure our cost competitiveness, we have adopted a manufacturing strategy for the near term of designing all product components and then sourcing these parts with quality suppliers. Final assembly, testing, pack-out and shipping of the product are performed at our Frederick, Colorado facility. We have established relationships with many high-quality, low-cost suppliers, including a number of international companies. Future plans are to continue the development and introduction of more advanced and automated manufacturing systems which we believe will ensure our competitiveness in new and emerging markets.

With the successful introduction of electric auxiliary motors and power electronic boxes currently in production vehicles, we are now turning our attention to the volume production of high power generators and electric propulsions systems. We believe that the Company is well positioned to leverage its technology and pursue significant production programs with major OEMs and/or their Tier 1 suppliers.

Our Opportunity

We have developed a range of products including electric propulsion systems, generators, motor controllers and other power electronic products that we believe are ideally suited to the emerging markets for electric, hybrid electric and fuel cell electric vehicles.

Hybrid electric passenger vehicle sales have grown substantially since their introduction in the North American market in 2000, achieving sales of 324,318 units in 2007 and over one million units since their introduction. As a result, the fuel economy and emission benefits of hybrid electric technology are broadly understood by consumers worldwide. This, in concert with record oil prices, tax credits for hybrid electric vehicle purchasers, stricter government emission regulations and growing environmental consciousness, has generated market demand for this class of vehicle. Until recently, passenger vehicle makers have elected to develop their own hybrid electric systems and components, either individually or in cooperation with Tier 1 automotive suppliers; however, we have recently supplied our propulsion systems to two international automotive manufacturers as part of their electric and hybrid electric vehicle development activities. Should either of these automakers elect to utilize our products in future model launches, it would have a material impact on our future rate of growth. We are also in discussions with an international Tier 1 automotive supplier regarding generators for use in hybrid electric vehicles.

In addition to of the passenger automobile market, vehicle makers of all types have been evaluating the potential of applying hybrid electric technology to their vehicle platforms. Of these manufacturers, agricultural, construction and medium and heavy-duty truck builders have been the most active, driven by the performance and fuel economy advantages available from this technology, the availability of large amounts of onboard and exportable power and stricter diesel emission mandates.

During the second half of this fiscal year, International Truck and Engine Corporation, a Navistar Company, announced that it was the first company to enter line production of hybrid electric commercial trucks, introducing the International® DuraStar® Hybrid, a diesel electric medium-duty truck. Similarly, Peterbilt Motors Company, a division of PACCAR Inc., announced plans for full production of its Model 330 and Model 335 medium-duty hybrid trucks at its manufacturing facility in Ste. Therese, Quebec, Canada in the summer of 2008 and Freightliner Trucks, a division of Daimler Trucks North America LLC has introduced its Business Class® M2e Hybrid Truck. All of these truck manufacturers use the Eaton Corporation hybrid electric system and related electronic products. The automotive certified DC-to-DC converter manufactured by us for Eaton Corporation will be on board many of these recently introduced hybrid trucks. In addition, in March 2008, Caterpillar, Inc. introduced the D7E crawler tractor incorporating an electric drive system for track-type tractors with an electric system that provides power to electric auxiliaries so that no engine belts are required. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets other than mass-market passenger automobiles. Should these products receive broad customer acceptance, as we expect they will, potentially substantial opportunities will likely develop over time for our company and other similarly situated companies that have developed technologically advanced products in anticipation of the emergence of these markets.

The operating characteristics of electric motors for vehicle propulsion are different from those of more conventional industrial motors. Propulsion motors ideally deliver high levels of torque efficiently at slow rotational speeds and possess the ability to transition from high torque to high speed over a relatively constant power curve allowing, in many cases, the elimination of conventional transmissions. Our proprietary propulsion systems have been specifically developed for these applications and deliver exceptional torque and high rotational speeds in a compact, energy efficient machine. We believe that our portfolio of propulsion systems, power electronic controllers and related electronic products has well positioned our company to compete effectively in these emerging markets. Electric and hybrid electric vehicle makers to-date have generally adopted a 340-volt electrical system to deliver the energy from the battery pack to the electric components and vice versa. Conventional gasoline vehicles generally have a 12-volt electrical system that operates dashboard instruments, lights, horns, etc. The higher electrical system voltages of electric and hybrid vehicles are creating opportunities for companies such as ours to enter the automotive market with a wide range of under-the-hood auxiliaries including generators and motors to drive water, oil and power steering pumps, air conditioning compressors, and cooling fans, that operate at the new higher voltage.

These industry developments, as well as the potential production requirements of our existing customers, will require us to invest a substantially greater amount of financial and human resources in fiscal 2009 and beyond in the commercial launch of products. Specifically, we currently expect to potentially double the size of our production engineering group and to significantly increase the level of our capital expenditures for manufacturing equipment and tooling, and potentially the expansion of our manufacturing facility in Frederick, Colorado. We believe these investments are necessary to support our strategy of aggressively rolling out automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

As the markets for these advanced vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products by our customers. In parallel to these activities in emerging markets, we expect to continue to pursue additional production opportunities for our proprietary technology in existing markets where the performance of our products can provide our customers with a competitive advantage in the markets they serve.

Business Segments

At March 31, 2008, we had two reportable segments. These reportable segments are strategic business units that offer different products and services and are managed separately because of their different business strategies.

Technology Segment

Our technology segment encompasses the operations of our Engineering and Product Development Center which shares a 28,000 square foot facility located in Frederick, Colorado with our motor manufacturing operations which are reported in the power products segment. The Engineering and Product Development Center is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. In addition, we lease 6,000 square feet in a nearby facility where we perform vehicle integration activities. The technology segment conducts customer funded and internally-funded research and engineering activities directed toward: 1) the development of new motors, generators, and power electronic controllers to meet the requirements of customers' specific product applications; 2) integration of our motors, generators and power electronic controllers into customers' products; and 3) support of our power products segment and the low volume manufacture of motors, generators and power electronic controllers.

Power Products Segment

Our power products segment encompasses the operations of our wholly-owned subsidiary, UQM Power and shares a 28,000 square foot facility located in Frederick, Colorado with the technology segment. UQM Power is the manufacturer of our proprietary products in higher volumes. UQM Power is an ISO 9002 quality certified manufacturer of motors and electronic products designed by the company.

Electronic Products Segment - Discontinued Operations

In May 2004, we completed the divestiture of the assets of our electronics product segment. This business consisted of the manufacture of thru-hole and surface mount electronic printed circuit board assemblies, wire harness assemblies, value-added component assemblies incorporating either printed circuit board assemblies, wire harness assemblies or both, and complete turn-key electronic product builds. The operations of this divested business are reported as discontinued operations in our statements of operations for the fiscal years ended March 31, 2008, 2007 and 2006. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which we hope to market to vehicle OEMs and their Tier 1 suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Lexus, Honda, Ford and General Motors. Recently, International Truck and Engine Corporation and, Freightliner Trucks and Peterbilt Motors Company announced plans to begin production of hybrid electric medium-duty trucks and Caterpillar, Inc. introduced a hybrid electric tracked bulldozer. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Honda, Toyota, General Motors, Daimler, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova and United Technologies Corp.

The power products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. We face substantial competition on a continuing basis from numerous companies, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. We believe our principal competitors include Advanced Motors and Drives, Allied Motion, Emerson Electric, General Electric, Moog, Rockwell International, Baldor, Hitachi, Hyundai, Toshiba, Siemens, Delphi, Danaher, United Technologies, L-3 Communications and Enova.

Patents

We hold several groups or families of patents.

U.S. Patent Nos. 5,311,092 and 5,319,844 disclose and claim a lightweight high-power electromagnetic transducer and method of making the same. Corresponding applications have been filed and issued in several foreign countries.

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

U.S. Patent No. 6,522,130 discloses and claims a method for controlling a brushless electric motor having a rotor, and relates to an accurate method for sensing rotor position and detecting rotational speed over a broad range of speeds. U.S. Patent No. 6,693,422 is a related U.S. patent entitled "Accurate Rotor Position Sensor and Method Using Magnet and Sensors Mounted Adjacent to the Magnet and Motor". Corresponding applications have been filed and issued in several foreign countries.

We recently filed patent applications for a stator design and a permanent magnet rotor geometry for permanent magnet electric motors in the United States, Canada, and Europe. These applications are currently pending.

In 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.  This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. Royalty payments under this agreement for the fiscal years ended March 31, 2008, 2007 and 2006 were $32,988, $23,848 and $19,377, respectively.

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

We have also registered the trademark "POWERPHASE" which we use in conjunction with certain of our propulsion systems. The trademark is registered in the European Community and several other foreign countries.

Backlog

Our technology segment had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $2.4 million, and an order backlog for prototype motors and controllers of approximately $0.8 million at April 30, 2008, compared to $2.7 million and $1.4 million, respectively at April 30, 2007. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next twenty months and ship motor and controller backlog products over the next sixteen months.

Our power products segment had an order backlog of approximately $3.7 million at April 30, 2008 compared to $15.1 million at April 30, 2007. Most orders are issued to us as blanket purchase orders subject to the issuance of subsequent non-cancelable release orders which direct the number and timing of actual deliveries. Substantially all of the backlog amounts at March 31, 2008 and 2007 are subject to amendment, modification or cancellation. We expect to ship all backlog products within the next twenty-four months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation, which is a customer of our power products segment, was $508,903, $830,637, and $681,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, representing 6.8 percent, 12.5 percent and 15.8 percent of consolidated total revenue, respectively. This customer also represented 15.9, 23.8 and nil percent of total accounts receivable at March 31, 2008, 2007 and 2006, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were 7.0 and 11.1 percent of consolidated total inventories at March 31, 2008 and 2007, respectively. Revenue from Lippert Components, Inc., which is also a customer of our power products segment, was $1,271,502, $1,059,930 and $64,263 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, representing 16.9 percent, 15.9 percent and 1.5 percent of consolidated total revenue, respectively. This customer also represented 8.1, 6.9 and 12.9 percent of total accounts receivable at March 31, 2008, 2007 and 2006, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Lippert Components, Inc. were 32.6 and 21.9 percent of consolidated total inventories at March 31, 2008 and 2007, respectively. Revenue from the Denver Regional Transportation District, which is a customer of our Power Products segment, was $864,540, $417,750, and $283,526 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively; representing 11.5 percent, 6.3 percent and 6.6 percent of consolidated total revenue, respectively. This customer also represented 19.9, 0.2 and 7.9 percent of total accounts receivable at March 31, 2008, 2007 and 2006, respectively. Inventories consisting of raw materials, work-in-process and finished goods for the Denver Regional Transportation District were nil and nil percent of consolidated total inventories at March 31, 2008 and 2007, respectively.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $2,329,248 or approximately 31.0 percent of our consolidated total revenue, for the year ended March 31, 2008, $2,313,856, or approximately 34.8 percent of our consolidated total revenue, for the year ended March 31, 2007 and $1,847,300, or approximately 42.7 percent of consolidated total revenue, for the year ended March 31, 2006. Accounts receivable from government-funded contracts represented 12 percent and 32 percent of total accounts receivable as of March 31, 2008 and 2007, respectively.

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

Employee and Labor Relations

As of April 30, 2008, we had 54 full-time employees and 2 contract employees. We have entered into employment contracts with four of our executive officers. All of these contracts expire on August 22, 2012. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Anyone seeking information about our business can receive copies of our 2008 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 278-2002; writing to UQM Technologies, Inc., Investor Relations, PO Box 439, Frederick, CO 80530-0439; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. [To obtain any of this information, go to www.uqm.com, select "Investor Relations" and "SEC Filings."] Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.

ITEM 1A.	RISK FACTORS
TOC

Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:
	Fiscal Year Ended March 31,
	2008	2007	2006

Net loss	$ 4,586,105	$ 3,431,357	$ 2,784,970

We have had accumulated deficits as follows:
March 31, 2008	$ 65,023,220

March 31, 2007	$ 60,437,115

In the future, we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the fiscal year ended March 31, 2008 was $4,586,105 versus a net loss last fiscal year of $3,431,357. At March 31, 2008, our cash and short-term investments totaled $9,765,892. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for electric and hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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

We believe our proprietary systems are suited for a wide range of vehicle electrification applications. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and related future products. We cannot be certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will achieve market acceptance.

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

Because most of our motors are designed for use in vehicles, and because vehicle accidents can cause injury to persons and property, we are subject to a risk of claims for product liability. We carry product liability insurance of $10 million covering most of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.
ITEM 1B.	UNRESOLVED STAFF COMMENTS
TOC
None.
ITEM 2.	PROPERTIES
TOC

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2008 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Frederick, Colorado	28,000	Own	Manufacturing, laboratories and offices
Frederick, Colorado	6,000	Month-to-Month	Vehicle integration

ITEM 3.	LEGAL PROCEEDINGS
TOC
Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. seeking damages in excess of $5.1 million for breach of contract. The claim is currently scheduled for hearing before an arbitration panel in the fall of 2008.

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
TOC
There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2008.
PART II
TOC
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
TOC

Our common stock trades on the American, Chicago and Pacific Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the American Stock Exchange for the last two years are as follows:

2008	High	Low
Fourth Quarter	$3.49	$1.19
Third Quarter	$4.05	$2.90
Second Quarter	$4.49	$3.04
First Quarter	$4.46	$3.66

2007	High	Low
Fourth Quarter	$4.68	$2.70
Third Quarter	$3.10	$2.50
Second Quarter	$3.45	$2.19
First Quarter	$6.46	$2.62

On May 20, 2008 the closing price of our common stock, as reported on the American Stock Exchange, was $2.40 per share and there were 753 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
	TOC
The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.
	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Year Ended March 31,
	2008	2007	2006	2005	2004

Contract services revenue	$ 2,591,939	2,907,536	2,502,098	2,281,427	2,747,833
Product sales	$ 4,916,383	3,745,658	1,820,468	2,481,864	2,293,071
Loss from continuing operations
before other income (expense)	$ (5,008,556)	(3,800,722)	(3,039,659)	(1,837,480)	(1,426,059)
Loss from continuing operations	$ (4,572,646)	(3,402,566)	(2,757,386)	(1,814,695)	(1,422,315)
Discontinued operations	$ (13,459)	(28,791)	(27,584)	(54,201)	(3,364,638)

Net loss	$ (4,586,105)	(3,431,357)	(2,784,970)	(1,868,896)	(4,786,953)

Net loss per common share -
basic and diluted:
	$ (0.18)	(0.14)	(0.11)	(0.09)	(0.07)
	-	-	-	-	(0.18)
	$ (0.18)	(0.14)	(0.11)	(0.09)	(0.25)

Total assets	$ 16,402,546	14,012,607	14,796,088	13,159,640	8,721,258

Long-term obligations (1)	$ 1,520,798	1,167,224	924,559	946,170	1,072,034

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations, but excludes obligations of discontinued operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. During the fiscal year ended March 31, 2008 our total revenue increased 12.9 percent to $7,508,322, driven primarily by increased product sales which rose 31.3 percent to $4,916,383. Gross profit margins on contract services improved to 21.3 percent this fiscal year versus 8.3 percent last fiscal year, while gross profit margins on product sales declined slightly to 10.7 percent.

During the fiscal year, we allocated substantially greater engineering resources to internally funded research and development and production engineering activities. Research and development expenditures, which increased 43.8 percent this fiscal year versus last fiscal year, were primarily focused on software enhancements to our motor controllers. Production engineering expenses for the year ended March 31, 2008 rose 32.7 percent to $1,706,978, reflecting engineering activities associated with the launch of production for Phoenix Motorcars, Inc. under a $9.25 million purchase order and associated supply agreement both of which were unilaterally cancelled by Phoenix in October 2007. As a result of this cancellation, we have filed a $5.1 million arbitration claim against Phoenix for breach of contract which we expect to be heard by an arbitration panel in the fall of calendar 2008.

Loss from continuing operations for the current fiscal year rose to $4,572,646 or $0.18 per common share versus $3,402,566, or $0.14 per common share and $2,757,386, or $0.11 per common share for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in losses versus last fiscal year and the fiscal year ended March 31, 2006 is attributable to higher levels of research and development expenditures, production engineering expenses and selling, general and administrative expenses.

In May 2004, we divested a contract electronics manufacturing business. Operating losses from this business for all periods presented have been reclassified to discontinued operations and contributed nil per common share to our consolidated net loss for the fiscal years ended March 31, 2008, 2007 and 2006.

During the last half of the fiscal year there were three significant industry events that we believe may lead to a significant expansion of the market for hybrid electric products. In November 2007, International Truck and Engine Corporation, a Navistar Company announced that it was the first company to enter line production of hybrid electric commercial trucks, introducing the International® DuraStar® Hybrid, a diesel electric medium-duty truck. In March 2008, Peterbilt Motors Company, a division of PACCAR Inc. announced plans for full production of its Model 330 and Model 335 medium-duty hybrid trucks at its manufacturing facility in Ste. Therese, Quebec, Canada in summer 2008 and Freightliner Trucks recently introduced its Business Class® M2e Hybrid truck. All of these truck manufacturers use the Eaton Corporation hybrid electric system and related electronic products. The automotive certified DC-to-DC converter manufactured by us for Eaton Corporation will be on board many of these recently introduced hybrid trucks which will contribute to higher levels of product sales in fiscal 2009 and beyond. Also in March 2008, Caterpillar, Inc. introduced the D7E crawler tractor incorporating an electric drive system for track-type tractors with an electric system that provides power to electric auxiliaries so that no engine belts are required. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets other than mass-market passenger automobiles. Should these products receive broad customer acceptance over time, as we expect they will, potentially large opportunities will likely develop for our company and other similarly situated companies that have developed technologically advanced products in anticipation of the emergence of these market opportunities.

These industry developments as well as the potential production requirements of our existing customers will require us to invest a substantially greater amount of financial and human resources in fiscal 2009 and beyond on the commercial launch of products. Specifically, we currently expect to potentially double the size of our production engineering group and to significantly increase the level of our capital expenditures for manufacturing equipment and tooling, and potentially the expansion of our manufacturing facility in Frederick, Colorado. We believe these investments are necessary to support our strategy of aggressively rolling out automotive certified products to satisfy our customers requirements as these new market opportunities emerge and expand.

As the markets for these advanced vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers.

We believe our existing cash and short-term investments, which amounted to approximately $9.8 million at fiscal year end, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2009 and likely beyond, however, if our growth continues to accelerate beyond fiscal 2009 we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2008 were $9,765,892 and working capital (the excess of current assets over current liabilities) was $10,510,175 compared with $7,934,005 and $8,909,577, respectively, at March 31, 2007. The increase in cash and short-term investments and working capital is primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter which resulted in net cash proceeds of $5,183,677, offset by higher operating losses, investments in property and equipment, and slower invoicing on certain contract service programs in progress at March 31, 2008.

Accounts receivable decreased $130,547 to $1,304,139 at March 31, 2008 from $1,434,686 at March 31, 2007. The decrease is primarily attributable to lower levels of contract service billings as of March 31, 2008 and a slower payment profile by one customer during the fourth quarter of fiscal 2008. During the fiscal year ended March 31, 2006 a customer with an outstanding account receivable balance filed for bankruptcy protection resulting in a charge to bad debt expense of $63,000. Despite the occurrence of this event, substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at March 31, 2008 and similarly, no allowance for bad debts was deemed necessary at March 31, 2007.

Costs and estimated earnings on uncompleted contracts increased $461,757 to $649,670 at March 31, 2008 versus $187,913 at March 31, 2007. The increase is due to less favorable billing terms on certain contracts in process at March 31, 2008 versus March 31, 2007. Estimated earnings on contracts in process increased to $377,822 or 11.1 percent of contracts in process of $3,396,292 at March 31, 2008 compared to estimated earnings on contracts in process of $155,436 or 7.5 percent of contracts in process of $2,071,818 at March 31, 2007. The increase in estimated margins on contracts in process is attributable to improved overhead absorption.

Inventories increased $61,604 to $961,489 at March 31, 2008 principally due to increased levels of raw materials and work-in-process inventories which increased $69,303 and $69,469, respectively, reflecting higher levels of scheduled product shipments. Finished goods inventory decreased $77,168, reflecting lower levels of auxiliary motors on hand at March 31, 2008.

Prepaid expenses and other current assets decreased to $119,647 at March 31, 2008 from $279,343 at March 31, 2007 primarily due to lower levels of prepayments on capital equipment purchases at the end of the current fiscal year versus the prior fiscal year end.

We invested $616,488 for the acquisition of property and equipment during the fiscal year compared to $397,008 last fiscal year. The increase in capital expenditures is primarily due to building improvements and increased purchases of manufacturing equipment during the year ended March 31, 2008.

Patent and trademark costs decreased $34,538 to $447,765 at March 31, 2008 versus $482,303 at March 31, 2007 due to systematic amortization of patent issuance costs, which was partially offset by the costs associated with the initiation of two new patent applications.

Other assets increased $185,899 to $241,549 at March 31, 2008 from $55,650 at March 31, 2007 due to higher levels of prepayments on capital equipment purchases at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable decreased $242,404 to $740,527 at March 31, 2008 from $982,931 at March 31, 2007, primarily due to improved payment processing during the current fiscal year.

Other current liabilities increased $27,333 to $372,285 at March 31, 2008 from $344,952 at March 31, 2007. The increase is primarily attributable to higher levels of accrued warranty reserves arising from increased product sales.

Short-term deferred compensation under executive employment agreements increased to $364,000 at March 31, 2008 versus $149,325 at March 31, 2007 reflecting an amendment to an executive employment agreement during the current year which accelerated the recording of future severance obligations under the agreement.

Liabilities and commitments of discontinued operations were zero at March 31, 2008 compared to $13,847 at March 31, 2007. The decrease is attributable to payments during the fiscal year on the master lease for the facility previously occupied by our discontinued contract electronics business. See also Results of Discontinued Operations below and note 11 to the consolidated financial statements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $395,311 to $707,848 at March 31, 2008 from $312,537 at March 31, 2007 reflecting increased levels of billings on certain engineering contracts in process at the end of the fiscal year ended March 31, 2008 in advance of the performance of the associated work versus the prior fiscal year.

Long-term debt, less current portion decreased $106,002 to $416,923 at March 31, 2008 from $522,925 at March 31, 2007 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased $237,659 to $633,873 at March 31, 2008 from 396,214 at March 31, 2007 primarily due to an amendment to executive employment agreements during the current fiscal year, which accelerated the recording of future severance obligations under the agreements.

Common stock and additional paid-in capital increased to $265,267 and $77,819,041, respectively, at March 31, 2008 compared to $251,769 and $71,376,462 at March 31, 2007. The increases were primarily attributable to the completion of a private placement of 1,250,000 shares of common stock during the first quarter this fiscal year and the recording of non-cash share based payments under Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment ("SFAS 123(R)").

Results of Continuing Operations

Continuing operations for the fiscal year ended March 31, 2008, resulted in a loss of $4,572,646, or $0.18 per common share, compared to a loss from continuing operations of $3,402,566, or $0.14 per common share, and $2,757,386, or $0.11 per common share, for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in the current year loss from continuing operations is primarily attributable to higher levels of equity-based compensation, internally funded research and development, production engineering activities, and higher levels of compensation expense. Noncash stock option expense for the fiscal year ended March 31, 2008 required by SFAS 123R was allocated as follows:
Cost of contract services	$ 113,507
Cost of product sales	60,933
Research and development	25,652
Production engineering	132,494
Selling, general and administrative	842,349

$ 1,174,935

Stock option expense for the fiscal year ended March 31, 2007 required by the adoption of SFAS 123R was allocated as follows:

Cost of contract services	$ 154,828
Cost of product sales	48,606
Research and development	22,612
Production engineering	113,013
Selling, general and administrative	618,697

$ 957,756

No stock option expense was recorded in our consolidated statements of operations for the fiscal years ended March 31, 2006.

Revenue from contract services decreased $315,597, or 10.9 percent, to $2,591,939 for the fiscal year ended March 31, 2008 versus $2,907,536 for the fiscal year ended March 31, 2007. The decrease is attributable to the increased allocation of engineering resources to production engineering activities this fiscal year versus last fiscal year. Revenue from contract services increased 16.2 percent to $2,907,536 for the fiscal year ended March 31, 2007 compared to $2,502,098 for the fiscal year ended March 31, 2006. The increase was primarily attributable to higher levels of material and subcontract revenue during fiscal 2007 versus fiscal 2006.

Product sales this fiscal year increased to $4,916,383 compared to $3,745,658 for the fiscal year ended March 31, 2007. Product sales for the fiscal year ended March 31, 2007 more than doubled to $3,745,658 compared to $1,820,468 for the year ended March 31, 2006. Power products segment revenue for the year ended March 31, 2008 increased $490,170, or 18.7 percent, to $3,117,109 compared to $2,626,939 for fiscal year ended March 31, 2007 due to increased shipments of vehicle auxiliary motors and the shipment of electric propulsion systems. Power products segment revenue for the year ended March 31, 2007 more than tripled to $2,626,939 versus $862,666 for fiscal year ended March 31, 2006 due to increased production levels for auxiliary motors and the launch of production of DC-to-DC converters for hybrid electric trucks. Technology segment product revenue for the fiscal year ended March 31, 2008 increased to $1,799,274 compared to $1,118,719 for fiscal year ended March 31, 2007 due to higher levels of shipments of low volume propulsion systems. Technology segment product revenue for the fiscal year ended March 31, 2007 increased $160,917, or 16.8 percent, to $1,118,719 compared to $957,802 for fiscal year ended March 31, 2006 due to increased shipments of low volume generators and controllers to the Denver Regional Transportation District for use in their hybrid electric shuttle buses.

Gross profit margins for the current fiscal year increased to 14.3 percent compared to 10.0 percent for the fiscal year ended March 31, 2007. Gross profit margins for the fiscal year ended March 31, 2007 increased to 10.0 percent compared to 4.2 percent for the fiscal year ended March 31, 2006. Gross profit margins on contract services increased to 21.3 percent this fiscal year compared to 8.3 percent for the fiscal year ended March 31, 2007 due to improved program execution during the current fiscal year. Gross profit margins on contract services increased to 8.3 percent for the fiscal year ended March 31, 2007 compared to 1.2 percent for the fiscal year ended March 31, 2006 due to fewer cost overruns on programs during the fiscal year ended March 31, 2007. Gross profit margins on product sales this fiscal year decreased to 10.7 percent compared to 11.3 percent for fiscal 2007. The decrease is primarily due to decreased overhead absorption. Gross profit margins on product sales for the fiscal year ended March 31, 2007 increased to 11.3 percent compared to 8.2 percent for the fiscal year ended March 31, 2006 due to improved overhead absorption.

Research and development expenditures for the fiscal year ended March 31, 2008 increased to $461,791 compared to $321,160 and $241,563 for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in research and development expenditures for the fiscal year ended March 31, 2008 compared to the prior fiscal year was primarily due to increased levels of internally funded software development projects. The increase in research and development expenditures for fiscal 2007 versus fiscal 2006 was primarily due to expenditures to enhance the capability and function of the embedded microprocessor that manages the operation of our motor controllers and additional compensation expense arising from the expensing of stock options.

Production engineering costs were $1,706,978 for the fiscal year ended March 31, 2008 versus $1,286,761 and $783,579 for the prior two fiscal years. The increase for the fiscal year ended March 31, 2008 versus fiscal 2007 is primarily attributable to additional staffing during the current year. The increase for the fiscal 2007 versus fiscal 2006 is primarily attributable to the debugging and activation of our semi-automated motor production cell, production engineering activities related to the launch of high volume production for the Phoenix Motorcars propulsion system and additional compensation expense arising from the expensing of stock options.

Selling, general and administrative expense this fiscal year was $3,905,495 compared to $2,855,213 and $2,191,289 for the fiscal years ended March 31, 2007 and 2006, respectively. The increase for this fiscal year versus last fiscal year is primarily attributable to increased levels of compensation and bonuses, and the amendment of executive employment agreements, which accelerated the recording of deferred compensation expense associated with the severance provisions of these agreements. The increase for fiscal 2007 versus fiscal 2006 is primarily attributable to deferred compensation expense associated with executive employment agreements, higher levels of selling expenses, and additional compensation expense arising from the expensing of stock options.

Impairment of long-lived assets for the fiscal year ended March 31, 2008 of $11,155 is primarily attributable to the impairment of obsolete equipment. The impairment of long-lived assets for the fiscal years ended March 31, 2007 and March 31, 2006 were $889 and $2,963, respectively, and are attributable to the write-down of costs associated with abandoned patent applications.

Interest income rose to $463,248 for the current fiscal year compared to $445,578 and $344,751 for the fiscal years ended March 31, 2007 and 2006, respectively. The increase for fiscal 2008 versus fiscal 2007 is attributable to higher invested balances during the current fiscal year. The increase for fiscal 2007 versus fiscal 2006 is attributable to higher returns on invested cash balances.

Interest expense decreased to $40,652 for the year ended March 31, 2008 compared to $47,422 and $63,003 for the fiscal years ended March 31, 2007 and 2006, respectively. The decrease is due to lower average mortgage borrowings outstanding throughout the fiscal year as compared to the prior fiscal year.

Results of Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business for $0.9 million in cash and a 15 percent ownership interest in the purchaser. We did not record any value for the common stock of the purchaser received in this transaction due to uncertainty regarding our ability to realize economic value on the resale of our ownership interest. In addition, the purchaser executed a sublease on our St. Charles, Missouri manufacturing facility for the remaining term of our lease. Due to substantial doubt regarding the purchaser's financial capability to meet its obligation under the sublease, we recorded a liability, at that time, of $204,985, which represented our best estimate of the present value of future cash outflows that may arise if the purchaser defaulted on the sublease prior to the completion of its term. During the year ended March 31, 2006, we wrote-off uncollectible past due rent receivables from the sublessee in the amount of $95,880 and reduced the fair value estimate of our potential liability under the master lease at that time by $67,122 to reflect our expectations regarding our ability to identify a new tenant and complete a new sublease on the facility. In December 2005, the purchaser sold the assets of its business to another business at a price, which rendered our equity investment worthless. Coincident with this transaction we received a promissory note in the amount of $98,420 from the original purchaser together with an assignment of future commission income to be earned under a commission agreement between the buyer and the original purchaser. Income assignments are to cease when the promissory note is paid in full. Due to substantial doubt regarding our ability to receive payments under the assignment agreement and promissory note, we have fully reserved the value of the promissory note on our books reducing its recorded value to zero. The acquiring business entered into a sublease agreement on the facility with us for the remaining term of our master lease, which expired by its terms on March 31, 2007.

The operating results of this business for the year ended March 31, 2008, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations includes interest expense on debt used to acquire manufacturing machinery and equipment but does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing as discontinued operations.

Loss from discontinued operations for the fiscal year ended March 31, 2008 was $13,459, or nil per common share compared to a loss from discontinued operations of $28,791, or nil per common share, and $27,584, or nil per common share, for the fiscal years ended March 31, 2007 and 2006, respectively. See also Note 11 to the consolidated financial statements.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2008 were adequate to meet operating needs. At March 31, 2008, we had working capital (the excess of current assets over current liabilities) of $10,510,175 compared to $8,909,577 at March 31, 2007.

For the year ended March 31, 2008, net cash used in operating activities of continuing operations was $2,560,514 compared to net cash used in operating activities of continuing operations of $2,579,911 and $1,597,381 for the years ended March 31, 2007 and 2006, respectively. The decrease in cash used for the year ended March 31, 2008 is primarily attributable to higher non-cash charges for equity-based compensation, higher levels of deferred compensation and higher levels of billings in excess of costs and estimated earnings on certain uncompleted contracts, offset by higher operating losses. The increase in cash used for the year ended March 31, 2007 is primarily attributable to higher operating losses, higher levels of accounts receivables and inventories offset by non-cash charges for depreciation and amortization and equity-based compensation and higher levels of accounts payable and other current liabilities and deferred compensation.

Net cash used in investing activities of continuing operations for the fiscal year ended March 31, 2008 was $1,446,752 compared to $428,914 for the previous fiscal year and $4,246,130 for fiscal 2006. The change this fiscal year versus last fiscal year was primarily due to higher expenditures for building improvements and manufacturing equipment and increased purchases of short-term investment securities. Net cash used in investing activities of continuing operations for fiscal 2007 decreased to $428,914 versus $4,246,130 for fiscal 2006 primarily due to increased purchases of short-term investment securities during the fiscal year ended March 31, 2006.

Net cash provided by financing activities of continuing operations was $5,182,382 for the fiscal year ended March 31, 2008 versus $1,037,241 for the preceding fiscal year. The increase this fiscal year versus fiscal year 2007 is attributable to the completion of a private placement in the first quarter, which resulted in 5.2 million in cash proceeds. Net cash provided by financing activities of continuing operations was $1,037,241 for the fiscal year ended March 31, 2007 versus $4,309,003 for the fiscal year ended March 31, 2006. The decrease in fiscal 2007 versus 2006 is attributable to the effect of a follow-on offering of $3.9 million in fiscal 2006, which was partially offset by increased cash proceeds from the exercise of stock options and warrants in fiscal 2007.

We expect to invest substantially greater financial and human resources during fiscal 2009 on the commercialization of our products in emerging markets, including a significant increase in the amount of capital expenditures for equipment and tooling. As a result of these activities our losses are expected to increase and our working capital requirements may increase substantially during fiscal 2009 as a result of an increase in our losses and total revenue. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at March 31, 2008. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond next fiscal year. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2008:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 522,925	106,002	416,923	-	-
Interest on long-term debt obligations	52,052	33,737	18,315	-	-
Purchase obligations	901,097	901,097	-	-	-
Executive employment agreements (1)	997,873	364,000	628,000	-	5,873
Total	$ 2,473,947	1,404,836	1,063,238	-	5,873

(1) Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. During fiscal 2006 a large, well established customer filed for bankruptcy protection. As a result we charged-off $63,000 owed to us by the customer as a bad debt expense. Because substantially all of our customers are large well-established companies with excellent credit worthiness and our view that the bad debt expense associated with our customer's bankruptcy filing is an isolated, customer specific event, we have not established a reserve at March 31, 2008 and 2007 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2008 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2008. The adoption of this standard did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 will be adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). We do not expect the provisions of this standard to be adopted by us on April 1, 2008 to have a material effect on our financial statements and have not yet determined the impact on our financial statements of adopting the provisions related to nonfinancial assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year which the changes occur. These provisions of SFAS No. 158 were adopted last fiscal year. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending March 31, 2009. The provisions that were effective last fiscal year did not have a material effect on our financial statements and the provisions effective for our fiscal year ending March 31, 2009 are not expected to have a material effect on our financial statements.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. SFAS No. 159 is effective for our fiscal year beginning April 1, 2008. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

In December 2007, The Securities and Exchange Commission issued Staff Accounting Bulletin 110 (SAB 110). SAB 110 permits entities, under certain conditions, the continued use of a simplified method to estimate the expected term of certain stock options. SAB 110 amended SAB 107 to permit the use of this simplified method beyond December 31, 2007. The adoption of this standard did not have a material effect on our financial statements.

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron-curtain" method. The "roll-over" method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may or may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The "iron curtain" method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 provides that prior year uncorrected immaterial misstatements be evaluated under both the "roll-over" and "iron-curtain" approaches. In the event a misstatement is deemed material to the current period financial statements and the related financial statement disclosures under either approach, SAB 108 requires that the misstatement be corrected by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by correcting it in the current period financial statements by presenting the cumulative effect of the prior period errors as an adjustment to the beginning balance of accumulated deficit and the related assets or liabilities for the current fiscal year. We adopted SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2007. As a result, we recorded a cumulative effect charge to the beginning balance of accumulated deficit as of April 1, 2006 of $208,911 and a corresponding increase to the liability for long-term deferred compensation under executive employment agreements.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
TOC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

of UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2008. We also have audited UQM Technologies, Inc. and subsidiaries internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). UQM Technologies, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on UQM Technologies, Inc.'s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, UQM Technologies, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2008 and the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements during the year ended March 31, 2007, also as discussed in Note 2 to the consolidated financial statements during the year ended March 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective method.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 21, 2008

Consolidated Balance Sheets

TOC
	March 31, 2008	March 31, 2007
Assets

Current assets:
Cash and cash equivalents	$ 3,176,084	1,952,177
Short-term investments	6,589,808	5,981,828
Accounts receivable	1,304,139	1,434,686
Accounts receivable from discontinued operations	-	76,097
Costs and estimated earnings in excess of billings on
uncompleted contracts	649,670	187,913
Inventories	961,489	899,885
Prepaid expenses and other current assets	119,647	279,343

Total current assets	12,800,837	10,811,929

Property and equipment, at cost:
Land	181,580	181,580
Building	2,460,103	2,306,154
Machinery and equipment	3,558,524	3,152,296
	6,200,207	5,640,030
Less accumulated depreciation	(3,317,812)	(2,977,305)

Net property and equipment	2,882,395	2,662,725

Patent and trademark costs, net of accumulated amortization
of $677,957 and $622,320	477,765	482,303

Other assets	241,549	55,650

Total assets	$ 16,402,546	14,012,607

		(Continued)

See accompanying notes to consolidated financial statements.

	March 31, 2008	March 31, 2007
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 740,527	982,931
Other current liabilities	372,285	344,952
Current portion of long-term debt	106,002	98,760
Short-term deferred compensation under executive employment
agreements	364,000	149,325
Liabilities and commitments of discontinued operations	-	13,847
Billings in excess of costs and estimated earnings on
uncompleted contracts	707,848	312,537

Total current liabilities	2,290,662	1,902,352

Long-term debt, less current portion	416,923	522,925
Long-term deferred compensation under executive employment agreements	633,873	396,214
	1,050,796	919,139

Total liabilities	3,341,458	2,821,491

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 26,526,737 and 25,176,889 shares
issued and outstanding	265,267	251,769
Additional paid-in capital	77,819,041	71,376,462
Accumulated deficit	(65,023,220)	(60,437,115)

Total stockholders' equity	13,061,088	11,191,116

Total liabilities and stockholders' equity	$ 16,402,546	14,012,607

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

TOC
	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
Revenue:
Contract services	$ 2,591,939	2,907,536	2,502,098
Product sales	4,916,383	3,745,658	1,820,468
	7,508,322	6,653,194	4,322,566
Operating costs and expenses:
Costs of contract services	2,039,017	2,666,316	2,471,625
Costs of product sales	4,392,442	3,323,577	1,671,206
Research and development	461,791	321,160	241,563
Production engineering	1,706,978	1,286,761	783,579
Selling, general and administrative	3,905,495	2,855,213	2,191,289
Loss (gain) on disposal of assets	(2,159)	889	2,963
	12,503,564	10,453,916	7,362,225

Loss from continuing operations before other
income (expense)	(4,995,242)	(3,800,722)	(3,039,659)

Other income (expense):
Interest income	463,248	445,578	344,751
Interest expense	(40,652)	(47,422)	(63,003)
Other	-	-	525
	422,596	398,156	282,273

Loss from continuing operations	(4,572,646)	(3,402,566)	(2,757,386)

Discontinued operations - loss from operations of
discontinued electronic products segment	(13,459)	(28,791)	(27,584)

Net loss	$ (4,586,105)	(3,431,357)	(2,784,970)

Net loss per common share-basic and diluted:
Continuing operations	$(0.18)	(0.14)	(0.11)
Discontinued operations	-	-	-
	$(0.18)	(0.14)	(0.11)

Weighted average number of shares of common
stock outstanding - basic and diluted	26,196,278	25,116,354	24,283,523

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

TOC
	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2005	23,177,133	$ 231,771	64,767,975	(54,011,877)	10,987,869

Issuance of common stock in follow-on
offering, net of offering costs	1,365,188	13,652	3,872,206	-	3,885,858
Issuance of common stock under
employee stock purchase plan	3,961	40	10,688	-	10,728
Issuance of common stock upon
exercise of employee options	120,839	1,208	362,665	-	363,873
Issuance of common stock upon
exercise of warrants	108,921	1,089	279,927	-	281,016
Net loss	-	-	-	(2,784,970)	(2,784,970)

Balances at March 31, 2006	24,776,042	247,760	69,293,461	(56,796,847)	12,744,374

Issuance of common stock under
employee stock purchase plan	7,095	71	17,695	-	17,766
Issuance of common stock upon
exercise of employee options	215,440	2,154	681,539	-	683,693
Issuance of common stock upon
exercise of warrants	165,812	1,659	426,136	-	427,795
Issuance of common stock to
directors	12,500	125	39,875	-	40,000
Compensation expense from
employee and director stock
option and common stock grants	-	-	917,756	-	917,756
Cumulative effect of adoption of
SAB 108	-	-	-	(208,911)	(208,911)

Net loss	-	-	-	(3,431,357)	(3,431,357)

Balances at March 31, 2007	25,176,889	251,769	71,376,462	(60,437,115)	11,191,116

Issuance of common stock in follow-on
offering, net of offering costs	1,250,000	12,500	5,171,177	-	5,183,677
Issuance of common stock under
employee stock purchase plan	14,664	146	40,644	-	40,790
Issuance of common stock upon
exercise of employee options	24,362	244	56,431	-	56,675
Issuance of common stock under
stock bonus plan	60,822	608	46,623	-	47,231
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,127,704	-	1,127,704

Net loss	-	-	-	(4,586,105)	(4,586,105)

Balances at March 31, 2008	26,526,737	$ 265,267	77,819,041	(65,023,220)	13,061,088

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

TOC
	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2007	March 31, 2006
Cash flows from operating activities of continuing operations:
Net loss	$(4,586,105)	(3,431,357)	(2,784,970)
Loss from discontinued operations	13,459	28,791	27,584
Loss from continuing operations	(4,572,646)	(3,402,566)	(2,757,386)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities
of continuing operations:
Depreciation and amortization	437,799	414,322	364,068
Gain on disposal of assets	(13,314)	-	-
Impairment of long-lived assets	11,155	889	2,963
Non-cash equity based compensation	1,174,935	957,756	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(331,210)	(660,146)	363,981
Inventories	(61,604)	(432,400)	180,688
Prepaid expenses and other current assets	159,696	(160,904)	(9,241)
Other assets	2,101	2,102	(4,203)
Accounts payable and other current liabilities	(215,071)	484,358	(104,228)
Billings in excess of costs and estimated
earnings on uncompleted contracts	395,311	90,911	155,116
Deferred compensation under executive
employment agreements	452,334	125,767	210,861
Net cash used in operating activities	(2,560,514)	(2,579,911)	(1,597,381)

Cash flows from investing activities of continuing operations:
Maturities (purchases) of short-term investments	(607,980)	27,566	(3,788,800)
Increase in other long-term assets	(2,217)	(52,699)	-
Prepayments on property and equipment	(186,633)	-	-
Acquisition of property and equipment	(616,488)	(397,008)	(420,990)
Increase in patent and trademark costs	(51,099)	(6,773)	(36,340)
Proceeds from sale of assets	17,665	-	-
Net cash used in investing activities	$ (1,446,752)	(428,914)	(4,246,130)

See accompanying notes to consolidated financial statements.
		(Continued)

Consolidated Statements of Cash Flows, Continued
	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
Cash flows from financing activities of continuing operations:
Repayment of debt	$ (98,760)	(92,013)	(232,472)
Issuance of common stock in follow-on offering,
net of offering costs	5,183,677	-	3,885,858
Issuance of common stock upon exercise of
employee options	56,675	683,693	363,873
Issuance of common stock upon exercise of warrants	-	427,795	281,016
Issuance of common stock under employee stock
purchase plan	40,790	17,766	10,728
Net cash provided by financing activities	5,182,382	1,037,241	4,309,003

Net cash provided by (used in) continuing operations	1,175,116	(1,971,584)	(1,534,508)

Discontinued operations - net cash provided by (used in)
operating activities	48,791	(153,045)	(176,918)

Increase (decrease) in cash and cash equivalents	1,223,907	(2,124,629)	(1,711,426)

Cash and cash equivalents at beginning of year	1,952,177	4,076,806	5,788,232

Cash and cash equivalents at end of year	$ 3,176,084	1,952,177	4,076,806

Supplemental Cash Flow Information:
Interest paid in cash during the year	$ 40,979	47,726	64,143

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

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and those of all majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The amortized cost and unrealized gain or loss of our investments were:

	March 31, 2008		March 31, 2007
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency securities	$ 1,656,515	(3,193)	3,391,728	(43,456)
Commercial paper, corporate and foreign bonds	1,912,779	(9,050)	2,320,479	(41,545)
Certificates of deposit	3,020,514	-	269,621	-
	6,589,808	(12,243)	5,981,828	(85,001)
Long-term investment:
Certificates of deposit	54,916	-	52,699	-
	$ 6,644,724	(12,243)	6,034,527	(85,001)

The time to maturity of held-to-maturity securities were:

	March 31,
	2008	2007
Three to six months	$ 1,311,373	627,829
Six months to one year	5,278,435	5,353,999
Over one year	54,916	52,699
	$ 6,644,724	6,034,527

(e)  Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2008 and 2007, no allowance for uncollectible accounts receivable was deemed necessary.

(f)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on our assessment of recoverability of slow moving or obsolete inventory items. We did not have any reserves recorded as of March 31, 2008 and 2007.

(g)  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $382,162, $337,470 and $268,613, respectively.

(h)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $55,637, $76,852 and $95,455, respectively.

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

(m)  Loss per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2008, 2007 and 2006, respectively, issued but not yet earned common shares of 283,480, 136,035, and zero were being held in safekeeping by the Company. For the fiscal years 2008, 2007, and 2006, shares in the amount of 7,887, 9,767, and zero shares were potentially included in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At March 31, 2008, 2007 and 2006, options to purchase 2,679,740, 2,771,914 and 3,065,610 shares of common stock, respectively, and warrants to purchase 85,267, 157,267 and 439,088 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2008, 2007 and 2006, respectively, options and warrants for 1,400,051, 1,582,262 and 1,791,858 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 335,477 shares, 381,096 shares and 496,815 shares of common stock for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

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

(p)  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2008. The adoption of this standard did not have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 will be adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). We do not expect the provisions of this standard to be adopted by us on April 1, 2008 to have a material effect on our financial statements and have not yet determined the impact on our financial statements of adopting the provisions related to nonfinancial assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year which the changes occur. These provisions of SFAS No. 158 were adopted last fiscal year. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending March 31, 2009. The provisions that were effective last fiscal year did not have a material effect on our financial statements and the provisions effective for our fiscal year ending March 31, 2009 are not expected to have a material effect on our financial statements.

In February, 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. SFAS No. 159 is effective for our fiscal year beginning April 1, 2008. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

In December 2007, The Securities and Exchange Commission issued Staff Accounting Bulletin 110 (SAB 110). SAB 110 permits entities, under certain conditions, the continued use of a simplified method to estimate the expected term of certain stock options. SAB 110 amended SAB 107 to permit the use of this simplified method beyond December 31, 2007. The adoption of this standard did not have a material effect on our financial statements.

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

(2)   Stock Based Compensation

Stock Option Plans

As of March 31, 2008 we had 1,190,081 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2008, we had 295,579 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of March 31, 2008 we had 90,237 shares of common stock available for issuance under the Stock Purchase Plan. During the years ended March 31, 2008, and March 31, 2007, respectively, 14,664 and 7,095 shares of common stock were issued under the Stock Purchase Plan.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of March 31, 2008 there were 198,142 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 204,558 and 149,735 shares granted under the Stock Plan during the years ended March 31, 2008, and March 31, 2007, respectively.

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

Total share-based compensation expense for the years ended March 31, 2008, and March 31, 2007, was $1,174,935 and $957,756, respectively. The following table shows the classification of these expenses:
	Year Ended	Year Ended
	March 31, 2008	March 31, 2007
Cost of contract services	$ 113,507	154,828
Cost of product sales	60,933	48,606
Research and development	25,652	22,612
Production engineering	132,494	113,013
Selling, general and administrative	842,349	618,697

	$ 1,174,935	957,756

Share-based compensation capitalized in inventories was insignificant as of March 31, 2008 and 2007.

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarter and year ended March 31, 2008 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of March 31, 2008 and 2007 and changes during the years ended March 31, 2008 and 2007 are presented below:
	Year Ended		Year Ended
	March 31, 2008		March 31, 2007
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at March 31	554,940	$ 1.71	926,197	$ 1.61
Granted	-	-	-	-
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,387)	$ 2.01	(14,481)	$ 1.17
Non-vested at June 30	542,553	$ 1.70	901,716	$ 1.61
Granted	106,159	$ 1.89	119,605	$ 1.53
Vested	(39,702)	$ 1.52	-	-
Forfeited	(2,000)	$ 1.61	(48,276)	$ 1.59
Non-vested at September 30	607,010	$ 1.75	973,045	$ 1.60
Granted	-	-	-	-
Vested	(246,455)	$ 1.63	(252,117)	$ 1.63
Forfeited	(2,000)	$ 1.61	-	-
Non-vested at December 31	358,555	$ 1.83	720,928	$ 1.60
Granted	6,000	$ 1.03	5,000	$ 2.69
Vested	(26,667)	$ 1.41	(165,520)	$ 1.23
Forfeited	-	-	(5,468)	$ 1.78
Non-vested at March 31	337,888	$ 1.85	554,940	$ 1.71

As of March 31, 2008, there was $321,430 of total unrecognized compensation costs related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 18 months. The total fair value of stock options that vested during the quarter and year ended March 31, 2008 was $37,617, and $519,978, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2008 and 2007 and changes during the years ended March 31, 2008 and 2007 is presented below:
	Year Ended		Year Ended
	March 31, 2008		March 31, 2007
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at March 31	136,035	$ 3.20	-	$ -
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	136,035	$ 3.20	-	$ -
Granted	-	$ -	149,735	$ 3.20
Vested	(45,349)	$ 3.20	(12,500)	$ 3.20
Forfeited	-	$ -	(1,200)	$ 3.20
Non-vested at September 30	90,686	$ 3.20	136,035	$ 3.20
Granted	204,558	$ 3.40	-	$ -
Vested	(11,764)	$ 3.40	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at December 31	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at March 31	283,480	$ 3.34	136,035	$ 3.20

As of March 31, 2008 there was $232,439 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 9 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the years ended March 31, 2008 and 2007 was $185,114 and $40,000, respectively.

Pro forma information required under SFAS No. 123 for the year ended March 31, 2006, as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans, was as follows:
Year Ended
March 31, 2006
Net loss, as reported	$(2,784,970)
Less: total share-based employee compensation determined
under the fair value method for all awards, net of tax	(644,871)
Pro forma net loss	$(3,429,841)
Reported basic and diluted net loss per common share	$ (.11)
Pro forma basic and diluted net loss per common share	$ (.14)

During the years ended March 31, 2008 and 2007 options to acquire 201,060 and 148,344 shares of common stock, respectively, were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2008, 2007 and 2006, were based on estimates at the date of grant as follows:

Year Ended March 31,
	2008	2007	2006
Weighted average estimated
fair value of grant	$ 3.41 Per option	3.24 Per option	1.99 Per option
Expected life (in years)	3.3 years	3.5 years	6.0 years
Risk free interest rate	4.17%	4.9%	4.8%
Expected volatility	60.03%	59.7%	48.7%
Expected dividend yield	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 107 whereby the simple average of the vesting period and contractual term is utilized as the expected life for grants prior to December 31, 2007.

Additional information with respect to stock option activity during the year ended March 31, 2008 under our incentive and non-qualified stock option plans is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	2,692,400	$ 4.33	5.7 years	$ 1,972,876
Granted	-	$ -
Exercised	(1,599)	$ 2.41		$ 2,942
Forfeited	(3,579)	$ 2.68

Outstanding at June 30, 2007	2,687,222	$ 4.33	5.4 years	$ 2,070,665
Granted	106,159	$ 3.57
Exercised	(4,245)	$ 2.41		$ 8,193
Forfeited	(2,000)	$ 3.57

Outstanding at September 30, 2007	2,787,136	$ 4.30	5.2 years	$ 1,343,718
Granted	-	$ -
Exercised	-	$ -
Forfeited	(2,000)	$ 3.57

Outstanding at December 31, 2007	2,785,136	$ 4.30	5.0 years	$ 1,006,016
Granted	6,000	$ 1.69
Exercised	-	$ -
Forfeited	(247,830)	$ 8.00

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -

Exercisable at March 31, 2008	2,205,418	$ 3.99	4.9 years	$ -

Vested and expected to vest at March 31, 2008	2,523,959	$ 3.94	5.2 years	$ -

Additional information with respect to stock option activity during the year ended March 31, 2007 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2006	3,006,329	$ 4.28
Granted	-	$ -
Exercised	(186,814)	$ 3.29		$ 306,117
Forfeited	(9,037)	$ 2.26

Outstanding at June 30, 2006	2,810,478	$ 4.35	6.1 years	$ 518,535
Granted	119,605	$ 3.20
Exercised	-	$ -
Forfeited	(99,758)	$ 5.61

Outstanding at September 30, 2006	2,830,325	$ 4.26	6.0 years	$ 330,706
Granted	-	$ -
Exercised	-	$ -
Forfeited	(11,666)	$ 2.17

Outstanding at December 31, 2006	2,818,659	$ 4.27	5.7 years	$ 307,679
Granted	5,000	$ 4.31
Exercised	(28,626)	$ 2.43		$ 51,606
Forfeited	(102,633)	$ 3.31

Outstanding at March 31, 2007	2,692,400	$ 4.33	5.7 years	$ 1,972,876

Exercisable at March 31, 2007	2,137,460	$ 4.58	4.9 years	$ 1,540,910

Vested and expected to vest at March 31, 2007	2,666,940	$ 4.33	5.6 years	$ 1,957,156

Additional information with respect to stock option activity during the year ended March 31, 2008 under our non-employee director stock option plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Granted	24,039	$ 3.57
Exercised	(18,518)	$ 2.30		$ 21,111
Forfeited	(9,259)	$ 2.30

Outstanding at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,111
Granted	57,918	$ 3.40
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614
Granted	6,944	$ 1.95
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	-

Exercisable at March 31, 2008	131,644	$ 3.33	2.7 years	-

Vested and expected to vest at March 31, 2008	131,644	$ 3.33	2.7 years	-

Additional information with respect to stock option activity during the year ended March 31, 2007 under our non-employee director stock option plan is as follows:
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

Cash received by us upon the exercise of stock options for the years ended March 31, 2008 and 2007 was $97,465 and $701,459 respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of

        Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2008, the estimated period to complete contracts in process ranged from one to eighteen months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:
	March 31, 2008	March 31, 2007

Costs incurred on uncompleted contracts	$ 3,018,470	1,916,382
Estimated earnings	377,822	155,436
	3,396,292	2,071,818
Less billings to date	(3,454,470)	(2,196,442)
	$ (58,178)	(124,624)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 649,670	187,913
Billings in excess of costs and estimated earnings on
uncompleted contracts	(707,848)	(312,537)
	$ (58,178)	(124,624)

(4)    Inventories

Inventories consist of:
	March 31, 2008	March 31, 2007

Raw materials	$ 721,291	651,988
Work-in-process	179,385	109,916
Finished products	60,813	137,981
	$ 961,489	899,885

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value.

(5)    Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2008, we recorded total impairment charges of $11,155 for obsolete equipment.

During the fiscal year ended March 31, 2007 and 2006, we recorded total impairment charges of $889 and $2,963, respectively, for obsolete equipment and abandoned patent applications.

Average annual depreciation expense for the equipment impaired during the fiscal year ended March 31, 2008, for years preceding the year of impairment, was $4,308.

Impairments for the fiscal year ended March 31, 2006 consists solely of capitalized costs, principally legal fees, associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

(6)    Other Current Liabilities

Other current liabilities consist of:
	March 31, 2008	March 31, 2007

Accrued payroll and employee benefits	$ 125,677	118,357
Accrued personal property and real estate taxes	58,184	42,103
Accrued warranty costs	117,645	74,850
Accrued losses on engineering contracts	5,209	14,592
Unearned revenue	20,690	61,323
Accrued royalties	33,923	24,172
Other	10,957	9,555
	$ 372,285	344,952

(7)    Long-Term Debt

Long-term debt consists of:
	March 31, 2008	March 31, 2007
Note payable to bank, payable in monthly installments
with interest at 7.0%; matures November 2009;
secured by land and building	$ 522,925	621,685
Less: current portion	106,002	98,760

Long-term debt, less current portion	$ 416,923	522,925

Prior to March 31, 2006 the loan agreement related to our facility in Frederick, Colorado included covenants which required us to maintain certain financial ratios as defined in the agreement. For periods after March 31, 2006 these financial covenants were eliminated.

The annual aggregate contractual maturities of long-term debt for each of the next five fiscal years are as follows:
2009	$ 106,002
2010	416,923
Thereafter	-
$ 522,925

(8)    Income Taxes

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:
	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006

Computed "expected" tax benefit	$(1,554,700)	(1,156,872)	(937, 511)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	1,124,302	825,774	-
Adjustment to deferred tax assets and liabilities
for prior period corrections	(104,562)	865,148	(2,319,149)
Increase (decrease) in valuation allowance for
net deferred tax assets	588,902	(525,326)	3,217,427
Other, net	(53,942)	(8,724)	39,233

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
	March 31, 2008	March 31, 2007

Deferred tax assets:
Research and development credit carry-forwards	$ 130,798	185,171
Net operating loss carry-forwards	20,259,647	19,894,496
Deferred compensation	369,790	202,155
Property and equipment	343,429	430,169
Intangible assets	-	47,517
Stock compensation	363,974	130,584
Other	26,197	-
Total deferred tax assets	21,493,835	20,890,092

Deferred tax liabilities:
Intangible assets	14,841	-
Total deferred tax liabilities	14,841	-

Net deferred tax assets	21,478,994	20,890,092

Less valuation allowance	(21,478,994)	(20,890,092)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2008 we had net operating loss carry-forwards (NOL) of approximately $59 million for U.S. income tax purposes that expire in varying amounts through 2027. Approximately $4.5 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $21.5 million and $20.9 million at March 31, 2008 and March 31, 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

(9)    Stockholders' Equity

In June 2007 we completed a private placement of 1,250,000 shares of our common stock to two institutional investors. Cash proceeds, net of offering costs, were $5,183,677.

In November 2004 we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value. Cash proceeds, net of offering costs, were $6,767,465. Warrants to acquire 85,267 shares of our common stock were outstanding at March 31, 2008 and 2007.

(10)  Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $508,903, $830,637 and $681,000 for the years ended March 31, 2008, 2007 and 2006, respectively, which was 7 percent, 12 percent and 16 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $1,271,502, $1,059,930 and $64,263 for the years ended March 31, 2008, 2007 and 2006, respectively, which was 17 percent, 16 percent and 1 percent of total revenue, respectively. Revenue from the Denver Regional Transportation District totaled $864,540, $417,750 and $283,526 for the years ended March 31, 2008, 2007 and 2006, respectively, which was 12 percent, 6 percent and 7 percent of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 16 percent and 24 percent of total accounts receivable as of March 31, 2008 and 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $45,615 and $99,958 as of March 31, 2008 and 2007, respectively. Trade accounts receivable from Lippert Components, Inc. were 8 percent and 7 percent of total accounts receivable as of March 31, 2008 and 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $211,571 and $196,623 as of March 31, 2008 and 2007, respectively. Trade accounts receivable from the Denver Regional Transportation District were 20 percent and nil of total accounts receivable as of March 31, 2008 and 2007, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero as of March 31, 2008 and 2007.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $2,329,248, $2,313,856 and $1,847,300 for the years ended March 31, 2008, 2007 and 2006, respectively, which was 31 percent, 35 percent and 43 percent of total revenue, respectively. Accounts receivable from government-funded contracts represented 12 percent and 32 percent of total accounts receivable as of March 31, 2008 and 2007, respectively.

(11)  Discontinued Operations

In January 2004, we committed to a plan to exit our contract electronics manufacturing business whose results were reported as the electronic products segment. In May 2004, we completed the divestiture of equipment and inventory of this business.

The operating results of this business for the years ended March 31, 2008, 2007 and 2006 have been reported separately as discontinued operations. Loss from discontinued operations does not include allocations of general corporate overheads, which have been allocated to other business segments. Operating results of all prior periods presented have been adjusted to reflect the contract electronics manufacturing business as discontinued operations.

Net loss from the discontinued electronic products segment is shown in the following table:
Year Ended March 31,
	2008	2007	2006

Net loss of electronic products segment	$(13,459)	(28,791)	(27,584)

Assets and liabilities of the discontinued electronic products segment were as follows:
	March 31, 2008	March 31, 2007
Assets of discontinued electronic products segment	$ -	76,097
Liabilities of discontinued electronic products segment	$ -	13,847

Net assets of discontinued electronic products segment	$ -	62,250

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

(13)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 who have been employed by us at least six months are eligible to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants' contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $75,028, $65,658 and $55,061, for the years ended March 31, 2008, 2007, and 2006, respectively.

(14)  Segments

At March 31, 2008, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. As discussed in note 11, we discontinued our electronic products segment in fiscal year 2004, and accordingly, the financial results of this operation are no longer reported in continuing operations in all periods presented. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment and administrative time devoted to each segment by senior management. The percentage allocated to the technology segment and power products segment for the fiscal year ended March 31, 2008 was 75 percent and 25 percent, respectively. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2007, and 2006 were 61 percent and 39 percent, and 74 percent and 26 percent, in each year, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $710,416, $143,880 and $64,882 for the years ended March 31, 2008, 2007, and 2006, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $169,562, $184,164 and $184,164 for the years ended March 31, 2008, 2007 and 2006, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the year ended March 31, 2008:
		Power
	Technology	Products	Total

Revenue	$ 4,391,213	3,117,109	7,508,322
Interest income	$ 454,466	8,782	463,248
Interest expense	$ -	(40,652)	(40,652)
Depreciation and amortization	$ (223,815)	(213,984)	(437,799)
Impairment of long-lived assets	$ (820)	(10,335)	(11,155)
Segment loss from continuing operations	$ (3,861,180)	(711,466)	(4,572,646)
Assets of continuing operations	$ 12,511,384	3,891,162	16,402,546
Expenditures for long-lived segment assets	$ (423,670)	(243,917)	(667,587)

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

(15)  Commitments and Contingencies

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

The aggregate future base salary payable to these four executive officers under the Employment Agreements over their remaining fifty-three month term is $3,851,333. In addition, the Company has recorded a liability of $997,873 representing the potential future compensation payable to Messrs. Rankin, French, Burton and Lutz under the retirement and voluntary termination provisions of their Employment Agreements.

Lease Commitments

At March 31, 2008 there were no operating leases with initial non-cancelable terms in excess of one year.

Rental expense, after deducting sublease payments of zero, $185,500 and $134,260 for the years ended March 31, 2008, 2007 and 2006, respectively, was $59,400, $66,644 and $128,691, of which, $59,400, zero and $10,807 were reported as continuing operations for the years ended March 31, 2008, 2007 and 2006, respectively, and zero, $66,644 and $117,884 were reported as discontinued operations for the years ended March 31, 2008, 2007 and 2006, respectively.

Litigation

We have filed an arbitration claim with the American Arbitration Association against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. seeking damages in excess of $5.1 million for breach of contract. The claim is currently scheduled for hearing before an arbitration panel in the fall of 2008.

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

(16)  Interim Financial Data (Unaudited)
	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2008(A)
Sales	$1,454,452	1,990,591	1,714,858	2,348,421
Gross profit	$28,903	363,902	273,570	410,488
Loss from continuing operations	$(1,128,751)	(1,139,894)	(1,322,849)	(981,152)
Discontinued operations	$-	-	15,853	(29,312)
Net loss	$(1,128,751)	(1,139,894)	(1,306,996)	(1,010,464)
Net loss per common share basic and diluted:
Continuing operations	$(0.05)	(0.04)	(0.05)	(0.04)
Discontinued operations	-	-	-	-
	$(0.05)	(0.04)	(0.05)	(0.04)
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

(17)  Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance at End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2008
Not deducted from asset accounts:
Accrued warranty cost	$ 74,850	98,434	-	55,639 (A)	117,645
Liabilities and commitments of
discontinued operations	$ 13,847	-	-	13,847 (B)	-

Year ended March 31, 2007
Not deducted from asset accounts:
Accrued warranty cost	$ 39,480	85,955	-	50,585 (A)	74,850
Liabilities and commitments of
discontinued operations	$ 62,004	13,847	-	62,004 (C)	13,847

Year ended March 31, 2006
Deducted from asset accounts:
Bad debt expense	$ -	63,000	-	63,000 (B)	-
Not deducted from asset accounts:
Accrued warranty cost	$ 48,690	53,298	-	62,508 (A)	39,480
Liabilities and commitments of
discontinued operations	$ 211,338	-	-	149,334 (C)	62,004

Note (A) Represents actual warranty payments for units returned under warranty.
Note (B) Represents reduction in trade accounts receivable.
Note (C) Represents payments on the leased facility formerly occupied by our discontinued electronics segment and the payment of trade accounts payable and other accrued liabilities.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
TOC

None.
ITEM 9A.	CONTROLS AND PROCEDURES
TOC

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2008, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of March 31, 2008, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

The consolidated financial statements have been audited by the independent registered public accounting firm, Grant Thornton LLP, who independently assessed the effectiveness of the company's internal control over financial reporting. During their audit, Grant Thornton LLP was given unrestricted access to all financial records, including minutes of all meetings of the Board of Directors and the annual meeting of the Company's shareholders. Grant Thornton LLP has issued its report on the effectiveness of our internal control over financial reporting, which is included above in Part II, Item 8 of this Form 10-K.

May 21, 2008
/s/ William G. Rankin	/s/ Donald A. French
William G. Rankin	Donald A. French
Chairman of the Board, President	Treasurer, Secretary and
and Chief Executive Officer	Chief Financial Officer
ITEM 9B.	OTHER INFORMATION
TOC
None.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
TOC

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders' to be held July 23, 2008.
ITEM 11.	EXECUTIVE COMPENSATION
TOC

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2008" and "Aggregate Option Exercises During Fiscal Year 2008 and Option Values at the End of Fiscal Year 2008 in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held July 23, 2008.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
TOC

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held July 23, 2008.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
TOC

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held July 23, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
TOC

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held July 23, 2008.

PART IV

TOC
ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2008 and March 31, 2007.

Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended March 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 17 to the Consolidated Financial Statements above.

	3.	Reports on Form 8-K

Report regarding the completion of a private placement offering filed June 24, 2007.

Report regarding amendments to the employment agreements of William G. Rankin and Donald A. French and the execution of employment agreements with Ronald M. Burton and Jon Lutz filed September 20,
2007.

Report regarding changes to the compensation of Messrs. William G. Rankin, Donald A. French, Ronald
G. Burton and Jon Lutz filed November 6, 2007.

Report regarding the retirement of Ernest H. Drew and the appointment of Joseph P. Sellinger to the
Board of Directors filed March 24, 2008.

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

10.3

UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Annual Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993, which is incorporated herein by reference.

10.4		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.5		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.6		Form of Incentive Stock Option Agreement.

10.7		Form of Non-Qualified Stock Option Agreement.

10.8		Form of Restricted Stock Agreement.

10.9		Employment Agreement with William G. Rankin dated May 5, 2008.

10.10		Employment Agreement with Donald A. French dated May 5, 2008.

10.11		Employment Agreement with Ronald M. Burton dated September 17, 2007.

10.12		Employment Agreement with Jon Lutz dated September 17, 2007.

10.13		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

21.0		Subsidiaries of the Company. Reference is made to Exhibit 21.0 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 21st day of May, 2008.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation
By:	/s/William G. Rankin
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/William G. Rankin William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 21, 2008
/s/Donald A. French Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 21, 2008
/s/Ernest H. Drew Ernest H. Drew	Director	May 21, 2008
/s/Stephen J. Roy Stephen J. Roy	Director	May 21, 2008
/s/Jerome H. Granrud Jerome H. Granrud	Director	May 21, 2008
/s/Donald W. Vanlandingham Donald W. Vanlandingham	Director	May 21, 2008
/s/Joseph P. Sellinger Joseph P. Sellinger	Director	May 21, 2008