Form 10-Q
period 2008-06-30
UQM TECHNOLOGIES INC
filed 2008-07-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 28, 2008 was 26,895,805.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOC

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC

	June 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$ 3,862,512	3,176,084
Short-term investments	5,427,785	6,589,808
Accounts receivable	1,045,905	1,304,139
Costs and estimated earnings in excess of billings on
uncompleted contracts	548,461	649,670
Inventories	1,131,415	961,489
Prepaid expenses and other current assets	255,533	119,647

Total current assets	12,271,611	12,800,837

Property and equipment, at cost:
Land	181,580	181,580
Building	2,460,103	2,460,103
Machinery and equipment	3,671,846	3,558,524
	6,313,529	6,200,207
Less accumulated depreciation	(3,417,570)	(3,317,812)

Net property and equipment	2,895,959	2,882,395

Patent and trademark costs, net of accumulated
amortization of $691,866 and $677,957	464,941	477,765

Other assets	347,978	241,549

Total assets	$ 15,980,489	16,402,546

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	June 30, 2008	March 31, 2008
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 964,039	740,527
Other current liabilities	518,120	372,285
Current portion of long-term debt	107,909	106,002
Short-term deferred compensation under executive employment agreements	368,334	364,000
Billings in excess of costs and estimated earnings on
uncompleted contracts	760,232	707,848

Total current liabilities	2,718,634	2,290,662

Long-term debt, less current portion	389,283	416,923
Long-term deferred compensation under executive employment agreements	637,426	633,873

	1,026,709	1,050,796

Total liabilities	3,745,343	3,341,458

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,526,737 and 26,526,737 shares
issued and outstanding	265,267	265,267
Additional paid-in capital	77,992,814	77,819,041
Accumulated deficit	(66,022,935)	(65,023,220)

Total stockholders' equity	12,235,146	13,061,088

Total liabilities and stockholders' equity	$ 15,980,489	16,402,546

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC

	Quarter Ended June 30,
	2008	2007
Revenue:
Contract services	$ 603,484	514,750
Product sales	1,189,871	939,702
	1,793,355	1,454,452

Operating costs and expenses:
Costs of contract services	535,660	461,146
Costs of product sales	1,063,435	964,403
Research and development	102,498	98,324
Production engineering	407,848	546,033
Selling, general and administrative	760,324	629,836
Gain on sale of property and equipment	-	(4,000)
	2,869,765	2, 695,742

Operating loss	(1,076,410)	(1,241,290)

Other income (expense):
Interest income	84,278	123,439
Interest expense	(9,116)	(10,900)
Other	1,533	-
	76,695	112,539

Net loss	$ (999,715)	(1,128,751)

Net loss per common share - basic and diluted	$(0.04)	(0.05)

Weighted average number of shares of common
stock outstanding - basic and diluted	26,526,737	25,254,531

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

TOC

	Quarter Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (999,715)	(1,128,751)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	113,667	106,176
Non-cash equity based compensation	173,773	130,142
Gain on disposal of assets	-	(4,000)
Impairment of Inventory	11,763	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	359,443	239,101
Inventories	(181,689)	(253,738)
Prepaid expenses and other current assets	(135,886)	(110,263)
Other assets	-	1,548
Accounts payable and other current liabilities	369,347	(244,897)
Billings in excess of costs and estimated earnings on
uncompleted contracts	52,384	166,816
Deferred compensation under
executive employment agreements	7,887	8,177
Net cash used in operating activities	(229,026)	(1,089,689)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	1,162,023	(1,733,939)
Increase in other long-term assets	(574)	-
Prepayments on property and equipment	(105,855)	-
Acquisition of property and equipment	(113,322)	(127,963)
Proceeds from sale of assets	-	4,000
Increase in patent and trademark costs	(1,085)	(30,584)
Net cash provided by (used in) investing activities	941,187	(1,888,486)

Cash flows from financing activities of:
Repayment of debt	(25,733)	(23,956)
Issuance of common stock in follow-on offering, net of offering
costs	-	5,182,500
Issuance of common stock upon exercise of employee options	-	3,853
Issuance of common stock under employee stock purchase plan	-	21,226
Net cash provided by (used in) financing activities	(25,733)	5,183,623

Increase in cash and cash equivalents	686,428	2,205,448
Cash and cash equivalents at beginning of quarter	3,176,084	1,952,177
Cash and cash equivalents at end of quarter	$ 3,862,512	4,157,625

Supplemental cash flow information:
Interest paid in cash during the quarter	$ 9,202	10,979

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

TOC
(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2008.

(2)	Stock-Based Compensation

Stock Option Plans

As of June 30, 2008 we had 1,186,081 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to any eligible employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were no shares of common stock granted under the Plan during the quarters ended June 30, 2008 and 2007. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2008, we had 295,579 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. We have reserved 90,237 shares of common stock for issuance under the Stock Purchase Plan. During the quarters ended June 30, 2008 and 2007, we issued zero and 8,994 shares of common stock, respectively, under the Stock Purchase Plan.

Stock Bonus Plan

We have a stock bonus plan administered by the Board of Directors, under which 198,142 shares of common stock are available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the plan during the quarters ended June 30, 2008 and 2007.

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

Total share-based compensation expense for the quarters ended June 30, 2008 and June 30, 2007 was $173,773 and $130,142, respectively. The following table shows the classification of these expenses:

	Quarter Ended June 30,
	2008	2007
Cost of contract services	$ 30,857	29,476
Cost of product sales	18,425	11,136
Research and development	6,914	5,539
Production engineering	31,597	29,024
Selling, general and administrative	85,980	54,967
	$ 173,773	130,142

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters ended June 30, 2008 and June 30, 2007 were insignificant.

All shares granted under the non-employee director stock option plan are vested.

A summary of the status of non-vested shares under the incentive and non-qualified option plans as of June 30, 2008 and 2007 and changes during the quarters ended June 30, 2008 and 2007 is presented below:

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	337,888	$ 1.85	554,940	$ 1.71
Granted	-	$ -	-	$ -
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,000)	$ 1.61	(2,387)	$ 2.01
Non-vested at June 30	325,888	$ 1.84	542,553	$ 1.70

As of June 30, 2008, there was $249,739 of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 15 months. The total fair value of stock options that vested during the quarters ended June 30, 2008 and 2007 was $21,000 and $21,000, respectively.

There were no employee stock option grants during the quarters ended June 30, 2008, and June 30, 2007.

A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2008 and 2007 and changes during the quarters ended June 30, 2008 and 2007 is presented below:

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	283,480	$ 3.34	136,035	$ 3.20

As of June 30, 2008, there was $150,342 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 25 months.

Expected volatility is based on historical volatility. The expected life of options granted on or after April 1, 2008 is based on historical experience, the expected life of option grants prior to April 1, 2008 is based on the simplified calculation of expected life described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 107.

Additional information with respect to stock option activity during the quarter ended June 30, 2008 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57

Outstanding at June 30, 2008	2,541,306	$ 3.94	5.0 years	$ 3,060

Exercisable at June 30, 2008	2,215,418	$ 3.99	4.6 years	$ -

Vested and expected to vest at June 30, 2008	2,523,020	$ 3.94	5.0 years	$ 2,128

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

The total intrinsic value of options exercised under the plan during the quarters ended June 30, 2008 and 2007 was zero and $2,942.
Additional information with respect to stock option activity during the quarter ended June 30, 2008 under our non-employee director stock option plan is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Life	Value

Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736

Exercisable at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736

Vested and expected to vest at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736
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

Cash received by us upon the exercise of stock options for the quarters ended June 30, 2008 and 2007 was zero and $25,079, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at June 30, 2008 and March 31, 2008 were:

	June 30, 2008		March 31, 2008
	Amortized		Amortized
	Cost	Gain (Loss)	Cost	Gain (Loss)
Short-term Investments:
U.S. government and government agency securities	$ 1,852,081	(35,245)	1,656,515	(3,193)
Commercial paper, corporate and foreign bonds	843,570	(964)	1,912,779	(9,050)
Certificates of deposit	2,732,134	-	3,020,514	-
	5,427,785	(36,209)	6,589,808	(12,243)

Long-term Investments:
Certificates of deposit	55,490	-	54,916	-
	$ 5,483,275	(36,209)	6,644,724	(12,243)

The time to maturity of held-to-maturity securities were:

	June 30, 2008	March 31, 2008

Three to six months	$ 784,234	1,311,373
Six months to one year	4,643,551	5,278,435
Over one year	55,490	54,916
	$ 5,483,275	6,644,724

(4)

At June 30, 2008, the estimated period to complete contracts in process ranged from one to sixteen months and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2008	March 31, 2008

Costs incurred on uncompleted contracts	$ 3,375,843	3,018,470
Estimated earnings	307,963	377,822
	3,683,806	3,396,292
Less billings to date	(3,895,577)	(3,454,470)
	$ (211,771)	(58,178)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 548,461	649,670
Billings in excess of costs and estimated earnings on
uncompleted contracts	(760,232)	(707,848)
	$ (211,771)	(58,178)

(5)	Inventories at June 30, 2008 and March 31, 2008 consist of:
	June 30, 2008	March 31, 2008

Raw materials	$ 785,758	721,291
Work-in-process	284,427	179,385
Finished products	61,230	60,813
	$ 1,131,415	961,489

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(6)	Other current liabilities at June 30, 2008 and March 31, 2008 consist of:
	June 30, 2008	March 31, 2008

Accrued payroll and employee benefits	$ 132,196	125,677
Accrued personal property and real estate taxes	40,878	58,184
Accrued warranty costs	106,061	117,645
Accrued losses on engineering contracts	3,781	5,209
Unearned revenue	127,059	20,690
Accrued royalties	40,359	33,923
Other	67,786	10,957
	$ 518,120	372,285
(7)	Stockholders' Equity

Changes in the components of shareholders' equity during the quarter ended June 30, 2008 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2008	26,526,737	$ 265,267	77,819,041	(65,023,220)	13,061,088

Compensation expense from
employee and director stock
option and common stock grants	-	-	173,773	-	173,773
Net loss	-	-	-	(999,715)	(999,715)
Balances at June 30, 2008	26,526,737	$ 265,267	77,992,814	(66,022,935)	12,235,146

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire 85,267 shares of common stock remain outstanding at June 30, 2008 and 2007, respectively.
(8)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $134,843 and zero for the quarters ended June 30, 2008 and 2007, respectively, which was 8 percent and nil of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $292,658 and $372,624 for the quarters ended June 30, 2008 and 2007, which was 16 percent and 26 percent of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 13 percent and 16 percent of total accounts receivable as of June 30, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $37,664 and $45,615 as of June 30, 2008 and March 31, 2008, respectively. Trade accounts receivable from Lippert Components, Inc. were 11 percent and 8 percent of total accounts receivable as of June 30, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $375,978 and $211,571 as of June 30, 2008 and March 31, 2008, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $561,444 and $491,078 for the quarters ended June 30, 2008 and 2007, respectively, which was 31 percent and 34 percent of total revenue, respectively. Accounts receivable from government-funded contracts represented 19 percent and 12 percent of total accounts receivable as of June 30, 2008 and March 31, 2008, respectively.
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

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of June 30, 2008, we made no provisions for interest or penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.
(10)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2008 and 2007, respectively, issued but not yet earned common shares of 283,480 and 136,035 were being held in safekeeping by the Company. For the quarters ended June 30, 2008 and 2007, zero and 29,668 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At June 30, 2008 and 2007, options to purchase 2,689,972 and 2,761,030 shares of common stock, respectively, and warrants to purchase 85,267, and 157,267 shares of common stock, respectively, were outstanding. For the quarters ended June 30, 2008 and 2007, respectively, options and warrants for 2,745,273 and 1,077,705 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 1,210 shares and 529,809 shares of common stock for the quarters ended June 30, 2008 and 2007, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(11)	Segments

At June 30, 2008, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment, administrative time devoted to each segment by senior management, and square footage occupied by each segment. The percentages allocated to the technology segment and power products segment were 76 percent and 24 percent for the quarter ended June 30, 2008, and were 75 percent and 25 percent for the quarter ended June 30, 2007, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $45,190 and $176,000 for the quarters ended June 30, 2008 and 2007, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $43,500 and $42,390 for the quarters ended June 30, 2008 and 2007, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information of each of the reportable segments as of and for the quarter ended June 30, 2008:
		Power
	Technology	Products	Total
Revenue	$1,071,869	721,486	1,793,355
Interest income	$82,686	1,592	84,278
Interest expense	$-	(9,116)	(9,116)
Depreciation and amortization	$(58,334)	(55,333)	(113,667)
Segment loss	$(922,581)	(77,134)	(999,715)
Assets	$12,258,070	3,722,419	15,980,489
Expenditures for long-lived segment assets	$(114,407)	-	(114,407)

The following table summarizes significant financial statement information of each of the reportable segments as of and for the quarter ended June 30, 2007:

		Power
	Technology	Products	Total
Revenue	$704,374	750,078	1,454,452
Interest income	$121,476	1,963	123,439
Interest expense	$-	(10,900)	(10,900)
Depreciation and amortization	$(55,452)	(50,724)	(106,176)
Segment loss	$(984,590)	(144,161)	(1,128,751)
Assets	$14,312,092	3,771,078	18,083,170
Expenditures for long-lived segment assets	$(119,254)	(39,293)	(158,547)
(12)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining fifty month term is $3,633,333. In addition, the Company has recorded a liability of $1,005,760 at June 30, 2008 representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. Revenue from funded engineering activities for the quarter ended June 30, 2008 rose 17 percent to $603,484 versus $514,750 for the fiscal quarter ended June 30, 2007, due to improved application of engineering personnel to billable programs. Product sales revenue for the fiscal quarter ended June 30, 2008 rose 27 percent to $1,189,871 versus $939,702 for the fiscal quarter ended June 30, 2007, primarily as a result of increased shipments of prototype propulsion motors and controllers.

During the quarter ended June 30, 2008 we allocated fewer otherwise billable engineering resources to support our production engineering group's activities. As a result, production engineering expense for the first quarter decreased to $407,848, versus $546,033 during the comparable quarter last fiscal year.

Net loss for the quarter ended June 30, 2008 was $999,715, or $0.04 per common share, versus a net loss of $1,128,751, or $0.05 per common share for the comparable quarter last year, reflecting higher levels of contract service revenue, product sales revenue, improved gross profit and reduced expenditures on production engineering activities.

During the last half of our fiscal year 2008 there were three significant industry events that we believe may lead to a significant expansion of the market for hybrid electric products. In November 2007, International Truck and Engine Corporation, a Navistar Company announced that it was the first company to enter line production of hybrid electric commercial trucks, introducing the International® DuraStar™ Hybrid, a diesel electric medium-duty truck. In March 2008, Peterbilt Motors Company, a division of PACCAR Inc. announced plans for full production of its Model 330 and Model 335 medium-duty hybrid trucks at its manufacturing facility in Ste. Therese, Quebec, Canada in summer 2008 and Freightliner Trucks recently introduced its Business Class® M2e Hybrid truck. All of these truck manufacturers use the Eaton Corporation hybrid electric system and related electronic products. The automotive certified DC-to-DC converter manufactured by us for Eaton Corporation will be on board many of these recently introduced hybrid trucks which will contribute to higher levels of product sales in fiscal 2009 and beyond. Also in March 2008, Caterpillar, Inc. introduced the D7E crawler tractor incorporating an electric drive system for track-type tractors with an electric system that provides power to electric auxiliaries so that no engine belts are required. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets other than mass-market passenger automobiles. We are also currently working with three automakers and five smaller entrepreneurial vehicle developers on products for their electric and hybrid electric vehicles under development. Should these products receive broad customer acceptance over time, as we expect they will, potentially large opportunities will likely develop for our company and other similarly situated companies that have developed technologically advanced products in anticipation of the emergence of these market opportunities.

These industry developments as well as the potential production requirements of our existing customers will require us to invest a substantially greater amount of financial and human resources in fiscal 2009 and beyond on the commercial launch of products. Although our production engineering expense was lower in the first quarter than for the comparable quarter last year, we expect to potentially double the size of our production engineering group and to significantly increase the level of our capital expenditures for manufacturing equipment and tooling, and potentially the expansion of our manufacturing facility in Frederick, Colorado. We believe these investments are necessary to support our strategy of aggressively rolling out automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

As the markets for these advanced vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers.

We believe our existing cash and short-term investments, which amounted to approximately $9.3 million at June 30, 2008, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2009, however, if our growth continues to accelerate, or is greater than what we currently anticipate we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at June 30, 2008 were $9,290,297 and working capital (the excess of current assets over current liabilities) was $9,552,977 compared with $9,765,892 and $10,510,175, respectively, at March 31, 2008. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of inventories, prepaid and other current assets, and investments in property and equipment, offset by lower levels of accounts receivable.

Accounts receivable decreased $258,234 to $1,045,905 at June 30, 2008 from $1,304,139 at March 31, 2008. The decrease is primarily attributable to decreased production billings versus the fourth quarter last fiscal year. Substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at June 30, 2008 and similarly, no allowance for bad debts was deemed necessary at March 31, 2008.

Costs and estimated earnings on uncompleted contracts decreased $101,209 to $548,461 at June 30, 2008 versus $649,670 at March 31, 2008. The decrease is due to more favorable billing terms on certain contracts in process at June 30, 2008 versus March 31, 2008. Estimated earnings on contracts in process decreased to $307,963 or 8 percent of contracts in process of $3,683,806 at June 30, 2008 compared to estimated earnings on contracts in process of $377,822 or 11 percent of contracts in process of $3,396,292 at March 31, 2008. The decrease is attributable to lower expected margin on certain contracts in process at June 30, 2008.

Inventories increased $169,926 to $1,131,415 at June 30, 2008 principally due to purchases associated with higher levels of future scheduled product shipments. Raw materials, work-in-process and finished goods inventories increased by $64,467, $105,042 and $417, respectively.

Prepaid expenses and other current assets increased to $255,533 at March 31, 2008 from $119,647 at March 31, 2008 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $113,322 for the acquisition of property and equipment during the quarter ended June 30, 2008 compared to $127,963 during the comparable quarter last fiscal year. The decrease in capital expenditures is primarily due to reduced purchases of manufacturing equipment, this quarter versus the comparable quarter last fiscal year.

Patent and trademark costs decreased $12,824 to $464,941 at June 30, 2008 versus $477,765 at March 31, 2008 primarily due to the systematic amortization of patent issuance costs.

Accounts payable increased $223,512 to $964,039 at June 30, 2008 from $740,527 at March 31, 2008, primarily due to increased levels of material purchases during the first quarter this year.

Other current liabilities increased $145,835 to $518,120 at June 30, 2008 from $372,285 at March 31, 2008. The increase is primarily attributable to higher levels of customer deposits and accrued legal fees.

Short-term deferred compensation under executive employment agreements was $368,334 at June 30, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $52,384 to $760,232 at June 30, 2008 from $707,848 at March 31, 2008 reflecting accelerated billings on certain engineering contracts in process at June 30, 2008 in advance of the performance of the associated work versus March 31, 2008.

Long-term debt, less current portion decreased $27,640 to $389,283 at June 30, 2008 from $416,923 at March 31, 2008 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased to $637,426 at June 30, 2008 from $633,873 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $265,267 and $77,992,814, respectively, at June 30, 2008 compared to $265,267 and $77,819,041 at March 31, 2008. The increase in additional paid-in capital was primarily attributable to the recording of non-cash equity based compensation costs under Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment ("SFAS 123(R)"). See also note 2 to the consolidated financial statements.

Results of Operations

Operations for the first quarter ended June 30, 2008, resulted in a net loss of $999,715, or $0.04 per common share, compared to a net loss of $1,128,751, or $0.05 per common share for the comparable period last year. The decrease in the current year net loss is primarily attributable to higher levels of revenue, gross profit and decreased expenditures for production engineering activities.

Revenue from contract services increased $88,734, or 17 percent, to $603,484 at June 30, 2008 versus $514,750 for the comparable quarter last year. The increase is attributable to improved application of engineering resources to billable programs during the quarter ended June 30, 2008.

Product sales for the first quarter increased to $1,189,871, compared to $939,702 for the comparable period last year. Power products segment revenue for the quarter ended June 30, 2008 decreased to $721,486 from $750,078 for the comparable quarter last fiscal year due to decreased shipment levels for auxiliary motors offset by higher levels of DC-to-DC converter shipments. Technology segment product revenue for the quarter ended June 30, 2008 more than doubled to $468,385, compared to $189,624 for the quarter ended June 30, 2007 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended June 30, 2008 increased to 10.8 percent compared to 2.0 percent for the quarter ended June 30, 2007 primarily due to increased gross profit margin on product sales. Gross profit on contract services increased to 11.2 percent during the first quarter this fiscal year compared to 10.4 percent for the quarter ended June 30, 2007 due to the improved application of engineering resources to billable programs. Gross profit margin on product sales for the first quarter this year was 10.6 percent compared to a negative 2.6 percent for the first quarter last year. The improvement is primarily due to improved overhead absorption arising from higher production levels during the current quarter.

Research and development expenditures for the quarter ended June 30, 2008 increased to $102,498 compared to $98,324 for the quarter ended June 30, 2007. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $407,848 for the first quarter versus $546,033 for the first quarter last fiscal year. The decrease is attributable to lower levels of transferred engineering costs from the contract services engineering group.

Selling, general and administrative expense the quarter ended June 30, 2008 was $760,324 compared to $629,836 for the same quarter last year. The increase is attributable to higher levels of non-cash compensation expense arising from the expensing of stock options, and higher levels of legal expense associated with an arbitration claim, versus the same quarter last fiscal year.

Interest income decreased to $84,278 for the quarter ended June 30, 2008 versus $123,439 for the same period last fiscal year. The decrease is attributable to lower yields on invested cash balances.

Interest expense decreased to $9,116 for the quarter ended June 30, 2008 compared to $10,900 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2008 were adequate to meet operating needs. At June 30, 2008, we had working capital (the excess of current assets over current liabilities) of $9,552,977 compared to $10,510,175 at March 31, 2008.

For the quarter ended June 30, 2008, net cash used in operating activities was $229,026 compared to net cash used in operating activities of $1,089,689 for the quarter ended June 30, 2007. The decrease in cash used for the quarter ended June 30, 2008 is primarily attributable to higher levels of accounts payable and other current liabilities and lower operating losses, offset by higher levels of inventories and equity-based compensation.

Net cash provided by investing activities for the quarter ended June 30, 2008 was $941,187 compared to cash used of $1,888,486 for the comparable quarter last year. The change is attributable to higher levels of maturities of short-term investments this quarter versus the comparable quarter last year.

Net cash used in financing activities was $25,733 for the quarter ended June 30, 2008 versus cash provided of $5,183,623 for the same period last fiscal year. The decrease is primarily attributable to proceeds from the issuance of common stock during the first quarter last fiscal year versus none this year.

We expect to invest substantially greater financial and human resources during fiscal 2009 on the commercialization of our products in emerging markets, including a significant increase in the amount of capital expenditures for equipment and tooling. As a result of these activities our losses are expected to increase and our working capital requirements may increase substantially during fiscal 2009. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at June 30, 2008. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond next fiscal year. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2008:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 497,192	107,909	389,283	-	-
Interest on long-term debt obligations	42,850	31,830	11,020	-	-
Purchase obligations	1,808,992	1,808,992	-	-	-
Executive employment agreements (1)	1,005,760	368,334	628,000	-	9,426
Total	$ 3,354,794	2,317,065	1,028,303	-	9,426

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2008 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, and recoverability of inventories. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at June 30, 2008 and March 31, 2008 for potentially uncollectible trade accounts receivable. It is reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2008 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 will be adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and we have not yet determined the impact on our financial statements of adopting the provisions related to nonfinancial assets and liabilities.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). These standards goals are to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for our fiscal year beginning April 1, 2009. We have not yet determined the impact of adopting these standards.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact of adopting this FASB Staff Position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.

SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of this standard will not have a material effect on our financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact on our financial statements of adopting this EITF.

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

TOC

Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of June 30, 2008, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of June 30, 2008, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TOC

The annual meeting of our shareholders was held on July 23, 2008. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:
Proposal 1: Election of Directors

	For	Withhold Authority
William G. Rankin	21,537,930	192,243
Joseph P. Sellinger	21,618,159	112,014
Stephen J. Roy	21,625,019	105,154
Jerome H. Granrud	20,483,889	1,246,284
Donald W. Vanlandingham	21,614,939	115,234

For	Against	Abstain
21,661,292	37,730	31,151

Total Voted Shares Represented in Person and by Proxy		21,730,173
Outstanding Votable Shares:		26,810,217
Percentage of the Outstanding Votable Shares:		81.05%

ITEM 5. OTHER INFORMATION

TOC

Risk Factors

Before investing in our securities you should carefully consider the following factors and other information in this document and the information incorporated by reference.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses. For the quarter ended June 30, 2008 and 2007, our net loss was $999,715 and $1,128,751. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006

Net loss	$ 4,586,105	$ 3,431,357	$ 2,784,970

We have had accumulated deficits as follows:

June 30, 2008	$ 66,022,935

March 31, 2008	$ 65,023,220

March 31, 2007	$ 60,437,115

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter ended June 30, 2008 was $999,715 versus a net loss for the comparable quarter last year of $1,128,751. At June 30, 2008, our cash and short-term investments totaled $9,290,297. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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
Date: July 30, 2008
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)