Form 10-Q
period 2008-09-30
UQM TECHNOLOGIES INC
filed 2008-10-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
[ ] Large accelerated filer	[ X ] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at October 27, 2008 was 26,971,847.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

TOC

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC

	September 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$ 2,625,542	3,176,084
Short-term investments	4,635,931	6,589,808
Accounts receivable	1,494,755	1,304,139
Costs and estimated earnings in excess of billings on
uncompleted contracts	404,609	649,670
Inventories	1,442,399	961,489
Prepaid expenses and other current assets	243,534	119,647

Total current assets	10,846,770	12,800,837

Property and equipment, at cost:
Land	181,580	181,580
Building	2,464,213	2,460,103
Machinery and equipment	4,066,405	3,558,524
	6,712,198	6,200,207
Less accumulated depreciation	(3,529,261)	(3,317,812)

Net property and equipment	3,182,937	2,882,395

Patent and trademark costs, net of accumulated
amortization of $705,776 and $677,957	451,142	477,765

Other assets	98,132	241,549

Total assets	$ 14,578,981	16,402,546

		(Continued)
See accompanying notes to consolidated financial statements.

	September 30, 2008	March 31, 2008
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 728,418	740,527
Other current liabilities	451,511	372,285
Current portion of long-term debt	109,851	106,002
Short-term deferred compensation under executive employment agreements	380,917	364,000
Billings in excess of costs and estimated earnings on
uncompleted contracts	703,851	707,848

Total current liabilities	2,374,548	2,290,662

Long-term debt, less current portion	361,143	416,923
Long-term deferred compensation under executive employment agreements	667,794	633,873

	1,028,937	1,050,796

Total liabilities	3,403,485	3,341,458

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,678,156 and 26,526,737 shares
issued and outstanding	266,782	265,267
Additional paid-in capital	78,469,760	77,819,041
Accumulated deficit	(67,561,046)	(65,023,220)

Total stockholders' equity	11,175,496	13,061,088

Total liabilities and stockholders' equity	$ 14,578,981	16,402,546

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Contract services	$586,384	581,429	1,189,868	1,096,179
Product sales	1,690,947	1,409,162	2,880,818	2,348,864
	2,277,331	1,990,591	4,070,686	3,445,043

Operating costs and expenses:
Costs of contract services	541,946	418,442	1,077,606	879,588
Costs of product sales	1,320,271	1,208,247	2,383,706	2,172,650
Research and development	149,847	128,175	252,345	226,499
Production engineering	485,369	403,422	893,217	949,455
Selling, general and administrative	1,269,403	1,082,529	2,029,727	1,712,365
Gain on sale of property and equipment	-	-	-	(4,000)
	3,766,836	3,240,815	6,636,601	5,936,557

Operating loss	(1,489,505)	(1,250,224)	(2,565,915)	(2,491,514)

Other income (expense):
Interest income	49,322	120,683	133,600	244,122
Interest expense	(8,559)	(10,353)	(17,675)	(21,253)
Impairment of investment	(89,369)	-	(89,369)	-
Other	-	-	1,533	-
	(48,606)	110,330	28,089	222,869

Net loss	$(1,538,111)	(1,139,894)	(2,537,826)	(2,268,645)

Net loss per common share - basic and
diluted	$(0.06)	(0.04)	(0.10)	(0.09)

Weighted average number of shares of
common stock outstanding - basic and
diluted	26,639,508	26,483,797	26,583,430	25,872,523

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

TOC

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (2,537,826)	(2,268,645)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	239,267	216,794
Non-cash equity based compensation	740,917	312,125
Gain on disposal of assets	-	(4,000)
Impairment of inventory	11,763	-
Impairment of investment	89,369	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	54,445	(374,309)
Inventories	(492,673)	(114,653)
Prepaid expenses and other current assets	(123,887)	(39,173)
Other assets	-	1,548
Accounts payable and other current liabilities	67,117	(470,881)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(3,997)	651,005
Deferred compensation under executive
employment agreements	50,838	398,098
Net cash used in operating activities	(1,904,667)	(1,692,091)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	1,864,508	(1,295,172)
Decrease in other long-term assets	(1,163)	(564)
Prepayments on property and equipment	(125,843)	-
Acquisition of property and equipment	(241,568)	(364,351)
Proceeds from sale of assets	-	4,000
Increase in patent and trademark costs	(1,195)	(30,699)
Net cash provided by (used in) investing activities	1,494,739	(1,686,786)

Cash flows from financing activities:
Repayment of debt	(51,931)	(48,345)
Issuance of common stock in follow-on offering, net of
offering costs	-	5,183,677
Issuance of common stock upon exercise of employee options	-	56,675
Issuance of common stock under employee stock purchase plan	24,512	32,701
Purchase of treasury stock	(113,195)	-
Net cash provided by (used in) financing activities	(140,614)	5,224,708

Increase (decrease) in cash and cash equivalents	(550,542)	1,845,831
Cash and cash equivalents at beginning of period	3,176,084	1,952,177
Cash and cash equivalents at end of period	$ 2,625,542	3,798,008

Supplemental cash flow information:
Interest paid in cash during the period	$ 17,938	21,524

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

(2)	New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and we have not yet determined the impact on our financial statements of adopting the provisions related to nonfinancial assets and liabilities.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). These standards goals are to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for our fiscal year beginning April 1, 2009. We intend to adopt these standards for future acquisitions after the effective date.

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

(3)	Stock-Based Compensation

Stock Option Plans

As of September 30, 2008 we had 805,966 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period except for options granted to Messrs. Rankin and French which vest immediately. The maximum number of options that may be granted to any eligible employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were options to purchase 381,615 and 106,159 shares of common stock granted under the Plan during the quarters and six month periods ended September 30, 2008 and 2007. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2008, we had 204,304 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were options to purchase 109,302 and 24,039 shares of common stock granted under the Directors Plan during the quarters and six month periods ended September 30, 2008 and 2007, respectively. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At September 30, 2008 we had 73,215 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and six month periods ended September 30, 2008 and 2007, we issued 17,022 and 3,288 shares and 17,022 and 12,282 shares of common stock, respectively, under the Stock Purchase Plan.

Stock Bonus Plan

We have a stock bonus plan administered by the Board of Directors. At September 30, 2008 there were 6,794 shares of common stock available for grant. Under the plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the plan, if any, are determined by the Board of Directors at the time of grant. There were 191,348 and zero shares and 191,348 and zero shares granted under the plan during the quarters and six month periods ended September, 2008 and 2007, respectively.

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

The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2008 and September 30, 2007 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Costs of contract services	$ 28,701	25,729	59,557	55,205
Costs of product sales	26,796	14,431	45,220	25,567
Research and development	9,979	7,121	16,894	12,660
Production engineering	35,516	30,866	67,113	59,890
Selling, general and administrative	466,152	103,836	552,133	158,803
	$ 567,144	181,983	740,917	312,125

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2008 and September 30, 2007 were insignificant.

There are no unvested shares outstanding under the directors' plan as of September 30, 2008 and 2007.

A summary of the status of non-vested shares under our option plans as of September 30, 2008 and 2007 and changes during the quarters and six month periods ended September 30, 2008 and 2007 is presented below:

	Periods Ending September 30, 2008		Periods Ending September 30, 2007
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	337,888	$ 1.85	554,940	$ 1.71
Granted	-	$ -	-	$ -
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,000)	$ 1.61	(2,387)	$ 2.01
Non-vested at June 30	325,888	$ 1.84	542,553	$ 1.70
Granted	381,615	$ 1.08	106,159	$ 1.89
Vested	(72,588)	$ 1.69	(39,702)	$ 1.52
Forfeited	(1,500)	$ 1.61	(2,000)	$ 1.61
Non-vested at September 30	633,415	$ 1.40	607,010	$ 1.75

As of September 30, 2008, there was $498,077 of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 15 months. The total fair value of stock options that vested during the quarters and six month periods ended September 30, 2008 and 2007 was $122,895 and $60,181, and $143,895 and $81,181, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2008 and 2007 and changes during the quarters and six month periods ended September 30, 2008 and 2007 is presented below:

	Periods Ending September 30, 2008		Periods Ending September 30, 2007
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	283,480	$ 3.34	136,035	$ 3.20
Granted	191,348	$ 2.18	-	$ -
Vested	(184,692)	$ 2.43	(45,349)	$ 3.20
Forfeited	-	$ -	-	$ -
Non-vested at September 30	290,136	$ 3.15	90,686	$ 3.20

As of September 30, 2008 and 2007, there were $230,148 and $119,584 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2008 and 2007 is expected to be recognized over a weighted average period of 27 and 7 months, respectively.

Expected volatility is based on historical volatility. The expected life of options granted on or after April 1, 2008 is based on historical experience, the expected life of option grants prior to April 1, 2008 is based on the simplified calculation of expected life described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 107.

Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2008 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57
Outstanding at June 30, 2008	2,541,306	$ 3.94	5.0 years	$ 3,060
Granted	381,615	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(1,500)	$ 3.57

Outstanding at September 30, 2008	2,921,421	$ 3.71	4.9 years	$ 584,914

Exercisable at September 30, 2008	2,288,006	$ 3.97	4.5 years	$ 349,405

Vested and expected to vest at September 30, 2008	2,891,248	$ 3.72	4.8 years	$ 572,373

Additional information with respect to stock option activity during the quarter ended September 30, 2007 under our incentive and non-qualified stock option plans is as follows:

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

The total intrinsic value of options exercised under the plan during the quarters and six month periods ended September 30, 2008 and 2007 was zero and $8,193, and zero and $11,135, respectively.
Additional information with respect to stock option activity during the quarters and six month periods ended September 30, 2008 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736
Granted	109,302	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(18,027)	$ 3.22

Outstanding at September 30, 2008	222,919	$ 2.77	3.2 years	$ 71,345

Exercisable at September 30, 2008	222,919	$ 2.77	3.2 years	$ 71,345

Vested and expected to vest at September 30, 2008	222,919	$ 2.77	3.2 years	$ 71,345

Additional information with respect to stock option activity during the quarters and six month periods ended September 30, 2007 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Granted	24,039	$ 3.57
Exercised	(18,518)	$ 2.30		$ 21,111
Forfeited	(9,259)	$ 2.30

Outstanding at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661

Exercisable at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661

Vested and expected to vest at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661

Cash received by us upon the exercise of stock options for the quarters and six month periods ended September 30, 2008 and 2007 was $24,512 and $64,297, and $24,512 and $89,376, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(4)

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

The amortized cost and unrealized gain or loss of our investments at September 30, 2008 and March 31, 2008 were:

	September 30, 2008		March 31, 2008
	Amortized		Amortized
	Cost	Gain (Loss)	Cost	Gain (Loss)
Short-term Investments:
U.S. government and government agency securities	$ 2,619,465	(23,135)	1,656,515	(3,193)
Commercial paper, corporate and foreign bonds	258,361	(3,424)	1,912,779	(9,050)
Certificates of deposit	1,758,105	-	3,020,514	-
	4,635,931	(26,559)	6,589,808	(12,243)

Long-term Investments:
Certificates of deposit	56,079	-	54,916	-
	$ 4,692,010	(26,559)	6,644,724	(12,243)

The time to maturity of held-to-maturity securities were:
	September 30, 2008	March 31, 2008

Three to six months	$ -	1,311,373
Six months to one year	4,635,931	5,278,435
Over one year	56,079	54,916
	$ 4,692,010	6,644,724

During the quarter ended September 30, 2008 we recorded an impairment charge of $89,369 arising from our investment in the commercial paper of Lehman Brothers which filed for bankruptcy protection during the quarter.

(5)

At September 30, 2008 and March 31, 2008, the estimated period to complete contracts in process ranged from one to twelve months and one to eighteen months, respectively. We expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	September 30, 2008	March 31, 2008

Costs incurred on uncompleted contracts	$ 3,298,841	3,018,470
Estimated earnings	84,583	377,822
	3,383,424	3,396,292
Less billings to date	(3,682,666)	(3,454,470)
	$ (299,242)	(58,178)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 404,609	649,670
Billings in excess of costs and estimated earnings on
uncompleted contracts	(703,851)	(707,848)
	$ (299,242)	(58,178)

(6)	Inventories at September 30, 2008 and March 31, 2008 consist of:
	September 30, 2008	March 31, 2008

Raw materials	$ 890,684	721,291
Work-in-process	438,704	179,385
Finished products	113,011	60,813
	$ 1,442,399	961,489

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(7)	Other current liabilities at September 30, 2008 and March 31, 2008 consist of:
	September 30, 2008	March 31, 2008

Accrued payroll and employee benefits	$ 142,008	125,677
Accrued personal property and real estate taxes	63,533	58,184
Accrued warranty costs	120,167	117,645
Accrued losses on engineering contracts	4,146	5,209
Unearned revenue	38,189	20,690
Accrued royalties	49,478	33,923
Other	33,990	10,957
	$ 451,511	372,285

(8)	Stockholders' Equity

Changes in the components of shareholders' equity during the quarter and six month period ended September 30, 2008 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2008	26,526,737	$ 265,267	77,819,041	(65,023,220)	13,061,088

Compensation expense from
employee and director stock
option and common stock grants	-	-	173,773	-	173,773
Net loss	-	-	-	(999,715)	(999,715)
Balances at June 30, 2008	26,526,737	$ 265,267	77,992,814	(66,022,935)	12,235,146

Issuance of common stock under	184,692	1,847	301,932	-	303,779
stock bonus plan
Issuance of common stock under	17,022	171	24,341	-	24,512
employee stock purchase plan
Purchase of treasury stock	(50,295)	(503)	(112,692)	-	(113,195)
Compensation expense from
employee and director stock
option and common stock grants	-	-	263,365	-	263,365
Net loss	-	-	-	(1,538,111)	(1,538,111)
Balances at September 30, 2008	26,678,156	$ 266,782	78,469,760	(67,561,046)	11,175,496

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire 85,267 shares of common stock remain outstanding at September 30, 2008 and 2007, respectively.
(9)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation totaled $105,948 and $238,922, and $240,791 and $238,922 for the quarters and six month periods ended September 30, 2008 and 2007, respectively, which was 5 percent and 12 percent, and 6 percent and 7 percent, of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $250,056 and $238,226 and $542,714 and $610,850, for the quarters and six month periods ended September 30, 2008 and 2007, which was 11 percent and 12 percent, and 13 percent and 18 percent, of total revenue, respectively.

Trade accounts receivable from Invacare Corporation were 8 percent and 16 percent of total accounts receivable as of September 30, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and $45,615 as of September 30, 2008 and March 31, 2008, respectively. Trade accounts receivable from Lippert Components, Inc. were 2 percent and 8 percent of total accounts receivable as of September 30, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $302,089 and $211,571 as of September 30, 2008 and March 31, 2008, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $411,060 and $477,096 and $972,504 and $968,173 for the quarters and six month periods ended September 30, 2008 and 2007, respectively, which was 18 percent and 24 percent, and 24 percent and 28 percent, of total revenue, respectively. Accounts receivable from government-funded contracts represented 23 percent and 12 percent of total accounts receivable as of September 30, 2008 and March 31, 2008, respectively.

(10)	Income Taxes

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

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of September 30, 2008, we made no provisions for interest or penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.
(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2008 and 2007, respectively, issued but not yet earned common shares of 290,136 and 90,686 were being held in safekeeping by the Company. For the quarters and six month period ended September 30, 2008 and 2007, 454 and 14,082 shares, and zero and 17,040 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At September 30, 2008 and 2007, options to purchase 3,149,586 and 2,855,220 shares of common stock, respectively, and warrants to purchase 85,267, and 157,267 shares of common stock, respectively, were outstanding. For the quarters and six month periods ended September 30, 2008 and 2007, respectively, options and warrants for 2,725,746 and 1,573,683, and 3,216,663 and 1,179,705 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 6,273 shares and 425,721, and 2,014 and 476,199, shares of common stock for the quarters and six month period ended September 30, 2008 and 2007, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.
(12)	Segments

At September 30, 2008, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on a variety of factors including revenue level of the segment, administrative time devoted to each segment by senior management, and square footage occupied by each segment. The percentages allocated to the technology segment and power products segment were 76 percent and 24 percent for the quarter and six month periods ended September 30, 2008, and were 75 percent and 25 percent for the quarter and six month periods ended September 30, 2007, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $179,793 and $159,822, and $224,983 and $335,822, for the quarters and six month periods ended September 30, 2008 and 2007, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $43,500 and $42,391, and $87,000 and $84,781, for the quarters and six month periods ended September 30, 2008 and 2007, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information of each of the reportable segments as of and for the quarter ended September 30, 2008:
Power
Technology	Products	Total
Revenue	$1,441,848	835,483	2,277,331
Interest income	$48,407	915	49,322
Interest expense	$-	(8,559)	(8,559)
Depreciation and amortization	$(70,141)	(55,459)	(125,600)
Segment loss	$(1,392,600)	(145,511)	(1,538,111)
Assets	$10,977,344	3,601,637	14,578,981
Expenditures for long-lived segment assets	$(141,234)	(7,110)	(148,344)

The following table summarizes significant financial statement information of each of the reportable segments as of and for the quarter ended September 30, 2007:

		Power
	Technology	Products	Total
Revenue	$1,206,572	784,019	1,990,591
Interest income	$118,343	2,335	120,678
Interest expense	$-	(10,353)	(10,353)
Depreciation and amortization	$(58,083)	(52,535)	(110,618)
Segment loss	$(952,951)	(186,943)	(1,139,894)
Assets	$14,188,485	3,670,532	17,859,017
Expenditures for long-lived segment assets	$(108,035)	(128,468)	(236,503)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six month period ended September 30, 2008:

		Power
	Technology	Products	Total
Revenue	$2,509,785	1,560,901	4,070,686
Interest income	$131,093	2,507	133,600
Interest expense	$-	(17,675)	(17,675)
Depreciation and amortization	$(128,475)	(110,792)	(239,267)
Segment loss	$(2,315,181)	(222,645)	(2,537,826)
Assets	$10,977,344	3,601,637	14,578,981
Expenditures for long-lived segment assets	$(361,496)	(7,110)	(368,606)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six month period ended September 30, 2007:

		Power
	Technology	Products	Total
Revenue	$1,910,946	1,534,097	3,445,043
Interest income	$239,819	4,298	244,117
Interest expense	$-	(21,253)	(21,253)
Depreciation and amortization	$(113,535)	(103,259)	(216,794)
Segment loss	$(1,937,541)	(331,104)	(2,268,645)
Assets	$14,188,485	3,670,532	17,859,017
Expenditures for long-lived segment assets	$(227,289)	(167,761)	(395,050)

(13)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining forty-seven month term is $3,587,667. In addition, the Company has recorded a liability of $1,048,711 and $997,873 at September 30, 2008 and March 31, 2008, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. seeking damages in excess of $5.1 million for breach of contract. The claim is currently scheduled for hearing before an arbitration panel in December of 2008.

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

Revenue from funded engineering activities for the quarter ended September 30, 2008 rose 1 percent to $586,384 versus $581,429 for the fiscal quarter ended September 30, 2007, due to higher levels of material purchases for billable programs. Product sales revenue for the fiscal quarter ended September 30, 2008 rose 20 percent to $1,690,947 versus $1,409,162 for the fiscal quarter ended September 30, 2007, primarily as a result of increased shipments of DC-to-DC converters and prototype propulsion motors and controllers.

During the quarter ended September 30, 2008 we allocated a higher amount of otherwise billable engineering resources to support our production engineering group's activities. As a result, production engineering expense for the second fiscal quarter increased to $485,369, versus $403,422 during the comparable quarter last fiscal year.

Net loss for the quarter ended September 30, 2008 was $1,538,111, or $0.06 per common share, versus a net loss of $1,139,894 or $0.04 per common share for the comparable quarter last year, primarily due to a change in the period of award for equity-based and incentive compensation to the second fiscal quarter this year versus the third fiscal quarter last year, increased production engineering expense associated with the continued expansion of this group and its activities and the impairment of an investment in commercial paper of Lehman Brothers.

Revenue from funded engineering activities for the six month period ended September 30, 2008 rose 8.5 percent to $1,189,868 versus $1,096,179 for the comparable period last year due to the improved application of engineering resources to billable programs during the six month period ended September 30, 2008. Product sales revenue for the six month period ended September 30, 2008 rose 22.6 percent to $2,880,818 versus $2,348,864 for the comparable period last year, primarily as a result of increased shipments of DC-to-DC converters and prototype propulsion motors and controllers.

Production engineering expense for the first half of the fiscal year decreased to $893,217, versus $949,455 during the comparable period last fiscal year primarily due to additional expenses incurred last fiscal year in conjunction with production launch activities for a former customer.

Net loss for the six month period ended September 30, 2008 was $2,537,826, or $0.10 per common share, versus a net loss of $2,268,645 or $0.09 per common share for the comparable period last year, primarily due to a change in the period of award for equity-based and incentive compensation to the second fiscal quarter this year versus the third fiscal quarter last year and the impairment of an investment in commercial paper of Lehman Brothers.

During the last half of our fiscal year 2008 there were three industry events that we believe may lead to an expansion of the market for hybrid electric products. In November 2007, International Truck and Engine Corporation, a Navistar Company announced that it was the first company to enter line production of hybrid electric commercial trucks, introducing the International® DuraStar™ Hybrid, a diesel electric medium-duty truck. In March 2008, Peterbilt Motors Company, a division of PACCAR Inc. announced plans for full production of its Model 330 and Model 335 medium-duty hybrid trucks at its manufacturing facility in Ste. Therese, Quebec, Canada in summer 2008 and Freightliner Trucks recently introduced its Business Class® M2e Hybrid truck. All of these truck manufacturers use the Eaton Corporation hybrid electric system and related electronic products. The automotive certified DC-to-DC converter manufactured by us for Eaton Corporation is expected to be on board many of these recently introduced hybrid trucks which we expect will contribute to higher levels of product sales in fiscal 2009 and beyond. Also in March 2008, Caterpillar, Inc. introduced the D7E crawler tractor incorporating an electric drive system for track-type tractors with an electric system that provides power to electric auxiliaries so that no engine belts are required. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets other than mass-market passenger automobiles. We are also currently working with three automakers and eight smaller entrepreneurial vehicle developers on products for their electric and hybrid electric vehicles under development. Should these products receive broad customer acceptance over time, as we expect they will, potentially large opportunities will likely develop for our company and other similarly situated companies that have developed technologically advanced products in anticipation of the emergence of these market opportunities.

These industry developments as well as the potential production requirements of our existing customers will require us to invest a substantially greater amount of financial and human resources in fiscal 2009 and beyond on the commercial launch of products. Although our production engineering expense was lower in the first half of this fiscal year than for the comparable six month period last year, we expect to substantially increase the size of our production engineering group. We also expect to significantly increase the level of our capital expenditures for manufacturing equipment and tooling, and potentially for the expansion of our manufacturing facility in Frederick, Colorado. We believe these investments are necessary to support our strategy of aggressively rolling out automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

As the markets for these advanced vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers.

We believe our existing cash and short-term investments, which amounted to approximately $7.3 million at September 30, 2008, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2009, however, if our growth continues to accelerate, or is greater than what we currently anticipate, we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2008 were $7,261,473 and working capital (the excess of current assets over current liabilities) was $8,472,222 compared with $9,765,892 and $10,510,175, respectively, at March 31, 2008. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of inventories, prepaid and other current assets, accounts receivable and investments in property and equipment.

Accounts receivable increased $190,616 to $1,494,755 at September 30, 2008 from $1,304,139 at March 31, 2008. The increase is primarily attributable to increased production billings versus the fourth quarter last fiscal year. Substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at September 30, 2008 and similarly, no allowance for bad debts was deemed necessary at March 31, 2008.

Costs and estimated earnings on uncompleted contracts decreased $245,061 to $404,609 at September 30, 2008 versus $649,670 at March 31, 2008. The decrease is due to more favorable billing terms on certain contracts in process at September 30, 2008 versus March 31, 2008. Estimated earnings on contracts in process decreased to $84,583 or 2.5 percent of contracts in process of $3,383,424 at September 30, 2008 compared to estimated earnings on contracts in process of $377,822 or 11 percent of contracts in process of $3,396,292 at March 31, 2008. The decrease is attributable to lower expected margin on certain contracts in process at September 30, 2008.

Inventories increased $480,910 to $1,442,399 at September 30, 2008 principally due to purchases associated with higher levels of future scheduled product shipments. Raw materials, work-in-process and finished goods inventories increased by $169,393, $259,319 and $52,198, respectively.

Prepaid expenses and other current assets increased to $243,534 at September 30, 2008 from $119,647 at March 31, 2008 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $398,669 and $511,991 for the acquisition of property and equipment during the quarter and six months ended September 30, 2008 compared to $236,388 and $364,351 during the comparable quarter and six months last fiscal year. The increase in capital expenditures is primarily due to increased purchases of manufacturing equipment, this quarter and six months versus the comparable quarter and six months last fiscal year.

Patent and trademark costs decreased $26,623 to $451,142 at September 30, 2008 versus $477,765 at March 31, 2008 primarily due to the systematic amortization of patent issuance costs.

Accounts payable decreased $12,109 to $728,418 at September 30, 2008 from $740,527 at March 31, 2008, primarily due to improved payment processing during the quarter.

Other current liabilities increased $79,226 to $451,511 at September 30, 2008 from $372,285 at March 31, 2008. The increase is primarily attributable to higher levels of customer deposits, accrued payroll and employee benefits and accrued legal fees.

Short-term deferred compensation under executive employment agreements increased $16,917 to $380,917 at September 30, 2008 from $364,000 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $3,997 to $703,851 at September 30, 2008 from $707,848 at March 31, 2008 reflecting decreased billings on certain engineering contracts in process at September 30, 2008 in advance of the performance of the associated work versus March 31, 2008.

Long-term debt, less current portion decreased $55,780 to $361,143 at September 30, 2008 from $416,923 at March 31, 2008 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

Long-term deferred compensation under executive employment agreements increased $33,921 to $667,794 at September 30, 2008 from $633,873 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $266,782 and $78,469,760, respectively, at September 30, 2008 compared to $265,267 and $77,819,041 at March 31, 2008. The increase in additional paid-in capital was primarily attributable to the recording of non-cash equity based compensation costs.

Results of Operations

Quarter Ended September 30, 2008

Operations for the second quarter ended September 30, 2008, resulted in a net loss of $1,538,111, or $0.06 per common share, compared to a net loss of $1,139,894, or $0.04 per common share for the comparable period last year. The increase in the current year net loss is primarily attributable to a change in the period of award for equity-based and incentive compensation to the second fiscal quarter this year versus the third fiscal quarter last year, increased production engineering expense associated with the continued expansion of this group and its activities and the impairment of an investment in commercial paper of Lehman Brothers.

Revenue from contract services increased $4,955, or 0.9 percent, to $586,384 at September 30, 2008 versus $581,429 for the comparable quarter last year. The increase is attributable to higher levels of material purchases for billable programs during the quarter ended September 30, 2008.

Product sales for the second quarter increased 20.0 percent to $1,690,947, compared to $1,409,162 for the comparable period last year. Power products segment revenue for the quarter ended September 30, 2008 increased to $835,483 from $784,019 for the comparable quarter last fiscal year due to increased shipments of DC-to-DC converters. Technology segment product revenue for the quarter ended September 30, 2008 increased 36.8 percent to $855,464, compared to $625,143 for the quarter ended September 30, 2007 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended September 30, 2008 decreased nominally to 18.2 percent compared to 18.3 percent for the quarter ended September 30, 2007 primarily due to decreased gross profit margin on contract services. Gross profit on contract services decreased to 7.6 percent during the second quarter this fiscal year compared to 28.0 percent for the quarter ended September 30, 2007 due to lower margins on certain engineering contracts in process during the quarter ended September 30, 2008. Gross profit margin on product sales for the second quarter this year rose to 21.9 percent compared to a 14.3 percent for the second quarter last year. The improvement is primarily due to lower material costs associated with tooling and equipment investments and improved overhead absorption arising from higher production levels during the current quarter.

Research and development expenditures for the quarter ended September 30, 2008 increased to $149,847 compared to $128,175 for the quarter ended September 30, 2007. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $485,369 for the second quarter versus $403,422 for the second quarter last fiscal year. The increase is attributable to higher levels of otherwise billable engineering resources allocated in support of our production engineering group's activities.

Selling, general and administrative expense for the quarter ended September 30, 2008 was $1,269,403 compared to $1,082,529 for the same quarter last year. The increase is attributable to higher levels of non-cash equity based compensation expense primarily attributable to a change in the period of grant, and higher levels of legal expense associated with an arbitration claim, versus the same quarter last fiscal year.

Interest income decreased to $49,322 for the quarter ended September 30, 2008 versus $120,683 for the same period last fiscal year. The decrease is attributable to lower yields, and lower levels of invested cash balances.

Interest expense decreased to $8,559 for the quarter ended September 30, 2008 compared to $10,353 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Six Months Ended September 30, 2008

Operations for the six month period ended September 30, 2008, resulted in a net loss of $2,537,826, or $0.10 per common share, compared to a net loss of $2,268,645, or $0.09 per common share for the comparable period last year. The increase in the current year net loss is primarily attributable to higher levels of equity based compensation recorded during the current six month period which is attributable to a change in the period of grant from the second half last fiscal year to the first half of this fiscal year.

Revenue from contract services increased $93,689, or 8.5 percent, to $1,189,868 for the six month period ended September 30, 2008 versus $1,096,179 for the comparable period last year. The increase is attributable to improved application of engineering resources to billable programs during the six month period ended September 30, 2008.

Product sales for the six month period ended September 30, 2008 increased 22.6 percent to $2,880,818, compared to $2,348,864 for the comparable period last year. Power products segment revenue for the six month period ended September 30, 2008 increased to $1,560,901 from $1,534,097 for the comparable period last fiscal year due to higher levels of DC-to-DC converter shipments offset by decreased shipment levels for auxiliary motors. Technology segment product revenue for the six month period ended September 30, 2008 increased $505,150 to $1,319,917, compared to $814,767 for the comparable period last year due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the six month period ended September 30, 2008 increased to 15.0 percent compared to 11.4 percent for comparable period last year primarily due to increased gross profit margin on product sales. Gross profit margin on contract services decreased to 9.4 percent for the six month period ended September 30, 2008 compared to 19.8 percent for the comparable period last year due to lower margins on certain engineering contracts in process during the current six month period. Gross profit margin on product sales for the six month period ended September 30, 2008 rose to 17.3 percent compared to a 7.5 percent for the comparable period last year. The improvement is primarily due to lower material costs associated with tooling and equipment investments and improved overhead absorption arising from higher production levels during the current six month period.

Research and development expenditures for the six month period ended September 30, 2008 increased to $252,345 compared to $226,499 for the same period last year. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $893,217 for the six month period ended September 30, 2008 versus $949,455 for the comparable six month period last year. The decrease is primarily due to additional expenses incurred last fiscal year in conjunction with production launch activities for a former customer.

Selling, general and administrative expense for the six month period ended September 30, 2008 was $2,029,727 compared to $1,712,365 for the same period last year. The increase is attributable to higher levels of non-cash equity based compensation expense which is attributable to a change in the period of grant from the second half last fiscal year to the first half of this fiscal year, and higher levels of legal expense associated with an arbitration claim.

Interest income decreased to $133,600 for the six month period ended September 30, 2008 versus $244,122 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Interest expense decreased to $17,675 for the six month period ended September 30, 2008 compared to $21,253 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the six month period ended September 30, 2008 were adequate to meet operating needs. At September 30, 2008, we had working capital (the excess of current assets over current liabilities) of $8,472,222 compared to $10,510,175 at March 31, 2008.

For the six month period ended September 30, 2008, net cash used in operating activities was $1,904,667 compared to net cash used in operating activities of $1,692,091 for the six month period ended September 30, 2007. The increase in cash used in operating activities for the six month period ended September 30, 2008 is primarily attributable to higher levels of operating losses and higher levels of inventories primarily offset by higher levels of equity based compensation.

Net cash provided by investing activities for the six month period ended September 30, 2008 was $1,494,739 compared to cash used of $1,686,786 for the comparable six month period last year. The change is attributable to higher levels of maturities of short-term investments this period versus the comparable period last year.

Net cash used in financing activities was $140,614 for the six month period ended September 30, 2008 versus cash provided by financing activities of $5,224,708 for the same period last fiscal year. The decrease is primarily attributable to the purchase of treasury stock and proceeds from the issuance of common stock during the first quarter last fiscal year versus none this year.

We expect to continue to invest substantially greater financial and human resources for the remainder of fiscal 2009 on the commercialization of our products in emerging markets, including a significant increase in the amount of capital expenditures for equipment and tooling. As a result of these activities our losses are expected to increase and our working capital requirements may increase substantially during the remainder of fiscal 2009. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at September 30, 2008. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond next fiscal year. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2008:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 470,994	109,851	361,143	-	-
Interest on long-term debt obligations	34,113	29,887	4,226	-	-
Purchase obligations	1,329,755	1,329,755	-	-	-
Executive employment agreements (1)	1,048,711	380,917	654,000	-	13,794
Total	$ 2,883,573	1,850,410	1,019,369	-	13,794

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

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

Accounts Receivable and Investments in Marketable Securities

Our trade accounts receivable and investments in marketable securities are subject to credit risks associated with the financial condition of our customers and their liquidity and the financial condition and liquidity of the companies or government agencies whose securities we own. We evaluate all customers and investment securities periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable and investment securities may change due to changing general economic conditions and factors associated with each customer's or investee's particular business. Because many of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at September 30, 2008 and March 31, 2008 for potentially uncollectible trade accounts receivable. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable and/or investment securities to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers' published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2008 could be materially different from management's estimates, and any modification of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and we have not yet determined the impact on our financial statements of adopting the provisions related to nonfinancial assets and liabilities.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). These standards goals are to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for our fiscal year beginning April 1, 2009. We intend to adopt these standards for future acquisitions after the effective date.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this standard will not have a material effect on our financial statements.

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

TOC

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2008, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

PART II-OTHER INFORMATION

TOC

ITEM 1. LEGAL PROCEEDINGS

TOC

Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. seeking damages in excess of $5.1 million for breach of contract. The claim is currently scheduled for hearing before an arbitration panel in December of 2008.

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

We have incurred significant net losses. For the quarter and six month periods ended September 30, 2008 and 2007, our net loss was $1,538,111 and $1,139,894 and $2,537,826 and $2,268,645, respectively. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006

Net loss	$ 4,586,105	$ 3,431,357	$ 2,784,970

We have had accumulated deficits as follows:

September 30, 2008	$ 67,561,046

March 31, 2008	$ 65,023,220

March 31, 2007	$ 60,437,115

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter and six month period ended September 30, 2008 was $1,538,111 and $2,537,826 versus a net loss for the comparable quarter and six month period last year of $1,139,894 and $2,268,645, respectively. At September 30, 2008, our cash and short-term investments totaled $7,261,473. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for electric and hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

Some of our contracts can be cancelled with little or no notice and could restrict our ability to commercialize our technology.

Some of our technology has been developed under government funding by United States government agencies. In some cases, government agencies of the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency and in some cases grant "march-in" rights to the government. March-in rights are the right of the United States government or the applicable government agency, under limited circumstances, to exercise a non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government to facilitate commercialization of technology developed with government funding. March-in rights can be exercised if we fail to commercialize the developed technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights by the government or an agency of the government could restrict our ability to commercialize our technology.

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

Because most of our motors are designed to be used in vehicles, and because vehicle accidents can cause injury to persons and property, we are subject to a risk of claims for product liability. We carry product liability insurance of $1 million covering all of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

TOC

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding amendments to the employment agreements of Messrs. Rankin, French, Burton and Lutz filed July 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: October 29, 2008
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and Accounting Officer)