Form 10-Q
period 2008-12-30
UQM TECHNOLOGIES INC
filed 2009-01-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 26, 2009 was 26,953,564.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

TOC

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC

	December 31, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$ 3,231,545	3,176,084
Short-term investments	3,562,190	6,589,808
Accounts receivable	1,408,689	1,304,139
Costs and estimated earnings in excess of billings on
uncompleted contracts	417,104	649,670
Inventories	1,271,399	961,489
Prepaid expenses and other current assets	145,192	119,647

Total current assets	10,036,119	12,800,837

Property and equipment, at cost:
Land	181,580	181,580
Building	2,464,213	2,460,103
Machinery and equipment	4,222,765	3,558,524
	6,868,558	6,200,207
Less accumulated depreciation	(3,644,223)	(3,317,812)

Net property and equipment	3,224,335	2,882,395

Patent and trademark costs, net of accumulated
amortization of $719,685 and $677,957	438,065	477,765

Other assets	68,178	241,549

Total assets	$ 13,766,697	16,402,546

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	December 31, 2008	March 31, 2008
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 680,299	740,527
Other current liabilities	555,441	372,285
Current portion of long-term debt	444,236	106,002
Short-term deferred compensation under executive employment agreements	389,375	364,000
Billings in excess of costs and estimated earnings on
uncompleted contracts	411,698	707,848

Total current liabilities	2,481,049	2,290,662

Long-term debt, less current portion	-	416,923
Long-term deferred compensation under executive employment agreements	671,754	633,873

	671,754	1,050,796

Total liabilities	3,152,803	3,341,458

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,727,694 and 26,526,737 shares
issued and outstanding	267,277	265,267
Additional paid-in capital	78,671,764	77,819,041
Accumulated deficit	(68,325,147)	(65,023,220)

Total stockholders' equity	10,613,894	13,061,088

Total liabilities and stockholders' equity	$ 13,766,697	16,402,546

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Contract services	$ 792,613	640,020	1,982,481	1,736,199
Product sales	2,080,982	1,074,838	4,961,800	3,423,702
	2,873,595	1,714,858	6,944,281	5,159,901

Operating costs and expenses:
Costs of contract services	612,346	492,951	1,689,952	1,372,539
Costs of product sales	1,397,689	948,337	3,781,395	3,120,987
Research and development	155,190	126,919	407,535	353,418
Production engineering	447,269	397,622	1,340,486	1,347,077
Selling, general and administrative	1,055,463	1,188,852	3,085,190	2,901,217
Gain on sale of property and equipment	(500)	(6,986)	(500)	(10,986)
	3,667,457	3,147,695	10,304,058	9,084,252

Operating loss	(793,862)	(1,432,837)	(3,359,777)	(3,924,351)

Other income (expense):
Interest income	37,941	120,016	171,541	364,138
Interest expense	(8,180)	(10,028)	(25,855)	(31,281)
Impairment of investment	-	-	(89,369)	-
Other	-	15,853	1,533	15,853
	29,761	125,841	57,850	348,710

Net loss	$ (764,101)	(1,306,996)	(3,301,927)	(3,575,641)

Net loss per common share - basic and
diluted	$ (0.03)	(0.05)	(0.12)	(0.14)

Weighted average number of shares of
common stock outstanding - basic and
diluted	26,710,894	26,517,104	26,626,073	26,088,165

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

TOC

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,301,927)	(3,575,641)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	395,426	325,541
Non-cash equity based compensation	977,653	767,924
Gain on disposal of assets	(500)	(10,986)
Impairment of inventory	11,763	-
Impairment of investment	89,369	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	128,016	133,314
Inventories	(321,673)	(73,872)
Prepaid expenses and other current assets	(25,545)	50,196
Other assets	-	1,548
Accounts payable and other current liabilities	122,928	(561,486)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(296,150)	385,296
Deferred compensation under executive
employment agreements	63,256	445,065
Net cash used in operating activities	(2,157,384)	(2,113,101)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	2,938,249	(168,362)
Increase in other long-term assets	(1,757)	(1,135)
Prepayments on property and equipment	(180,527)	-
Acquisition of property and equipment	(339,983)	(431,768)
Proceeds from sale of assets	500	14,487
Increase in patent and trademark costs	(2,028)	(31,028)
Net cash provided by (used in) investing activities	2,414,454	(617,806)

Cash flows from financing activities:
Repayment of debt	(78,689)	(73,281)
Issuance of common stock in follow-on offering, net of
offering costs	-	5,183,677
Issuance of common stock upon exercise of employee options	-	56,675
Issuance of common stock under employee stock purchase plan	34,217	37,388
Purchase of treasury stock	(157,137)	-
Net cash provided by (used in) financing activities	(201,609)	5,204,459

Increase in cash and cash equivalents	55,461	2,473,552
Cash and cash equivalents at beginning of period	3,176,084	1,952,177
Cash and cash equivalents at end of period	$ 3,231,545	4,425,729

Supplemental cash flow information:
Interest paid in cash during the period	$ 26,116	31,523

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and we do not expect the adoption of the provisions effective April 1, 2009 related to nonfinancial assets and liabilities to have a material effect on our financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of the provisions of SFAS No. 159 on April 1, 2008, we did not elect the fair value option to report our financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have an impact on our financial position or results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of this standard will not have a material effect on our financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on our financial statements.

(3)	Stock-Based Compensation

Stock Option Plans

As of December 31, 2008 we had 805,966 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period except for options granted to Messrs. Rankin and French which vest immediately. The maximum number of options that may be granted to any eligible employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were options to purchase zero and zero shares and 381,615 and 106,159 shares of common stock granted under the Plan during the quarters and nine month periods ended December 31, 2008 and 2007, respectively. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2008, we had 204,304 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were options to purchase 59,441 and 57,918 shares and 168,743 and 81,957 shares of common stock granted under the Directors Plan during the quarters and nine month periods ended December 31, 2008 and 2007, respectively. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At December 31, 2008 we had 67,969 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and nine month periods ended December 31, 2008 and 2007, we issued 5,246 and 1,302 shares and 22,268 and 13,584 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarter and nine month periods ended December 31, 2008 and 2007 was $9,705 and $4,687, and $34,217 and $37,388, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At December 31, 2008 there were 6,794 shares of common stock available for grant. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were zero and 204,558 shares and 191,348 and 204,558 shares granted under the Stock Plan during the quarters and nine month periods ended December 31, 2008 and 2007, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2008 and December 31, 2007 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Costs of contract services	$ 24,062	28,867	83,620	84,072
Costs of product sales	21,290	15,884	66,510	41,451
Research and development	9,131	6,483	26,025	19,142
Production engineering	30,795	34,007	97,908	93,898
Selling, general and administrative	151,458	370,558	703,590	529,361
	$ 236,736	455,799	977,653	767,924

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2008 and December 31, 2007 were insignificant.

There are no unvested shares outstanding under the directors' plan as of December 31, 2008 and 2007.

A summary of the status of non-vested shares under our option plans as of December 31, 2008 and 2007 and changes during the quarters and nine month periods ended December 31, 2008 and 2007 is presented below:

	Periods Ending December 31, 2008		Periods Ending December 31, 2007
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	337,888	$ 1.85	554,940	$ 1.71
Granted	-	$ -	-	$ -
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,000)	$ 1.61	(2,387)	$ 2.01
Non-vested at June 30	325,888	$ 1.84	542,553	$ 1.70
Granted	381,615	$ 1.08	106,159	$ 1.89
Vested	(72,588)	$ 1.69	(39,702)	$ 1.52
Forfeited	(1,500)	$ 1.61	(2,000)	$ 1.61
Non-vested at September 30	633,415	$ 1.40	607,010	$ 1.75
Granted	-	$ -	-	$ -
Vested	(346,294)	$ 1.39	(246,455)	$ 1.63
Forfeited	-	$ -	(2,000)	$ 1.61
Non-vested at December 31	287,121	$ 1.41	358,555	$ 1.83

As of December 31, 2008 and 2007, there was $301,863 and $388,615 of total unrecognized compensation costs related to stock options granted under our stock option plan. The unrecognized compensation cost at December 31, 2008 is expected to be recognized over a weighted average period of 25 months. The total fair value of stock options that vested during the quarters and nine month periods ended December 31, 2008 and 2007 was $482,668 and $401,180, and $626,562 and $482,361, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of December 31, 2008 and 2007 and changes during the quarters and nine month periods ended December 31, 2008 and 2007 is presented below:

	Periods Ending December 31, 2008		Periods Ending December 31, 2007
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	283,480	$ 3.34	136,035	$ 3.20
Granted	191,348	$ 2.18	-	$ -
Vested	(184,692)	$ 2.43	(45,349)	$ 3.20
Forfeited	-	$ -	-	$ -
Non-vested at September 30	290,136	$ 3.15	90,686	$ 3.20
Granted	-	$ -	204,558	$ 3.40
Vested	(64,266)	$ 3.40	(11,764)	$ 3.40
Forfeited	-	$ -	-	$ -
Non-vested at December 31	225,870	$ 3.08	283,480	$ 3.34

As of December 31, 2008 and 2007, there was $209,162 and $511,140 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2008 is expected to be recognized over a weighted average period of 24 months.

Expected volatility is based on historical volatility. The expected life of options granted prior to January 1, 2008 is based on the simplified calculation of expected life described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 107. in addition, all option grants to members of the board of directors and options granted to executives on July 23, 2008 with an option term of five years also utilize the simplified calculation of expected life described in SAB 107 because the company does not have sufficient historical experience for option grants to directors generally or for grants to executives as a group with option terms of less than ten years. The expected life of all other options granted subsequent to December 31, 2007 are based on historical experience.

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2008 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57
Outstanding at June 30, 2008	2,541,306	$ 3.94	5.0 years	$ 3,060
Granted	381,615	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(1,500)	$ 3.57
Outstanding at September 30, 2008	2,921,421	$ 3.71	4.9 years	$ 584,914
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at December 31, 2008	2,921,421	$ 3.71	4.6 years	$ -

Exercisable at December 31, 2008	2,634,300	$ 3.82	4.4 years	$ -

Vested and expected to vest at December 31, 2008	2,895,011	$ 3.72	4.6 years	$ -

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2007 under our incentive and non-qualified stock option plans is as follows:

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

The total intrinsic value of options exercised under the plan during the quarters and nine month periods ended December 31, 2008 and 2007 was zero and zero, and zero and $11,135, respectively.
Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2008 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736
Granted	109,302	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(18,027)	$ 3.22
Outstanding at September 30, 2008	222,919	$ 2.77	3.2 years	$ 71,345
Granted	59,441	$ 3.39
Exercised	-	$ -
Forfeited	(59,441)	$ 3.39

Outstanding at December 31, 2008	222,919	$ 2.77	3.0 years	$ -

Exercisable at December 31, 2008	222,919	$ 2.77	3.0 years	$ -

Vested and expected to vest at December 31, 2008	222,919	$ 2.77	3.0 years	$ -

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2007 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Granted	24,039	$ 3.57
Exercised	(18,518)	$ 2.30		$ 21,111
Forfeited	(9,259)	$ 2.30
Outstanding at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,661
Granted	57,918	$ 3.40
Exercised	-	$ -
Forfeited	-	$ -

Outstanding at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614

Exercisable at Outstanding at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614

Vested and expected to vest at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614

Cash received by us upon the exercise of stock options for the quarter and nine month periods ended December 31, 2008 and 2007 was zero and zero, and zero and $56,675, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(4)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments and we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with a maturity of less than one year from the balance sheet date are classified as short-term.

The amortized cost and unrealized gain or loss of our investments at December 31, 2008 and March 31, 2008 were:

	December 31, 2008		March 31, 2008
	Amortized		Amortized
	Cost	Gain (Loss)	Cost	Gain (Loss)
Short-term Investments:
U.S. government and government agency securities	$ 1,885,673	(2,988)	1,656,515	(3,193)
Commercial paper, corporate and foreign bonds	9,000	-	1,912,779	(9,050)
Certificates of deposit	1,667,517	-	3,020,514	-
	3,562,190	(2,988)	6,589,808	(12,243)

Long-term Investments:
Certificate of deposit	56,673	-	54,916	-
	$ 3,618,863	(2,988)	6,644,724	(12,243)

The time to maturity of held-to-maturity securities were:
	December 31, 2008	March 31, 2008

Three to six months	$ -	1,311,373
Six months to one year	3,562,190	5,278,435
Over one year	56,673	54,916
	$ 3,618,863	6,644,724

During the quarter ended September 30, 2008 we recorded an impairment charge of $89,369 arising from our investment in the commercial paper of Lehman Brothers which filed for bankruptcy protection during the quarter.

(5)

At December 31, 2008 and March 31, 2008, the estimated period to complete contracts in process ranged from one to nine months and one to eighteen months, respectively. We expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	December 31, 2008	March 31, 2008

Costs incurred on uncompleted contracts	$ 3,919,343	3,018,470
Estimated earnings	157,349	377,822
	4,076,692	3,396,292
Less billings to date	(4,071,286)	(3,454,470)
	$ 5,406	(58,178)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 417,104	649,670
Billings in excess of costs and estimated earnings on
uncompleted contracts	(411,698)	(707,848)
	$ 5,406	(58,178)
(6)	Inventories at December 31, 2008 and March 31, 2008 consist of:
	December 31, 2008	March 31, 2008

Raw materials	$ 797,903	721,291
Work-in-process	437,945	179,385
Finished products	35,551	60,813
	$ 1,271,399	961,489

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value.

(7)	Other current liabilities at December 31, 2008 and March 31, 2008 consist of:
	December 31, 2008	March 31, 2008

Accrued payroll and employee benefits	$ 95,385	125,677
Accrued personal property and real estate taxes	90,622	58,184
Accrued warranty costs	115,314	117,645
Accrued losses on engineering contracts	5,002	5,209
Unearned revenue	10,474	20,690
Accrued royalties	65,450	33,923
Accrued legal fees	142,191	3,000
Other	31,003	7,957
	$ 555,441	372,285
(8)	Stockholders' Equity

Changes in the components of shareholders' equity during the quarter and nine month period ended December 31, 2008 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2008	26,526,737	$ 265,267	77,819,041	(65,023,220)	13,061,088

Compensation expense from
employee and director stock
option and common stock grants	-	-	173,773	-	173,773
Net loss	-	-	-	(999,715)	(999,715)
Balances at June 30, 2008	26,526,737	265,267	77,992,814	(66,022,935)	12,235,146

Issuance of common stock under	184,692	1,847	(1,847)	-	-
stock bonus plan
Issuance of common stock under	17,022	171	24,341	-	24,512
employee stock purchase plan
Purchase of treasury stock	(50,295)	(503)	(112,692)	-	(113,195)
Compensation expense from
employee and director stock
option and common stock grants	-	-	567,144	-	567,144
Net loss	-	-	-	(1,538,111)	(1,538,111)
Balances at September 30, 2008	26,678,156	266,782	78,469,760	(67,561,046)	11,175,496

Issuance of common stock under
stock bonus plan	64,266	643	(643)	-	-
Issuance of common stock under
employee stock purchase plan	5,246	52	9,653	-	9,705
Purchase of treasury stock	(19,974)	(200)	(43,742)	-	(43,942)
Compensation expense from
employee and director stock
option and common stock grants	-	-	236,736	-	236,736
Net loss	-	-	-	(764,101)	(764,101)
Balances at December 31, 2008	26,727,694	$ 267,277	78,671,764	(68,325,147)	10,613,894

We issued four-year warrants to the placement agent for our November 2004 follow-on offering to acquire 360,000 shares of our common stock at an exercise price of $2.58 per share. Warrants to acquire zero and 85,267 shares of common stock were outstanding at December 31, 2008 and 2007, respectively.
(9)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Quantum Fuel Systems Technologies Worldwide Inc totaled $1,175,078 and $99,110, and $1,360,909 and $99,110 for the quarters and nine month periods ended December 31, 2008 and 2007, respectively, which was 41 percent and 6 percent, and 20 percent and 2 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $92,430 and $288,506 and $635,144 and $899,356, for the quarters and nine month periods ended December 31, 2008 and 2007, respectively, which was 3 percent and 17 percent, and 9 percent and 17 percent of total revenue, respectively Revenue from Invacare Corporation totaled zero and $103,664, and $240,791 and $342,586 for the quarters and nine month periods ended December 31, 2008 and 2007, respectively, which was zero and 6 percent, and 3 percent and 7 percent of total revenue, respectively.

Trade accounts receivable from Quantum Fuel Systems Technologies Worldwide Inc were 37 percent and 8 percent of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero as of December 31, 2008 and March 31, 2008. Trade accounts receivable from Lippert Components, Inc. were 1 percent and 8 percent of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $306,504 and $211,571 as of December 31, 2008 and March 31, 2008, respectively. Trade accounts receivable from Invacare Corporation were 8 percent and 16 percent of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and $45,615 as of December 31, 2008 and March 31, 2008, respectively.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $554,795 and $571,934 and $1,527,299 and $1,540,107 for the quarters and nine month periods ended December 31, 2008 and 2007, respectively, which was 19 percent and 33 percent, and 22 percent and 30 percent, of total revenue, respectively. Accounts receivable from government-funded contracts represented 4 percent and 12 percent of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively.

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

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of December 31, 2008, we made no provisions for interest or penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2008 and 2007, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 225,870 and 283,480 were being held by the Company. For the quarters and nine month periods ended December 31, 2008 and 2007, zero and 9,418 shares, and zero and 18,236 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At December 31, 2008 and 2007, options to purchase 3,154,488 and 2,914,756 shares of common stock, respectively, and warrants to purchase zero, and 85,267 shares of common stock, respectively, were outstanding. For the quarters and nine month periods ended December 31, 2008 and 2007, respectively, options and warrants for 3,148,488 and 1,647,881, and 3,141,544 and 1,501,683 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 259 and 341,928, and 1,056 and 428,262, shares of common stock for the quarters and nine month periods ended December 31, 2008 and 2007, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(12)	Segments

At December 31, 2008, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. For the quarter and nine month period ended December 31, 2008 these expenses were allocated based on administrative time devoted to each segment by senior management, and for the quarter and nine month period ended December 31, 2007 these expenses were allocated based on square footage occupied by each segment. The percentages allocated to the technology segment and power products segment were 76 percent and 24 percent for the quarter and nine month periods ended December 31, 2008, and were 75 percent and 25 percent for the quarter and nine month periods ended December 31, 2007, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $670,905 and $133,185, and $897,972 and $469,007, for the quarters and nine month periods ended December 31, 2008 and 2007, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $43,500 and $42,391, and $130,500 and $127,172, for the quarters and nine month periods ended December 31, 2008 and 2007, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended December 31, 2008:

		Power
	Technology	Products	Total
Revenue	$1,432,754	1,440,841	2,873,595
Interest income	$36,850	1,091	37,941
Interest expense	$-	(8,180)	(8,180)
Depreciation and amortization	$(88,079)	(68,079)	(156,158)
Segment earnings (loss)	$(869,094)	104,993	(764,101)
Assets	$10,005,155	3,761,542	13,766,697
Expenditures for long-lived segment assets	$(139,453)	(14,478)	(153,931)

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended December 31, 2007:

		Power
	Technology	Products	Total
Revenue	$1,106,553	608,305	1,714,858
Interest income	$117,392	2,624	120,016
Interest expense	$-	(10,028)	(10,028)
Depreciation and amortization	$(54,233)	(54,514)	(108,747)
Segment loss	$(1,064,857)	(257,992)	(1,322,849)
Assets	$13,040,376	3,609,956	16,650,332
Expenditures for long-lived segment assets	$(55,273)	(12,473)	(67,746)

The following table summarizes significant financial statement information, after deducting intersegment eliminationsof each of the reportable segments as of and for the nine month period ended December 31, 2008:

		Power
	Technology	Products	Total
Revenue	$3,942,539	3,001,742	6,944,281
Interest income	$167,943	3,598	171,541
Interest expense	$-	(25,855)	(25,855)
Depreciation and amortization	$(216,554)	(178,871)	(395,425)
Segment loss	$(3,184,275)	(117,652)	(3,301,927)
Assets	$10,005,155	3,761,542	13,766,697
Expenditures for long-lived segment assets	$(500,949)	(21,588)	(522,537)

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the nine month period ended December 31, 2007:

		Power
	Technology	Products	Total
Revenue	$3,017,499	2,142,402	5,159,901
Interest income	$357,216	6,922	364,138
Interest expense	$-	(31,281)	(31,281)
Depreciation and amortization	$(167,768)	(157,773)	(325,541)
Segment loss	$(3,002,398)	(589,096)	(3,591,494)
Assets	$13,040,376	3,609,956	16,650,332
Expenditures for long-lived segment assets	$(282,562)	(180,234)	(462,796)

(13)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining forty-four month term is $3,358,667. In addition, we have recorded a liability of $1,061,129 and $997,873 at December 31, 2008 and March 31, 2008, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. seeking damages in excess of $5.1 million for breach of contract. The claim was heard by an arbitration panel in December of 2008. A ruling on the claim is expected during the fourth quarter of fiscal 2009.

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

During the quarter and throughout the nine month period ended December 31, 2008 we experienced strong demand for our electric propulsion systems and related products due to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile and truck markets.

In the passenger automobile market we have delivered products this year to three international automobile manufacturers, one of which has publicly announced their plan to introduce at least one all-electric or hybrid electric automobile by 2010. We are also supplying electric propulsion systems and/or generators to an additional eight entrepreneurial automobile developers, some of which have publicly announced plans to begin delivering limited quantities of automobiles to consumers in calendar 2009. In the truck market, we are delivering DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks including International Truck and Engine Corporation's DuraStar™ Hybrid, a diesel electric medium-duty truck, Peterbilt Motors Company's Model 330 and Model 335 medium-duty hybrid trucks and Freightliner Trucks Business Class® M2e Hybrid truck. We believe demand for our electric propulsion system products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

Product sales revenue for the fiscal third quarter ended December 31, 2008 rose 94 percent to $2,080,982 versus $1,074,838 for the comparable quarter last fiscal year, reflecting increased shipments of DC-to-DC converters and propulsion motors and controllers.

Revenue from funded engineering activities for the quarter ended December 31, 2008 rose 24 percent to $792,613 versus $640,020 for the quarter ended December 31, 2007, primarily due to higher levels of material purchases for billable programs.

Gross profit margins on product sales for the quarter ended December 31, 2008 improved to 33 percent versus 12 percent for the comparable quarter last fiscal year resulting in over a five-fold increase in gross profit contribution dollars to $683,293 versus $126,501, respectively.

Production engineering expense for the third fiscal quarter this year increased to $447,269 versus $397,622 for the comparable quarter last fiscal year, reflecting the addition of engineering resources to our production engineering group.

Net loss for the quarter ended December 31, 2008 declined $542,895 to $764,101, or $0.03 per common share, versus a net loss of $1,306,996 or $0.05 per common share for the comparable quarter last year. The reduction in net loss is primarily attributable to higher levels of revenue and expanded gross profit margins on product sales.

Product sales revenue for the nine months ended December 31, 2008 rose 45 percent to $4,961,800 versus $3,423,702 for the comparable period last year, primarily as a result of increased shipments of DC-to-DC converters and prototype propulsion motors and controllers.

Revenue from funded engineering activities for the nine months ended December 31, 2008 rose 14 percent to $1,982,481 versus $1,736,199 for the nine months ended December 31, 2007, primarily due to higher levels of material purchases for billable programs.

Gross profit margins on product sales for the nine months ended December 31, 2008 improved to 24 percent versus 9 percent for the comparable period last fiscal year resulting in over a three-fold increase in gross profit contribution dollars to $1,180,405 versus $302,715, respectively.

Net loss for the nine month period ended December 31, 2008 declined to $3,301,927, or $0.12 per common share, versus a net loss of $3,575,641 or $0.14 per common share for the comparable period last year, due principally to increased revenue levels and improved gross profit margins.

Our liquidity for the quarter and nine month period was sufficient to meet our operating requirements. At December 31, 2008 we had cash and short-term investments totaling $6,793,735. Net cash used in operating activities and capital expenditures for the nine month period ended December 31, 2008 were $2,157,384 and $520,510, respectively.

The expansion in demand for our products may require us to invest a substantially greater amount of financial and human resources for the remainder of fiscal 2009 and beyond. Accordingly, we expect to further increase the size of our production engineering group, make additional capital expenditures for manufacturing equipment and tooling, and potentially expand our manufacturing facility in Frederick, Colorado. We believe these investments are necessary to support our strategy of aggressively introducing automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

As the markets for these advanced vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers.

We believe our existing cash and short-term investments will be adequate to fund our anticipated growth for at least the next twelve months, however, if our growth continues to accelerate, or is greater than what we currently anticipate, we may require additional capital.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2008 were $6,793,735 and working capital (the excess of current assets over current liabilities) was $7,555,070 compared with $9,765,892 and $10,510,175, respectively, at March 31, 2008. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of inventories, prepaid and other current assets, accounts receivable and investments in property and equipment.

Accounts receivable increased $104,550 to $1,408,689 at December 31, 2008 from $1,304,139 at March 31, 2008. The increase is primarily attributable to increased production billings versus the fourth quarter last fiscal year. Substantially all of our customers are large well-established companies of high credit quality. Accordingly, we have not established an allowance for bad debts at December 31, 2008 and similarly, no allowance for bad debts was deemed necessary at March 31, 2008.

Costs and estimated earnings on uncompleted contracts decreased $232,566 to $417,104 at December 31, 2008 versus $649,670 at March 31, 2008. The decrease is due to more favorable billing terms on certain contracts in process at December 31, 2008 versus March 31, 2008. Estimated earnings on contracts in process decreased to $157,349 or 4 percent of contracts in process of $4,076,692 at December 31, 2008 compared to estimated earnings on contracts in process of $377,822 or 11 percent of contracts in process of $3,396,292 at March 31, 2008. The decrease is attributable to lower expected margin on certain contracts in process at December 31, 2008.

Inventories increased $309,910 to $1,271,399 at December 31, 2008 principally due to purchases of raw materials and increased levels of work-in-process inventory arising from higher levels of future scheduled product shipments. Raw materials and work-in-process inventory increased $76,612, and $258,560, respectively. Finished goods inventory decreased $25,262 reflecting lower levels of auxiliary motors on hand at December 31, 2008 versus March 31, 2008.

Prepaid expenses and other current assets increased to $145,192 at December 31, 2008 from $119,647 at March 31, 2008 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $153,099 and $520,510 for the acquisition of property and equipment during the quarter and nine months ended December 31, 2008 compared to $67,417 and $431,768 during the comparable quarter and nine months last fiscal year. The increase in capital expenditures is primarily due to increased purchases of manufacturing equipment for a dynamometer test cell and a motor assembly cell.

Patent and trademark costs decreased $39,700 to $438,065 at December 31, 2008 versus $477,765 at March 31, 2008 primarily due to the systematic amortization of patent issuance costs.

Accounts payable decreased $60,228 to $680,299 at December 31, 2008 from $740,527 at March 31, 2008, primarily due to improved payment processing during the quarter.

Other current liabilities increased $183,156 to $555,441 at December 31, 2008 from $372,285 at March 31, 2008. The increase is primarily attributable to higher levels of accrued legal fees and royalties.

Current portion of long-term debt increased $338,234 to $444,236 at December 31, 2008 from $106,002 at March 31, 2008 and long-term debt, less current portion, decreased $416,923 to zero at December 31, 2008 from $416,923 at March 31, 2008. Both changes are due to a scheduled balloon payment in November of 2009 on the mortgage for our Frederick, Colorado facility. We expect to extend the term of this mortgage debt prior to its maturity, however, we cannot assure you that an extension will be completed.

Short-term deferred compensation under executive employment agreements increased $25,375 to $389,375 at December 31, 2008 from $364,000 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $296,150 to $411,698 at December 31, 2008 from $707,848 at March 31, 2008 reflecting decreased billings on certain engineering contracts in process at December 31, 2008 in advance of the performance of the associated work versus March 31, 2008.

Long-term deferred compensation under executive employment agreements increased $37,881 to $671,754 at December 31, 2008 from $633,873 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $267,277 and $78,671,764, respectively, at December 31, 2008 compared to $265,267 and $77,819,041 at March 31, 2008. The increase in additional paid-in capital was primarily attributable to the recording of non-cash equity based compensation costs.

Results of Operations

Quarter Ended December 31, 2008

Operations for the third quarter ended December 31, 2008, resulted in a net loss of $764,101, or $0.03 per common share, compared to a net loss of $1,306,996, or $0.05 per common share for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of product sales revenue and expanded gross profit margins on product sales.

Revenue from contract services increased $152,593, or 24 percent, to $792,613 at December 31, 2008 versus $640,020 for the comparable quarter last year. The increase is primarily attributable to higher levels of material purchases for billable programs during the quarter ended December 31, 2008.

Product sales for the third quarter increased $1,006,144 or 94 percent to $2,080,982, compared to $1,074,838 for the comparable period last year. Power products segment revenue for the quarter ended December 31, 2008 increased to $1,440,841 from $608,305 for the comparable quarter last fiscal year due to increased shipments of DC-to-DC converters and propulsion motors and controllers. Technology segment product revenue for the quarter ended December 31, 2008 increased 37 percent to $640,141, compared to $466,533 for the quarter ended December 31, 2007 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended December 31, 2008 increased to 30 percent compared to 16 percent for the quarter ended December 31, 2007. Gross profit on contract services was 23 percent during the third quarter this fiscal year compared to 23 percent for the quarter ended December 31, 2007. Gross profit margin on product sales for the third quarter this year rose to 33 percent compared to 12 percent for the third quarter last year. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the current quarter.

Research and development expenditures for the quarter ended December 31, 2008 increased to $155,190 compared to $126,919 for the quarter ended December 31, 2007. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $447,269 for the third quarter versus $397,622 for the third quarter last fiscal year. The increase is attributable to higher sample costs and the addition of engineering resources to our production engineering group.

Selling, general and administrative expense for the quarter ended December 31, 2008 was $1,055,463 compared to $1,188,852 for the same quarter last year. The decrease is attributable to lower levels of non-cash equity based compensation expense primarily attributable to a change in the period of grant, offset by higher levels of legal expense associated with an arbitration claim, versus the same quarter last fiscal year.

Interest income decreased to $37,941 for the quarter ended December 31, 2008 versus $120,016 for the same period last fiscal year. The decrease is attributable to lower yields, and lower levels of invested cash balances.

Interest expense decreased to $8,180 for the quarter ended December 31, 2008 compared to $10,028 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Nine Months Ended December 31, 2008

Operations for the nine month period ended December 31, 2008, resulted in a net loss of $3,301,927, or $0.12 per common share, compared to a net loss of $3,575,641, or $0.14 per common share for the comparable period last year. The decrease is principally due to increased revenue levels and improved gross profit margins.

Revenue from contract services increased $246,282, or 14 percent, to $1,982,481 for the nine month period ended December 31, 2008 versus $1,736,199 for the comparable period last year. The increase is primarily attributable to higher levels of material purchases for billable programs during the nine month period ended December 31, 2008.

Product sales for the nine month period ended December 31, 2008 increased $1,538,098 or 45 percent to $4,961,800, compared to $3,423,702 for the comparable period last year. Power products segment revenue for the nine month period ended December 31, 2008 increased to $3,001,742 from $2,142,402 for the comparable period last fiscal year due to increased shipments of DC-to-DC converters and propulsion motors and controllers. Technology segment product revenue for the nine month period ended December 31, 2008 increased $678,758 or 53 percent to $1,960,058, compared to $1,281,300 for the comparable period last year due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the nine month period ended December 31, 2008 increased to 21 percent compared to 13 percent for comparable period last year primarily due to increased gross profit margin on product sales. Gross profit margin on contract services decreased to 15 percent for the nine month period ended December 31, 2008 compared to 21 percent for the comparable period last year due to lower margins on certain engineering contracts in process during the current nine month period. Gross profit margin on product sales for the nine month period ended December 31, 2008 rose to 24 percent compared to 9 percent for the comparable period last year. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the current nine month period.

Research and development expenditures for the nine month period ended December 31, 2008 increased to $407,535 compared to $353,418 for the same period last year. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $1,340,486 for the nine month period ended December 31, 2008 versus $1,347,077 for the comparable nine month period last year. The decrease is primarily due to additional expenses incurred last fiscal year in conjunction with production launch activities for a former customer.

Selling, general and administrative expense for the nine month period ended December 31, 2008 was $3,085,190 compared to $2,901,217 for the same period last year. The increase is attributable to higher levels of non-cash equity based compensation expense, and higher levels of legal expense associated with an arbitration claim.

Interest income decreased to $171,541 for the nine month period ended December 31, 2008 versus $364,138 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Interest expense decreased to $25,855 for the nine month period ended December 31, 2008 compared to $31,281 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the nine month period ended December 31, 2008 were adequate to meet operating needs. At December 31, 2008, we had working capital (the excess of current assets over current liabilities) of $7,555,070 compared to $10,510,175 at March 31, 2008.

For the nine month period ended December 31, 2008, net cash used in operating activities was $2,157,384 compared to net cash used in operating activities of $2,113,101 for the nine month period ended December 31, 2007. The increase in cash used in operating activities for the nine month period ended December 31, 2008 is primarily attributable to higher levels of accounts receivable and inventories, decreased levels of billings in excess of costs on uncompleted contracts which were partially offset by lower operating losses and increased non-cash equity based compensation.

Net cash provided by investing activities for the nine month period ended December 31, 2008 was $2,414,454 compared to cash used of $617,806 for the comparable nine month period last year. The change is attributable to increased maturities of short-term investments this period versus the comparable period last year.

Net cash used in financing activities was $201,609 for the nine month period ended December 31, 2008 versus cash provided by financing activities of $5,204,459 for the same period last fiscal year. The decrease is primarily attributable to the purchase of treasury stock this fiscal year and proceeds from the issuance of common stock last fiscal year versus none this year.

We expect to continue to invest substantially greater financial and human resources for the remainder of fiscal 2009 and beyond on the commercialization of our products in emerging markets, including a potentially significant increase in the amount of capital expenditures for equipment and tooling. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan, our future working capital requirements may consume a substantial portion of our cash reserves. We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond next fiscal year. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2008:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$ 444,236	444,236	-	-	-
Interest on long-term debt obligations	25,937	25,937	-	-	-
Purchase obligations	787,831	787,831	-	-	-
Executive employment agreements (1)	1,061,129	389,375	654,000	-	17,754
Total	$ 2,319,133	1,647,379	654,000	-	17,754

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2008 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories and the fair value of financial and long-lived assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable and Investments in Marketable Securities

Our trade accounts receivable and investments in marketable securities are subject to credit risks associated with the financial condition of our customers and their liquidity and the financial condition and liquidity of the companies or government agencies whose securities we own. We evaluate all customers and investment securities periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable and investment securities may change due to changing general economic conditions and factors associated with each customer's or investee's particular business. Because many of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at December 31, 2008 and March 31, 2008 for potentially uncollectible trade accounts receivable. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable and/or investment securities to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers' published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2008 could be materially different from management's estimates, and any modification of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

Fair Value Measurements and Asset Impairment

Some of our assets and liabilities may be subject to analysis as to whether the asset or liability should be marked to fair value and some assets may be evaluated for potential impairment in value. Fair value estimates and judgments may be required by management for those assets that do not have quoted prices in active markets. These estimates and judgments may include fair value determinations based upon the extrapolation of quoted prices for similar assets and liabilities in active or inactive markets, for observable items other than the asset or liability itself, for observable items by correlation or other statistical analysis, or from our assumptions about the assumptions market participants would use in valuing an asset or liability when no observable market data is available. Similarly, management evaluates both tangible and intangible assets for potential impairments in value. In conducting this evaluation, management may rely on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to value and discount cash flows may include assumptions about interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of asset impairment. Changes in any or the foregoing estimates and assumptions or a change in market conditions could result in a material change in the value of an asset or liability resulting in a material adverse change in our operating results.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2 Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted by us for financial instruments on April 1, 2008, and when required for nonfinancial assets and nonfinancial liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and we do not expect the adoption of the provisions effective April 1, 2009 related to nonfinancial assets and liabilities to have a material effect on our financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of the provisions of SFAS No. 159 on April 1, 2008, we did not elect the fair value option to report our financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have an impact on our financial position or results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of this standard will not have a material effect on our financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on our financial statements.

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

As of December 31, 2008, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

PART II-OTHER INFORMATION

TOC

ITEM 1. LEGAL PROCEEDINGS

TOC

Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. seeking damages in excess of $5.1 million for breach of contract. The claim was heard by an arbitration panel in December of 2008. A ruling on the claim is expected during the fourth quarter of fiscal 2009.

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

We have incurred significant net losses. For the quarter and nine month periods ended December 31, 2008 and 2007, our net loss was $764,101 and $1,306,996 and $3,301,927 and $3,575,641, respectively. Our net loss for each of the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006

Net loss	$ 4,586,105	$ 3,431,357	$ 2,784,970

We have had accumulated deficits as follows:

December 31, 2008	$ 68,325,147

March 31, 2008	$ 65,023,220

March 31, 2007	$ 60,437,115

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter and nine month period ended December 31, 2008 was $764,101 and $3,301,927 versus a net loss for the comparable quarter and nine month period last year of $1,306,996 and $3,575,641, respectively. At December 31, 2008, our cash and short-term investments totaled $6,793,735. If our losses continue, operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for electric and hybrid electric vehicles. We cannot assure, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you, however, that funding will be available on terms acceptable to us, if at all.

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
Date: January 28, 2009
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)