Form 10-K/A
period 2008-03-31
UQM TECHNOLOGIES INC
filed 2009-03-10
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K/A
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

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2008 to amend the certifications attached as Exhibits 31.1, 31.2 and 32.1 to correct a clerical error in the certifications.

Except for the foregoing, this amendment does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report.

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

10.4		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.5		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.6*		Form of Incentive Stock Option Agreement.

10.7*		Form of Non-Qualified Stock Option Agreement.

10.8*		Form of Restricted Stock Agreement.

10.9*		Employment Agreement with William G. Rankin dated May 5, 2008.

10.10*		Employment Agreement with Donald A. French dated May 5, 2008.

10.11*		Employment Agreement with Ronald M. Burton dated September 17, 2007.

10.12*		Employment Agreement with Jon Lutz dated September 17, 2007.

10.13		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

21.0		Subsidiaries of the Company. Reference is made to Exhibit 21.0 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

23.1*		Consent of Grant Thornton LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

* previously filed

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 10th day of March, 2009.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/William G. Rankin
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/William G. Rankin William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	March 10, 2009
/s/Donald A. French Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	March 10, 2009

/s/Stephen J. Roy Stephen J. Roy	Director	March 10, 2009
/s/Jerome H. Granrud Jerome H. Granrud	Director	March 10, 2009
/s/Donald W. Vanlandingham Donald W. Vanlandingham	Director	March 10, 2009
/s/Joseph P. Sellinger Joseph P. Sellinger	Director	March 10, 2009