Form 10-Q/A
period 2008-06-30
UQM TECHNOLOGIES INC
filed 2009-03-10
CIK 315449

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2008 to amend the certifications attached as Exhibits 31.1, 31.2 and 32.1 to correct a clerical error in the certifications.

Except for the foregoing, this amendment does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report.

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
Date: March 10, 2009
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)