Form 10-Q/A
period 2008-12-31
UQM TECHNOLOGIES INC
filed 2009-03-10
CIK 315449

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A (Amendment No. 1) for the quarterly period ended December 31, 2008 to amend the certifications attached as Exhibits 31.1, 31.2 and 32.1 to correct a clerical error in the certifications.

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