Form 10-K
period 2009-03-31
UQM TECHNOLOGIES INC
filed 2009-05-21
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10869

UQM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
______________________
Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
7501 Miller Drive, Frederick, Colorado	80530
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 278-2002
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of each exchange on which registered
Title of each class	NYSE Amex
Common Stock	Pacific Stock Exchange
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                            Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                    Yes  [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of September 30, 2008, based on the closing price of the Common Stock as reported by the NYSE Amex on such date was approximately $72,456,380. As of May 18, 2009, there were 26,982,802 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 11, 2009.	Part III

PART I
TOC
ITEM 1.	BUSINESS
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

General

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of energy efficient, power dense, electric motors, generators and power electronic controllers. We were incorporated in the state of Colorado in 1967. Our primary focus is incorporating our advanced technology into products aimed at emerging markets for electrically propelled vehicles that are expected to experience rapid growth as well as selected existing commercial markets. We operate our business in two segments: 1) technology - which encompasses the further advancement and application of our proprietary motors, generators, power electronics and software; and 2) power products - which encompasses the manufacture of motors, generators, power electronic controllers and related products. Our $0.01 par value common stock trades on the NYSE Amex, Chicago, Pacific, Berlin and Frankfurt stock exchanges under the symbol "UQM."

 The Company's revenue is derived from two principal sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers' products; and 2) the manufacture and sale of products engineered by us.

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

The typical architecture of a UQM® motor consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost) and a hollow rotor upon which powerful rare earth permanent magnets are mounted on the outer circumference. The stator is affixed to a housing containing a mounting ring and bearings, which allows the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor, producing rotational motion ("motor operation"). Conversely, the application of rotational motion to the rotor by an external force results in the generation of electrical power ("generator operation"). UQM® machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The hollow design of the rotor permits the packaging of other components such as gears and electromechanical brakes in the interior of the machine. These design features contribute to lower usage of copper and iron and other materials generally (due to smaller package dimensions), reducing manufacturing cost over those for conventional machines of similar power. In addition, the utilization of neodymium-iron-boron ("NdFeB") magnet material in a wide-range of consumer devices such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material, allowing us to price our advanced motors and controls competitively with lesser performing conventional motors, which we believe will accelerate the rate of commercialization of our technology.

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

The UQM® embedded DSP software is the intelligence that coordinates the interaction between the motor and motor controller, as well as interfacing with a vehicle controller. Software control algorithms are a key piece of the Company's intellectual property portfolio. One aspect of the software is a patented method of control referred to as Phase Timing Advancement that enables UQM® motors to deliver both high output torque at low operating speeds and high power at increasing operating speeds. We have extended the capability of Phase Advance Control by using Adaptive Control techniques. These proprietary software algorithms alter the switching strategy as a function of DC voltage, operating speed and output power, optimizing system performance under dynamic conditions. The result is maximized output and efficiency which decreases fuel consumption in hybrid electric vehicles and increases the range of battery electric vehicles. Adaptive Control also optimizes the output per unit of voltage and current, maximizing the utilization of the onboard stored energy and other electrical devices by extracting power from substantially the entire electrical cycle of the motor. The application of these proprietary control strategies has allowed us to recently increase the peak and continuous power output and improve the efficiency of our systems. In addition, our motor controllers now have user configurable functionality and increased data transmission speeds and response times, improving vehicle capability. Included in this functionality is the ability to switch between torque, speed, and voltage control dynamically, which is especially useful for parallel hybrids and generator applications of our technology. For vehicle developers, our new Graphical User Interface provides the means to tailor any UQM® system to create the desired driving experience.

Conventional permanent magnet motor designs are limited to operating at either high torque at low speeds, sacrificing power at high speed, or vice versa. In most vehicle propulsion applications, high torque is required to launch the vehicle from a standing-stop, with a subsequent transition to high power as the vehicle is accelerated to highway speeds. In the majority of conventional internal combustion engine powered vehicles, the transition from high torque to high power is accomplished through the multiple gear changes performed by a mechanical transmission. UQM® motors, incorporating phase advance technology, are suited as propulsion drives in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles due to their ability to power a vehicle from a standing-stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight, complexity and cost of mechanical transmissions.

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

We have also developed proprietary DC-to-DC converters that convert energy from hybrid electric vehicles with 250 volt to 450 volt battery packs to 12 volts to power lower voltage devices onboard these vehicles and high voltage DC-to-AC inverter technology with output efficiencies of up to 93 percent for use onboard electric, hybrid-electric and fuel cell-electric vehicles. Our inverters convert DC power stored in vehicle battery packs with nominal operating voltages of 340 volts to high quality 110 volt or 220 volt AC power. We are also developing grid-connect capable inverters and associated smart metering technology for potential future application as the utility industry pursues "smart-grid" development.

We have two patent applications pending related to technology developments that have the potential to further improve the performance of our motors. We are also performing internally funded research and development to continually improve the functionality of the microprocessor software we use to intelligently control our motor/controller system. Some of these enhancements include torque, speed and voltage control improvements that enable more sophisticated hybrid electric operating strategies, refined generator voltage regulation to facilitate improved battery pack management and further improvements in system efficiency and power output through advances in motor control algorithms. In addition to these activities, the U.S. Air Force has contracted us to manage a research and development project in cooperation with Mississippi State University, directed toward the development of high temperature power switching devices using silicon carbide that may lead to improved power handling capability for our motor controllers.

The majority of our research and development activities are the result of projects contracted with and funded by customers, for which we typically retain intellectual property rights in the resulting technology developed. Customer funded development activities are recorded in our financial statements as contract services revenue and the associated development costs are shown as cost of contract services. Internally-funded research and development expenditures are charged to research and development expense when incurred.

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

We have developed and commercialized several products for existing markets that are currently being manufactured by our wholly-owned subsidiary, UQM Power. These products include a fan blower motor and a compressor drive motor that are used in aircraft air conditioning systems manufactured by Keith Products, Inc., a vehicle auxiliary actuator motor for a product manufactured by Lippert Components, Inc. and an electric brake actuation motor that is used in selected golf carts manufactured by Club Car, Inc.

We expect to continue to commercialize both technologically advanced and low cost products that we develop to customer specifications in selected large, established markets.

Emerging Markets

Potentially large markets are developing as a result of the electrification of a wide-range of vehicle platforms. The electrification of vehicles is being pursued for a variety of application specific reasons including: 1) improved fuel economy, 2) lower vehicle emissions, 3) greater reliability and lower maintenance, 4) the need for higher levels of available onboard electric power to run electrical devices, and 5) improved performance and vehicle control. Of these reasons, improved fuel economy has emerged as a significant factor in the development and potential rate of growth of the emerging vehicle electrification markets as crude oil prices are expected to resume their rise, and consumers and businesses alike have to contend with higher gasoline and diesel prices. This trend toward higher fuel prices is expected to continue for the foreseeable future, driven by tight supply levels, geopolitical turmoil in key oil producing countries and expected future increases in world demand, driven principally by escalating consumption of fossil fuels by developing countries such as China and India. In addition to these factors, government regulations mandating reductions in pollutants from diesel engines are expected to further accelerate the trend toward electrification as increasingly stringent regulations continue, with the next reduction set for 2010. Further, Corporate Average Fuel Economy (CAFE') standards recently received their first overhaul in more than 30 years. The Energy Independence and Security Act of 2007 requires, in part, that automakers boost fleetwide gas mileage to 35 mpg by the year 2020. This requirement applies to all passenger automobiles, including "light trucks." Other recent government legislation, including the Advanced Technology Vehicles Manufacturing Incentive Program and the American Recovery and Reinvestment Act of 2009 (Stimulus Bill), encourage the development and introduction of environmentally friendly vehicles. A partial listing of some of the more notable provisions of this legislation includes:

  Tax credits for the purchase of environmentally friendly vehicles

  Low cost loans to manufacturers and component suppliers to purchase infrastructure and develop manufacturing capacity for clean vehicles and components used in these vehicles

  Funding for government agencies to acquire environmentally friendly vehicles

  Grants for the development of clean vehicles and clean vehicle component technology

  Grants for the development of a "smart" electric grid

Crude oil consumption in the United States as reported by the Transportation Energy Data Book; Edition 27 and the EIA Annual Energy Outlook 2009 averages approximately 21 million barrels per day. Of this amount, approximately two-thirds are used for transportation.

Every day the U.S. consumes 21 million barrels of oil.

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

Internal combustion engines are relatively inefficient, typically converting only 25 to 35 percent of the input energy in the fuel to the output shaft to do useful work. The remaining 65 to 75 percent of the input energy is wasted by the engine as heat loss. Electric motors on the other hand, are much more efficient in converting input electric energy to the rotating shaft to do useful work. UQM® electric propulsion systems have some of the highest efficiencies (input energy to output work) in the industry ranging from 80 to 95 percent.

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

Parallel hybrids - Parallel hybrid vehicles incorporate an electric motor to join the internal combustion engine in propelling the vehicle. In a low power configuration, often referred to as a "mild hybrid", a starter/motor/generator that is typically integrated into the flywheel of an engine is used to combine three separate functions in one electric machine. The machine starts the engine, eliminating the need for a conventional starter, performs power generation, eliminating a conventional belt driven alternator, and can be run in motoring mode, supplying supplemental power to the driveline to improve acceleration and vehicle performance. Higher power parallel hybrids incorporate additional system features such as regenerative braking and automatic engine shutdown and all-electric propulsion during certain operating conditions. In a typical parallel hybrid vehicle, acceleration from a standing-stop is generally performed by the electric motor in all-electric mode up to a given speed, at which time the engine starts and the engine and electric motor work in parallel to accelerate the vehicle. Once the vehicle achieves highway speed, the motor ceases operation and the vehicle is propelled using the engine only. During braking operations, the motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. If the batteries need additional charging, the engine drives the electric machine in generator mode, sending electricity to charge the battery pack. These vehicles have sufficient battery charging capacity to be self-sustaining thereby eliminating the need to plug the vehicle into the electric power grid. Depending on the vehicle's level of electric motive power and its duty cycle, parallel hybrids can achieve fuel economy improvements of 10 to 45 percent.

Series hybrids - Series hybrid vehicles contain a greater degree of electrification than parallel hybrids. In a typical series hybrid vehicle, all of the motive power for the vehicle is supplied by electric motors, thereby eliminating conventional driveline components such as the transmission and drive shaft. Generally, series hybrids contain a larger amount of batteries to store electrical energy and the engine's principal function is to turn a separate generator to produce the electrical energy necessary to maintain the state of charge of the onboard battery pack. As in a parallel hybrid, during braking operations the electric motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. Also, as in the parallel hybrid, a series hybrid vehicle has sufficient battery charging capacity to be self-sustaining, thereby eliminating the need to plug the vehicle into the electric power grid. Because the engine serves as an under-the-hood power plant, series hybrids typically have large amounts of available onboard power to perform additional functions while the vehicle is operating or when it reaches its final destination. Depending on vehicle configuration and duty cycle, series hybrids can achieve fuel economy improvements of 35 to 50 percent.

Plug-in hybrids - A plug-in hybrid vehicle can be configured as either a parallel or a series hybrid. What distinguishes this category of hybrid is that it is designed to operate in all-electric only mode for a range of 20 to 40 miles and be charge depleting therefore requiring it to be periodically plugged into and recharged from the electric grid. Because a portion of the energy consumed by a plug-in hybrid vehicle is acquired at a relatively low cost from the electrical grid in addition to the efficiencies obtained from its hybrid configuration, this category of vehicle can achieve fuel economy improvements of 60 to 75 percent.

All-electric battery and fuel cell vehicles - All-electric battery and fuel cell vehicles are powered entirely from electric energy stored on board in batteries or generated on board by a fuel cell. In this category of vehicle, all motive power is produced by electric motors and there is no engine and associated fuel, driveline and exhaust components. Similarly, many vehicle functions currently performed by auxiliaries attached to the engine through belts or gears, such as power steering and air conditioning, must be performed using electric motors. As with hybrid electric vehicles, all-electric battery-powered vehicles can switch the electric propulsion motor during braking operations; the electric motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. The energy needs of all-electric battery-powered vehicles are obtained by recharging their batteries using the electric power grid. Fuel cells are energy production devices that generate electricity through a chemical reaction resulting from combining hydrogen and oxygen. The by-product of this reaction is water, therefore allowing for the total elimination of vehicle exhaust emissions in this category of vehicle. Because there is no battery energy storage in a fuel cell powered vehicle, there is no opportunity for regenerative braking energy recapture. Fuel economy improvements for all-electric battery and fuel cell vehicles are generally 75 percent or greater.

Markets

We have historically focused our resources on the development of highly efficient electric propulsion systems for each category of vehicle described above with power levels of 0.5 kW to 150 kW, which are suitable for vehicles ranging from wheelchairs to passenger automobiles to large trucks, buses, tractors, construction equipment and military vehicles. In addition, we have developed electric motors, generators and electronic controls to power under-the-hood auxiliaries such as water, oil and fuel pumps, power steering, cooling fans and air conditioning compressors. We have also developed DC-to-DC converters that step down high voltage electrical systems to 12 volts and DC-to-AC inverters that convert DC power to consumer friendly 110-volt alternating current power. We are pursuing the commercialization of our technology and products designed by us in numerous large emerging and existing markets where we intend to introduce technologically advanced products or lower cost systems or a combination of both.

We believe that our technology and products are well-suited for application in a wide-range of vehicles as the trend toward electrification continues to gain momentum. In this regard, we have focused our attention on several niche markets where we believe we can most effectively compete and which we expect will have higher than average rates of growth and expansion. A brief description of each of these markets follows:

Passenger automobiles and light trucks - In past years, approximately 16 million passenger automobiles and light trucks were sold in the United States each year, although these production levels have declined dramatically over the last year to a current annual rate of approximately 9 million units. Over the last several years a market has developed for automobiles that are powered by hybrid electric powertrains. These vehicles have good performance and provide above average fuel economy compared to conventional automobiles. Several automakers have introduced vehicle models incorporating hybrid electric powertrains including Toyota, Lexus, Nissan, Honda, Ford, Saturn and General Motors. These automakers to date are using hybrid electric powertrains that they have developed themselves or have acquired from other automakers or existing Tier 1 automotive suppliers. Many of these automobile companies are also developing fuel cell or battery-powered vehicles that they hope to introduce at a future date. We have recently shipped electric and hybrid electric propulsion systems and /or generators to five international automobile companies for use in vehicle development programs.

In addition to established automakers, there are a variety of small entrepreneurial companies that are developing and hope to commercialize electric, hybrid electric and/or plug-in hybrid electric cars. Although many of these companies lack substantial financial resources and/or significant automobile industry experience, they are pursuing a variety of strategies to introduce these types of automobiles into either niche markets, such as for fleet users or high-end luxury sports car buyers, or the consumer vehicle market generally. Should any of these companies be successful in commercializing their product offerings, it could cause the growth rate of this market to accelerate significantly. These companies are generally using electric or hybrid electric powertrains that they have developed themselves or have been developed by other entrepreneurial companies. We have recently shipped electric and hybrid electric propulsion systems and/or generators to eight of these companies and have been and continue to be in discussions with nearly all of these companies regarding the use of our equipment in their vehicle development programs.

Trucks, Buses and Recreational Vehicles - The U.S. Department of Energy estimated that in 2007, trucks consumed 6.3 million barrels of crude oil per day and they project that by 2030, trucks will consume approximately 55 percent of all crude oil used in transportation, or 10 million barrels of crude oil per day.

Actual
Projected
U.S. Production
Million barrels per day
18
16
14
12
10
8
6
4
2
0
1970
1975
1980
1985
1990
1995
2000
2005
2010
2015
2020
2025
2030
Air
Rail
Marine
Off-Road
Heavy Trucks
Light Trucks
Cars
Passenger Vehicles

United States Petroleum Production and Consumption, 1970-2030

Source: Transportation Energy Data Book: Edition 27, March 2008

In recent years, approximately 6 million trucks, buses and other medium and heavy-duty on-road vehicles were sold in the United States each year, although these quantities have declined substantially over the last year. The market for these vehicles is characterized by a large number of suppliers, a wide-range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck, bus and other medium and heavy-duty vehicle manufacturer is unlikely to have the technical expertise or financial resources to internally develop components that can compete in emerging markets for increasingly electrified vehicles. Accordingly, we expect these manufacturers to purchase products from suppliers who have developed technologically advanced electric motors; generators and power electronic energy management controls that can be applied to their vehicles.

We are currently supplying an automotive qualified DC-to-DC converter to Eaton Corporation which is used onboard medium and heavy-duty hybrid trucks. We have also developed a DC-to-AC inverter that we expect to sell into the truck market to meet the growing onboard and export power requirements of hybrid trucks. Some medium and heavy-duty hybrid electric trucks manufactured by customers of Eaton currently have our DC-to-DC converter on board. We expect the medium and heavy-duty hybrid electric truck market to grow at an accelerating rate as potential customers for these vehicles gain a greater understanding of their operational, environmental and economic advantages. In addition to our supplier relationship with Eaton, we have been and expect to continue to be in discussion with truck OEMs regarding potential niche vehicle programs. We have supplied a hybrid electric propulsion system to a commercial truck manufacturer in the Middle East and have been selected as the propulsion system supplier for the ZeroTruck™, an all-electric medium-duty truck being developed by Electrorides, Inc.

Also, several truck manufacturers are considering other electrically-based products that either enhance the utility of their vehicles, such as the ability to generate large amounts of exportable electric power, or that may be necessary to meet regulatory mandates, such as diesel engine emission standards and restrictions on emissions arising from diesel engine idling. These products include electric propulsion systems, higher power engine generators, electric auxiliaries and DC-to-DC converters and DC-to-AC inverters. We intend to continue to aggressively pursue the commercialization of our products for these and other applications in the market for electric and hybrid trucks as it emerges over the next several years.

We are also involved in a number of bus programs. Over the last several years we have supplied generators and motor controllers to the Denver Regional Transportation District (RTD) for its fleet of thirty-six MallRide hybrid electric shuttle buses, the first large-scale deployment of hybrid electric buses for use in the United States. The 45-foot MallRide hybrid electric shuttles operate on the 16th Street Mall in downtown Denver, providing a free ride for passengers across the 1.3 mile long 16th Street Mall.

We also are the propulsion system supplier for a hybrid electric bus being developed by Proterra LLC, Golden, Colorado. The 40-foot composite body bus is being developed in both an all-electric battery and plug-in hybrid configuration.

We are also the supplier of propulsion motors to a collaborative advanced hybrid electric bus development program being performed by the Flint Michigan Mass Transportation Authority ("MTA"), Kettering University, Michigan State University and Transportation Techniques LLC. MTA currently operates five hybrid electric cutaway buses on routes in Flint, Michigan and throughout Genesee County. The replacement of the existing propulsion systems with a UQM™ propulsion system is expected to provide additional fuel efficiency improvements of 15 percent to 20 percent over that achieved by the current hybrid buses, or an overall improvement of up to 40 percent over standard diesel-powered vehicles.

We currently supply a vehicle auxiliary actuator motor to Lippert Components, Inc. for use in conventional recreational vehicles. We have manufactured and shipped over 65,000 units since the launch of production in fiscal 2007. There are a variety of specialty on-road manufacturers of conventional vehicles who represent an opportunity for us to further expand the deployment of our products, and we intend to continue to pursue the commercialization of our products for these applications.

Off-road vehicles - There are a wide-range of off-road vehicles sold in the United States each year. These vehicles range from small - wheelchairs, golf carts, fork trucks, riding lawn mowers, snowmobiles, all-terrain vehicles, etc., - to large construction, agricultural and mining equipment. The markets for small vehicles are typically characterized by relatively high volumes, low power levels and commodity pricing. We expect to continue to compete selectively in off-road vehicle markets where the customer requires advanced technology or superior performance and where acceptable gross profit margins are obtainable.

The market for large equipment - tractors, construction, mining and other specialty equipment - possesses many of the same characteristics as the over-the-road truck market described above. In recent past years, it is estimated that approximately 500,000 of these vehicles were sold in the United States each year. Accordingly, we expect these vehicle manufacturers to purchase products with similar specifications as those required in the over-the-road truck and bus markets from suppliers who have developed technologically advanced electric motors and power electronic energy management controls that can be applied to their vehicles. Although these vehicles are produced in relatively lower volumes, they nevertheless represent a substantial opportunity due to higher power levels, substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We currently have systems under evaluation by several large off-road vehicle developers for both electric propulsion and under-the-hood auxiliary applications.

We have also developed electric power products for the aircraft and aerospace market and the boat and marine market. In the aerospace market, we have developed electric auxiliary motors and controllers used in aircraft air conditioning systems. We have also developed auxiliary power units for the generation of onboard power and propulsion systems for various boat applications. We believe that some of the fuel efficiency benefits of vehicle electrification can also be realized in the boat and marine market. Although our focus is primarily on land applications, we will continue to leverage our technology and products in these potentially large niche markets as opportunities present themselves.

Military vehicles - The U.S. military purchases a wide-range of ground vehicles each year including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield. The military is particularly interested in the electrification of vehicles because the attributes that these vehicles possess offer exceptional potential for the military to achieve its long-term objectives of developing a highly mobile, lethal fighting force. Fuel economy improvements in military vehicles transfer into substantial savings in support infrastructure and transportation costs associated with transporting fuel to the battlefield, which is typically thousands of miles from the United States. For example, if fuel economy improvements of 25 percent are achieved in the average truck, a corresponding amount of fuel does not have to be transported and therefore a corresponding number of airplanes or tankers are not required in the transportation process. Also, the availability of onboard electrical power on military vehicles opens up new opportunities for the development of sophisticated surveillance, detection and battlefield monitoring equipment and for laser, microwave and electrical pulse weapon systems. It is estimated that the military purchases approximately 8,000 trucks per year and greater numbers during periods of armed conflict. As is the case with large off-road equipment, these vehicles are produced in relatively lower volumes, operate at higher power levels, have substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We have, over the last several years, been working with a number of military contractors and vehicle makers including DRS Technologies, AM General, BAE Systems, Boeing, General Dynamics and others, on prototype hybrid electric vehicles, high export power generators, electric auxiliaries, DC-to-DC converters and DC-to-AC inverters. Although this market has not yet begun to emerge, we believe that it may begin to soon, driven by the availability of hybrid electric components in the commercial truck market that operate at similar power levels as those required by many military vehicles.

Distributed power generation - There has recently been an increased focus on the development and adoption of clean, renewable energy products including wind turbine power generators, solar panels and stationary fuel cell power generators. In addition, many experts believe that power users will increasingly consider on-site power generation using diesel or natural gas fueled internal combustion engine generators as an alternative to power supplied over the electrical grid. The Stimulus Bill recently passed by the U.S. government has allocated substantial funding for power generation technologies and development of a "smart grid". We have developed generators for potential use in this market and have also developed DC-to-AC electronic power inverters for use in distributed power generation applications to convert the DC output of these devices to usable AC power for the homeowner or business. We are currently developing, under the California Energy Commission's Public Interest Energy Research Program and with the U.S. Department of Energy's National Renewable Energy Laboratory (NREL), an advanced grid-connect inverter under its Advanced Power Electronics Interface (APEI) Initiative. The objective of the development effort is to design a cost-effective, flexible, readily-manufactured, and ready to be commercialized prototype interface that will standardize the interconnection for a modular, scalable range of APEI systems. We expect to compete for additional development funds available under the Stimulus Bill to further advance our power generation and management technology and potentially expand our product offerings in this market.

There is also a developing industry initiative termed "vehicle-to-grid", or "V-to-G", to potentially make available for use on the electric utility grid, the large amount of energy in battery electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. Under this initiative, protocols, guidelines and electronic and software technologies are being developed to allow for the intelligent transfer of electric power from these vehicles to the electric power grid. There are different versions of the vehicle-to-grid concept: 1) A hybrid or fuel cell vehicle, which generates power from storable fuel, uses its generator to produce power for a utility at peak electricity usage times. Here the vehicles serve as a distributed power generation system; and 2) A battery-powered or hybrid vehicle which uses its excess rechargeable battery capacity to provide power to the electric grid during peak load times. These vehicles can then be recharged during off-peak hours at cheaper rates while helping to absorb excess nighttime generation. Here the vehicles serve as a distributed battery storage system to buffer power.

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

Manufacturing

It is our primary objective to become a major manufacturer of electric motor, generator and other power electronic products that incorporate our proprietary technology and to supply these products to electric, hybrid electric and fuel cell electric vehicle manufacturers and/or their Tier 1 suppliers. We have established and are continuing to expand our manufacturing capability and presence through a planned technology progression driven by key customer demands to address future vehicle requirements. Our manufacturing operations are ISO 9001:2000 quality certified.

In March of 2006, we began the volume production of vehicle auxiliary actuator motors for Lippert Components. This production is performed on a highly automated, flexible, mixed model assembly system which is computer controlled and monitored for quality assurance and consistent performance. The development and installation of this assembly system by our organization was instrumental in demonstrating our manufacturing know-how and capability to existing, as well as potentially new, vehicle OEM and Tier 1 supplier customers. We also produce auxiliary actuator motors for Club Car, Inc. on this assembly system.

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

In fiscal year 2009 we installed a production cell to assemble our larger frame size, higher power motors in higher volumes. The capacity of this cell is estimated to be 5,000 systems annually per shift.

In order to ensure our cost competitiveness, we have adopted a manufacturing strategy for the near term of designing all product components and then sourcing these parts with quality suppliers. Final assembly, testing, pack-out and shipping of the product is performed at our Frederick, Colorado facility. We have established relationships with many high-quality, low-cost suppliers, including a number of international companies. Future plans are to continue the development and introduction of more advanced and automated manufacturing systems which we believe will ensure our competitiveness in new and emerging markets.

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

Hybrid electric passenger vehicle sales have grown substantially since their introduction in the North American market in 2000, with over one million units being sold since their introduction. As a result, the fuel economy and emission benefits of hybrid electric technology are broadly understood by consumers worldwide. This, in concert with higher oil prices, tax credits for hybrid electric vehicle purchasers, stricter government emission regulations and growing environmental consciousness, has generated market demand for this class of vehicle. Until recently, passenger vehicle makers have elected to develop their own hybrid electric systems and components, either individually or in cooperation with Tier 1 automotive suppliers; however, we have recently supplied our propulsion systems to six international automotive manufacturers as part of their electric and hybrid electric vehicle development activities. Should any of these automakers elect to utilize our products in future model launches, it would have a material impact on our future rate of growth.

In addition to the passenger automobile market, vehicle makers of all types have been evaluating the potential of applying hybrid electric technology to their vehicle platforms. Of these manufacturers, agricultural, construction, medium and heavy-duty truck and bus builders have been the most active, driven by the performance and fuel economy advantages available from this technology, the availability of large amounts of onboard and exportable power and stricter diesel emission mandates.

Last year, International Truck and Engine Corporation, a Navistar Company, announced that it was the first company to enter line production of hybrid electric commercial trucks, introducing the International® DuraStar™ Hybrid, a diesel electric medium-duty truck. Similarly, Peterbilt Motors Company, a division of PACCAR Inc., began full production of its Model 330 and Model 335 medium-duty hybrid trucks at its manufacturing facility in Ste. Therese, Quebec, Canada in the summer of 2008 and Freightliner Trucks, a division of Daimler Trucks North America LLC has introduced its Business Class® M2e Hybrid Truck. All of these truck manufacturers use the Eaton Corporation hybrid electric system. The automotive certified DC-to-DC converter manufactured by us for Eaton Corporation is on board many of these hybrid trucks. In addition, Caterpillar, Inc. recently introduced the D7E crawler tractor incorporating an electric drive system for track-type tractors with an electric system that provides power to electric auxiliaries so that no engine belts are required. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets other than mass-market passenger automobiles. Should these products receive broad customer acceptance, as we expect they will, potentially substantial opportunities will likely develop over time for our company and other similarly situated companies that have developed technologically advanced products in anticipation of the emergence of these markets.

The operating characteristics of electric motors for vehicle propulsion are different from those of more conventional industrial motors. Propulsion motors ideally deliver high levels of torque efficiently at slow rotational speeds and possess the ability to transition from high torque to high speed over a relatively constant power curve allowing, in many cases, the elimination of conventional transmissions. Our proprietary propulsion systems have been specifically developed for these applications and deliver exceptional torque and high rotational speeds in a compact, energy efficient machine. We believe that our portfolio of propulsion systems, power electronic controllers and related electronic products has well positioned our company to compete effectively in these emerging markets. Electric and hybrid electric vehicle makers to-date have generally adopted a 340-volt electrical system to deliver the energy from the battery pack to the electric components and vice versa. Conventional gasoline vehicles generally have a 12-volt electrical system that operates dashboard instruments, lights, horns, etc. The higher electrical system voltages of electric and hybrid vehicles are creating opportunities for companies such as ours to enter the automotive market with a wide-range of under-the-hood auxiliaries including generators and motors to drive water, oil and power steering pumps, air conditioning compressors, and cooling fans, that operate at the new higher voltage.

These industry developments, as well as the potential production requirements of our existing customers, may require us to invest a substantially greater amount of financial and human resources in fiscal 2010 and beyond in the commercial launch of products. We believe these investments are necessary to support our strategy of aggressively rolling out automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

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

Business Segments

At March 31, 2009, we had two reportable segments. These reportable segments are strategic business units that offer different products and services and are managed separately because of their different business strategies.

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

Power Products Segment

Our power products segment encompasses the operations of our wholly-owned subsidiary, UQM Power and shares a 28,000 square foot facility located in Frederick, Colorado with the technology segment. UQM Power is the manufacturer of our proprietary products in higher volumes. UQM Power is an ISO 9001:2000 quality certified manufacturer of motors and electronic products designed by the company.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which we hope to market to vehicle OEMs and their Tier 1 suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Lexus, Honda, Ford and General Motors. Recently, International Truck and Engine Corporation and, Freightliner Trucks and Peterbilt Motors Company announced plans to begin production of hybrid electric medium-duty trucks and Caterpillar, Inc. introduced a belt-less engine/electric tracked bulldozer. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. In addition, the U.S. Government's Stimulus Bill is expected to award substantial financial grants and loans to companies engaged in the development and manufacture of energy efficient, low emission vehicles and the components that enable their operation. Companies that receive awards under the Stimulus Bill may have substantially greater financial resources available to them which could improve their ability to compete with us. We believe our principal competitors include Honda, Toyota, General Motors, Daimler, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova and United Technologies Corp.

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

In 2007, we filed patent applications for a stator design and a permanent magnet rotor geometry for permanent magnet electric motors in the United States, Canada, and Europe. These applications are currently pending.

In January of 2009, we filed a U.S. patent application for a distributed generation power system having an integrated electric utility meter and inverter system, including the physical design, placement and interconnection of the integrated electric utility and inverter system.

In 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.  This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. Royalty payments under this agreement for the fiscal years ended March 31, 2009, 2008 and 2007 were $39,850, $32,988 and $23,848, respectively.

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

Backlog

Our technology segment had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $0.7 million, and an order backlog for prototype motors and controllers of approximately $2.0 million at April 30, 2009, compared to $2.4 million and $0.8 million, respectively at April 30, 2008. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next six months and ship motor and controller backlog products over the next twelve months.

Our power products segment had an order backlog of approximately $3.0 million at April 30, 2009 compared to $3.7 million at April 30, 2008. Many orders are issued to us as blanket purchase orders subject to the issuance of subsequent release orders which direct the number and timing of actual deliveries. Substantially all of the backlog amounts at April 30, 2009 and 2008 are subject to amendment, modification or cancellation. We expect to ship all backlog products within the next twelve months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from Invacare Corporation, which is a customer of our power products segment, was $292,414, $508,903, and $830,637 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, representing 3.4 percent, 6.8 percent and 12.5 percent of consolidated total revenue, respectively. This customer also represented 2.0 and 15.9 percent of total accounts receivable at March 31, 2009 and, 2008, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Invacare Corporation were nil and 7.0 percent of consolidated total inventories at March 31, 2009 and 2008, respectively. Revenue from Lippert Components, Inc., which is also a customer of our power products segment, was $635,144, $1,271,502 and $1,059,930 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, representing 7.3 percent, 16.9 percent and 15.9 percent of consolidated total revenue, respectively. This customer also represented nil and 8.1 percent of total accounts receivable at March 31, 2009 and 2008, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Lippert Components, Inc. were 26.7 and 32.6 percent of consolidated total inventories at March 31, 2009 and 2008, respectively. Revenue from the Denver Regional Transportation District, which is a customer of our Power Products segment, was $3,337, $864,540, and $417,750 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively; representing nil, 11.5 percent and 6.3 percent of consolidated total revenue, respectively. This customer also represented nil and 19.9 percent of total accounts receivable at March 31, 2009 and 2008, respectively. We did not have any raw materials, work-in-process or finished goods inventory for the Denver Regional Transportation District at March 31, 2009 and 2008. Revenue from Quantum Fuel Systems Technologies Worldwide Inc., which is also a customer of our power products segment, was $1,360,909, $256,393 and zero for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, representing 15.6 percent, 3.4 percent and nil percent of consolidated total revenue, respectively. This customer also represented 15.8 and 8.1 percent of total accounts receivable at March 31, 2009 and 2008, respectively. We did not have any raw materials, work-in-process or finished goods inventory for Quantum Fuel Systems Technologies Worldwide Inc. at March 31, 2009 and 2008.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $1,989,872 or approximately 22.8 percent of our consolidated total revenue, for the year ended March 31, 2009, $2,329,248, or approximately 31.0 percent of our consolidated total revenue, for the year ended March 31, 2008 and $2,313,856, or approximately 34.8 percent of consolidated total revenue, for the year ended March 31, 2007. Accounts receivable from government-funded contracts represented 5.6 percent and 11.5 percent of total accounts receivable as of March 31, 2009 and 2008, respectively.

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

Employee and Labor Relations

As of April 30, 2009, we had 60 total employees, of whom 59 are full-time employees. We have entered into employment contracts with four of our executive officers. All of these contracts expire on August 22, 2012. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Anyone seeking information about our business can receive copies of our 2009 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 278-2002; writing to UQM Technologies, Inc., Investor Relations, PO Box 439, Frederick, CO 80530-0439; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. [To obtain any of this information, go to www.uqm.com, select "Investor Relations" and "SEC Filings."] Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.
ITEM 1A.	RISK FACTORS

TOC

Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:
	Fiscal Year Ended March 31,
	2009	2008	2007

Net loss	$ 4,402,019	$ 4,586,105	$ 3,431,357

We have had accumulated deficits as follows:
March 31, 2009	$ 69,425,239

March 31, 2008	$ 65,023,220

In the future, we plan to make additional investments in product development and commercialization, we expect will cause us to remain unprofitable for at least the next few years.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the fiscal year ended March 31, 2009 was $4,402,019 versus a net loss last fiscal year of $4,586,105. At March 31, 2009, our cash and short-term investments totaled $5,793,666. We expect our losses to continue for at least the next few years, and our operations could consume some or all of our cash balances. We expect to make additional investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, in order to effectively compete in the emerging market for electric and hybrid electric vehicles. We cannot assure you, however, that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding. We cannot assure you; however, that funding will be available on terms acceptable to us, if at all.

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

Some of our orders for the future delivery of products are placed under blanket purchase orders which may be cancelled by our customers at any time. The amount payable to the company, if any, upon cancellation by the customer varies by customer. Accordingly, we may not recognize as revenue all or any portion of the amount of outstanding order backlog we have reported.

We face intense competition in our motor development and may be unable to compete successfully.

In developing electric motors for use in vehicles and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. These companies have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours. These competitors also have much greater experience in and resources for marketing their products. In addition, the U.S. Government is expected to award substantial financial grants and loans under the recently enacted stimulus bill to companies engaged in the development and manufacture of energy efficient, low emission vehicles. To the extent that our competitors receive awards under the stimulus bill in amounts or proportions greater than we do, our ability to compete could be adversely impacted.

If we fail to develop and achieve market acceptance for our products, our business may not grow.

We believe our proprietary systems are suited for a wide-range of vehicle electrification applications. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and related future products. We cannot be certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will achieve market acceptance.

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
TOC

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2009 is set forth in the table below:
		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Frederick, Colorado	28,000	Own	Manufacturing, laboratories and offices
Frederick, Colorado	6,000	Month-to-Month	Vehicle integration

ITEM 3.	LEGAL PROCEEDINGS
TOC
Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 Bankruptcy petition with the U.S. Bankruptcy Court. As a result of the bankruptcy filing, efforts to collect on the arbitration award are stayed. At this time, whether, to what extent, and when, we will be able to recover any of the amounts that Phoenix owes is uncertain.

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
TOC

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2009.

PART II
TOC
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
TOC

Our common stock trades on the NYSE Amex, Chicago, Pacific Stock, Frankfurt and Berlin Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the NYSE Amex Stock Exchange for the last two fiscal years are as follows:

2009	High	Low
Fourth Quarter	$2.49	$1.25
Third Quarter	$2.85	$1.20
Second Quarter	$2.90	$1.50
First Quarter	$2.82	$1.23

2008	High	Low
Fourth Quarter	$3.49	$1.19
Third Quarter	$4.05	$2.90
Second Quarter	$4.49	$3.04
First Quarter	$4.46	$3.66

On May 18, 2009 the closing price of our common stock, as reported on the NYSE Amex, was $1.89 per share and there were 734 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH2

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from 2003 through 2008:

2 The stock price performance graph depicted is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation contained in such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
TOC

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Years Ended March 31,
	2009	2008	2007	2006	2005

Contract services revenue	$ 2,717,246	2,591,939	2,907,536	2,502,098	2,281,427
Product sales	$ 6,011,065	4,916,383	3,745,658	1,820,468	2,481,864
Loss before other income
(expense)	$ (4,479,743)	(4,995,242)	(3,800,722)	(3,039,659)	(1,837,480)

Net loss	$ (4,402,019)	(4,586,105)	(3,431,357)	(2,784,970)	(1,868,896)

Net loss per common share -
basic and diluted	$ (0.17)	(0.18)	(0.14)	(0.11)	(0.09)

Total assets	$ 12,422,832	16,402,546	14,012,607	14,796,088	13,159,640

Long-term obligations (1)	$ 1,490,472	1,520,798	1,167,224	924,559	946,170

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. During the fiscal year ended March 31, 2009 our total revenue increased 16 percent to $8,728,311, driven primarily by increased product sales which rose 22 percent to $6,011,065.

Production engineering expenses for the year ended March 31, 2009 rose 10 percent to $1,869,848, reflecting engineering activities associated with the design and installation of a new production cell for our larger propulsion motors and production design activities on our motor and controller products.

Net loss for the current fiscal year decreased by $184,086 to $4,402,019 or $0.17 per common share versus $4,586,105 or $0.18 per common share and $3,431,357, or $0.14 per common share for the fiscal years ended March 31, 2008 and 2007, respectively. The decrease in losses versus last fiscal year is attributable to higher levels of revenue and higher gross profit margins on product sales revenue.

During the last year the automotive industry experienced a substantial reduction in demand resulting from the global credit crisis and recessions in the primary national economies worldwide. In reaction to these developments, many countries around the world passed legislation designed to stimulate industry within their countries, loosened monetary policy to counteract the credit crisis and promote increased lending activities and, in some cases, nationalized certain companies or loaned them government funds. In the automotive industry, General Motors and Chrysler both received substantial government funds, Chrysler has filed for bankruptcy protection and there is, at this time, substantial doubt regarding General Motor's ability to avoid seeking bankruptcy protection. Despite these developments in one of the primary industries served by our company, we experienced strong demand for our propulsion system products. This demand was fueled, in part, by the efforts of numerous automobile companies worldwide to develop and introduce more fuel-efficient vehicles including all-electric, hybrid-electric and plug-in hybrid-electric automobiles. Although we are continuing to experience strong demand for our electric propulsion systems and generators at this time, future developments in the automobile industry related to original equipment manufacturers or their large suppliers could adversely affect the future demand for our products. Despite the turmoil automakers are experiencing currently, numerous automobile companies have publicly announced their strategies to field an increasing number of fuel-efficient vehicles in the future to better match their product offerings to the type of vehicle consumers demand in an environment of rising oil and gasoline prices. Many of these new vehicle offerings are expected to be powered by either all-electric or hybrid-electric powertrains. Should these strategies be implemented, we may experience a substantial increase in product sales revenue arising from the commercial introduction of this class of vehicles powered by our propulsion systems and/or generators.

In the event industry developments lead to additional demand from our customers, we may be required to invest a substantial amount of financial and human resources on the commercial launch of our products. Specifically, we may need to 1) increase the size of our production engineering group, 2) increase the level of our capital expenditures for manufacturing equipment and tooling, and 3) expand our manufacturing facility in Frederick, Colorado. We believe these investments may be necessary to support our strategy of aggressively rolling out automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

We believe our existing cash and short-term investments, which amounted to approximately $5.8 million at fiscal year end, will be adequate to fund our anticipated growth for the fiscal year ended March 31, 2010 and likely beyond, however, if our growth continues to accelerate we may require additional capital sooner.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2009 were $5,793,666 and working capital (the excess of current assets over current liabilities) was $6,640,877 compared with $9,765,892 and $10,510,175, respectively, at March 31, 2008. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of inventories and investments in property and equipment offset by lower levels of accounts receivable.

Accounts receivable decreased $387,040 to $917,099 at March 31, 2009 from $1,304,139 at March 31, 2008. The decrease is primarily attributable to lower levels of contract service billings as of March 31, 2009. Substantially all of our customers are large well-established companies of high credit quality. Although we have not established an allowance for bad debts at March 31, 2009 and no allowance for bad debts was deemed necessary at March 31, 2008, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

Costs and estimated earnings on uncompleted contracts decreased $6,572 to $643,098 at March 31, 2009 versus $649,670 at March 31, 2008. The decrease is due to more favorable billing terms on certain contracts in process at March 31, 2009 versus March 31, 2008. Estimated earnings on contracts in process decreased to $194,861 or 4.2 percent of contracts in process of $4,609,747 at March 31, 2009 compared to estimated earnings on contracts in process of $377,822 or 11.1 percent of contracts in process of $3,396,292 at March 31, 2008. The decrease in estimated margins on contracts in process is attributable to higher cost incurrence than expected on the performance of these contracts.

Inventories increased $345,682 to $1,307,171 at March 31, 2009 versus $961,489 at March 31, 2008 principally due to increased levels of raw materials, work-in-process and finished goods inventories which increased $73,372, $239,885 and $32,425, respectively; reflecting higher levels of low volume product builds in process at March 31, 2009.

Prepaid expenses and other current assets decreased to $117,768 at March 31, 2009 from $119,647 at March 31, 2008 primarily due to lower levels of prepaid rent at the end of the current fiscal year versus the prior fiscal year end.

We invested $570,986 for the acquisition of property and equipment during the fiscal year compared to $803,121 last fiscal year. The decrease in capital expenditures is primarily due to fewer building improvements and purchases of manufacturing equipment during fiscal 2009.

Patent and trademark costs decreased $39,581 to $438,184 at March 31, 2009 versus $477,765 at March 31, 2008 due to systematic amortization of patent issuance costs, which was partially offset by the costs associated with the filing of a new patent application.

Other assets decreased $165,106 to $76,443 at March 31, 2009 from $241,549 at March 31, 2008 due to lower levels of prepayments on capital equipment purchases at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable decreased $89,398 to $651,129 at March 31, 2009 from $740,527 at March 31, 2008, primarily due to improved payment processing during the current fiscal year.

Other current liabilities increased $228,387 to $600,672 at March 31, 2009 from $372,285 at March 31, 2008. The increase is primarily attributable to higher levels of accrued payroll and employee benefits and higher levels of unearned revenue associated with customer prepayments.

Current portion of long-term debt increased $310,921 to $416,923 at March 31, 2009 from $106,002 at March 31, 2008 and long-term debt, less current portion, decreased $416,923 to zero at March 31, 2009. Both changes are due to a scheduled balloon payment in November of 2009 on the mortgage for our Frederick, Colorado facility. We expect to extend the term of this mortgage debt prior to its maturity; however, we cannot assure you that an extension will be completed.

Short-term deferred compensation under executive employment agreements increased to $397,834 at March 31, 2009 versus $364,000 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $636,481 to $71,367 at March 31, 2009 from $707,848 at March 31, 2008 reflecting decreased levels of billings on certain engineering contracts in process at the end of the fiscal year ended March 31, 2009 in advance of the performance of the associated work versus the prior fiscal year.

Long-term deferred compensation under executive employment agreements increased $41,842 to $675,715 at March 31, 2009 from 633,873 at March 31, 2008 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital increased to $267,277 and $78,767,154, respectively, at March 31, 2009 compared to $265,267 and $77,819,041 at March 31, 2008. The increase in additional paid-in capital was primarily attributable to the recording of non-cash share based payments.

Results of Operations

Operations for the fiscal year ended March 31, 2009, resulted in a net loss of $4,402,019, or $0.17 per common share, compared to a net loss of $4,586,105, or $0.18 per common share, and $3,431,357, or $0.14 per common share, for the fiscal years ended March 31, 2008 and 2007, respectively. The reduction in the current year net loss is primarily attributable to higher levels of product sales revenue, expanded gross profit margins on product sales, and lower selling, general and administrative expenses. Non-cash expense arising from share-based payments for the fiscal year ended March 31, 2009, 2008 and 2007 was allocated as follows:
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Cost of contract services	$ 110,329	113,507	154,828
Cost of product sales	84,875	60,933	48,606
Research and development	37,903	25,652	22,612
Production engineering	128,553	132,494	113,013
Selling, general and administrative	711,383	842,349	618,697

	$ 1,073,043	1,174,935	957,756

Revenue from contract services increased $125,307, or 4.8 percent, to $2,717,246 for the fiscal year ended March 31, 2009 versus $2,591,939 for the fiscal year ended March 31, 2008. The increase is primarily attributable to higher levels of material purchases for billable programs this fiscal year versus last fiscal year. Revenue from contract services decreased 10.9 percent to $2,591,939 for the fiscal year ended March 31, 2008 compared to $2,907,536 for the fiscal year ended March 31, 2007. The decrease was primarily attributable to the increased allocation of engineering resources to production engineering activities during fiscal 2008 versus fiscal 2007.

Product sales this fiscal year increased 22.3 percent to $6,011,065 compared to $4,916,383 for the fiscal year ended March 31, 2008. Product sales for the fiscal year ended March 31, 2008 increased 31.3 percent to $4,916,383 compared to $3,745,658 for the year ended March 31, 2007. Power products segment revenue for the year ended March 31, 2009 increased $155,268, or 5.0 percent, to $3,272,377 compared to $3,117,109 for fiscal year ended March 31, 2008 due to increased shipments of DC-to-DC converters and the shipment of electric propulsion systems. Power products segment revenue for the year ended March 31, 2008 increased to $3,117,109 versus $2,626,939 for fiscal year ended March 31, 2007 due to increased shipments of vehicle auxiliary motors and the shipment of electric propulsion systems. Technology segment product revenue for the fiscal year ended March 31, 2009 increased $939,414 or 52.2 percent to $2,738,688 compared to $1,799,274 for fiscal year ended March 31, 2008 due to increased shipments of low volume propulsion systems. Technology segment product revenue for the fiscal year ended March 31, 2008 increased $680,555, or 60.8 percent, to $1,799,274 compared to $1,118,719 for fiscal year ended March 31, 2007 due to increased shipments of low volume propulsion systems.

Gross profit margins for the current fiscal year increased to 20.2 percent compared to 14.3 percent for the fiscal year ended March 31, 2008. Gross profit margins for the fiscal year ended March 31, 2008 increased to 14.3 percent compared to 10.0 percent for the fiscal year ended March 31, 2007. Gross profit margins on contract services decreased to 16.1 percent this fiscal year compared to 21.3 percent for the fiscal year ended March 31, 2008 due to higher incurred costs than planned on certain engineering contracts in process during the current fiscal year. Gross profit margins on contract services increased to 21.3 percent for the fiscal year ended March 31, 2008 compared to 8.3 percent for the fiscal year ended March 31, 2007 due to improved program execution during fiscal year 2008. Gross profit margins on product sales this fiscal year increased to 22.1 percent compared to 10.7 percent for fiscal 2008. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the fiscal year ended March 31, 2009. Gross profit margins on product sales for the fiscal year ended March 31, 2008 decreased to 10.7 percent compared to 11.3 percent for the fiscal year ended March 31, 2007 due to reduced overhead absorption.

Research and development expenditures for the fiscal year ended March 31, 2009 increased to $593,209 compared to $461,791 and $321,160 for the fiscal years ended March 31, 2008 and 2007, respectively. The increase in research and development expenditures for the fiscal year ended March 31, 2009 compared to the prior fiscal year was primarily due to increased costs on internally funded programs. The increase in research and development expenditures for fiscal 2008 versus fiscal 2007 was primarily due to increased costs on internally funded software development programs.

Production engineering costs were $1,869,848 for the fiscal year ended March 31, 2009 versus $1,706,978 and $1,286,761 for the prior two fiscal years. The increase for the current fiscal year versus fiscal year 2008 is primarily attributable to engineering activities associated with the design and installation of a new production cell for our larger propulsion motors and production design activities on our motor and controller products. The increase for the fiscal year ended March 31, 2008 versus fiscal 2007 is primarily attributable to additional staffing during fiscal year 2008.

Selling, general and administrative expense this fiscal year was $3,782,840 compared to $3,905,495 and $2,855,213 for the fiscal years ended March 31, 2008 and 2007, respectively. The decrease for this fiscal year is primarily attributable to lower levels of equity based compensation and lower deferred compensation expense recorded during the current fiscal year partially offset by increased legal fees for litigation. The increase for fiscal 2008 versus fiscal 2007 is primarily attributable to increased levels of compensation and bonuses, and the amendment of executive employment agreements, which accelerated the recording of deferred compensation expense associated with the severance provisions of these agreements.

Impairment of long-lived assets for the fiscal years ended March 31, 2009, 2008, 2007 were zero, $11,155 and $889, respectively. The impairment of long-lived assets for the fiscal year ended March 31 2008 was attributable to the impairment of obsolete equipment. The impairment of long-lived assets for the fiscal year ended March 31, 2007 was attributable to the write-down of costs associated with an abandoned patent application.

Interest income declined to $198,947 for the current fiscal year compared to $463,248 and $445,578 for the fiscal years ended March 31, 2008 and 2007, respectively. The decrease for fiscal 2009 versus fiscal 2008 is attributable to lower invested balances and lower yields during the current fiscal year. The increase for fiscal 2008 versus fiscal 2007 is attributable to higher invested cash balances.

Interest expense decreased to $33,387 for the year ended March 31, 2009 compared to $40,652 and $47,422 for the fiscal years ended March 31, 2008 and 2007, respectively. The decrease is due to lower average mortgage borrowings outstanding throughout the fiscal year as compared to the prior fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2009 were adequate to meet operating needs. At March 31, 2009, we had working capital (the excess of current assets over current liabilities) of $6,640,877 compared to $10,510,175 at March 31, 2008.

For the year ended March 31, 2009, net cash used in operating activities was $3,065,281 compared to net cash used in operating activities of $2,511,723 and $2,732,956 for the years ended March 31, 2008 and 2007, respectively. The increase in cash used in operating activities in fiscal 2009 is primarily attributable to higher levels of inventories, increased levels of billings in excess of costs on uncompleted contracts partially offset by lower operating losses, increased depreciation and amortization and impairment expense. The decrease in cash used for the year ended March 31, 2008 is primarily attributable to higher levels of billings in excess of costs and estimated earnings on certain uncompleted contracts, partially offset by higher operating losses.

Net cash provided by investing activities for the fiscal year ended March 31, 2009 was $2,620,118 compared to cash used in investing activities of $1,446,752 for the previous fiscal year and $428,914 for fiscal 2007, respectively. The change this fiscal year versus last fiscal year was primarily due to higher levels of maturities of short-term investments offset by lower expenditures for building improvements and manufacturing equipment. Net cash used in investing activities for fiscal 2008 increased to $1,446,752 versus $428,914 for fiscal 2007 primarily due to higher expenditures for building improvements and manufacturing equipment and increased purchases of short-term investment securities.

Net cash used in financing activities was $228,922 for the fiscal year ended March 31, 2009 versus cash provided by financing activities of $5,182,382 and $1,037,241 for the fiscal years ended March 31, 2008 and 2007, respectively. The change this fiscal year versus fiscal year 2008 is attributable to the purchase of treasury stock this fiscal year, and to the completion of a private placement in the first quarter of fiscal 2008, which resulted in $5.2 million in cash proceeds. The increase in fiscal 2008 versus 2007 is attributable to the completion of a private placement in the first quarter of fiscal 2008, which resulted in 5.2 million in cash proceeds.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest in substantially greater financial resources during fiscal 2010 on the commercialization of our products in emerging markets, including a significant increase in human resources, investments and increased the amounts for equipment, tooling and facilities. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at March 31, 2009. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future. Over the last year, access to the capital markets has been severely restricted or nonexistent for most companies due to the global credit crisis. In light of current market conditions and the uncertainty regarding the ability of the capital markets to recover from the credit crisis, we cannot assure you that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us or at all, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2009:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations (2)	$ 416,923	416,923	-	-	-
Interest on long-term debt obligations	18,315	18,315	-	-	-
Purchase obligations	677,607	677,607	-	-	-
Executive employment agreements (1)	1,073,549	397,834	654,000	-	21,715
Total	$ 2,186,394	1,510,679	654,000	-	21,715

(1) Includes severance pay obligations under executive employment agreements contingently payable upon six months notice by two officers of the company, but not annual cash compensation under the agreements.
(2) Represents a balloon payment on a facility mortgage which we expect to refinance.

Off-Balance Sheet Arrangements

None.

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at March 31, 2009 and 2008 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2009 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

Fair Value Measurements and Asset Impairment

Some of our assets and liabilities may be subject to analysis as to whether the asset or liability should be marked to fair value and some assets may be evaluated for potential impairment in value. Fair value estimates and judgments may be required by management for those assets that do not have quoted prices in active markets. These estimates and judgments may include fair value determinations based upon the extrapolation of quoted prices for similar assets and liabilities in active or inactive markets, for observable items other than the asset or liability itself, for observable items by correlation or other statistical analysis, or from our assumptions about the assumptions market participants would use in valuing an asset or liability when no observable market data is available. Similarly, management evaluates both tangible and intangible assets for potential impairments in value. In conducting this evaluation, management may rely on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to value and discount cash flows may include assumptions about interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of asset impairment. Changes in any of the foregoing estimates and assumptions or a change in market conditions could result in a material change in the value of an asset or liability resulting in a material adverse change in our operating results.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS No. 157 related to financial instruments on April 1, 2008, and the provisions related to nonfinancial assets and liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and the adoption of the provisions effective April 1, 2009 will not have a material effect on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard will not have a material effect on our financial statements.

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

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the first quarter of fiscal year 2010. The adoption of FSP 157-4 will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 115-2 and Statement of Financial Accounting Standards (FAS) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/FAS No. 124-2"). FSP 115-2/FAS No. 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Additionally, FSP 115-2/FAS No. 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. FSP 115-2/FAS No. 124-2 is effective for us beginning in the first quarter of fiscal year 2010. The adoption of this standard will not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and Accounting Principals Board (APB) Opinion 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the first quarter of fiscal year 2010. The adoption of this standard will not have a material effect on our financial statements.
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
TOC

Board of Directors and Shareholders

of UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2009. We also have audited UQM Technologies, Inc. and subsidiaries internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UQM Technologies, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on UQM Technologies, Inc.'s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, UQM Technologies, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

Denver, Colorado

May 20, 2009

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

TOC

Consolidated Balance Sheets

TOC
	March 31, 2009	March 31, 2008
Assets

Current assets:
Cash and cash equivalents	$ 2,501,999	3,176,084
Short-term investments	3,291,667	6,589,808
Accounts receivable	917,099	1,304,139
Costs and estimated earnings in excess of billings on
uncompleted contracts	643,098	649,670
Inventories	1,307,171	961,489
Prepaid expenses and other current assets	117,768	119,647

Total current assets	8,778,802	12,800,837

Property and equipment, at cost:
Land	181,580	181,580
Building	2,464,213	2,460,103
Machinery and equipment	4,040,406	3,558,524
	6,686,199	6,200,207
Less accumulated depreciation	(3,556,796)	(3,317,812)

Net property and equipment	3,129,403	2,882,395

Patent and trademark costs, net of accumulated amortization
of $733,594 and $677,957	438,184	477,765

Other assets	76,443	241,549

Total assets	$ 12,422,832	16,402,546

See accompanying notes to consolidated financial statements.

	March 31, 2009	March 31, 2008
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 651,129	740,527
Other current liabilities	600,672	372,285
Current portion of long-term debt	416,923	106,002
Short-term deferred compensation under executive employment
agreements	397,834	364,000
Billings in excess of costs and estimated earnings on
uncompleted contracts	71,367	707,848

Total current liabilities	2,137,925	2,290,662

Long-term debt, less current portion	-	416,923
Long-term deferred compensation under executive employment agreements	675,715	633,873
	675,715	1,050,796

Total liabilities	2,813,640	3,341,458

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 26,727,694 and 26,526,737 shares
issued and outstanding	267,277	265,267
Additional paid-in capital	78,767,154	77,819,041
Accumulated deficit	(69,425,239)	(65,023,220)

Total stockholders' equity	9,609,192	13,061,088

Total liabilities and stockholders' equity	$ 12,422,832	$ 16,402,546

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

TOC
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Revenue:
Contract services	$ 2,717,246	2,591,939	2,907,536
Product sales	6,011,065	4,916,383	3,745,658
	8,728,311	7,508,322	6,653,194
Operating costs and expenses:
Costs of contract services	2,279,956	2,039,017	2,666,316
Costs of product sales	4,682,711	4,392,442	3,323,577
Research and development	593,209	461,791	321,160
Production engineering	1,869,848	1,706,978	1,286,761
Selling, general and administrative	3,782,840	3,905,495	2,855,213
Loss (gain) on disposal of assets	(510)	(2,159)	889
	13,208,054	12,503,564	10,453,916

Loss before other income (expense)	(4,479,743)	(4,995,242)	(3,800,722)

Other income (expense):
Interest income	198,947	463,248	445,578
Interest expense	(33,387)	(40,652)	(47,422)
Impairment of investment	(89,369)	-	-
Other	1,533	(13,459)	(28,791)
	77,724	409,137	369,365

Net loss	$ (4,402,019)	(4,586,105)	(3,431,357)

Net loss per common share-basic and diluted:	$(0.17)	(0.18)	(0.14)

Weighted average number of shares of common
stock outstanding - basic and diluted	26,651,130	26,196,278	25,116,354

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

TOC
	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2006	24,776,042	$ 247,760	69,293,461	(56,796,847)	12,744,374

Issuance of common stock under
employee stock purchase plan	7,095	71	17,695	-	17,766
Issuance of common stock upon
exercise of employee options	215,440	2,154	681,539	-	683,693
Issuance of common stock upon
exercise of warrants	165,812	1,659	426,136	-	427,795
Issuance of common stock to
directors	12,500	125	39,875	-	40,000
Compensation expense from
employee and director stock
option and common stock grants	-	-	917,756	-	917,756
Cumulative effect of adoption of
SAB 108	-	-	-	(208,911)	(208,911)

Net loss	-	-	-	(3,431,357)	(3,431,357)

Balances at March 31, 2007	25,176,889	251,769	71,376,462	(60,437,115)	11,191,116

Issuance of common stock in follow-on
offering, net of offering costs	1,250,000	12,500	5,171,177	-	5,183,677
Issuance of common stock under
employee stock purchase plan	14,664	146	40,644	-	40,790
Issuance of common stock upon
exercise of employee options	24,362	244	56,431	-	56,675
Issuance of common stock under
stock bonus plan	60,822	608	46,623	-	47,231
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,127,704	-	1,127,704

Net loss	-	-	-	(4,586,105)	(4,586,105)

Balances at March 31, 2008	26,526,737	265,267	77,819,041	(65,023,220)	13,061,088

Issuance of common stock under
employee stock purchase plan	22,268	223	33,994	-	34,217
Purchase of treasury stock	(70,269)	(703)	(156,434)	-	(157,137)
Issuance of common stock under
stock bonus plan	248,958	2,490	(2,490)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,073,043	-	1,073,043

Net loss	-	-	-	(4,402,019)	(4,402,019)

Balances at March 31, 2009	26,727,694	$ 267,277	78,767,154	(69,425,239)	9,609,192

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

TOC
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(4,402,019)	(4,586,105)	(3,431,357)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	546,843	437,799	414,322
Gain on disposal of assets	(510)	(13,314)	-
Impairment of long-lived assets	-	11,155	889
Impairment of investment	89,369	-	-
Impairment of inventories	41,613	-	-
Non-cash equity based compensation	1,073,043	1,174,935	957,756
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	393,612	(255,113)	(736,243)
Inventories	(387,295)	(61,604)	(432,400)
Prepaid expenses and other current assets	1,879	159,696	(160,904)
Other assets	-	2,101	2,102
Accounts payable and other current liabilities	138,989	(228,918)	436,201
Billings in excess of costs and estimated
earnings on uncompleted contracts	(636,481)	395,311	90,911
Deferred compensation under executive
employment agreements	75,676	452,334	125,767
Net cash used in operating activities	(3,065,281)	(2,511,723)	(2,732,956)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	3,208,772	(607,980)	27,566
Increase in other long-term assets	(2,122)	(2,217)	(52,699)
Prepayments on property and equipment	(188,427)	(186,633)	-
Acquisition of property and equipment	(382,559)	(616,488)	(397,008)
Increase in patent and trademark costs	(16,056)	(51,099)	(6,773)
Proceeds from sale of assets	510	17,665	-
Net cash provided by (used in) investing activities	$ 2,620,118	(1,446,752)	(428,914)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows, Continued
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Cash flows from financing activities:
Repayment of debt	$ (106,002)	(98,760)	(92,013)
Issuance of common stock in follow-on offering,
net of offering costs	-	5,183,677	-
Issuance of common stock upon exercise of
employee options	-	56,675	683,693
Purchase of treasury stock	(157,137)	-	-
Issuance of common stock upon exercise of warrants	-	-	427,795
Issuance of common stock under employee stock
purchase plan	34,217	40,790	17,766
Net cash provided by (used in) financing activities	(228,922)	5,182,382	1,037,241

Increase (decrease) in cash and cash equivalents	(674,085)	1,223,907	(2,124,629)

Cash and cash equivalents at beginning of year	3,176,084	1,952,177	4,076,806

Cash and cash equivalents at end of year	$ 2,501,999	3,176,084	1,952,177

Supplemental Cash Flow Information:
Interest paid in cash during the year	$ 33,738	40,979	47,726

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

The amortized cost and unrealized gain or loss of our investments were:
	March 31, 2009		March 31, 2008
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 2,055,176	2,755	1,656,515	(3,193)
Commercial paper, corporate and foreign bonds	137,418	(3,454)	1,912,779	(9,050)
Certificates of deposit	1,099,073	-	3,020,514	-
	3,291,667	(699)	6,589,808	(12,243)
Long-term investment:
Certificates of deposit (included in other assets)	57,038	-	54,916	-
	$ 3,348,705	(699)	6,644,724	(12,243)

The time to maturity of held-to-maturity securities were:

	March 31,
	2009	2008
Three to six months	$ -	1,311,373
Six months to one year	3,291,667	5,278,435
Over one year	57,038	54,916
	$ 3,348,705	6,644,724

(e)  Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2009 and 2008, no allowance for uncollectible accounts receivable was deemed necessary. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date.

(f)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory reserves are based on our assessment of recoverability of slow moving or obsolete inventory items. We did not have any reserves recorded as of March 31, 2009 and 2008.

(g)  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $491,206, $382,162 and $337,470, respectively.

(h)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $55,637, $55,637 and $76,852, respectively.

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

              ( j)  Product Warranties

Our warranty policy generally provides three months to three years of coverage depending on the product.  We record a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products.  For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available.

(k)  Revenue and Cost Recognition

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

( l)  Income Taxes

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

(n)  Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2009, 2008 and 2007, respectively, issued but not yet earned common shares of 225,870, 283,480, and 136,035 were being held in safekeeping by the Company. For the fiscal years 2009, 2008, and 2007, shares in the amount of zero, 7,887, and 9,767 shares were potentially included in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At March 31, 2009, 2008 and 2007, options to purchase 2,995,214, 2,679,740 and 2,771,914 shares of common stock, respectively, and warrants to purchase zero, 85,267 and 157,267 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2009, 2008 and 2007, respectively, options and warrants for 2,957,734, 1,400,051 and 1,582,262 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 3,554 shares, 335,477 shares and 381,096 shares of common stock for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

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

(q)  New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS No. 157 related to financial instruments on April 1, 2008, and the provisions related to nonfinancial assets and liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions of this standard adopted by us on April 1, 2008 did not have a material effect on our financial statements and the adoption of the provisions effective April 1, 2009 will not have a material effect on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard will not have a material effect on our financial statements.

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

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the first quarter of fiscal year 2010. The adoption of FSP 157-4 will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 115-2 and Statement of Financial Accounting Standards (FAS) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/FAS No. 124-2"). FSP 115-2/FAS No. 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Additionally, FSP 115-2/FAS No. 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. FSP 115-2/FAS No. 124-2 is effective for us beginning in the first quarter of fiscal year 2010. The adoption of this standard will not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and Accounting Principals Board (APB) Opinion 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the first quarter of fiscal year 2010. The adoption of this standard will not have a material effect on our financial statements.

(2)   Stock Based Compensation

 Stock Option Plans

As of March 31, 2009 we had 805,966 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2009, we had 204,304 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of March 31, 2009 we had 67,969 shares of common stock available for issuance under the Stock Purchase Plan. During the years ended March 31, 2009, 2008 and 2007, respectively, 22,268, 14,664 and 7,095 shares of common stock were issued under the Stock Purchase Plan. Cash received by us upon the issuance of shares under the Stock Purchase Plan for the years ended March 31, 2009, 2008 and 2007, was $34, 217, $40,790 and $17,766, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of March 31, 2009 there were 6,794 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 191,348 and 204,558 shares granted under the Stock Plan during the years ended March 31, 2009, and March 31, 2008, respectively.

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. Options granted by us generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of the grant. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE Amex) on the date of grant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Cost of contract services	$ 110,329	113,507	154,828
Cost of product sales	84,875	60,933	48,606
Research and development	37,903	25,652	22,612
Production engineering	128,553	132,494	113,013
Selling, general and administrative	711,383	842,349	618,697

	$ 1,073,043	1,174,935	957,756

Share-based compensation capitalized in inventories was insignificant as of March 31, 2009 and 2008.

In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2009, 2008 and 2007 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of March 31, 2009, 2008 and 2007, and changes during the years ended March 31, 2009, 2008 and 2007 are presented below:
	Year Ended		Year Ended		Year Ended
	March 31, 2009		March 31, 2008		March 31, 2007
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Option	Fair Value	Option	Fair Value	Option	Fair Value
Non-vested at March 31	337,888	$ 1.85	554,940	$ 1.71	926,197	$ 1.61
Granted	-	$ -	-	$ -	-	$ -
Vested	(10,000)	$ 2.10	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	(2,000)	$ 1.61	(2,387)	$ 2.01	(14,481)	$ 1.17
Non-vested at June 30	325,888	$ 1.84	542,553	$ 1.70	901,716	$ 1.61
Granted	381,615	$ 1.08	106,159	$ 1.89	119,605	$ 1.53
Vested	(72,588)	$ 1.69	(39,702)	$ 1.52	-	$ -
Forfeited	(1,500)	$ 1.61	(2,000)	$ 1.61	(48,276)	$ 1.59
Non-vested at September 30	633,415	$ 1.40	607,010	$ 1.75	973,045	$ 1.60
Granted	-	$ -	-	$ -	-	$ -
Vested	(346,294)	$ 1.39	(246,455)	$ 1.63	(252,117)	$ 1.63
Forfeited	-	$ -	(2,000)	$ 1.61	-	$ -
Non-vested at December 31	287,121	$ 1.41	358,555	$ 1.83	720,928	$ 1.60
Granted	-	$ -	6,000	$ 1.03	5,000	$ 2.69
Vested	(3,667)	$ 1.78	(26,667)	$ 1.41	(165,520)	$ 1.23
Forfeited	-	$ -	-	$ -	(5,468)	$ 1.78
Non-vested at March 31	283,454	$ 1.40	337,888	$ 1.85	554,940	$ 1.71

As of March 31, 2009, there was $266,896 of total unrecognized compensation costs related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 22 months. The total fair value of stock options that vested during the years ended March 31, 2009, 2008 and 2007 was $633,106, $519,978 and $635,894, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2009 and 2008 and changes during the years ended March 31, 2009, 2008 and 2007 is presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2009		March 31, 2008		March 31, 2007
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Non-vested at March 31	283,480	$ 3.34	136,035	$ 3.20	-	$ -
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at June 30	283,480	$ 3.34	136,035	$ 3.20	-	$ -
Granted	191,348	$ 2.18	-	$ -	149,735	$ 3.20
Vested	(184,692)	$ 2.43	(45,349)	$ 3.20	(12,500)	$ 3.20
Forfeited	-	$ -	-	$ -	(1,200)	$ 3.20
Non-vested at September 30	290,136	$ 3.15	90,686	$ 3.20	136,035	$ 3.20
Granted	-	$ -	204,558	$ 3.40	-	$ -
Vested	(64,266)	$ 3.40	(11,764)	$ 3.40	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at December 31	225,870	$ 3.08	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at March 31	225,870	$ 3.08	283,480	$ 3.34	136,035	$ 3.20

As of March 31, 2009 there was $184,997 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 23 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the years ended March 31, 2009, 2008 and 2007 was $667,384, $185,114 and $40,000, respectively.

During the years ended March 31, 2009, 2008 and 2007 options to acquire 550,358, 201,060 and 148,344 shares of common stock, respectively, were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2009, 2008 and 2007, were based on estimates at the date of grant as follows:

Year Ended March 31,
	2009	2008	2007
Weighted average estimated
fair value of grant	$ 2.19 Per option	3.41 Per option	3.24 Per option
Expected life (in years)	3.4 years	3.3 years	3.5 years
Risk free interest rate	3.20%	4.17%	4.9%
Expected volatility	60.56%	60.03%	59.7%
Expected dividend yield	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. The expected life of options granted prior to January 1, 2008 was based on the simplified calculation of expected life described in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 107 ("SAB 107"). In addition, options granted to members of the board of directors and executives on July 23, 2008 with option terms of less than ten years utilize the simplified calculation of expected life described by SAB 107 because we do not have sufficient historical experience for option grants with option terms of less than ten years. The expected life of all other options granted subsequent to December 31, 2007 are based on historical experience.

Additional information with respect to stock option activity during the year ended March 31, 2009 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57

Outstanding at June 30, 2008	2,541,306	$ 3.94	5.0 years	$ 3,060
Granted	381,615	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(1,500)	$ 3.57

Outstanding at September 30, 2008	2,921,421	$ 3.71	4.9 years	$ 584,914
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at December 31, 2008	2,921,421	$ 3.71	4.6 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(180,606)	$ 4.38

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -

Exercisable at March 31, 2009	2,457,361	$ 3.78	4.5 years	$ -

Vested and expected to vest at March 31, 2009	2,726,859	$ 3.67	4.6 years	$ -

Additional information with respect to stock option activity during the year ended March 31, 2008 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	2,692,400	$ 4.33	5.7 years	$ 1,972,876
Granted	-	$ -
Exercised	(1,599)	$ 2.41		$ 2,942
Forfeited	(3,579)	$ 2.68

Outstanding at June 30, 2007	2,687,222	$ 4.33	5.4 years	$ 2,070,665
Granted	106,159	$ 3.57
Exercised	(4,245)	$ 2.41		$ 8,193
Forfeited	(2,000)	$ 3.57

Outstanding at September 30, 2007	2,787,136	$ 4.30	5.2 years	$ 1,343,718
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57

Outstanding at December 31, 2007	2,785,136	$ 4.30	5.0 years	$ 1,006,016
Granted	6,000	$ 1.69
Exercised	-	$ -		$ -
Forfeited	(247,830)	$ 8.00

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -

Exercisable at March 31, 2008	2,205,418	$ 3.99	4.9 years	$ -

Vested and expected to vest at March 31, 2008	2,523,959	$ 3.94	5.2 years	$ -

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

Additional information with respect to stock option activity during the year ended March 31, 2009 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736
Granted	109,302	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(18,027)	$ 3.22

Outstanding at September 30, 2008	222,919	$ 2.77	3.2 years	$ 71,345
Granted	59,441	$ 3.39
Exercised	-	$ -		$ -
Forfeited	(59,441)	$ 3.39

Outstanding at December 31, 2008	222,919	$ 2.77	3.0 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -

Exercisable at March 31, 2009	222,919	$ 2.77	2.7 years	$ -

Vested and expected to vest at March 31, 2009	222,919	$ 2.77	2.7 years	$ -

Additional information with respect to stock option activity during the year ended March 31, 2008 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2007	70,520	$ 2.91	1.4 years	$ 87,911
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2007	70,520	$ 2.91	1.2 years	$ 92,083
Granted	24,039	$ 3.57
Exercised	(18,518)	$ 2.30		$ 21,111
Forfeited	(9,259)	$ 2.30

Outstanding at September 30, 2007	66,782	$ 3.40	2.0 years	$ 21,111
Granted	57,918	$ 3.40
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at December 31, 2007	124,700	$ 3.40	2.8 years	$ 7,614
Granted	6,944	$ 1.95
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	$ -

Exercisable at March 31, 2008	131,644	$ 3.33	2.7 years	$ -

Vested and expected to vest at March 31, 2008	131,644	$ 3.33	2.7 years	$ -

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

Cash received by us upon the exercise of stock options for the years ended March 31, 2009, 2008 and 2007 was zero, $56,675 and $683,693, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of  Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2009, the estimated period to complete contracts in process ranged from one to six months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:
	March 31, 2009	March 31, 2008

Costs incurred on uncompleted contracts	$ 4,414,886	3,018,470
Estimated earnings	194,861	377,822
	4,609,747	3,396,292
Less billings to date	(4,038,016)	(3,454,470)
	$ 571,731	(58,178)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 643,098	649,670
Billings in excess of costs and estimated earnings on
uncompleted contracts	(71,367)	(707,848)
	$ 571,731	(58,178)

(4)    Inventories

Inventories consist of:
	March 31, 2009	March 31, 2008

Raw materials	$ 794,663	721,291
Work-in-process	419,270	179,385
Finished products	93,238	60,813
	$ 1,307,171	961,489

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value. For the fiscal year ended March 31, 2009 we impaired obsolete inventory with a carrying value of $41,613.

(5)    Impairment of Long-Lived Assets

During the fiscal years ended March 31, 2009, 2008 and 2007, we recorded total impairment charges of zero, $11,155 and $889, respectively, for obsolete equipment and abandoned patent applications.

Average annual depreciation expense for the equipment impaired during the fiscal year ended March 31, 2008, for years preceding the year of impairment, was $4,308.

(6)    Patents and Trademarks

Intangible assets, which consist entirely of patents and trademarks owned by the Company, had a gross carrying amount of $1,171,778 and $1,155,722, accumulated amortization of $733,594 and $677,957, and a net carrying amount of $438,184 and $477,765, at March 31, 2009 and 2008, respectively.  Amortization expense for the years ended March 31, 2009, 2008 and 2007, was $55,637, $55,637 and $76,852, respectively.  Patents and trademarks are amortized on a straight-line basis over a period of 17 years and 40 years, respectively.

   Estimated future amortization of these intangible assets is as follows:

2010	$ 54,906
2011	47,207
2012	39,493
2013	38,363
2014	34,221
Thereafter	223,994
$ 438,184

(7)    Other Current Liabilities

Other current liabilities consist of:
	March 31, 2009	March 31, 2008

Accrued payroll and employee benefits	$ 165,221	125,677
Accrued personal property and real estate taxes	82,396	58,184
Accrued warranty costs	84,445	117,645
Accrued losses on engineering contracts	520	5,209
Unearned revenue	149,355	20,690
Accrued royalties	73,773	33,923
Other	44,962	10,957
	$ 600,672	372,285

(8)    Long-Term Debt

Long-term debt consists of:
	March 31, 2009	March 31, 2008
Note payable to bank, payable in monthly installments
with interest at 7.0%; matures November 2009;
secured by land and building	$ 416,923	522,925

(9)    Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007

Computed "expected" tax benefit	$(1,497,208)	(1,554,700)	(1,156,872)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	1,450,222	1,124,302	825,774
Adjustment to deferred tax assets and liabilities
for prior period corrections	-	(104,562)	865,148
Increase (decrease) in valuation allowance for
net deferred tax assets	(67,423)	588,902	(525,326)
Other, net	114,409	(53,942)	(8,724)

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2009	March 31, 2008

Deferred tax assets:
Research and development credit carry-forwards	$ 113,471	130,798
Net operating loss carry-forwards	20,050,531	20,259,647
Deferred compensation	397,835	369,790
Property and equipment	333,382	343,429
Intangible assets	6,180	-
Stock compensation	383,514	363,974
Other	126,658	26,197
Total deferred tax assets	21,411,571	21,493,835

Deferred tax liabilities:
Intangible assets	-	14,841
Total deferred tax liabilities	-	14,841

Net deferred tax assets	21,411,571	21,478,994

Less valuation allowance	(21,411,571)	(21,478,994)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2009 we had net operating loss carry-forwards (NOL) of approximately $59 million for U.S. income tax purposes that expire in varying amounts through 2029. Approximately $4.5 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $21.4 million and $21.5 million at March 31, 2009 and March 31, 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

(10)  Stockholders' Equity

In June 2007 we completed a private placement of 1,250,000 shares of our common stock to two institutional investors. Cash proceeds, net of offering costs, were $5,183,677.

In November 2004 we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued four-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value. Cash proceeds, net of offering costs, were $6,767,465. Warrants to acquire zero and 85,267 shares of our common stock were outstanding at March 31, 2009 and 2008, respectively.

(11)  Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Quantum Fuel Systems Technologies Worldwide Inc. totaled $1,360,909, $256,393 and zero for the years ended March 31, 2009, 2008 and 2007, respectively, which was 16 percent, 3 percent and nil of total consolidated revenue, respectively. Revenue from Invacare Corporation totaled $292,414, $508,903 and $830,637 for the years ended March 31, 2009, 2008 and 2007, respectively, which was 3 percent, 7 percent and 12 percent of total revenue, respectively. Revenue from Lippert Components, Inc. totaled $635,144, $1,271,502 and $1,059,930 for the years ended March 31, 2009, 2008 and 2007, respectively, which was 7 percent, 17 percent and 16 percent of total revenue, respectively. Revenue from the Denver Regional Transportation District totaled $3,337, $864,540 and $417,750 for the years ended March 31, 2009, 2008 and 2007, respectively, which was nil, 12 percent and 6 percent of total revenue, respectively.

Trade accounts receivable from Quantum Fuel Systems Technologies Worldwide Inc. were 16 percent and 8 percent of total accounts receivable as of March 31, 2009 and 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero as of March 31, 2009 and 2008. Trade accounts receivable from Invacare Corporation were 2 percent and 16 percent of total accounts receivable as of March 31, 2009 and 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and $45,615 as of March 31, 2009 and 2008, respectively. Trade accounts receivable from Lippert Components, Inc. were nil and 8 percent of total accounts receivable as of March 31, 2009 and 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $349,066 and $211,571 as of March 31, 2009 and 2008, respectively. Trade accounts receivable from the Denver Regional Transportation District were nil and 20 percent of total accounts receivable as of March 31, 2009 and 2008, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero as of March 31, 2009 and 2008.

Contract services revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $1,989,872, $2,329,248 and $2,313,856 for the years ended March 31, 2009, 2008 and 2007, respectively, which was 23 percent, 31 percent and 35 percent of total consolidated revenue, respectively. Accounts receivable from government-funded contracts represented 6 percent and 12 percent of total accounts receivable as of March 31, 2009 and 2008, respectively.

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

(13)  Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Deferred Compensation under
executive employment agreements (1)	$ 1,073,549	-	-	1,073,549

Note(1) $397,834 included in current liabilities and $675,715 included in long term liabilities on our consolidated balance sheet as of March 31, 2009.

Liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized below:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Deferred Compensation under
executive employment agreements (1)	$ 997,873	-	-	997,873

Note(1) $364,000 included in current liabilities and $633,873 included in long term liabilities on our consolidated balance sheet as of March 31, 2008.

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements (see also note 16). The value of the Level 3 liability in the foregoing table was determined under the income approach, using inputs that are both unobservable and significant to the value of the obligation including changes in the company's credit worthiness and changes in interest rates.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for the
Fiscal Year Ended
	March 31, 2009	March 31, 2008
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of fiscal year	$ 997,873	545,539
Total gains or losses (realized and unrealized):
Included in earnings	75,676	452,334
Included in other comprehensive income	-	-
Purchases, sales, issuances, and settlements, net	-	-
Transfers in (out) of Level 3	-	-
Balance at the end of fiscal year	$ 1,073,549	997,873

Loss for the period included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 75,676	452,334

(14)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 who have been employed by us at least six months are eligible to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants' contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $82,355, $75,028 and $65,658, for the years ended March 31, 2009, 2008, and 2007, respectively.

(15)  Segments

At March 31, 2009, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentage allocated to the technology segment and power products segment for the fiscal year ended March 31, 2009 was 76 percent and 24 percent, respectively. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2008, and 2007 were 75 percent and 25 percent, and 61 percent and 39 percent, in each year, respectively. Intersegment sales or transfers, which were eliminated upon consolidation, were $970,277, $710,416 and $143,880 for the years ended March 31, 2009, 2008, and 2007, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $174,000, $169,562 and $184,164 for the years ended March 31, 2009, 2008, and 2007, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2009:

		Power
	Technology	Products	Total

Revenue	$ 5,455,934	3,272,377	8,728,311
Interest income	$ 194,384	4,563	198,947
Interest expense	$ -	(33,387)	(33,387)
Depreciation and amortization	$ (312,154)	(234,689)	(546,843)
Impairment of long-lived assets	$ -	-	-
Impairment of inventories	$ (28,546)	(13,067)	(41,613)
Impairment of investment	$ (89,369)	-	(89,369)
Segment loss	$ (4,123,174)	(278,845)	(4,402,019)
Total assets	$ 8,840,077	3,582,755	12,422,832
Expenditures for long-lived segment assets	$ (579,932)	(7,110)	(587,042)

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2008:

		Power
	Technology	Products	Total

Revenue	$ 4,391,213	3,117,109	7,508,322
Interest income	$ 454,466	8,782	463,248
Interest expense	$ -	(40,652)	(40,652)
Depreciation and amortization	$ (223,815)	(213,984)	(437,799)
Impairment of long-lived assets	$ (820)	(10,335)	(11,155)
Impairment of inventories	$ -	-	-
Impairment of investment	$ -	-	-
Segment loss	$ (3,874,639)	(711,466)	(4,586,105)
Total assets	$ 12,511,384	3,891,162	16,402,546
Expenditures for long-lived segment assets	$ (610,303)	(243,917)	(854,220)

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2007:

		Power
	Technology	Products	Total

Revenue	$ 4,026,255	2,626,939	6,653,194
Interest income	$ 439,460	6,118	445,578
Interest expense	$ -	(47,422)	(47,422)
Depreciation and amortization	$ (244,401)	(169,921)	(414,322)
Impairment of long-lived assets	$ -	(889)	(889)
Impairment of inventories	$ -	-	-
Impairment of investment	$ -	-	-
Segment loss	$ (2,870,307)	(561,050)	(3,431,357)
Total assets	$ 10,168,939	3,843,668	14,012,607
Expenditures for long-lived segment assets	$ (162,690)	(241,091)	(403,781)

(16)  Commitments and Contingencies

Employment Agreements

The Company has entered into Employment Agreements with Messrs. Rankin, French, Burton and Lutz pursuant to which each has agreed to serve in his present capacity for a five year term expiring on August 22, 2012. Pursuant to the Employment Agreements, Messrs. Rankin, French, Burton and Lutz shall receive an annual base salary of $327,000, $217,000, $195,000 and $177,000, respectively. Each executive also receives the use of an automobile and may receive bonuses, stock awards and stock options.

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

The aggregate future base salary payable to these four executive officers under the Employment Agreements over their remaining forty-one month term is $3,129,667. In addition, the Company has recorded a liability of $1,073,549 representing the potential future compensation payable to Messrs. Rankin, French, Burton and Lutz under the retirement and voluntary termination provisions of their Employment Agreements.

Lease Commitments

At March 31, 2009 there were no operating leases with initial non-cancelable terms in excess of one year.

Rental expense, after deducting sublease payments of zero, zero and $185,500 for the years ended March 31, 2009, 2008 and 2007, respectively, was $59,648, $59,400 and $66,644.

Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 Bankruptcy petition with the U.S. Bankruptcy Court. As a result of the bankruptcy filing, efforts to collect on the arbitration award are stayed. At this time, whether, to what extent, and when, we will be able to recover any of the amounts that Phoenix owes is uncertain.

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

(17)  Interim Financial Data (Unaudited)
	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2009
Sales	$ 1,793,355	2,277,331	2,873,595	1,784,030
Gross profit	$ 194,260	415,114	863,560	292,710
Net loss	$ (999,715)	(1,538,111)	(764,101)	(1,100,092)

Net loss per common share basic and diluted:	$(0.04)	(0.06)	(0.03)	(0.04)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2008
Sales	$ 1,454,452	1,990,591	1,714,858	2,348,421
Gross profit	$ 28,903	363,902	273,570	410,488
Net loss	$ (1,128,751)	(1,139,894)	(1,306,996)	(1,010,464)

Net loss per common share basic and diluted:	$(0.05)	(0.04)	(0.05)	(0.04)

	Quarters Ended
	June 30	June 30	June 30	June 30

Fiscal year 2007
Sales	$ 1,301,332	1,614,218	1,726,526	2,011,118
Gross profit	$ 122,131	121,840	153,186	266,144
Net loss	$ (762,796)	(879,570)	(824,019)	(964,972)

Net loss per common share basic and diluted:	$(0.03)	(0.04)	(0.03)	(0.04)

(18)  Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance at End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2009
Not deducted from asset accounts:
Accrued warranty cost	$ 117,645	121,776	-	154,976 (A)	84,445

Year ended March 31, 2008
Not deducted from asset accounts:
Accrued warranty cost	$ 74,850	98,434	-	55,639 (A)	117,645

Year ended March 31, 2007
Not deducted from asset accounts:
Accrued warranty cost	$ 39,480	85,955	-	50,585 (A)	74,850

Note (A) Represents actual warranty payments for units returned under warranty.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
TOC

None.
ITEM 9A.	CONTROLS AND PROCEDURES
TOC

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2009, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

May 20, 2009

/s/ WILLIAM G. RANKIN	/s/ DONALD A. FRENCH
William G. Rankin	Donald A. French
Chairman of the Board, President	Treasurer, Secretary and
and Chief Executive Officer	Chief Financial Officer

ITEM 9B.	OTHER INFORMATION
TOC

On May 20, 2009, the Board of Directors of the Company elected Donald A. French to the Board of Directors. Mr. French will continue serving as the Company's Treasurer, Secretary and Chief Financial Officer, positions he has held since 1987. Mr. French will not receive any additional compensation for serving as a director of the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
TOC

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 11, 2009.

ITEM 11.	EXECUTIVE COMPENSATION
TOC

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2009" and "Aggregate Option Exercises During Fiscal Year 2009 and Option Values at the End of Fiscal Year 2009 in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 11, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
TOC

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 11, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
TOC

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 11, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
TOC

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held August 11, 2009.

PART IV

 TOC

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
TOC
(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2009 and March 31, 2008.

Consolidated Statements of Operations for the Years Ended March 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended March 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 18 to the Consolidated Financial Statements above.

	3.	Reports on Form 8-K

Report regarding amendments to the employment agreements of Messrs. Rankin, French, Burton and Lutz filed July 25, 2008

Report regarding arbitration award against Phoenix MC, Inc. filed February 25, 2009

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

10.4		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.5		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.6		Form of Incentive Stock Option Agreement. Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.7		Form of Non-Qualified Stock Option Agreement. Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.8		Form of Restricted Stock Agreement. Reference is made to Exhibit 10.8 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.9		Employment Agreement with William G. Rankin dated May 5, 2008. Reference is made to Exhibit 10.9 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.10		Employment Agreement with Donald A. French dated May 5, 2008. Reference is made to Exhibit 10.10 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.11

Employment Agreement with Ronald M. Burton dated September 17, 2007. Reference is made to Exhibit 10.11 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.12		Employment Agreement with Jon Lutz dated September 17, 2007. Reference is made to Exhibit 10.12 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.13		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

21.0		Subsidiaries of the Company. Reference is made to Exhibit 21.0 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 20th day of May, 2009.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/WILLIAM G. RANKIN
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/WILLIAM G. RANKIN William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 20, 2009
/s/DONALD A. FRENCH Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 20, 2009
/s/STEPHEN J. ROY Stephen J. Roy	Director	May 20, 2009
/s/JEROME H. GRANRUD Jerome H. Granrud	Director	May 20, 2009
/s/DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Director	May 20, 2009
/s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	May 20, 2009