Form 10-Q
period 2009-06-30
UQM TECHNOLOGIES INC
filed 2009-07-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 27, 2009 was 26,998,608.

TABLE OF CONTENTS

Part I	Financial Information

	Item 1	Financial Statements (unaudited)

Consolidated balance sheets as of June 30, 2009 and March 31, 2009

Consolidated statements of operations for the quarters ended June 30, 2009 and 2008

Consolidated statements of cash flows for the quarters ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

	Item 4	Controls and Procedures

Part II	Other Information

	Item 1	Legal Proceedings

	Item 1A	Risk Factors

	Item 6	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$ 2,282,425	2,501,999
Short-term investments	2,195,151	3,291,667
Accounts receivable	1,782,011	917,099
Costs and estimated earnings in excess of billings on
uncompleted contracts	401,966	643,098
Inventories	1,037,828	1,307,171
Prepaid expenses and other current assets	213,544	117,768

Total current assets	7,912,925	8,778,802

Property and equipment, at cost:
Land	181,580	181,580
Building	2,464,213	2,464,213
Machinery and equipment	4,067,204	4,040,406
	6,712,997	6,686,199
Less accumulated depreciation	(3,683,784)	(3,556,796)

Net property and equipment	3,029,213	3,129,403

Patent and trademark costs, net of accumulated
amortization of $747,645 and $733,594	425,325	438,184

Other assets	84,812	76,443

Total assets	$ 11,452,275	12,422,832

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	June 30, 2009	March 31, 2009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 333,769	651,129
Other current liabilities	495,898	600,672
Current portion of long-term debt	389,283	416,923
Short-term deferred compensation under executive employment
agreements	402,354	397,834
Billings in excess of costs and estimated earnings on
uncompleted contracts	51,591	71,367

Total current liabilities	1,672,895	2,137,925

Long-term deferred compensation under executive employment
agreements	680,601	675,715
	680,601	675,715

Total liabilities	2,353,496	2,813,640

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 26,756,932 and 26,727,694 shares
issued and outstanding	267,569	267,277
Additional paid-in capital	78,885,565	78,767,154
Accumulated deficit	(70,054,355)	(69,425,239)

Total stockholders' equity	9,098,779	9,609,192

Total liabilities and stockholders' equity	$ 11,452,275	12,422,832

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Quarter Ended June 30,
	2009	2008
Revenue:
Contract services	$ 412,882	603,484
Product sales	1,716,437	1,189,871
	2,129,319	1,793,355

Operating costs and expenses:
Costs of contract services	296,505	535,660
Costs of product sales	1,228,653	1,063,435
Research and development	186,146	102,498
Production engineering	426,435	407,848
Selling, general and administrative	639,778	760,324
	2,777,517	2,869,765

Loss before other income (expense)	(648,198)	(1,076,410)

Other income (expense):
Interest income	15,285	84,278
Interest expense	(7,203)	(9,116)
Other	11,000	1,533
	19,082	76,695

Net loss	$ (629,116)	(999,715)

Net loss per common share - basic and diluted	$ (0.02)	(0.04)

Weighted average number of shares of common stock
outstanding -basic and diluted	26,753,076	26,526,737

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Quarter Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (629,116)	(999,715)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	141,039	113,667
Non-cash equity based compensation	83,910	173,773
Impairment of inventory	3,620	11,763
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(623,780)	359,443
Inventories	265,723	(181,689)
Prepaid expenses and other current assets	(95,776)	(135,886)
Accounts payable and other current liabilities	(422,134)	369,347
Billings in excess of costs and estimated earnings on
uncompleted contracts	(19,776)	52,384
Deferred compensation under executive
employment agreements	9,406	7,887
Net cash used in operating activities	(1,286,884)	(229,026)

Cash flows from investing activities:
Maturities of short-term investments	1,096,516	1,162,023
Increase in other long-term assets	(374)	(574)
Prepayments on property and equipment	(7,995)	(105,855)
Acquisition of property and equipment	(26,798)	(113,322)
Increase in patent and trademark costs	(1,192)	(1,085)
Net cash provided by investing activities	1,060,157	941,187

Cash flows from financing activities:
Repayment of debt	(27,640)	(25,733)
Issuance of common stock under employee stock purchase plan	34,793	-
Net cash provided by (used in) financing activities	7,153	(25,733)

Increase (decrease) in cash and cash equivalents	(219,574)	686,428
Cash and cash equivalents at beginning of quarter	2,501,999	3,176,084
Cash and cash equivalents at end of quarter	$ 2,282,425	3,862,512

Supplemental cash flow information:
Interest paid in cash during the quarter	$ 7,294	9,202

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2009.

(2)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS No. 157 related to financial instruments on April 1, 2008, and the provisions related to nonfinancial assets and liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). These standards goals are to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141(R) and SFAS 160 are effective for our fiscal year beginning April 1, 2009. We have adopted these standards for future acquisitions.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 115-2 and Statement of Financial Accounting Standards (SFAS) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/SFAS No. 124-2"). FSP 115-2/SFAS No. 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Additionally, FSP 115-2/SFAS No. 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and Accounting Principals Board (APB) Opinion 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the first quarter of fiscal year 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of SFAS 162 ("SFAS 168"). SFAS 168 replaces SFAS 162 and establishes the FASB Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conforming with GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim or annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

(3)	Stock-Based Compensation

Stock Option Plans

As of June 30, 2009, we had 805,966 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Equity Incentive Plan"). Under the Equity Incentive Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period except for options granted to Messrs. Rankin and French which vest immediately. The maximum number of options that may be granted to any eligible employee under the Equity Incentive Plan in any calendar year is 500,000 options. Forfeitures under the Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Equity Incentive Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were no options to purchase shares of common stock granted under the Equity Incentive Plan during the quarters ended June 30, 2009 and 2008. Prior to the adoption of the Equity Incentive Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2009, we had 204,304 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were no options to purchase shares of common stock granted under the Directors Plan during the quarters ended June 30, 2009 and 2008. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At June 30, 2009 we had 38,731 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters ended June 30, 2009 and 2008, we issued 29,238 and zero shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2009 and 2008 was $34,793 and zero, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At June 30, 2009 there were 6,794 shares of common stock available future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the Stock Plan during the quarters ended June 30, 2009 and 2008.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters ended June 30, 2009 and 2008 and the classification of these expenses:

	Quarter Ended June 30,
	2009	2008
Cost of contract services	$ 19,574	30,857
Cost of product sales	20,367	18,425
Research and development	10,986	6,914
Production engineering	28,063	31,597
Selling, general and administrative	4,920	85,980
	$ 83,910	173,773

In accordance with Statement of Financial Accounting Standards No.123(R), Share-Based Payment ("SFAS No. 123(R)"), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters ended June 30, 2009 and 2008 were insignificant.

All shares granted under the Director's Plan are vested.

A summary of the status of non-vested shares under the Equity Incentive Plan as of June 30, 2009 and 2008 and changes during the quarters ended June 30, 2009 and 2008 are presented below:

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	283,454	$ 1.40	337,888	$ 1.85
Granted	-	$ -	-	$ -
Vested	-	$ -	(10,000)	$ 2.10
Forfeited	-	$ -	(2,000)	$ 1.61
Non-vested at June 30	283,454	$ 1.40	325,888	$ 1.84

As of June 30, 2009, there was $218,308 of total unrecognized compensation costs related to stock options granted under the Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 19 months. The total fair value of stock options that vested during the quarters ended June 30, 2009 and 2008 was zero and $21,000, respectively.

There were zero employee stock option grants during the quarters ended June 30, 2009, and 2008.

A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2009 and 2008 and changes during the quarters ended June 30, 2009 and 2008 are presented below:

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	225,870	$ 3.08	283,480	$ 3.34

As of June 30, 2009, there was $157,037 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 20 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter ended June 30, 2009 and 2008, was zero.

Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.

Additional information with respect to stock option activity during the quarter ended June 30, 2009 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$341,705

Exercisable at June 30, 2009	2,457,361	$ 3.78	4.2 years	$268,820

Vested and expected to vest at June 30, 2009	2,726,859	$ 3.67	4.4 years	$337,062

Additional information with respect to stock option activity during the quarter ended June 30, 2008 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	2,543,306	$ 3.94	5.2 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57

Outstanding at June 30, 2008	2,541,306	$ 3.94	5.0 years	$ 3,060

Exercisable at June 30, 2008	2,215,418	$ 3.99	4.6 years	$ -

Vested and expected to vest at June 30, 2008	2,523,020	$ 3.94	5.0 years	$ 2,128

Additional information with respect to stock option activity during the quarter ended June 30, 2009 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096

Exercisable at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096

Vested and expected to vest at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096

Additional information with respect to stock option activity during the quarter ended June 30, 2008 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2008	131,644	$ 3.33	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736

Exercisable at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736

Vested and expected to vest at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736

We did not receive any cash proceeds upon the exercise of stock options for the quarter ended June 30, 2009 and 2008 respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(4)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments and we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with a maturity of greater than three months and less than one year from the balance sheet date are classified as short-term.

The amortized cost and unrealized gain or loss of our investments at June 30, 2009 and March 31, 2009 were:

	June 30, 2009		March 31, 2009
	Amortized		Amortized
	Cost	Gain (Loss)	Cost	Gain (Loss)
Short-term Investments:
U.S. government and government agency securities	$ 1,057,630	(2,215)	2,055,176	2,755
Commercial paper, corporate and foreign bonds	135,524	(460)	137,418	(3,454)
Certificates of deposit	1,001,997	-	1,099,073	-
	2,195,151	(2,675)	3,291,667	(699)
Long-term Investments:
Certificate of deposit	57,412	-	57,038	-
	$ 2,252,563	(2,675)	3,348,705	(699)

The time to maturity of held-to-maturity securities were:

	June 30, 2009	March 31, 2009

Three to six months	$ -	-
Six months to one year	2,195,151	3,291,667
Over one year	57,412	57,038
	$ 2,252,563	3,348,705

(5)

At June 30, 2009 and March 31, 2009, the estimated period to complete contracts in process ranged from one to nine months and one to six months, respectively. We expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2009	March 31, 2009

Costs incurred on uncompleted contracts	$ 3,817,692	4,414,886
Estimated earnings	37,551	194,861
	3,855,243	4,609,747
Less billings to date	(3,504,868)	(4,038,016)
	$ 350,375	571,731

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 401,966	643,098
Billings in excess of costs and estimated earnings on
uncompleted contracts	(51,591)	(71,367)
	$ 350,375	571,731

(6)	Inventories at June 30, 2009 and March 31, 2009 consist of:

	June 30, 2009	March 31, 2009

Raw materials	$ 792,765	794,663
Work-in-process	209,664	419,270
Finished products	35,399	93,238
	$ 1,037,828	1,307,171

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the quarters ended June 30, 2009 and 2008, we impaired obsolete inventory with a carrying value of $3,620 and $11,763, respectively.

(7)	Other current liabilities at June 30, 2009 and March 31, 2009 consist of:

	June 30, 2009	March 31, 2009

Accrued payroll and employee benefits	$ 156,056	165,221
Accrued personal property and real estate taxes	50,902	82,396
Accrued warranty costs	119,158	84,445
Unearned revenue	13,575	149,355
Accrued royalties	73,654	73,773
Other	82,553	45,482
	$ 495,898	600,672

(8)	Stockholders' Equity

Changes in the components of stockholders' equity during the quarter ended June 30, 2009 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2009	26,727,694	$ 267,277	78,767,154	(69,425,239)	9,609,192

Issuance of common stock under
employee stock purchase plan	29,238	292	34,501	-	34,793
Compensation expense from
employee and director stock
option and common stock grants	-	-	83,910	-	83,910
Net loss	-	-	-	(629,116)	(629,116)
Balances at June 30, 2009	26,756,932	$ 267,569	78,885,565	(70,054,355)	9,098,779

(9)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Lippert Components, Inc. totaled $55,458 and $292,658, for the quarters ended June 30, 2009 and 2008, respectively, which was 3 percent and 16 percent of total revenue, respectively.

Trade accounts receivable from Lippert Components, Inc. were 2 percent and nil of total accounts receivable as of June 30, 2009 and March 31, 2009, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $310,532 and $349,066 as of June 30, 2009 and March 31, 2009, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $540,271 and $561,444 for the quarters ended June 30, 2009 and 2008, respectively, which was 25 percent and 31 percent of total revenue, respectively. Accounts receivable from government-funded contracts represented 23 percent and 6 percent of total accounts receivable as of June 30, 2009 and March 31, 2009, respectively.

(10)	Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of June 30, 2009, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(11)	Loss Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2009 and 2008, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 225,870 and 283,480 were being held by the Company. For the quarters ended June 30, 2009 and 2008, zero shares were potentially includable in the calculation of diluted loss per share under the treasury stock method. At June 30, 2009 and 2008, options to purchase 2,980,659 and 2,689,972 shares of common stock, respectively, and warrants to purchase zero, and 85,267 shares of common stock, respectively, were outstanding. For the quarters ended June 30, 2009 and 2008, respectively, options and warrants for 2,950,790 and 2,745,273 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 5,035 and 1,210 shares of common stock for the quarters ended June 30, 2009 and 2008, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(12)	Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,082,955	-	-	1,082,955

Note(1)	$402,354 included in current liabilities and $680,601 included in long term liabilities on our consolidated balance sheet as of June 30, 2009.

Liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,073,549	-	-	1,073,549

Note(1)	$397,834 included in current liabilities and $675,715 included in long term liabilities on our consolidated balance sheet as of March 31, 2009.

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements (see also note 14). The value of the Level 3 liability in the foregoing table was determined under the income approach, using inputs that are both unobservable and significant to the value of the obligation including changes in the company's credit worthiness and changes in interest rates.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using
Significant
Unobservable Inputs
(Level 3) for the
Quarter Ended
June 30, 2009
Deferred Compensation
On Executive
Employment Agreements
Balance as of March 31, 2009	$ 1,073,549
Total gains or losses (realized and unrealized):
Included in earnings	9,406
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements, net	-
Transfers in (out) of Level 3	-
Balance as of June 30, 2009	1,082,955

Loss for the period included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 9,406

(13)	Segments

At June 30, 2009, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentages allocated to the technology segment and power products segment were 82 percent and 18 percent for the quarter ended June 30, 2009, and were 76 percent and 24 percent for the quarter ended June 30, 2008, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $4,467 and $45,190, for the quarters ended June 30, 2009 and 2008, respectively.

The technology segment leases office, production and laboratory space in a building owned by the Power Products Segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $45,900 and $43,500, for the quarters ended June 30, 2009 and 2008, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended June 30, 2009:

		Power
	Technology	Products	Total
Revenue	$1,608,387	520,932	2,129,319
Interest income	$14,571	714	15,285
Interest expense	$-	(7,203)	(7,203)
Depreciation and amortization	$(88,166)	(52,873)	(141,039)
Impairment of inventories	$(3,620)	-	(3,620)
Segment loss	$(551,698)	(77,418)	(629,116)
Total assets	$8,170,182	3,282,093	11,452,275
Expenditures for long-lived segment assets	$(35,985)	-	(35,985)

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended June 30, 2008:

		Power
	Technology	Products	Total
Revenue	$1,071,869	721,486	1,793,355
Interest income	$82,686	1,592	84,278
Interest expense	$-	(9,116)	(9,116)
Depreciation and amortization	$(58,334)	(55,333)	(113,667)
Impairment of inventories	$(11,763)	-	(11,763)
Segment loss	$(922,581)	(77,134)	(999,715)
Total assets	$12,258,070	3,722,419	15,980,489
Expenditures for long-lived segment assets	$(220,262)	-	(220,262)

(14)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining thirty-eight month term is $2,900,667. In addition, we have recorded a liability of $1,082,955 and $1,073,549 at June 30, 2009 and March 31, 2009, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

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

During the first quarter ended June 30, 2009 we continued to experience the strong demand we have seen over the last several quarters for our electric propulsion systems and related products due to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market. In May, 2009 we reported that we had delivered electric propulsion systems and/or generators during the fiscal year ended March 31, 2009 to six international automobile manufacturers, one of which has publicly announced their plan to introduce at least one all-electric or hybrid electric automobile by 2010. We are also supplying electric propulsion systems and/or generators to an additional eight entrepreneurial automobile developers, some of which have publicly announced plans to begin delivering limited quantities of automobiles to consumers in calendar 2009. In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, Peterbilt Motors Company and Freightliner Trucks.

In July 2009, we completed a Supply Agreement with Coda Automotive to supply UQM® PowerPhase® electric propulsion systems to Coda Automotive's production partner, Harbin HaFei Automobile Industry Group Co. Ltd. ("HaFei"), Harbin, China, for a period of ten years. Initial shipments under the agreement are expected to begin later this year and ramp up prior to scheduled deliveries of the company's affordable, full performance all-electric Coda Sedan in the California market in mid 2010. Hafei is one of the premier production companies in China for automobiles and automobile engines with over 575,000 square meters of production facilities, 11,000 employees and an annual production capacity of 400,000 automobiles and 550,000 automobile engines. We expect to incur material production engineering cost and to expend substantial amounts for the purchase of manufacturing equipment and tooling over the next several quarters in advance of the launch of volume production activities early next calendar year. Similarly, we expect our product sales revenue to increase substantially following the commencement of high volume product deliveries under the terms of the contract in calendar 2010. In anticipation of expanded working capital requirements associated with execution of the Coda Automotive program, which may exceed our currently available cash resources, we may raise additional capital in future periods. Accordingly, we have filed a shelf registration statement with the U.S. Securities and Exchange Commission for the sale of up to 15 million shares of our common stock.

We believe demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

Product sales revenue for the fiscal first quarter ended June 30, 2009 rose 44 percent to $1,716,437 versus $1,189,871 for the comparable quarter last fiscal year, reflecting increased shipments of propulsion motors and controllers.

Revenue from funded engineering activities for the quarter ended June 30, 2009 declined 32 percent to $412,882 versus $603,484 for the quarter ended June 30, 2008, primarily due to the shifting of engineering resources to support low volume production and internally-funded research and development activities.

Gross profit margins on product sales for the quarter ended June 30, 2009 improved to 28 percent versus 11 percent for the comparable quarter last fiscal year resulting in over a three-fold increase in gross profit contribution dollars to $487,784 versus $126,436, respectively.

Internally-funded research and development expenditures rose 82 percent to $186,146 for the quarter ended June 30, 2009 versus $102,498 for the comparable quarter last fiscal year reflecting cost-sharing on government research programs and on-going software research activities.

Net loss for the quarter ended June 30, 2009 declined 37 percent to $629,116, or $0.02 per common share on total revenue of $2,129,319, versus a net loss of $999,715 or $0.04 per common share on total revenue of $1,793,355 for the comparable quarter last year. The reduction in net loss is primarily attributable to higher levels of revenue and expanded gross profit margins on product sales.

Our liquidity for the quarter was sufficient to meet our operating requirements. At June 30, 2009 we had cash and short-term investments totaling $4,477,576. Net cash used in operating activities and capital expenditures for property and equipment for the quarter ended June 30, 2009 were $1,286,884 and $34,793, respectively.

As discussed above, the launch of volume production for Coda Automotive and the expected continued expansion in demand for our products may require us to invest a substantially greater amount of financial and human resources for the remainder of fiscal 2010 and beyond. Accordingly, we may further increase the size of our production engineering group, may likely increase the level of capital expenditures for manufacturing equipment and tooling, and potentially expand our manufacturing facility in Frederick, Colorado. We believe these investments are necessary to support our strategy of aggressively introducing automotive certified products to satisfy our customers' requirements as these new market opportunities emerge and expand.

As the markets for these advanced vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. Should these expectations be realized, our existing cash and short-term investments may not be adequate to fund our anticipated growth and, as a result, we may need to raise additional capital to fund the anticipated growth in our business.

Financial Condition

Cash and cash equivalents and short-term investments at June 30, 2009 were $4,477,576 and working capital (the excess of current assets over current liabilities) was $6,240,030 compared with $5,793,666 and $6,640,877, respectively, at March 31, 2009. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of accounts receivable, prepaid and other current assets, partially offset by lower levels of inventories.

Accounts receivable increased $864,912 to $1,782,011 at June 30, 2009 from $917,099 at March 31, 2009. The increase is primarily attributable to increased production billings versus the fourth quarter last fiscal year. Substantially all of our customers are large well-established companies of high credit quality. Although we have not established an allowance for bad debts at June 30, 2009 and no allowance for bad debts was deemed necessary at March 31, 2009, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

Costs and estimated earnings on uncompleted contracts decreased $241,132 to $401,966 at June 30, 2009 versus $643,098 at March 31, 2009. The decrease is due to more favorable billing terms on certain contracts in process at June 30, 2009 versus March 31, 2009. Estimated earnings on contracts in process decreased to $37,551 or 1.0 percent of contracts in process of $3,855,243 at June 30, 2009 compared to estimated earnings on contracts in process of $194,861 or 4.2 percent of contracts in process of $4,609,747 at March 31, 2009. The decrease is attributable to lower expected margin on certain contracts in process at June 30, 2009.

Inventories decreased $269,343 to $1,037,828 at June 30, 2009 principally due to lower levels of work-in-process and finished goods inventories. Raw materials, work-in-process and finished goods inventory decreased $1,898, $209,606, and $57,839, respectively, reflecting higher product shipment levels during the quarter.

Prepaid expenses and other current assets increased to $213,544 at June 30, 2009 from $117,768 at March 31, 2009 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $34,793 for the acquisition of property and equipment during the quarter ended June 30, 2009 compared to $219,177 during the comparable quarter last fiscal year. The decrease in capital expenditures is primarily due to decreased purchases of manufacturing equipment during the current quarter versus the quarter ended June 30, 2008. As described above, we expect to increase the level of our capital expenditures substantially over the next twelve months as a result of the supply agreement with Coda Automotive.

Patent and trademark costs decreased $12,859 to $425,325 at June 30, 2009 versus $438,184 at March 31, 2009 primarily due to the systematic amortization of patent issuance costs.

Accounts payable decreased $317,360 to $333,769 at June 30, 2009 from $651,129 at March 31, 2009, primarily due to improved payment processing during the quarter.

Other current liabilities decreased $104,774 to $495,898 at June 30, 2009 from $600,672 at March 31, 2009. The decrease is primarily attributable to lower levels of customer prepayments at June 30, 2009.

Current portion of long-term debt decreased $27,640 to $389,283 at June 30, 2009 from $416,923 at March 31, 2009 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility. We expect to extend the term of this mortgage debt prior to its maturity in November of 2009, however, we cannot assure you that an extension will be completed.

Short-term deferred compensation under executive employment agreements increased $4,520 to $402,354 at June 30, 2009 from $397,834 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $19,776 to $51,591 at June 30, 2009 from $71,367 at March 31, 2009 reflecting decreased billings on certain engineering contracts in process at June 30, 2009 in advance of the performance of the associated work versus March 31, 2009.

Long-term deferred compensation under executive employment agreements increased $4,886 to $680,601 at June 30, 2009 from $675,715 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $267,569 and $78,885,565, respectively, at June 30, 2009 compared to $267,277 and $78,767,154 at March 31, 2009. The increase in additional paid-in capital was primarily attributable to non-cash share based payments and share issuances under our employee stock purchase plan.

Results of Operations

Quarter Ended June 30, 2009

Operations for the first quarter ended June 30, 2009, resulted in a net loss of $629,116, or $0.02 per common share, compared to a net loss of $999,715, or $0.04 per common share for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of product sales revenue and expanded gross profit margins on product sales.

Revenue from contract services decreased $190,602, or 32 percent, to $412,882 at June 30, 2009 versus $603,484 for the comparable quarter last year. The decrease is primarily due to the shifting of engineering resources to support low volume production and internally-funded research and development activities.

Product sales for the first quarter increased $526,566 or 44 percent to $1,716,437, compared to $1,189,871 for the comparable period last year. Power products segment revenue for the quarter ended June 30, 2009 decreased to $520,932 from $721,486 for the comparable quarter last fiscal year due to decreased shipments of DC-to-DC converters and vehicle auxiliary motors. Technology segment product revenue for the quarter ended June 30, 2009 increased 155 percent to $1,195,505, compared to $468,385 for the quarter ended June 30, 2008 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended June 30, 2009 increased to 28.4 percent compared to 10.8 percent for the quarter ended June 30, 2008. Gross profit on contract services was 28.2 percent during the first quarter this fiscal year compared to 11.2 percent or the quarter ended June 30, 2008. The improvement is primarily due to lower project material content during the current quarter versus the comparable quarter last fiscal year. Gross profit margin on product sales for the first quarter this year rose to 28.4 percent compared to 10.6 percent for the first quarter last year. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the current quarter versus the comparable quarter last year.

Research and development expenditures for the quarter ended June 30, 2009 increased to $186,146 compared to $102,498 for the quarter ended June 30, 2008 reflecting cost-sharing on government research programs and on-going software research activities.

Production engineering costs were $426,435 for the first quarter versus $407,848 for the first quarter last fiscal year. The increase is attributable to higher sample costs and the addition of engineering resources to our production engineering group.

Selling, general and administrative expense for the quarter ended June 30, 2009 was $639,778 compared to $760,324 for the same quarter last year. The decrease is attributable to lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year.

Interest income decreased to $15,285 for the quarter ended June 30, 2009 versus $84,278 for the same period last fiscal year. The decrease is attributable to lower yields, and lower levels of invested cash balances.

Interest expense decreased to $7,203 for the quarter ended June 30, 2009 compared to $9,116 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2009 were adequate to meet operating needs. At June 30, 2009, we had working capital (the excess of current assets over current liabilities) of $6,240,030 compared to $6,640,877 at March 31, 2009.

For the quarter ended June 30, 2009, net cash used in operating activities was $1,286,884 compared to net cash used in operating activities of $229,026 for the quarter ended June 30, 2008. The increase in cash used for the quarter ended June 30, 2009 is primarily attributable to higher levels of accounts receivable, decreased levels of accounts payable and billings in excess of costs on uncompleted contracts which were partially offset by lower operating losses.

Net cash provided by investing activities for the quarter ended June 30, 2009 was $1,060,157 compared to cash provided of $941,187 for the comparable quarter last year. The change is attributable to lower levels of investments in property and equipment this quarter versus the comparable quarter last year.

Net cash provided by financing activities was $7,153 for the quarter ended June 30, 2009 versus cash used in financing activities of $25,733 for the same period last fiscal year. The increase is primarily attributable to the issuance of common stock under our Employee Stock Purchase Plan this fiscal year.

We expect to continue to invest substantially greater financial and human resources for the remainder of fiscal 2010 and beyond on the commercialization of our products in emerging markets, including a potentially significant increase in the amount of capital expenditures for equipment, tooling and facilities. In anticipation of expanded working capital and capital expenditure requirements associated with execution of the Coda Automotive program, which may exceed our currently available cash resources, we may raise additional capital in future periods. Accordingly, we have filed a shelf registration statement with the U.S. Securities and Exchange Commission for the sale of up to 15 million shares of our common stock.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any, and proceeds from the sale of common stock, if any. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond this fiscal year without the issuance of equity securities. In the event financing or equity capital to fund our expected growth is not available on terms acceptable to us, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2009:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations(2)	$ 389,283	389,283	-	-	-
Interest on long-term debt obligations	11,020	11,020	-	-	-
Purchase obligations	528,788	528,788	-	-	-
Executive employment agreements (1)	1,082,955	402,354	654,000	-	26,601
Total	$ 2,012,046	1,331,445	654,000	-	26,601

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.
(2)	Represents a balloon payment on a facility mortgage which we expect to refinance.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2009 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories and the fair value of financial and long-lived assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at June 30, 2009 and March 31, 2009 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2009 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. We adopted the provisions of SFAS No. 157 related to financial instruments on April 1, 2008, and the provisions related to nonfinancial assets and liabilities on April 1, 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). These standards goals are to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141(R) and SFAS 160 are effective for our fiscal year beginning April 1, 2009. We have adopted these standards for future acquisitions.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 115-2 and Statement of Financial Accounting Standards (SFAS) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/SFAS No. 124-2"). FSP 115-2/SFAS No. 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Additionally, FSP 115-2/SFAS No. 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and Accounting Principals Board (APB) Opinion 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the first quarter of fiscal year 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of SFAS 162 ("SFAS 168"). SFAS 168 replaces SFAS 162 and establishes the FASB Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conforming with GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim or annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

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

As of June 30, 2009, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Risk Factors

You should carefully consider the risks described below before making an investment decision.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

This prospectus and the documents incorporated by reference also contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this prospectus.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2009	2008	2007

Net loss	$ 4,402,019	$ 4,586,105	$ 3,431,357

We have had accumulated deficits as follows:
June 30, 2009	$ 70,054,355

March 31, 2009	$ 69,425,239

March 31, 2008	$ 65,023,220

In the future we plan to make additional investments in product development and commercialization, which is likely to cause us to remain unprofitable.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter ended June 30, 2009 was $629,116 versus a net loss for the comparable quarter last fiscal year of $999,715. At June 30, 2009, our cash and short-term investments totaled $4,477,576. Our net loss for the fiscal year ended March 31, 2009 was $4,402,019 versus a net loss for the fiscal year ended March 31, 2008 of $4,586,105. We expect our losses to continue for at least the next few years, and our operations could consume some or all of our cash balances. We are not certain that our existing cash resources will be sufficient to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding, which may not be available on terms acceptable to us, if at all.

A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere, including in the automobile industries, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

We believe our proprietary systems are suited for a wide-range of vehicle electrification applications. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to capitalize on the anticipated expansion in demand for products related to this market area. However, our experience in this market area is limited. Our sales in this area will depend in part on the market acceptance of and demand for our proprietary propulsion systems and related future products. We are not certain that we will be able to introduce or market our products, develop other new products or product enhancements in a timely or cost-effective manner or that our products will achieve market acceptance.

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

The unpredictability and fluctuation of our quarterly results may adversely affect the trading price of our common stock.

Our revenues and results of operations have varied in the past, and may vary in the future, from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

  the timing and size of sales of our products and services;

  loss of customers or the ability to attract new customers;

  changes in our pricing policies or the pricing policies of our competitors;

  increases in sales and marketing, product development or administration expenses;

  costs related to acquisitions of technology or businesses;

  our ability to attain and maintain quality levels for our products; and

  general economic factors.

Future or anticipated sales of our stock may impact its market price.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. The number of shares of common stock in our recently filed shelf registration statement is equal to approximately 56% of the currently outstanding shares of our common stock. We cannot predict the effect that market sales of such a large number of shares would have on the market price of our common stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated sales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

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
Date: July 30, 2009
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)