Form 10-Q
period 2009-09-30
UQM TECHNOLOGIES INC
filed 2009-11-05
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

                              (303) 682-4900

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

Yes   X    No         .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes         No          Not Applicable   X   .

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at November 3, 2009 was 35,979,994.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

 TOC

ITEM 1: FINANCIAL STATEMENTS

 TOC

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

 TOC

	September 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$ 3,555,700	2,501,999
Short-term investments	1,746,472	3,291,667
Accounts receivable	1,667,969	917,099
Costs and estimated earnings in excess of billings on
uncompleted contracts	337,337	643,098
Inventories	1,009,884	1,307,171
Prepaid expenses and other current assets	300,833	117,768

Total current assets	8,618,195	8,778,802

Property and equipment, at cost:
Land	181,580	181,580
Building	2,464,213	2,464,213
Machinery and equipment	4,146,721	4,040,406
	6,792,514	6,686,199
Less accumulated depreciation	(3,808,451)	(3,556,796)

Net property and equipment	2,984,063	3,129,403

Patent and trademark costs, net of accumulated
amortization of $761,602 and $733,594	418,032	438,184

Other assets	120,194	76,443

Total assets	$ 12,140,484	12,422,832

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	September 30, 2009	March 31, 2009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 450,718	651,129
Other current liabilities	580,493	600,672
Current portion of long-term debt	361,143	416,923
Short-term deferred compensation under executive employment
agreements	406,875	397,834
Billings in excess of costs and estimated earnings on
uncompleted contracts	106,727	71,367

Total current liabilities	1,905,956	2,137,925

Long-term deferred compensation under executive employment
agreements	685,487	675,715

Total liabilities	2,591,443	2,813,640

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 27,156,477 and 26,727,694 shares
issued and outstanding	271,565	267,277
Additional paid-in capital	79,827,868	78,767,154
Accumulated deficit	(70,550,392)	(69,425,239)

Total stockholders' equity	9,549,041	9,609,192

Total liabilities and stockholders' equity	$ 12,140,484	12,422,832

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

 TOC

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Contract services	$ 431,512	586,384	844,394	1,189,868
Product sales	1,839,030	1,690,947	3,555,467	2,880,818
	2,270,542	2,277,331	4,399,861	4,070,686

Operating costs and expenses:
Costs of contract services	285,215	541,946	581,720	1,077,606
Costs of product sales	1,167,511	1,320,271	2,396,164	2,383,706
Research and development	127,689	149,847	313,835	252,345
Production engineering	587,881	485,369	1,014,316	893,217
Selling, general and administrative	603,069	1,269,403	1,242,847	2,029,727
	2,771,365	3,766,836	5,548,882	6,636,601

Operating loss	(500,823)	(1,489,505)	(1,149,021)	(2,565,915)

Other income (expense):
Interest income	11,487	49,322	26,772	133,600
Interest expense	(6,701)	(8,559)	(13,904)	(17,675)
Impairment of investment	-	(89,369)	-	(89,369)
Other	-	-	11,000	1,533
	4,786	(48,606)	23,868	28,089

Net loss	$ (496,037)	(1,538,111)	(1,125,153)	(2,537,826)

Net loss per common share - basic and
diluted	$ (0.02)	(0.06)	(0.04)	(0.10)

Weighted average number of shares of
common stock outstanding - basic and
diluted	26,947,997	26,639,508	26,851,069	26,583,430

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

 TOC

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (1,125,153)	(2,537,826)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	286,636	239,267
Non-cash equity based compensation	153,888	740,917
Impairment of inventory	3,620	11,763
Impairment of investment	-	89,369
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(445,109)	54,445
Inventories	293,667	(492,673)
Prepaid expenses and other current assets	(183,065)	(123,887)
Accounts payable and other current liabilities	(220,590)	67,117
Deferred compensation under executive
employment agreements	18,813	50,838
Billings in excess of costs and estimated earnings on
uncompleted contracts	35,360	(3,997)
Net cash used in operating activities	(1,181,933)	(1,904,667)

Cash flows from investing activities:
Maturities of short-term investments	1,545,195	1,864,508
Increase in other long-term assets	(803)	(1,163)
Prepayments on property and equipment	(50,848)	(125,843)
Acquisition of property and equipment	(105,388)	(241,568)
Increase in patent and trademark costs	(7,856)	(1,195)
Net cash provided by investing activities	1,380,300	1,494,739

Cash flows from financing activities:
Repayment of debt	(55,780)	(51,931)
Issuance of common stock under employee stock purchase plan	59,721	24,512
Issuance of common stock upon exercise of employee options	753,137	-
Issuance of common stock upon exercise of warrants	167,751	-
Purchase of treasury stock	(69,495)	(113,195)
Net cash provided by (used in) financing activities	855,334	(140,614)

Increase (decrease) in cash and cash equivalents	1,053,701	(550,542)
Cash and cash equivalents at beginning of period	2,501,999	3,176,084
Cash and cash equivalents at end of period	$ 3,555,700	2,625,542

Supplemental cash flow information:
Interest paid in cash during the period	$ 14,088	17,938

See accompanying notes to consolidated financial statements.

 Notes to Consolidated Financial Statements

 TOC

(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission on May 21, 2009.

(2)	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on the Accounting Standards Codification™ and the hierarchy of generally accepted accounting principle. The updated accounting guidance establishes the FASB Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conforming with GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The updated accounting guidance is effective for interim or annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

(3)	Stock-Based Compensation

Stock Option Plans

As of September 30, 2009, we had 811,839 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Equity Incentive Plan"). Under the Equity Incentive Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period except for options granted to Messrs. Rankin and French which vest immediately. The maximum number of options that may be granted to any eligible employee under the Equity Incentive Plan in any calendar year is 500,000 options. Forfeitures under the Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Equity Incentive Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were zero and 381,615 and zero and 381,615 options to purchase shares of common stock granted under the Equity Incentive Plan during the quarters and six month periods ended September 30, 2009 and 2008, respectively. Prior to the adoption of the Equity Incentive Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

 In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2009, we had 204,304 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were zero and 109,302 and zero and 109,302 options to purchase shares of common stock granted under the Directors Plan during the quarters and six month periods ended September 30, 2009 and 2008, respectively. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

 We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At September 30, 2009 we had 22,001 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and six month periods ended September 30, 2009 and 2008, we issued 16,730 and 17,022 shares, and 45,968 and 17,022 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and six month periods ended September 30, 2009 and 2008 was $24,928 and $24,512, and $59,721 and $24,512, respectively.

Stock Bonus Plan

 We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At September 30, 2009 there were 6,794 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were zero and 191,348 shares and zero and 191,348 shares granted under the Stock Plan during the quarters and six month periods ended September 30, 2009 and 2008, respectively.

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

 We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2009 and 2008 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Costs of contract services	$ 20,726	28,701	40,301	59,557
Costs of product sales	16,022	26,796	36,388	45,220
Research and development	6,440	9,979	17,426	16,894
Production engineering	22,828	35,516	50,891	67,113
Selling, general and administrative	3,962	466,152	8,882	552,133
	$ 69,978	567,144	153,888	740,917

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2009 and September 30, 2008 were insignificant.

 All shares granted under the Director's Plan are vested.

 A summary of the status of non-vested shares under the Equity Incentive Plan as of September 30, 2009 and 2008 and changes during the quarters and six month periods ended September 30, 2009 and 2008 is presented below:

	Six Months Ending September 30, 2009		Six Months Ending September 30, 2008
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	283,454	$ 1.40	337,888	$ 1.85
Granted	-	$ -	-	$ -
Vested	-	$ -	(10,000)	$ 2.10
Forfeited	-	$ -	(2,000)	$ 1.61
Non-vested at June 30	283,454	$ 1.40	325,888	$ 1.84
Granted	-	$ -	381,615	$ 1.08
Vested	(128,471)	$ 1.47	(72,588)	$ 1.69
Forfeited	(5,873)	$ 1.58	(1,500)	$ 1.61
Non-vested at September 30	149,110	$ 1.35	633,415	$ 1.40

As of September 30, 2009, there was $177,893 of total unrecognized compensation costs related to stock options granted under the Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 19 months. The total fair value of stock options that vested during the quarters and six month periods ended September 30, 2009 and 2008 was $188,401 and $122,895, and $188,401 and $143,895, respectively.

 There were zero and 381,615 and zero and 381,615 employee stock option grants under the Equity Incentive Plan during the quarters and six month periods ended September 30, 2009, and 2008, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2009 and 2008 and changes during the quarters and six month periods ended September 30, 2009 and 2008 are presented below:

	Six Months Ending September 30, 2009		Six Months Ending September 30, 2008
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	191,348	$ 2.18
Vested	(45,342)	$ 3.20	(184,692)	$ 2.43
Forfeited	-	$ -	-	$ -
Non-vested at September 30	180,528	$ 3.05	290,136	$ 3.15

As of September 30, 2009, there was $133,377 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2009 is expected to be recognized over a weighted average period of 17 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarters and six month periods ended September 30, 2009 and 2008, was $145,094 and $448,802, and $145,094 and $448,802, respectively.

Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.

Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2009 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$ 341,705
Granted	-	$ -
Exercised	(254,094)	$ 2.71		$ 535,449
Forfeited	(5,873)	$ 2.66

Outstanding at September 30, 2009	2,480,848	$ 3.76	4.0 years	$ 5,803,280

Exercisable at September 30, 2009	2,331,738	$ 3.84	3.9 years	$ 5,316,673

Vested and expected to vest at September 30, 2009	2,471,918	$ 3.77	4.0 years	$ 5,773,138

Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2008 under our Equity Incentive Plan is as follows:

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

Additional information with respect to stock option activity during the quarters and six month periods ended September 30, 2009 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096
Granted	-	$ -
Exercised	(19,802)	$ 3.20		$ 13,861
Forfeited	-	$ -

Outstanding at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947

Exercisable at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947

Vested and expected to vest at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947

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

Cash received by us upon the exercise of stock options for the quarters and six month periods ended September 30, 2009 and 2008 was $671,045 and zero, and $671,045 and zero, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at September 30, 2009 and March 31, 2009 were:

	September 30, 2009		March 31, 2009
	Amortized		Amortized
	Cost	Gain (Loss)	Cost	Gain (Loss)
Short-term Investments:
U.S. government and government agency securities	$ 804,259	(71)	2,055,176	2,755
Commercial paper, corporate and foreign bonds	135,974	(1,286)	137,418	(3,454)
Certificates of deposit	806,239	-	1,099,073	-
	1,746,472	(1,357)	3,291,667	(699)
Long-term Investments:
Certificate of deposit	57,842	-	57,038	-
	$ 1,804,314	(1,357)	3,348,705	(699)

The time to maturity of held-to-maturity securities were:

	September 30, 2009	March 31, 2009

Three to six months	$ -	-
Six months to one year	1,746,472	3,291,667
Over one year	57,842	57,038
	$ 1,804,314	3,348,705

(5)

At September 30, 2009 and March 31, 2009, the estimated period to complete contracts in process ranged from one to twenty-one months and one to six months, respectively. We expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	September 30, 2009	March 31, 2009

Costs incurred on uncompleted contracts	$ 3,992,586	4,414,886
Estimated earnings	105,013	194,861
	4,097,599	4,609,747
Less billings to date	(3,866,989)	(4,038,016)
	$ 230,610	571,731

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 337,337	643,098
Billings in excess of costs and estimated earnings on
uncompleted contracts	(106,727)	(71,367)
	$ 230,610	571,731

(6)	Inventories at September 30, 2009 and March 31, 2009 consist of:

	September 30, 2009	March 31, 2009

Raw materials	$ 585,960	794,663
Work-in-process	387,618	419,270
Finished products	36,306	93,238
	$ 1,009,884	1,307,171

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the six month periods ended September 30, 2009 and 2008, we impaired obsolete inventory with a carrying value of $3,620 and $11,763, respectively.

(7)	Other current liabilities at September 30, 2009 and March 31, 2009 consist of:

	September 30, 2009	March 31, 2009

Accrued payroll and employee benefits	$ 139,604	165,221
Accrued personal property and real estate taxes	76,353	82,396
Accrued warranty costs	111,162	84,445
Unearned revenue	230,237	149,355
Accrued royalties	18,494	73,773
Other	4,643	45,482
	$ 580,493	600,672

(8)	Stockholders' Equity
Changes in the components of stockholders' equity during the quarter and six month period ended September 30, 2009 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2009	26,727,694	$ 267,277	78,767,154	(69,425,239)	9,609,192

Issuance of common stock under
employee stock purchase plan	29,238	292	34,501	-	34,793
Compensation expense from
employee and director stock
option and common stock grants	-	-	83,910	-	83,910
Net loss	-	-	-	(629,116)	(629,116)
Balances at June 30, 2009	26,756,932	$ 267,569	78,885,565	(70,054,355)	9,098,779

Issuance of common stock under
stock bonus plan	62,676	628	(628)	-	-
Issuance of common stock under
employee stock purchase plan	16,730	167	24,761	-	24,928
Purchase of treasury stock	(18,777)	(188)	(69,307)	-	(69,495)
Issuance of common stock upon
exercise of warrants	65,020	650	167,101	-	167,751
Issuance of common stock upon
exercise of employee options	273,896	2,739	750,398	-	753,137
Compensation expense from
employee and director stock
option and common stock grants	-	-	69,978	-	69,978
Net loss	-	-	-	(496,037)	(496,037)
Balances at September 30, 2009	27,156,477	$ 271,565	79,827,868	(70,550,392)	9,549,041

(9)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Lippert Components, Inc. totaled $192,716 and $250,056, and $248,174 and $542,714, for the quarters and six month periods ended September 30, 2009 and 2008, respectively, which was 9 percent and 11 percent, and 6 percent and 13 percent, of total revenue, respectively.

 Trade accounts receivable from Lippert Components, Inc. were 5 percent and nil of total accounts receivable as of September 30, 2009 and March 31, 2009, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $190,989 and $349,066 as of September 30, 2009 and March 31, 2009, respectively.

 Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $915,596 and $411,060 and $1,176,258 and $972,504 for the quarters and six month periods ended September 30, 2009 and 2008, respectively, which was 40 percent and 18 percent, and 27 percent and 24 percent, of total revenue, respectively. Accounts receivable from government-funded contracts represented 38 percent and 6 percent of total accounts receivable as of September 30, 2009 and March 31, 2009, respectively.

(10)	Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

 We recognize interest and penalties related to uncertain tax positions in "Other," net. As of September 30, 2009, we had no provisions for interest or penalties related to uncertain tax positions.

 The tax years 2004 through 2008 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(11)	Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2009 and 2008, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 180,528 and 290,136 were being held by the Company. For the quarters and six month periods ended September 30, 2009 and 2008, 45,776 and 454 shares, and 14,649 and zero shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method. At September 30, 2009 and 2008, options to purchase 2,694,537 and 3,149,586 shares of common stock, respectively, and warrants to purchase 26,674, and 85,267 shares of common stock, respectively, were outstanding. For the quarters and six month periods ended September 30, 2009 and 2008, respectively, options and warrants for 649,269 and 2,725,746, and 1,308,061 and 3,216,663 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 659,386 shares and 6,273, and 319,076 and 2,014, shares of common stock for the quarters and six month period ended September 30, 2009 and 2008, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(12)	Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 31,487	-	-	31,487

Note (1) Included in long term liabilities on our consolidated balance sheet as of September 30, 2009.

Liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 21,715	-	-	21,715

Note (1) Included in long term liabilities on our consolidated balance sheet as of March 31, 2009.

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

 A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using
Significant
Unobservable Inputs
(Level 3) for the
Quarter and Six Months Ended
September 30, 2009
Deferred Compensation
On Executive
Employment Agreements
Balance as of March 31, 2009	$ 21,715
Total gains or losses (realized and unrealized):
Included in earnings	4,886
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements, net	-
Transfers in (out) of Level 3	-
Balance as of June 30, 2009	26,601
Total gains or losses (realized and unrealized):
Included in earnings	4,886
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements, net	-
Transfers in (out) of Level 3	-
Balance as of September 30, 2009	$ 31,487

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 4,886

Loss for the six month period included in earnings
attributable to the Level 3 liability still held at the end
of the period	$ 9,772

(13)	Segments

At September 30, 2009, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentages allocated to the technology segment and power products segment were 82 percent and 18 percent for the quarter and six month periods ended September 30, 2009, and were 76 percent and 24 percent for the quarter and six month periods ended September 30, 2008, respectively.

 Intersegment sales or transfers, which were eliminated upon consolidation, were $42,849 and $179,793, and $47,316 and $224,983, for the quarters and six month periods ended September 30, 2009 and 2008, respectively.

 The technology segment leases office, production and laboratory space in a building owned by the Power Products Segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $45,900 and $43,500, and $91,800 and $87,000, for the quarters and six month periods ended September 30, 2009 and 2008, respectively, and were eliminated upon consolidation.

 The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended September 30, 2009:

		Power
	Technology	Products	Total
Revenue	$1,760,826	509,716	2,270,542
Interest income	$10,613	874	11,487
Interest expense	$-	(6,701)	(6,701)
Depreciation and amortization	$(92,724)	(52,873)	(145,597)
Segment loss	$(480,112)	(15,925)	(496,037)
Total assets	$8,725,308	3,415,176	12,140,484
Expenditures for long-lived segment assets	$(105,600)	(22,507)	(128,107)

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended September 30, 2008:

		Power
	Technology	Products	Total
Revenue	$1,441,848	835,483	2,277,331
Interest income	$48,407	915	49,322
Interest expense	$-	(8,559)	(8,559)
Depreciation and amortization	$(70,141)	(55,459)	(125,600)
Impairment of investment	$(89,369)	-	(89,369)
Segment loss	$(1,392,600)	(145,511)	(1,538,111)
Total assets	$10,977,344	3,601,637	14,578,981
Expenditures for long-lived segment assets	$(141,234)	(7,110)	(148,344)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six month period ended September 30, 2009:

		Power
	Technology	Products	Total
Revenue	$3,369,213	1,030,648	4,399,861
Interest income	$25,184	1,588	26,772
Interest expense	$-	(13,904)	(13,904)
Depreciation and amortization	$(180,890)	(105,746)	(286,636)
Impairment of inventories	$(3,620)	-	(3,620)
Segment loss	$(1,031,810)	(93,343)	(1,125,153)
Total assets	$8,725,308	3,415,176	12,140,484
Expenditures for long-lived segment assets	$141,585	22,507	164,092

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the six month period ended September 30, 2008:

		Power
	Technology	Products	Total
Revenue	$2,509,785	1,560,901	4,070,686
Interest income	$131,093	2,507	133,600
Interest expense	$-	(17,675)	(17,675)
Depreciation and amortization	$(128,475)	(110,792)	(239,267)
Impairment of inventories	$-	(11,763)	(11,763)
Impairment of investment	$(89,369)	-	(89,369)
Segment loss	$(2,315,181)	(222,645)	(2,537,826)
Total assets	$10,977,344	3,601,637	14,578,981
Expenditures for long-lived segment assets	$(361,496)	(7,110)	(368,606)

(14)	Commitments and Contingencies

Employment Agreements

 We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining thirty-five month term is $2,671,667. In addition, we have recorded a liability of $1,092,362 and $1,073,549 at September 30, 2009 and March 31, 2009, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

 Litigation

 In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 Bankruptcy petition with the U.S. Bankruptcy Court. As a result of the bankruptcy filing, efforts to collect on the arbitration award are stayed. Recovery against Phoenix will be possible only to the extent provided in Phoenix's bankruptcy plan with respect to unsecured creditors. Any recovery under the plan is not expected to be significant.

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

(15)	Subsequent Event

In preparing these financial statements, we have evaluated subsequent events through November 5, 2009, which is the date the financial statements are being issued.

On October 28, 2009 the Company completed a public offering of 8.625 million shares of its common stock. Net cash proceeds to the Company from the offering were approximately $32 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 TOC

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with Coda, our ability to comply with the necessary conditions to access the Department of Energy award, our ability to successfully expand our manufacturing facilities and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5. Other Information.

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

 During the quarter ended September 30, 2009 there were several significant developments in our business that we believe will cause our rate of growth to accelerate over the next year and beyond. In July 2009, we completed a Supply Agreement with Coda Automotive to supply UQM® PowerPhase® electric propulsion systems to Coda Automotive's production partner, Harbin HaFei Automobile Industry Group Co. Ltd. ("HaFei"), Harbin, China, for a period of ten years. Hafei is one of the premier production companies in China for automobiles and automobile engines with an annual production capacity of 400,000 automobiles and 550,000 automobile engines. Initial shipments of production systems under the agreement are expected to begin later this fiscal year and ramp up prior to scheduled deliveries of Coda's affordable, full performance all-electric five-passenger sedan in the California market in mid 2010. Coda hopes to reach an annual run rate of 20,000 vehicles within six months of the introduction of the vehicle, which, if achieved, would result in annual revenue to us well in excess of $50 million. In August 2009, we were selected by the U.S. Department of Energy ("DOE") to receive a $45.1 million award under the American Recovery and Reinvestment Act to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The award provides for a 50 percent cost-share by the Company raising the total value of the project to $90.2 million. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for Coda Automotive are expected to qualify for reimbursement under the DOE program. In September 2009, we announced a collaboration with BorgWarner, a large international supplier of transmissions and other components to the automobile industry, on electric powertrain products for all-electric and hybrid-electric passenger automobiles. We initially are co-marketing our PowerPhase® electric propulsion system with BorgWarner's 31-03 eGearDrive™ transmission, the driveline developed for the Coda passenger vehicle, to customers worldwide. We expect BorgWarner's global presence will bring a higher level of visibility to our electric propulsion system products and result in new production opportunities.

 As a result of these developments we expect to invest in excess of $10 million for facilities, tooling and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the Coda Supply Agreement. Similarly, following the launch of deliveries under the Coda Supply Agreement, we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million. In order to fund these activities, shortly after the end of the quarter, on October 28, 2009, we completed a public offering of 8.625 million shares of our common stock resulting in net proceeds of approximately $32 million. Proceeds from the offering, together with our existing cash resources and funding available under the DOE program, are expected to be sufficient to fund our operations for at least the next eighteen months.

 During the quarter ended September 30, 2009 we continued to experience the strong demand we have seen over the last several quarters for our electric propulsion systems and related products due to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market. We have delivered electric propulsion systems and/or generators to seven international automobile manufacturers, one of which has publicly announced their plan to introduce at least one all-electric or hybrid electric automobile by 2010. We are also supplying electric propulsion systems and/or generators to an additional eight entrepreneurial automobile developers, some of which have publicly announced plans to begin delivering limited quantities of automobiles to consumers in calendar 2009. In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, Peterbilt Motors Company and Freightliner Trucks.

 We believe demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

Product sales revenue for the fiscal quarter and six month period ended September 30, 2009 rose 8.8 percent and 23.4 percent to $1,839,030 and $3,555,467, respectively, versus $1,690,947 and $2,880,818 for the comparable periods last fiscal year. The increases are due to stronger demand for electric propulsion systems and generators.

 Revenue from funded engineering activities for the quarter and six month period ended September 30, 2009 declined 26.4 percent and 29.0 percent to $431,512 and $844,394, respectively, versus $586,384 and $1,189,868 for the comparable periods last fiscal year. The decrease is primarily due to the allocation of otherwise billable engineering resources to support production launch activities for the Coda program.

 Gross profit margins on product sales for the quarter and six month period ended September 30, 2009 improved to 36.5 percent and 32.6 percent versus 21.9 percent and 17.3 percent for the comparable quarter and six month period last fiscal year resulting in an increase in gross profit contribution dollars to $671,519 and $1,159,303, from $370,676 and $497,112 respectively. The improvement is attributable to improved overhead absorption and reduced production costs.

 Net loss for the quarter ended September 30, 2009 declined 67.8 percent to $496,037, or $0.02 per common share on total revenue of $2,270,542, versus a net loss of $1,538,111, or $0.06 per common share on total revenue of $2,277,331 for the comparable quarter last year. The reduction in net loss is primarily attributable to lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year, and expanded gross profit margins on higher levels of product sales.

 Net loss for the six month period ended September 30, 2009 declined 55.7 percent to $1,125,153, or $0.04 per common share on total revenue of $4,399,861, versus a net loss of $2,537,826, or $0.10 per common share on total revenue of $4,070,686 for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of revenue, expanded gross profit margins on product sales and lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year.

 Our liquidity for the quarter and six month period ended September 30, 2009 was sufficient to meet our operating requirements. At September 30, 2009 we had cash and short-term investments totaling $5,302,172. In addition, cash proceeds from our public offering in October raised our cash and short-term investments to approximately $37 million. Net cash used in operating activities and capital expenditures for property and equipment for the six month period ended September 30, 2009 were $1,181,933 and $156,236, respectively.

 As discussed above, we expect to invest in excess of $10 million for facilities, tooling and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the Coda Supply Agreement. Similarly, following the launch of deliveries under the Coda Supply Agreement we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million. In order to fund these activities, shortly after the end of the quarter we completed a public offering of 8.625 million shares of our common stock resulting in net proceeds of approximately $32 million. Proceeds from the offering, together with our existing cash resources and funding available under the DOE program are expected to be sufficient to fund our operations for at least the next eighteen months.

As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. Should these expectations be realized, our existing cash and short-term investments may not be adequate to fund our anticipated growth and, as a result, we may need to raise additional capital to fund the higher than currently anticipated growth in our business.

Financial Condition

 Cash and cash equivalents and short-term investments at September 30, 2009 were $5,302,172 and working capital (the excess of current assets over current liabilities) was $6,712,239 compared with $5,793,666 and $6,640,877, respectively, at March 31, 2009. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of accounts receivable, prepaid and other current assets, partially offset by lower levels of inventories and cash received from the exercise of stock options under our equity incentive plan.

 Accounts receivable increased $750,870 to $1,667,969 at September 30, 2009 from $917,099 at March 31, 2009. The increase is primarily attributable to increased production billings versus the fourth quarter last fiscal year. Substantially all of our customers are large well-established companies of high credit quality. Although we have not established an allowance for bad debts at September 30, 2009 and no allowance for bad debts was deemed necessary at March 31, 2009, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

 Costs and estimated earnings on uncompleted contracts decreased $305,761 to $337,337 at September 30, 2009 versus $643,098 at March 31, 2009. The decrease is due to more favorable billing terms on certain contracts in process at September 30, 2009 versus March 31, 2009. Estimated earnings on contracts in process decreased to $105,013 or 2.6 percent of contracts in process of $4,097,599 at September 30, 2009 compared to estimated earnings on contracts in process of $194,861 or 4.2 percent of contracts in process of $4,609,747 at March 31, 2009. The decrease is attributable to lower expected margin on certain contracts in process at September 30, 2009.

 Inventories decreased $297,287 to $1,009,884 at September 30, 2009 principally due to lower levels of work-in-process and finished goods inventories. Raw materials, work-in-process and finished goods inventory decreased $208,703, $31,652, and $56,932, respectively, reflecting higher product shipment levels during the quarter.

 Prepaid expenses and other current assets increased to $300,833 at September 30, 2009 from $117,768 at March 31, 2009 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

 We invested $121,443 and $156,236 for the acquisition of property and equipment during the quarter and six months ended September 30, 2009 compared to $148,234 and $367,411 during the comparable quarter and six months last fiscal year. The decrease in capital expenditures is primarily due to decreased purchases of manufacturing equipment during the first quarter versus the comparable quarter last year. As described above, we expect to increase the level of our capital expenditures substantially over the next twelve months as a result of the supply agreement with Coda Automotive.

 Patent and trademark costs decreased $20,152 to $418,032 at September 30, 2009 versus $438,184 at March 31, 2009 primarily due to the systematic amortization of patent issuance costs.

 Accounts payable decreased $200,411 to $450,718 at September 30, 2009 from $651,129 at March 31, 2009, primarily due to improved payment processing during the quarter.

 Other current liabilities decreased $20,179 to $580,493 at September 30, 2009 from $600,672 at March 31, 2009. The decrease is primarily attributable to lower levels of accrued royalties and accrued payroll and employee benefits, offset by higher levels of customer prepayments at September 30, 2009.

 Current portion of long-term debt decreased $55,780 to $361,143 at September 30, 2009 from $416,923 at March 31, 2009 reflecting scheduled principal repayments on the mortgage debt for our Frederick, Colorado facility.

 Short-term deferred compensation under executive employment agreements increased $9,041 to $406,875 at September 30, 2009 from $397,834 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

 Billings in excess of costs and estimated earnings on uncompleted contracts increased $35,360 to $106,727 at September 30, 2009 from $71,367 at March 31, 2009 reflecting increased billings on certain engineering contracts in process at September 30, 2009 in advance of the performance of the associated work versus March 31, 2009.

 Long-term deferred compensation under executive employment agreements increased $9,772 to $685,487 at September 30, 2009 from $675,715 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

 Common stock and additional paid-in capital were $271,565 and $79,827,868, respectively, at September 30, 2009 compared to $267,277 and $78,767,154 at March 31, 2009. The increase in common stock and additional paid-in capital was primarily attributable to share issuances under our employee stock purchase plan, equity incentive plan and upon the exercise of outstanding warrants.

Results of Operations

 Quarter Ended September 30, 2009

 Operations for the second quarter ended September 30, 2009, resulted in a net loss of $496,037, or $0.02 per common share, compared to a net loss of $1,538,111, or $0.06 per common share for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of product sales revenue, expanded gross profit margins on product sales and lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year.

 Revenue from contract services decreased $154,872, or 26.4 percent, to $431,512 at September 30, 2009 versus $586,384 for the comparable quarter last year. The decrease is primarily due to the shifting of engineering resources to support production engineering, low volume production and internally-funded research and development activities.

 Product sales for the second quarter increased $148,083 or 8.8 percent to $1,839,030, compared to $1,690,947 for the comparable period last year. Power products segment revenue for the quarter ended September 30, 2009 decreased to $509,716 from $835,483 for the comparable quarter last fiscal year due to decreased shipments of propulsion systems and actuator motors. Technology segment product revenue for the quarter ended September 30, 2009 increased 55.4 percent to $1,329,314, compared to $855,464 for the quarter ended September 30, 2008 due to increased shipments of prototype propulsion motors and controllers.

 Gross profit margins for the quarter ended September 30, 2009 increased to 36.0 percent compared to 18.2 percent for the quarter ended September 30, 2008. Gross profit on contract services was 33.9 percent during the second quarter this fiscal year compared to 7.6 percent or the quarter ended September 30, 2008. The improvement is primarily due to lower project material content during the current quarter versus the comparable quarter last fiscal year. Gross profit margin on product sales for the second quarter this year rose to 36.5 percent compared to 21.9 percent for the second quarter last year. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the current quarter versus the comparable quarter last year.

 Research and development expenditures for the quarter ended September 30, 2009 decreased to $127,689 compared to $149,847 for the quarter ended September 30, 2008 reflecting reduced levels of cost-sharing on government research programs and on-going software research activities.

 Production engineering costs were $587,881 for the second quarter versus $485,369 for the second quarter last fiscal year. The increase is attributable to higher sample costs and the addition of engineering resources to our production engineering group.

 Selling, general and administrative expense for the quarter ended September 30, 2009 was $603,069 compared to $1,269,403 for the same quarter last year. The decrease is primarily attributable to lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year.

 Interest income decreased to $11,487 for the quarter ended September 30, 2009 versus $49,322 for the same period last fiscal year. The decrease is attributable to lower yields, and lower levels of invested cash balances.

 Interest expense decreased to $6,701 for the quarter ended September 30, 2009 compared to $8,559 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Six Months Ended September 30, 2009

 Operations for the six month period ended September 30, 2009, resulted in a net loss of $1,125,153, or $0.04 per common share, compared to a net loss of $2,537,826, or $0.10 per common share for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of product sales revenue, expanded gross profit margins on product sales and lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year.

 Revenue from contract services decreased $345,474, or 29.0 percent, to $844,394 for the six month period ended September 30, 2009 versus $1,189,868 for the comparable period last year. The decrease is primarily due to the shifting of engineering resources to support production engineering, low volume production and internally-funded research and development activities.

 Product sales for the six month period ended September 30, 2009 increased 23.4 percent to $3,555,467, compared to $2,880,818 for the comparable period last year. Power products segment revenue for the six month period ended September 30, 2009 decreased to $1,030,648 from $1,560,901 for the comparable period last fiscal year due to lower levels of DC-to-DC converter shipments and decreased shipment levels for actuator motors. Technology segment product revenue for the six month period ended September 30, 2009 nearly doubled to $2,524,819, compared to $1,319,917 for the comparable period last year due to increased shipments of prototype propulsion motors and controllers.

 Gross profit margins for the six month period ended September 30, 2009 increased to 32.3 percent compared to 15.0 percent for comparable period last year primarily due to increased gross profit margin on product sales. Gross profit margin on contract services increased to 31.1 percent for the six month period ended September 30, 2009 compared to 9.4 percent for the comparable period last year due to higher margins and lower project material content on certain engineering contracts in process during the current six month period. Gross profit margin on product sales for the six month period ended September 30, 2009 rose to 32.6 percent compared to a 17.3 percent for the comparable period last year. The improvement is primarily due to lower material costs associated with tooling and equipment investments and improved overhead absorption arising from higher production levels during the current six month period.

 Research and development expenditures for the six month period ended September 30, 2009 increased to $313,835 compared to $252,345 for the same period last year. The increase is primarily due to increased levels of internally funded programs.

 Production engineering costs were $1,014,316 for the six month period ended September 30, 2009 versus $893,217 for the comparable six month period last year. The increase is attributable to higher sample costs and the addition of engineering resources to our production engineering group.

 Selling, general and administrative expense for the six month period ended September 30, 2009 was $1,242,847 compared to $2,029,727 for the same period last year. The decrease is attributable to lower levels of non-cash equity based compensation expense arising from a change in the period of grant versus that for the last fiscal year.

 Interest income decreased to $26,772 for the six month period ended September 30, 2009 versus $133,600 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

 Interest expense decreased to $13,904 for the six month period ended September 30, 2009 compared to $17,675 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Liquidity and Capital Resources

 Our cash balances and liquidity throughout the six month period ended September 30, 2009 were adequate to meet operating needs. At September 30, 2009, we had working capital (the excess of current assets over current liabilities) of $6,712,239 compared to $6,640,877 at March 31, 2009.

 For the six month period ended September 30, 2009, net cash used in operating activities was $1,181,933 compared to net cash used in operating activities of $1,904,667 for the six month period ended September 30, 2008. The decrease in cash used for the six month period ended September 30, 2009 is primarily attributable to lower operating losses and lower levels of non-cash equity based compensation which are partially offset by higher levels of accounts receivable, decreased levels of accounts payable and prepaid expenses and other current assets.

 Net cash provided by investing activities for the six month period ended September 30, 2009 was $1,380,300 compared to cash provided of $1,494,739 for the comparable quarter last year. The change is attributable to lower levels of prepayments for and investments in property and equipment this six month period versus the comparable period last fiscal year.

 Net cash provided by financing activities was $855,334 for the six month period ended September 30, 2009 versus cash used in financing activities of $140,614 for the same period last fiscal year. The change is primarily attributable to the issuance of common stock upon the exercise of stock options and warrants during the six month period this year.

We expect to invest in excess of $10 million for facilities, tooling and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the Coda Supply Agreement. Similarly, following the launch of deliveries under the Coda Supply Agreement we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million. In order to fund these activities, shortly after the end of the quarter we completed a public offering of 8.625 million shares of our common stock resulting in net proceeds of approximately $32 million. Proceeds from the offering, together with our existing cash resources and funding available under the DOE program are expected to be sufficient to fund our operations for at least the next eighteen months.

 We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. Should these expectations be realized, our existing cash and short-term investments may not be adequate to fund our anticipated growth and, as a result, we may need to raise additional capital to fund the higher than currently anticipated growth in our business. We can, however, not provide any assurance that our existing financial resources will be sufficient to execute our business plan beyond the next eighteen months. In the event bank financing or equity or debt capital to fund our expected growth is not available on terms acceptable to us, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

 The following table presents information about our contractual obligations and commitments as of September 30, 2009:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations(2)	$ 361,143	361,143	-	-	-
Interest on long-term debt obligations	4,226	4,226	-	-	-
Purchase obligations	808,988	808,988	-	-	-
Executive employment agreements (1)	1,092,362	406,875	654,000	-	31,487
Total	$ 2,266,719	1,581,232	654,000	-	31,487

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.
(2)	Represents a balloon payment on a facility mortgage.

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

Accounts Receivable

 Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at September 30, 2009 and March 31, 2009 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

 We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2009 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

 In June 2009, the FASB updated accounting guidance on the Accounting Standards Codification™ and the hierarchy of generally accepted accounting principle. The updated accounting guidance replaces SFAS 162 and establishes the FASB Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conforming with GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The updated accounting guidance is effective for interim or annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

 As of September 30, 2009, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

PART II-OTHER INFORMATION

 TOC

ITEM 1. LEGAL PROCEEDINGS

 TOC

Litigation

 In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 Bankruptcy petition with the U.S. Bankruptcy Court. As a result of the bankruptcy filing, efforts to collect on the arbitration award are stayed. Recovery against Phoenix will be possible only to the extent provided in Phoenix's bankruptcy plan with respect to unsecured creditors. Any recovery under the plan is not expected to be significant.

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

 TOC

Risk Factors

 Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

 We have incurred significant losses and may continue to do so.

 We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2009	2008	2007

Net loss	$ 4,402,019	$ 4,586,105	$ 3,431,357

We have had accumulated deficits as follows:

September 30, 2009	$ 70,550,392

March 31, 2009	$ 69,425,239

March 31, 2008	$ 65,023,220

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2010 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements exceed our current cash balances.

 Our net loss for the quarter and six month period ended September 30, 2009 was $496,037 and $1,125,153 versus a net loss for the comparable quarter and six month period last fiscal year of $1,538,111 and $2,537,826. At September 30, 2009, our cash and short-term investments totaled $5,302,172. Our net loss for the fiscal year ended March 31, 2009 was $4,402,019 versus a net loss for the fiscal year ended March 31, 2008 of $4,586,105. We expect our losses to continue through at least March 31, 2010 and potentially beyond. Our existing cash resources, together with the proceeds of our October 2009 offering should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded.

 On August 5, 2009, we announced that we had been selected by the DOE to receive a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative. This Award is subject to terms and conditions that will be specified in an agreement between us and the DOE. We expect we will be required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. We believe additional restrictions, obligations and conditions will be attached to our receipt of the Award funds, and may require reevaluation and alteration of our expenditures, activities, business and financing plans. Although we have been notified of our acceptance under the program, we have not yet entered into a contract, and cannot predict with any certainty the ultimate terms and conditions of the program or the timing of receipt of any funds under the award, if any. We may not be able to successfully negotiate a contract with the DOE on terms acceptable to us in a timely manner, or at all. We plan to use funds from the Award to help construct and equip production facilities to manufacture electric propulsion systems for Coda and other potential customers.

Coda's manufacturing partner may not purchase from us all or any portion of the 20,000 systems provided for under its supply agreement.

 In July 2009, we executed a supply agreement with Coda that provided a framework for Coda's manufacturing partner to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by Coda during the initial two-year term of the agreement. Under the terms of this agreement, Coda's manufacturing partner, Hafei, will issue blanket purchase orders covering their annual purchase requirements and specifying the timing of delivery for such units, with the nearest 60-day delivery schedule considered to be "firm" and noncancellable. Hafei has not yet issued any purchase orders under the Coda supply agreement. If Hafei does not purchase at least 15,000 units under the Coda supply agreement, Coda may be required to make specific payments to us. For example, if Coda is unsuccessful in the development of its electric automobile, Hafei would not be obligated to purchase electric propulsion systems from us, but Coda would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our costs in preparing to supply electric propulsion systems to Coda, the payments are substantially less than the amount we would receive for sales of systems under the supply agreement. In addition, Coda may not have adequate funds to make any such payments to us or may otherwise contest its obligation to pay, and as a result it is possible that we may never receive any such funds. Coda may also terminate the supply agreement for any number of reasons.

We may experience challenges in launching production of electric propulsion systems on the scale envisioned under the Coda supply agreement.

 We have not to date produced electric propulsion systems on the scale we intend to manufacture to fulfill our obligations under the Coda supply agreement, although we have several years of experience manufacturing motors and electronics that are smaller and operate at lower power levels. We will also need to expand our facilities, as well as acquire new equipment and tooling to launch production for Coda, which will require significant time and expense. We may not sell a sufficient number of systems to Coda or other customers to cover these expenses.

Our revenue is highly concentrated among a small number of customers.

 A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue and intensify as we begin production under the Coda supply agreement. Coda may become the source of a substantial portion of our revenue in at least the near-term. The magnitude of this revenue is dependent on Coda's ability to introduce and sell its passenger vehicle in commercial volumes.

 Our customer arrangements generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

Our business relies on third parties, whose success we cannot predict.

 As a manufacturer of motors, generators, and other component parts, our business model depends on the ability of third parties in our industry to develop, produce and market products that include or are compatible with our technology and then to sell these products into the marketplace. Our ability to generate revenue depends significantly on the commercial success of our customers and partners. Failure of these third parties to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could have a material adverse effect on our business, financial condition and results of operations.

Our electric propulsion systems use rare earth minerals, and unavailability or limited supply of these minerals could prevent us from manufacturing our products in production quantities or increase our costs.

 Neodymium, a rare earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. Neodymium is currently sourced primarily from China, and China recently indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. To the extent that we buy magnets from a Chinese supplier, these potential limitations on neodymium may not impact us. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities to meet our production plans. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

A prolonged downturn in global economic conditions may materially adversely affect our business.

 Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere, including in the automobile industry, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

Some of our contracts can be cancelled with little or no notice and could restrict our ability to commercialize our technology.

 Our contracts with government agencies are subject to the risk of termination at the convenience of the contracting agency and in some cases grant "march-in" rights to the government. March-in rights are the right of the United States government or the applicable government agency, under limited circumstances, to exercise a non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government to facilitate commercialization of technology developed with government funding. March-in rights can be exercised if we fail to commercialize the developed technology. The exercise of march-in rights by the government or an agency of the government could restrict our ability to commercialize our technology.

 Some of our orders for the future delivery of products are placed under blanket purchase orders which may be cancelled by our customers at any time. The amount payable to us, if any, upon cancellation by the customer varies by customer. Accordingly, we may not recognize as revenue all or any portion of the amount of outstanding order backlog we have reported.

We face intense competition and may be unable to compete successfully.

In developing electric motors for use in vehicles and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. For example, the Toyota Prius, the top selling hybrid automobile, does not use our electric propulsion system. Many of our competitors have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours. These competitors also have much greater experience in and resources for marketing their products. For these reasons, potential customers may choose to purchase electric motors from our competitors rather than from us. In addition, the U.S. government has awarded substantial financial grants under the stimulus bill to companies who compete with us. To the extent that some of these competitors received awards under the stimulus bill in amounts greater than we have, could adversely impact our ability to compete.

Our business depends, in part, on the expansion of the market for hybrid electric vehicles and the future introduction and growth of a market for all-electric vehicles.

 Although our electric propulsion systems may be used in a wide variety of products, the market for electric and hybrid vehicles is fairly new. At the present time, batteries used to power electric motors have limited life and require several hours to charge, and charging stations for electric motors are not widely available. Electric and hybrid vehicles also tend to be priced higher than comparable gasoline-powered vehicles. As a result, consumers may experience concerns about driving range limitations, battery charging time and higher purchase costs of electric or hybrid automobiles. If consumer preferences shift to vehicles powered by other alternative methods, or if concerns about the availability of charging stations cannot be overcome, the market for all-electric cars and therefore our electric propulsion systems may be limited. In addition, our electric propulsion systems are incorporated in buses used for mass transit in several U.S. cities. If passenger traffic in these mass transit systems declines, demand for our products may also decrease.

 The popularity of alternative fuel based vehicles and "green energy" initiatives is highly dependent on macro-economic conditions, including oil prices and the overall health of the economy. When oil prices fall, interest in and resources allocated to the development of advanced technology vehicles and propulsion systems may diminish. The recent downturn in the world economy also has severely impacted the automotive industry, slowing the demand for vehicles generally and reducing consumers' willingness to pay more for environmentally friendly technology.

If our products do not achieve market acceptance, our business may not grow.

 Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We currently expect to make substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to ramp up our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the automobile and light truck markets. Our sales of electric propulsion systems and generators in the automobile and light truck markets to date have consisted of limited quantities of evaluation and field test units. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

Changes in environmental policies could hurt the market for our products.

 The market for electric and other alternative fuel vehicles and equipment and the demand for our products are influenced, to a degree, by federal, state and local regulations relating to air quality, greenhouse gases and pollutants. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning or delaying their interest in electric or hybrid electric vehicles or equipment. In addition, a failure by authorities to enforce current laws and regulations or to adopt additional environmental laws or regulations could limit the demand for our products.

 Although many governments have identified as a significant priority the development of alternative energy sources, governments may change their priorities, and any change they make could materially affect our revenue or the development of our products.

If we are unable to protect our patents and other proprietary technology, we will be unable to prevent third parties from using our technology, which would impair our competitiveness and ability to commercialize our products. In addition, the cost of enforcing our proprietary rights may be expensive and result in increased losses.

 Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in the United States and a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot assure that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we may not be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future. If third parties assert technology infringement claims against us, the defense of the claims could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

Use of our motors in vehicles could subject us to product liability claims or product recalls, and product liability insurance claims could cause an increase in our insurance rates or could exceed our insurance limits, which could impair our financial condition, results of operations and liquidity.

 The automotive industry experiences significant product liability claims. As a supplier of electric propulsion systems or other products to vehicle OEMs, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused an accident. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims, which may increase as our production and sales increase. In addition, we may be required to participate in recalls involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships.

 We carry product liability insurance of $10 million covering most of our products. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations. Any product liability claim brought against us also could have a material adverse effect on our reputation.

We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

 We may be subject to warranty claims for defects or alleged defects in our products, and the risk of such claims arising will increase as our production and sales increase. In addition, in response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers may require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 TOC

The annual meeting of our shareholders was held on August 11, 2009. The following is a summary of the matters submitted to a vote of security holders and the results of the voting thereon:

Proposal 1: Election of Directors

	For	Withhold Authority
William G. Rankin	21,876,010	905,909
Donald A. French	19,142,122	3,639,797
Joseph P. Sellinger	21,369,520	1,412,399
Stephen J. Roy	21,378,853	1,403,066
Jerome H. Granrud	19,704,696	3,077,223
Donald W. Vanlandingham	21,358,888	1,423,031

Proposal 2: Proposal to Ratify the Appointment of Grant Thornton, L.L.P. to Act as Independent Auditors for the Fiscal Year Ending March 31, 2010.

For	Against	Abstain
22,554,155	195,804	31,960

Proposal 3: To consider and vote upon a proposal to amend the Stock Bonus Plan to increase the number of shares available for grant by 1,500,000 shares.

For	Against	Abstain
3,148,712	5,818,225	72,942

Total Voted Shares Represented in Person and by Proxy		22,781,919
Outstanding Votable Shares:		26,892,802
Percentage of the Outstanding Votable Shares:		84.71%

ITEM 5. OTHER INFORMATION

 TOC

Entry into a Material Definitive Agreement

 On November 3, 2009, the compensation and benefits committee of the Company's Board of Directors completed its annual review of the Company's executive compensation. In August 2009, the Company's shareholders rejected the Board's proposal to increase the number of shares available for grant under the Company's Stock Bonus Plan. Historically, shares granted under this plan have represented a significant portion of each executive's compensation. In light of the unavailability of common shares in this plan, the compensation committee recommended that the portion of executive compensation paid last fiscal year in shares of common stock be paid in cash. The Board of Directors expects to propose to the Company's shareholders at the Company's next annual meeting an amendment to add to the Company's Stock Bonus Plan additional shares of common stock so that this component of executive compensation historically paid in shares of common stock may continue to be paid in stock rather than cash. The Company's Board of Directors reviewed the committee's recommendations, which were developed in collaboration with the company's compensation consultant Towers Perrin, and approved the following changes in compensation for each of the following named executive officers.

 Amendment to the Employment Agreement of William G. Rankin - The Company's Chairman, President and Chief Executive Officer, William G. Rankin, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K filed September 20, 2007 as Exhibit 10.1. The Board of Directors approved a $13,080 increase in Mr. Rankin's annual salary effective August 1, 2009, granted a cash bonus of $75,000 payable immediately and authorized a cash payment of $176,580 in lieu of granting common shares under the Stock Bonus Plan. In addition, Mr. Rankin was granted fully-vested stock options to acquire 70,492 shares of common stock at an exercise price of $4.73 per share with a term of five years. Mr. Rankin, will also continue to receive an auto allowance of $9,600 per year.

 Amendment to Employment Agreement of Donald A. French - The Company's Secretary, Treasurer and Chief Financial Officer, Donald A. French, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated September 10, 2007 as Exhibit 10.2. The Board of Directors approved a $8,680 increase in Mr. French's annual salary effective August 1, 2009, granted a cash bonus of $50,000 payable immediately and authorized a cash payment of $87,200 in lieu of granting common shares under the Stock Bonus Plan. In addition, Mr. French was granted fully-vested stock options to acquire 40,096 shares of common stock at an exercise price of $4.73 per share with a term of three years. Mr. French, will also continue to receive an auto allowance of $9,600 per year.

 Amendment to Employment Agreement of Ronald M. Burton - The Company's Senior Vice President of Operations, Ronald M. Burton, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated September 10, 2007 as Exhibit 10.3. The Board of Directors approved a $6,825 increase in Mr. Burton's annual salary effective August 1, 2009, granted a cash bonus of $45,000 payable immediately and authorized a cash payment of $69,760 in lieu of granting common shares under the Stock Bonus Plan. In addition, Mr. Burton was granted stock options to acquire 25,213 shares of common stock at an exercise price of $4.73 per share with a term of four years. One-third of the options so granted will vest on November 3rd of each of the succeeding three years. Mr. Burton, will also continue to receive an auto allowance of $9,600 per year.

 Amendment to Employment Agreement of Jon Lutz - The Company's Vice President of Technology, Jon Lutz, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated September 10, 2007 as Exhibit 10.4. The Board of Directors approved a $6,195 increase in Mr. Lutz's annual salary effective August 1, 2009, granted a cash bonus of $30,000 payable immediately and authorized a cash payment of $43,600 in lieu of granting common shares under the Stock Bonus Plan. In addition, Mr. Lutz was granted stock options to acquire 18,838 shares of common stock at an exercise price of $4.73 per share with a term of four years. One-third of the options so granted will vest on November 3rd of each of the succeeding three years. Mr. Lutz, will also continue to receive an auto allowance of $9,600 per year.

 The Board also reconstituted its annual retainer as follows:

Non-Employee Directors - Each non-employee director shall receive an annual retainer of $35,000 payable in cash or in stock options or any combination thereof at the election of each director. In addition, each non-employee director shall receive shares of common stock under the Company's Stock Bonus Plan with a value of $14,000 and stock options issued under the Company's Stock Option Plan for non-employee directors with a value of $21,000.  Due to the unavailability of shares of common stock under the Stock Bonus Plan at this time, directors may elect to take the stock component of their compensation in either cash or stock options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 TOC

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding completion of a public offering by the Company filed October 28, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: November 5, 2009
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)