Form 10-Q
period 2009-12-31
UQM TECHNOLOGIES INC
filed 2010-02-02
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 31, 2009 was 36,028,502.

TABLE OF CONTENTS
Part I	Financial Information

	Item 1	Financial Statements (unaudited)

Consolidated balance sheets as of December 31, 2009 and March 31, 2009

Consolidated statements of operations for the quarters and nine month periods ended
December 31, 2009 and 2008

Consolidated statements of cash flows for the nine month periods ended
December 31, 2009 and 2008

Notes to Consolidated Financial Statements

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

	Item 4	Controls and Procedures

Part II	Other Information

	Item 1	Legal Proceedings

	Item 1A	Risk Factors

	Item 6	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

 TOC

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

 TOC

	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$ 16,034,804	2,501,999
Short-term investments	12,560,314	3,291,667
Accounts receivable	932,754	917,099
Costs and estimated earnings in excess of billings on
uncompleted contracts	452,977	643,098
Inventories	1,050,044	1,307,171
Prepaid expenses and other current assets	186,505	117,768

Total current assets	31,217,398	8,778,802

Property and equipment, at cost:
Land	2,722,357	181,580
Building	7,541,179	2,464,213
Machinery and equipment	4,528,534	4,040,406
	14,792,070	6,686,199
Less accumulated depreciation	(3,948,792)	(3,556,796)

Net property and equipment	10,843,278	3,129,403

Patent and trademark costs, net of accumulated
amortization of $775,192 and $733,594	419,691	438,184

Other assets	313,609	76,443

Total assets	$ 42,793,976	12,422,832

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

 TOC

	December 31, 2009	March 31, 2009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 795,383	651,129
Other current liabilities	859,806	600,672
Current portion of long-term debt	-	416,923
Short-term deferred compensation under executive employment
agreements	423,874	397,834
Billings in excess of costs and estimated earnings on
uncompleted contracts	110,647	71,367

Total current liabilities	2,189,710	2,137,925

Long-term deferred compensation under executive employment
agreements	717,616	675,715

Total liabilities	2,907,326	2,813,640

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 35,920,472 and 26,727,694 shares
issued and outstanding	359,205	267,277
Additional paid-in capital	112,062,306	78,767,154
Accumulated deficit	(72,534,861)	(69,425,239)

Total stockholders' equity	39,886,650	9,609,192

Total liabilities and stockholders' equity	$ 42,793,976	12,422,832

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

 TOC

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Contract services	$ 223,081	792,613	1,067,475	1,982,481
Product sales	1,784,133	2,080,982	5,339,600	4,961,800
	2,007,214	2,873,595	6,407,075	6,944,281

Operating costs and expenses:
Costs of contract services	143,612	612,346	725,332	1,689,952
Costs of product sales	1,221,211	1,397,689	3,617,375	3,781,395
Research and development	138,821	155,190	452,656	407,535
Production engineering	1,077,821	447,269	2,092,137	1,340,486
Selling, general and administrative	1,425,835	1,054,963	2,668,682	3,084,690
	4,007,300	3,667,457	9,556,182	10,304,058

Operating loss	(2,000,086)	(793,862)	(3,149,107)	(3,359,777)

Other income (expense):
Interest income	17,410	37,941	44,182	171,541
Interest expense	(1,793)	(8,180)	(15,697)	(25,855)
Impairment of investment	-	-	-	(89,369)
Other	-	-	11,000	1,533
	15,617	29,761	39,485	57,850

Net loss	$ (1,984,469)	(764,101)	(3,109,622)	(3,301,927)

Net loss per common share - basic and
diluted	$ (0.06)	(0.03)	(0.11)	(0.12)

Weighted average number of shares of
common stock outstanding - basic and
diluted	33,317,601	26,710,894	29,014,418	26,626,073

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

 TOC

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (3,109,622)	(3,301,927)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	446,793	395,426
Non-cash equity based compensation	584,870	977,653
Impairment of inventory	3,620	11,763
Gain on disposal of assets	-	(500)
Impairment of investment	-	89,369
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	174,466	128,016
Inventories	253,507	(321,673)
Prepaid expenses and other current assets	(68,737)	(25,545)
Accounts payable and other current liabilities	403,388	122,928
Deferred compensation under executive
employment agreements	67,941	63,256
Billings in excess of costs and estimated earnings on
uncompleted contracts	39,280	(296,150)
Net cash used in operating activities	(1,204,494)	(2,157,384)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	(9,268,647)	2,938,249
Increase in other long-term assets	(1,232)	(1,757)
Prepayments on property and equipment	(265,934)	(180,527)
Acquisition of property and equipment	(8,089,070)	(339,983)
Proceeds from sale of assets	-	500
Increase in patent and trademark costs	(23,105)	(2,028)
Net cash provided by (used in) investing activities	(17,647,988)	2,414,454

Cash flows from financing activities:
Issuance of common stock in follow-on offering, net of offering costs	31,664,373	-
Repayment of debt	(416,923)	(78,689)
Issuance of common stock under employee stock purchase plan	84,142	34,217
Issuance of common stock upon exercise of employee options	1,033,674	-
Issuance of common stock upon exercise of warrants	180,196	-
Purchase of treasury stock	(160,175)	(157,137)
Net cash provided by (used in) financing activities	32,385,287	(201,609)

Increase in cash and cash equivalents	13,532,805	55,461
Cash and cash equivalents at beginning of period	2,501,999	3,176,084
Cash and cash equivalents at end of period	$ 16,034,804	3,231,545

Supplemental cash flow information:
Interest paid in cash during the period	$ 17,075	26,116

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIALS

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

(3)	Stock-Based Compensation

Stock Option Plans

As of December 31, 2009, we had 619,202 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Equity Incentive Plan"). Under the Equity Incentive Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period except for options granted to Messrs. Rankin and French which vest immediately. The maximum number of options that may be granted to any eligible employee under the Equity Incentive Plan in any calendar year is 500,000 options. Forfeitures under the Equity Incentive Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Equity Incentive Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. There were 193,304 and zero and 193,304 and 381,615 options to purchase shares of common stock granted under the Equity Incentive Plan during the quarters and nine month periods ended December 31, 2009 and 2008, respectively. Prior to the adoption of the Equity Incentive Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2009, we had 150,768 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. There were 53,536 and 59,441 and 53,536 and 168,743 options to purchase shares of common stock granted under the Directors Plan during the quarters and nine month periods ended December 31, 2009 and 2008, respectively. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At December 31, 2009 we had 511,429 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and nine month periods ended December 31, 2009 and 2008, we issued 10,572 and 5,246 shares, and 56,540 and 22,268 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and nine month periods ended December 31, 2009 and 2008 was $24,421 and $9,705, and $84,142 and $34,217, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At December 31, 2009 there were 6,794 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were zero and zero shares and zero and 191,348 shares granted under the Stock Plan during the quarters and nine month periods ended December 31, 2009 and 2008, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2009 and 2008 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Costs of contract services	$ 23,771	24,062	64,072	83,620
Costs of product sales	19,699	21,290	56,087	66,510
Research and development	6,132	9,131	23,558	26,025
Production engineering	29,417	30,795	80,308	97,908
Selling, general and administrative	351,963	151,458	360,845	703,590
	$ 430,982	236,736	584,870	977,653

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2009 and December 31, 2008 were insignificant.

All shares granted under the Directors Plan are vested.

A summary of the status of non-vested shares under the Equity Incentive Plan as of December 31, 2009 and 2008 and changes during the quarters and nine month periods ended December 31, 2009 and 2008 is presented below:

Nine Months Ended December 31, 2009			Nine Months Ended December 31 2008
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	283,454	$ 1.40	337,888	$ 1.85
Granted	-	$ -	-	$ -
Vested	-	$ -	(10,000)	$ 2.10
Forfeited	-	$ -	(2,000)	$ 1.61
Non-vested at June 30	283,454	$ 1.40	325,888	$ 1.84
Granted	-	$ -	381,615	$ 1.08
Vested	(128,471)	$ 1.47	(72,588)	$ 1.69
Forfeited	(5,873)	$ 1.58	(1,500)	$ 1.61
Non-vested at September 30	149,110	$ 1.35	633,415	$ 1.40
Granted	193,304	$ 2.38	-	$ -
Vested	-	$ -	(346,294)	$ 1.39
Forfeited	-	$ -	-	$ -
Non-vested at December 31	342,414	$ 1.93	287,121	$ 1.41

As of December 31, 2009, there was $348,524 of total unrecognized compensation costs related to stock options granted under the Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 22 months. The total fair value of stock options that vested during the quarters and nine month periods ended December 31, 2009 and 2008 was zero and $482,668, and $188,401 and $626,562, respectively.

There were 193,304 and zero and 193,304 and 381,615 employee stock option grants under the Equity Incentive Plan during the quarters and nine month periods ended December 31, 2009, and 2008, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of December 31, 2009 and 2008 and changes during the quarters and nine month periods ended December 31, 2009 and 2008 are presented below:

Nine Months Ended December 31, 2009			Nine Months Ended December 31, 2008
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	191,348	$ 2.18
Vested	(45,342)	$ 3.20	(184,692)	$ 2.43
Forfeited	-	$ -	-	$ -
Non-vested at September 30	180,528	$ 3.05	290,136	$ 3.15
Granted	-	$ -	-	$ -
Vested	(81,600)	$ 3.14	(64,266)	$ 3.40
Forfeited	-	$ -	-	$ -
Non-vested at December 31	98,928	$ 2.97	225,870	$ 3.08

As of December 31, 2009, there was $110,918 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2009 is expected to be recognized over a weighted average period of 16 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarters and nine month periods ended December 31, 2009 and 2008, was $256,224 and $218,368, and $401,137 and $667,170, respectively.

Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.
Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2009 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$ 341,705
Granted	-	$ -
Exercised	(254,094)	$ 2.71		$ 535,449
Forfeited	(5,873)	$ 2.66
Outstanding at September 30, 2009	2,480,848	$ 3.76	4.0 years	$ 5,803,280
Granted	193,304	$ 4.73
Exercised	(79,009)	$ 3.55		$ 722,353
Forfeited	(667)	$ 3.57

Outstanding at December 31, 2009	2,594,476	$ 3.84	3.9 years	$ 8,237,679

Exercisable at December 31, 2009	2,252,062	$ 3.85	3.7 years	$ 7,177,246

Vested and expected to vest at December 31, 2009	2,579,709	$ 3.84	3.9 years	$ 8,187,269

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2008 under our Equity Incentive Plan is as follows:

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

Additional information with respect to stock option activity during the quarters and nine month periods ended December 31, 2009 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096
Granted	-	$ -
Exercised	(19,802)	$ 3.20		$ 13,861
Forfeited	-	$ -
Outstanding at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947
Granted	53,536	$ 4.73
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at December 31, 2009	256,653	$ 3.15	2.9 years	$ 950,797

Exercisable at December 31, 2009	256,653	$ 3.15	2.9 years	$ 950,797

Vested and expected to vest at December 31, 2009	256,653	$ 3.15	2.9 years	$ 950,797

Additional information with respect to stock option activity during the quarters and nine month periods ended December 31, 2008 under our non-employee director stock option plan is as follows:

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

Cash received by us upon the exercise of stock options for the quarters and nine month periods ended December 31, 2009 and 2008 was $280,537 and zero, and $1,033,674 and zero, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(4)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at three major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments and we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost. Investments with a maturity of greater than three months and less than one year from the balance sheet date are classified as short-term.

The amortized cost and unrealized gain or loss of our investments at December 31, 2009 and March 31, 2009 were:

	December 31, 2009		March 31, 2009
	Amortized	Unrealized	Amortized	Unrealized
	Cost	Gain (Loss)	Cost	Gain (Loss)
Short-term Investments:
U.S. government and government agency securities	$ 5,797,910	(7,270)	2,055,176	2,755
Commercial paper, corporate and foreign bonds	1,008,404	-	137,418	(3,454)
Certificates of deposit	5,754,000	-	1,099,073	-
	12,560,314	(7,270)	3,291,667	(699)
Long-term Investments:
Certificate of deposit	58,270	-	57,038	-
	$12,618,584	(7,270)	3,348,705	(699)

The time to maturity of held-to-maturity securities were:

	December 31, 2009	March 31, 2009

Three to six months	$ 1,298,904	-
Six months to one year	11,261,410	3,291,667
Over one year	58,270	57,038
	$ 12,618,584	3,348,705

(5)

At December 31, 2009 and March 31, 2009, the estimated period to complete contracts in process ranged from one to eighteen months and one to six months, respectively. We expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	December 31, 2009	March 31, 2009

Costs incurred on uncompleted contracts	$ 4,190,083	4,414,886
Estimated earnings	130,598	194,861
	4,320,681	4,609,747
Less billings to date	(3,978,351)	(4,038,016)
	$ 342,330	571,731

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 452,977	643,098
Billings in excess of costs and estimated earnings on
uncompleted contracts	(110,647)	(71,367)
	$ 342,330	571,731

(6)	Inventories at December 31, 2009 and March 31, 2009 consist of:

	December 31, 2009	March 31, 2009

Raw materials	$ 441,916	794,663
Work-in-process	515,943	419,270
Finished products	92,185	93,238
	$ 1,050,044	1,307,171

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the nine month periods ended December 31, 2009 and 2008, we impaired obsolete inventory with a carrying value of $3,620 and $11,763, respectively.

(7)	Other current liabilities at December 31, 2009 and March 31, 2009 consist of:

	December 31, 2009	March 31, 2009

Accrued payroll and employee benefits	$ 91,816	165,221
Accrued personal property and real estate taxes	247,441	82,396
Accrued warranty costs	104,839	84,445
Unearned revenue	351,096	149,355
Accrued royalties	26,752	73,773
Other	37,862	45,482
	$ 859,806	600,672

(8)	Stockholders' Equity
Changes in the components of stockholders' equity during the quarter and nine month period ended December 31, 2009 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2009	26,727,694	$ 267,277	78,767,154	(69,425,239)	9,609,192

Issuance of common stock under
employee stock purchase plan	29,238	292	34,501	-	34,793
Compensation expense from
employee and director stock
option and common stock grants	-	-	83,910	-	83,910
Net loss	-	-	-	(629,116)	(629,116)
Balances at June 30, 2009	26,756,932	267,569	78,885,565	(70,054,355)	9,098,779

Issuance of common stock under
stock bonus plan	62,676	628	(628)	-	-
Issuance of common stock under
employee stock purchase plan	16,730	167	24,761	-	24,928
Purchase of treasury stock	(18,777)	(188)	(69,307)	-	(69,495)
Issuance of common stock upon
exercise of warrants	65,020	650	167,101	-	167,751
Issuance of common stock upon
exercise of employee options	273,896	2,739	750,398	-	753,137
Compensation expense from
employee and director stock
option and common stock grants	-	-	69,978	-	69,978
Net loss	-	-	-	(496,037)	(496,037)
Balances at September 30, 2009	27,156,477	271,565	79,827,868	(70,550,392)	9,549,041

Issuance of common stock under
stock bonus plan	64,265	643	(643)	-	-
Issuance of common stock in
follow-on offering, net of offering
costs	8,625,000	86,250	31,578,123	-	31,664,373
Issuance of common stock under
employee stock purchase plan	10,572	106	24,315	-	24,421
Purchase of treasury stock	(19,973)	(200)	(90,480)	-	(90,680)
Issuance of common stock upon
exercise of warrants	5,122	51	12,394	-	12,445
Issuance of common stock upon
exercise of employee options	79,009	790	279,747	-	280,537
Compensation expense from
employee and director stock
option and common stock grants	-	-	430,982	-	430,982
Net loss	-	-	-	(1,984,469)	(1,984,469)
Balances at December 31, 2009	35,920,472	$ 359,205	112,062,306	(72,534,861)	39,886,650

(9)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Lippert Components, Inc. totaled $181,784 and $92,430, and $429,958 and $635,144, for the quarters and nine month periods ended December 31, 2009 and 2008, respectively, which was 9 percent and 3 percent, and 7 percent and 9 percent, of total revenue, respectively.

There were no trade accounts receivable from Lippert Components, Inc. as of December 31, 2009 and March 31, 2009. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $95,595 and $349,066 as of December 31, 2009 and March 31, 2009, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $350,324 and $554,795 and $1,911,360 and $1,527,299 for the quarters and nine month periods ended December 31, 2009 and 2008, respectively, which was 17 percent and 19 percent, and 30 percent and 22 percent, of total revenue, respectively. Accounts receivable from government-funded contracts represented 10 percent and 6 percent of total accounts receivable as of December 31, 2009 and March 31, 2009, respectively.

(10)	Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in "Other," net. As of December 31, 2009, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(11)	Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2009 and 2008, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 98,928 and 225,870 were being held by the Company. For the quarters and nine month periods ended December 31, 2009 and 2008, 43,200 and zero shares, and 21,260 and zero shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method. At December 31, 2009 and 2008, options to purchase 2,855,951 and 3,154,488 shares of common stock, respectively, were outstanding. For the quarters and nine month periods ended December 31, 2009 and 2008, respectively, options and warrants for 402,100 and 3,148,488, and 1,289,177 and 3,141,544 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 1,002,523 and 259 shares, and 535,561 and 1,056, shares of common stock for the quarters and nine month period ended December 31, 2009 and 2008, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(12)	Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 37,456	-	-	37,456

Note (1)	Included in long term liabilities on our consolidated balance sheet as of December 31, 2009.

Liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

Fair Value Measurements at Reporting Date Using Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 21,715	-	-	21,715

Note (1)	Included in long term liabilities on our consolidated balance sheet as of March 31, 2009.

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using
Significant
Unobservable Inputs
(Level 3) for the
Quarter and Nine Months Ended
December 31, 2009
Deferred Compensation
On Executive
Employment Agreements
Balance as of March 31, 2009	$ 21,715
Total gains or losses (realized and unrealized):
Included in earnings	4,886
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements, net	-
Transfers in (out) of Level 3	-
Balance as of June 30, 2009	26,601
Total gains or losses (realized and unrealized):
Included in earnings	4,886
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements, net	-
Transfers in (out) of Level 3	-
Balance as of September 30, 2009	31,487
Total gains or losses (realized and unrealized):
Included in earnings	5,969
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements, net	-
Transfers in (out) of Level 3	-
Balance as of December 31, 2009	$ 37,456

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 5,969

Loss for the nine month period included in earnings
attributable to the Level 3 liability still held at the end
of the period	$ 15,741

(13)	Segments

At December 31, 2009, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentages allocated to the technology segment and power products segment were 82 percent and 18 percent for the quarter and nine month periods ended December 31, 2009, and were 76 percent and 24 percent for the quarter and nine month periods ended December 31, 2008, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $281,453 and $670,905, and 328,769 and $897,972, for the quarters and nine month periods ended December 31, 2009 and 2008, respectively.

The technology segment leases office, production and laboratory space in a building owned by the Power Products Segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $45,900 and $43,500, and $137,700 and $130,500, for the quarters and nine month periods ended December 31, 2009 and 2008, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended December 31, 2009:

		Power
	Technology	Products	Total
Revenue	$1,388,174	619,040	2,007,214
Interest income	$16,780	630	17,410
Interest expense	$-	(1,793)	(1,793)
Depreciation and amortization	$(107,370)	(52,787)	(160,157)
Segment loss	$(1,747,314)	(237,155)	(1,984,469)
Total assets	$31,698,779	11,095,197	42,793,976
Expenditures for long-lived segment assets	$(364,854)	(7,849,163)	(8,214,017)

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended December 31, 2008:

		Power
	Technology	Products	Total
Revenue	$1,432,754	1,440,841	2,873,595
Interest income	$36,850	1,091	37,941
Interest expense	$-	(8,180)	(8,180)
Depreciation and amortization	$(88,079)	(68,079)	(156,158)
Segment loss	$(869,094)	104,993	(764,101)
Total assets	$10,005,155	3,761,542	13,766,697
Expenditures for long-lived segment assets	$(139,453)	(14,478)	(153,931)

The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine month period ended December 31, 2009:

		Power
	Technology	Products	Total
Revenue	$4,757,387	1,649,688	6,407,075
Interest income	$41,964	2,218	44,182
Interest expense	$-	(15,697)	(15,697)
Depreciation and amortization	$(288,260)	(158,533)	(446,793)
Impairment of inventories	$(3,620)	-	(3,620)
Segment loss	$(2,779,124)	(330,498)	(3,109,622)
Total assets	$31,698,779	11,095,197	42,793,976
Expenditures for long-lived segment assets	$(506,439)	(7,871,670)	(8,378,109)
The following table summarizes significant financial statement information for continuing operations of each of the reportable segments as of and for the nine month period ended December 31, 2008:

		Power
	Technology	Products	Total
Revenue	$3,942,539	3,001,742	6,944,281
Interest income	$167,943	3,598	171,541
Interest expense	$-	(25,855)	(25,855)
Depreciation and amortization	$(216,555)	(178,871)	(395,426)
Segment loss	$(3,184,275)	(117,652)	(3,301,927)
Total assets	$10,005,155	3,761,542	13,766,697
Expenditures for long-lived segment assets	$(500,950)	(21,588)	(522,538)

(14)	Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining thirty-two month term is $2,535,413. In addition, we have recorded a liability of $1,141,490 and $1,073,549 at December 31, 2009 and March 31, 2009, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

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

In preparing these financial statements, we have evaluated subsequent events through February 2, 2010, which is the date the financial statements are being issued.

On January 13, 2010 (the "Grant Date"), the U.S. Department of Energy ("DOE") executed the Assistance Agreement (the "Agreement") with respect to its $45,145,534 grant (the "Grant") to UQM Technologies, Inc. ("UQM") under the American Recovery and Reinvestment Act (the "Act"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse UQM for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of its electric propulsion systems. The period of the Grant is through January 12, 2013.

The $45.1 million size of the Grant is based on the estimated cost of the project provided by UQM in its application to the DOE for the Grant. However, funding for qualifying project costs incurred during the period commencing August 5, 2009 through May 13, 2010 shall be limited to $8.1 million until various conditions are satisfied. These conditions include, 1) DOE's review and approval of UQM's accounting system, and 2) mutual agreement by the parties on an updated total estimated cost of the project. In the event either condition is not satisfied by May 13, 2010, the Grant may be terminated. In addition, UQM is required, no later than January 12, 2011, to provide DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for UQM's 50 percent share of the total estimated cost of the project. If all such funds have not been secured, UQM must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE.

The Grant is subject to UQM's compliance with certain reporting requirements. As specified in the Act, UQM is required to use the Grant funds in a manner that maximizes job creation and economic benefits. The Act and Agreement impose minimum construction wages and labor standards for projects funded by the Grant.

If UQM disposes of assets acquired using Grant funding, it may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

While UQM has exclusive patent ownership rights for any technology developed with Grant funds, it must grant the DOE a non-exclusive, non-transferable, paid-up license to use such technology.

Qualified reimbursable project costs incurred through the Grant Date totaled approximately $4.5 million, of which approximately $0.9 million represents engineering related to product qualification and testing which is expected to reduce net loss in the fiscal fourth quarter ending March 31, 2010.

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

During the quarter ended December 31, 2009 we completed the purchase of a 129,304 square foot facility on a 30 acre site in Longmont, Colorado to support its expected growth in manufacturing operations. The facility, which includes approximately 30,000 square feet of office space, will house the company's engineering, vehicle integration and headquarters staff in addition to the company's high volume motor and electronic manufacturing operations. Approximately 15 acres of the site are available for future facility expansion. The purchase price of the facility was $7,585,000, of which half is expected to be funded from the company's $45 million stimulus grant from the U.S. Department of Energy. The company expects to sell its existing facility once its relocation to the new facility is completed. The new facility was acquired to accommodate our planned expansion of high volume manufacturing operations for CODA Automotive's all-electric passenger vehicle program and future growth arising from the expected launch of additional production programs.

Last quarter we completed a Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems to CODA Automotive's production partner, Harbin HaFei Automobile Industry Group Co. Ltd. ("HaFei"), Harbin, China, for a period of ten years. HaFei is one of the premier production companies in China for automobiles and automobile engines with an annual production capacity of 400,000 automobiles and 550,000 automobile engines. Initial shipments of production systems under the agreement are expected to begin later this fiscal year and ramp up prior to scheduled deliveries of CODA's affordable, full performance all-electric five-passenger sedan in the California market in the fall of 2010. CODA hopes to reach an annual run rate of 20,000 vehicles within nine months of the introduction of the vehicle, which, if achieved, would result in annual revenue to us well in excess of $50 million. Deliveries of pre-production electric propulsion systems and other related products to CODA during the quarter resulted in product sales revenue of $251,921.

Subsequent to the end of the third fiscal quarter, we finalized our $45.1 million award from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The award provides for a 50 percent cost-share by the Company raising the total value of the project to $90.2 million. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive are expected to qualify for reimbursement under the DOE program. The contract also provides for the reimbursement of qualifying pre-award expenditures incurred after August 5, 2009 and through the date the award was finalized. Reimbursements under this provision of approximately $0.9 million for production engineering expenditures during the pre-award period are expected to be recorded during the fourth quarter as a reduction of production engineering expense. In addition, we billed to the DOE subsequent to the end of the quarter for capital assets acquired during the pre-award period of $3.6 million, including $3.4 million associated with the acquisition of our new facility discussed above. The contract requires the company to provide detailed reports to the DOE on how funds are deployed and the number of jobs saved or created due to receipt of the DOE funding.

We expect to invest over the next several quarters an additional $6 million for facility upgrades, tooling, and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the CODA Supply Agreement. Similarly, following the launch of deliveries under the CODA Supply Agreement, we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million. In order to fund these activities, during the quarter ended December 31, 2009, we completed a public offering of 8.625 million shares of our common stock resulting in net proceeds to the company of $31.7 million. Proceeds from the offering, together with our existing cash resources and funding available under the DOE stimulus award, are expected to be sufficient to fund our operations for at least the next eighteen months.

During the quarter ended December 31, 2009 we continued to experience the strong demand we have seen over the last several quarters for our electric propulsion systems and related products due to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market. In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, Peterbilt Motors Company and Freightliner Trucks. We also saw a mild improvement in production quantities for actuator motors for Lippert Components and Club Car during the quarter. We expect to see further improvements in deliveries to these markets as the global economy continues to improve. In addition, we expect demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

Also during the quarter, we were granted United States patent number 7,598,645 entitled "Stress distributing permanent magnet rotor geometry for electric machines". The patent covers a novel rotor geometry that minimizes magnet content and maximizes the speed capability of the motor. The reduction in the amount of magnet material enabled under this patent is expected to result in lower production costs for electric propulsion systems for passenger automobiles.

Product sales revenue for the fiscal quarter and nine month period ended December 31, 2009 declined 14 percent and rose 8 percent to $1,784,133 and $5,339,600, respectively, versus $2,080,982 and $4,961,800 for the comparable periods last fiscal year. The increase in the nine month period is due to stronger demand for electric propulsion systems and generators.

Revenue from funded engineering activities for the quarter and nine month period ended December 31, 2009 declined 72 percent and 46 percent to $223,081 and $1,067,475, respectively, versus $792,613 and $1,982,481 for the comparable periods last fiscal year. The decrease is primarily due to the allocation of otherwise billable engineering resources to support production launch activities for the CODA program.

Gross profit margins on product sales for the quarter and nine month period ended December 31, 2009 declined to 32 percent and improved to 32 percent versus 33 percent and 24 percent for the comparable quarter and nine month period last fiscal year resulting in a decrease in gross profit contribution dollars to $562,922 and an increase in gross contribution dollars to $1,722,225, from $683,293 and $1,180,405 respectively. The improvement during the nine month period is attributable to improved overhead absorption and reduced production costs.

Net loss for the quarter ended December 31, 2009 increased 160 percent to $1,984,469, or $0.06 per common share on total revenue of $2,007,214, versus a net loss of $764,101, or $0.03 per common share on total revenue of $2,873,595 for the comparable quarter last year. The increase in net loss is primarily attributable to higher levels of non-cash equity based compensation and cash compensation expense arising from a change in the period of grant versus that for the last fiscal year.

Net loss for the nine month period ended December 31, 2009 declined 6 percent to $3,109,622, or $0.11 per common share on total revenue of $6,407,075, versus a net loss of $3,301,927, or $0.12 per common share on total revenue of $6,944,281 for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of revenue, expanded gross profit margins on product sales and lower levels of non-cash equity based compensation expense partially offset by higher levels of cash compensation expense.

Our liquidity for the quarter and nine month period ended December 31, 2009 was sufficient to meet our operating requirements. At December 31, 2009 we had cash and short-term investments totaling $28,595,118. Net cash used in operating activities and capital expenditures for property and equipment for the nine month period ended December 31, 2009 were $1,204,494 and $8,355,004, respectively.

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

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2009 were $28,595,118 and working capital (the excess of current assets over current liabilities) was $29,027,688 compared with $5,793,666 and $6,640,877, respectively, at March 31, 2009. The increase in cash and short-term investments and working capital is primarily attributable to proceeds from a follow-on offering of our common stock and the exercise of employee stock options, partially offset by operating losses, higher levels of prepaid expenses and other current assets.

Accounts receivable increased $15,655 to $932,754 at December 31, 2009 from $917,099 at March 31, 2009. The increase is primarily attributable to increased billings of products. Many of our customers are large well-established companies of high credit quality. Although we have not established an allowance for bad debts at December 31, 2009 and no allowance for bad debts was deemed necessary at March 31, 2009, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

Costs and estimated earnings on uncompleted contracts decreased $190,121 to $452,977 at December 31, 2009 versus $643,098 at March 31, 2009. The decrease is due to more favorable billing terms on certain contracts in process at December 31, 2009 versus March 31, 2009. Estimated earnings on contracts in process decreased to $130,598 or 3 percent of contracts in process of $4,320,681 at December 31, 2009 compared to estimated earnings on contracts in process of $194,861 or 4 percent of contracts in process of $4,609,747 at March 31, 2009. The decrease is attributable to lower expected margin on certain contracts in process at December 31, 2009.

Inventories decreased $257,127 to $1,050,044 at December 31, 2009 principally due to lower levels of raw materials and finished goods inventories. Raw materials and finished goods inventory decreased $352,747 and $1,053, respectively, reflecting higher product shipment levels during the quarter. Work-in-process inventory increased $96,673 reflecting higher levels of scheduled low volume propulsion system shipments.

Prepaid expenses and other current assets increased to $186,505 at December 31, 2009 from $117,768 at March 31, 2009 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $8,198,768 and $8,355,004 for the acquisition of property and equipment during the quarter and nine months ended December 31, 2009 compared to $153,099 and $520,510 during the comparable quarter and nine months last fiscal year. The increase in capital expenditures is primarily due to the purchase of a larger facility and the purchase of manufacturing equipment. As described above, we expect to increase the level of our capital expenditures substantially over the next twelve months as a result of the supply agreement with CODA Automotive.

Patent and trademark costs decreased $18,493 to $419,691 at December 31, 2009 versus $438,184 at March 31, 2009 primarily due to the systematic amortization of patent issuance costs.

Accounts payable increased $144,254 to $795,383 at December 31, 2009 from $651,129 at March 31, 2009, primarily due to increased material purchases during the quarter.

Other current liabilities increased $259,134 to $859,806 at December 31, 2009 from $600,672 at March 31, 2009. The increase is primarily attributable to higher levels of customer prepayments at December 31, 2009.

Current portion of long-term debt decreased $416,923 to zero at December 31, 2009 from $416,923 at March 31, 2009 reflecting the payoff of the mortgage debt for our Frederick, Colorado facility.

Short-term deferred compensation under executive employment agreements increased $26,040 to $423,874 at December 31, 2009 from $397,834 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $39,280 to $110,647 at December 31, 2009 from $71,367 at March 31, 2009 reflecting increased billings on certain engineering contracts in process at December 31, 2009 in advance of the performance of the associated work.

Long-term deferred compensation under executive employment agreements increased $41,901 to $717,616 at December 31, 2009 from $675,715 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $359,205 and $112,062,306, respectively, at December 31, 2009 compared to $267,277 and $78,767,154 at March 31, 2009. The increase in common stock and additional paid-in capital was primarily attributable to share issuances under our follow-on public offering, employee stock purchase plan, equity incentive plan and upon the exercise of outstanding warrants.

Results of Operations

Quarter Ended December 31, 2009

Operations for the third quarter ended December 31, 2009, resulted in a net loss of $1,984,469, or $0.06 per common share, compared to a net loss of $764,101, or $0.03 per common share for the comparable period last year. The increase in net loss is primarily attributable to higher levels of non-cash equity based compensation and cash compensation expense arising from a change in the period of grant versus that for the last fiscal year.

Revenue from contract services decreased $569,532, or 72 percent, to $223,081 at December 31, 2009 versus $792,613 for the comparable quarter last year. The decrease is primarily due to the application of engineering resources from the contract services group to support production engineering, low volume production and internally-funded research and development activities.

Product sales for the third quarter decreased $296,849 or 14 percent to $1,784,133, compared to $2,080,982 for the comparable period last year. Power products segment revenue for the quarter ended December 31, 2009 decreased to $619,040 from $1,440,841 for the comparable quarter last fiscal year due to decreased shipments of propulsion systems and actuator motors. Technology segment product revenue for the quarter ended December 31, 2009 increased 82 percent to $1,165,093, compared to $640,141 for the quarter ended December 31, 2008 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended December 31, 2009 increased to 32 percent compared to 30 percent for the quarter ended December 31, 2008. Gross profit on contract services was 36 percent during the third quarter this fiscal year compared to 23 percent or the quarter ended December 31, 2008. The improvement is primarily due to lower project material content during the current quarter versus the comparable quarter last fiscal year. Gross profit margin on product sales for the third quarter this year declined to 32 percent compared to 33 percent for the third quarter last year. The decrease is primarily due to decreased overhead absorption arising from lower production levels during the current quarter versus the comparable quarter last year.

Research and development expenditures for the quarter ended December 31, 2009 decreased to $138,821 compared to $155,190 for the quarter ended December 31, 2008 reflecting reduced levels of cost-sharing on government research programs and reduced levels of on-going software research activities.

Production engineering costs were $1,077,821 for the third quarter versus $447,269 for the third quarter last fiscal year. The increase is attributable to higher sample costs and the utilization of engineering resources from our services contract group in the production engineering group.

Selling, general and administrative expense for the quarter ended December 31, 2009 was $1,425,835 compared to $1,054,963 for the same quarter last year. The increase is primarily attributable to higher levels of non-cash equity based compensation and cash compensation expense arising from a change in the period of award for bonuses and equity based compensation versus that for the last fiscal year.

Interest income decreased to $17,410 for the quarter ended December 31, 2009 versus $37,941 for the same period last fiscal year. The decrease is attributable to lower yields, and lower levels of invested cash balances.

Interest expense decreased to $1,793 for the quarter ended December 31, 2009 compared to $8,180 for the comparable period last fiscal year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Nine Months Ended December 31, 2009

Operations for the nine month period ended December 31, 2009, resulted in a net loss of $3,109,622, or $0.11 per common share, compared to a net loss of $3,301,927, or $0.12 per common share for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of product sales revenue and expanded gross profit margins on these sales.

Revenue from contract services decreased $915,006, or 46 percent, to $1,067,475 for the nine month period ended December 31, 2009 versus $1,982,481 for the comparable period last year. The decrease is primarily due to the application of engineering resources from the contract services group to support production engineering, low volume production and internally-funded research and development activities.

Product sales for the nine month period ended December 31, 2009 increased 8 percent to $5,339,600, compared to $4,961,800 for the comparable period last year. Power products segment revenue for the nine month period ended December 31, 2009 decreased to $1,649,688 from $3,001,742 for the comparable period last fiscal year due to reduced shipments of DC-to-DC converters, actuator motors and propulsion systems. Technology segment product revenue for the nine month period ended December 31, 2009 nearly doubled to $3,689,912, compared to $1,960,058 for the comparable period last year due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the nine month period ended December 31, 2009 increased to 32 percent compared to 21 percent for comparable period last year primarily due to increased gross profit margin on both contract services and product sales. Gross profit margin on contract services increased to 32 percent for the nine month period ended December 31, 2009 compared to 15 percent for the comparable period last year due to improved pricing and lower project material content on certain engineering contracts in process during the current nine month period. Gross profit margin on product sales for the nine month period ended December 31, 2009 rose to 32 percent compared to a 24 percent for the comparable period last year. The improvement is primarily due to lower material costs associated with tooling and equipment investments and improved overhead absorption during the current nine month period.

Research and development expenditures for the nine month period ended December 31, 2009 increased to $452,656 compared to $407,535 for the same period last year. The increase is primarily due to increased levels of internally funded programs.

Production engineering costs were $2,092,137 for the nine month period ended December 31, 2009 versus $1,340,486 for the comparable nine month period last year. The increase is attributable to higher sample costs and the addition of engineering resources to our production engineering group.

Selling, general and administrative expense for the nine month period ended December 31, 2009 was $2,668,682 compared to $3,084,690 for the same period last year. The decrease is primarily attributable to lower levels of legal expenses versus the comparable period last fiscal year.

Interest income decreased to $44,182 for the nine month period ended December 31, 2009 versus $171,541 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Interest expense decreased to $15,697 for the nine month period ended December 31, 2009 compared to $25,855 for the comparable period last year. The decrease is due to lower average mortgage borrowings outstanding throughout the current quarter.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the nine month period ended December 31, 2009 were adequate to meet operating needs. At December 31, 2009, we had working capital (the excess of current assets over current liabilities) of $29,027,688 compared to $6,640,877 at March 31, 2009.

For the nine month period ended December 31, 2009, net cash used in operating activities was $1,204,494 compared to net cash used in operating activities of $2,157,384 for the nine month period ended December 31, 2008. The decrease in cash used for the nine month period ended December 31, 2009 is primarily attributable to lower operating losses, lower levels of accounts receivable, higher levels of accounts payable and lower levels of non-cash equity based compensation.

Net cash used in investing activities for the nine month period ended December 31, 2009 was $17,647,988 compared to cash provided of $2,414,454 for the comparable quarter last year. The change is attributable to higher levels of short-term investment purchases and increased levels on property and equipment purchases and prepayments during the current nine month period versus the comparable period last fiscal year.

Net cash provided by financing activities was $32,385,287 for the nine month period ended December 31, 2009 versus cash used in financing activities of $201,609 for the same period last fiscal year. The change is primarily attributable to the issuance of common stock in a public offering and the issuance of common stock upon the exercise of stock options and warrants during the nine month period this year.

We expect to invest over the next several quarters an additional $6 million for facility upgrades, tooling and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the CODA Supply Agreement. Similarly, following the launch of deliveries under the CODA Supply Agreement we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million. Existing cash resources and funding available under the DOE program are expected to be sufficient to fund our operations for at least the next eighteen months.

We expect to fund our operations over the next year from existing cash and short-term investment balances, funding available under the DOE stimulus award and from available bank financing, if any. As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. Should these expectations be realized, our existing cash and short-term investments may not be adequate to fund our anticipated growth and, as a result, we may need to raise additional capital to fund the higher than currently anticipated growth in our business. We can, however, not provide any assurance that our existing financial resources and funding available under the DOE stimulus award will be sufficient to execute our business plan beyond the next eighteen months. In the event bank financing or equity or debt capital to fund our expected growth is not available on terms acceptable to us, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2009:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	1,372,061	1,372,061	-	-	-
Executive employment agreements (1)	1,141,490	423,874	680,160	-	37,456
Total	$ 2,513,551	1,795,935	680,160	-	37,456

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2009 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories, fair value of financial and long-lived assets, and provisional rates under cost reimbursement government contracts. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because many of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at December 31, 2009 and March 31, 2009 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2009 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

Provisional Rates under Cost Reimbursement Government Contracts

On certain cost reimbursement contracts with the U.S. government we enter into provisional rate agreements. Provisional rates under these agreements represent estimates of our direct labor, overhead and general and administrative expense that will be allowable during the relevant contract period to cost reimbursement contracts with the government. These estimates could be materially different than the actual costs incurred during the measurement period. Differences in actual incurred costs from estimated costs could result in material changes in the profitability of affected contracts or result in material losses on any affected projects.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

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

As of December 31, 2009, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2009	2008	2007

Net loss	$ 4,402,019	$ 4,586,105	$ 3,431,357

We have had accumulated deficits as follows:

December 31, 2009	$ 72,534,861

March 31, 2009	$ 69,425,239

March 31, 2008	$ 65,023,220

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

Our net loss for the quarter and nine month period ended December 31, 2009 was $1,984,469 and $3,109,622 versus a net loss for the comparable quarter and nine month period last fiscal year of $764,101 and $3,301,927. At December 31, 2009, our cash and short-term investments totaled $28,595,118. Our net loss for the fiscal year ended March 31, 2009 was $4,402,019 versus a net loss for the fiscal year ended March 31, 2008 of $4,586,105. We expect our losses to continue through at least March 31, 2010 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded.

On January 13, 2010, we finalized a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. This Award is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. The payment of the incurred costs under the award has been limited to $8.1 million through May 13, 2010 until various conditions are satisfied. These conditions include 1) DOE's review and approval of our accounting system; and 2) mutual agreement of an updated total estimated cost of the project. In the event either condition is not satisfied by May 13, 2010 the grant may be terminated. In addition, we are required within one year after the effective date of the award to provide DOE with an additional updated total estimated cost of the project along with firm commitments for our 50 percent share of the total estimated cost of the project. If all such funds have not been secured, we must submit by such a date, a funding plan to obtain the remainder of such funds that is acceptable to the DOE. In the event we do not satisfy the foregoing contingencies, the award may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the contingencies contained in the award, we can not assure you that the contingencies will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

CODA's manufacturing partner may not purchase from us all or any portion of the 20,000 systems provided for under its supply agreement.

We have executed a supply agreement with CODA that provides a framework for CODA's manufacturing partner to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by CODA during the initial two-year term of the agreement. Under the terms of this agreement, CODA's manufacturing partner, HaFei, will issue blanket purchase orders covering their annual purchase requirements and specifying the timing of delivery for such units, with the nearest 60-day delivery schedule considered to be "firm" and noncancellable. HaFei has not yet issued any purchase orders under the CODA supply agreement. If HaFei does not purchase at least 15,000 units under the CODA supply agreement, CODA may be required to make specific payments to us. For example, if CODA is unsuccessful in the development of its electric automobile, HaFei would not be obligated to purchase electric propulsion systems from us, but CODA would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our costs in preparing to supply electric propulsion systems to CODA, the payments are substantially less than the amount we would receive for sales of systems under the supply agreement. In addition, CODA may not have adequate funds to make any such payments to us or may otherwise contest its obligation to pay, and as a result it is possible that we may never receive any such funds. CODA may also terminate the supply agreement for any number of reasons.

We may experience challenges in launching production of electric propulsion systems on the scale envisioned under the CODA supply agreement.

We have not to date produced electric propulsion systems on the scale we intend to manufacture to fulfill our obligations under the CODA supply agreement, although we have several years of experience manufacturing motors and electronics that are smaller and operate at lower power levels. We will also need to expand our facilities, hire additional personnel, as well as acquire new equipment and tooling to launch production for CODA, which will require significant time and expense. We may not sell a sufficient number of systems to CODA or other customers to cover these expenses.

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

Neodymium, a rare earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. Neodymium is currently sourced primarily from China, and China recently indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. To the extent that we buy magnets as a finished product from a Chinese supplier, these potential limitations on neodymium ore may not impact us. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities to meet our production plans. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced extreme disruption over the last year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers and suppliers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or declining economic conditions in the United States and elsewhere, including in the automobile industry, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

In developing electric motors for use in vehicles and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. Many of our competitors have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours. These competitors also have much greater experience in and resources for marketing their products. For these reasons, potential customers may choose to purchase electric motors from our competitors rather than from us. In addition, the U.S. government has awarded substantial financial grants under the stimulus bill to several large companies who compete with us. To the extent that some of these competitors received awards under the stimulus bill in amounts greater than we have, could adversely impact our ability to compete.

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

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We are currently making substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to ramp up our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the automobile and light truck markets. Our sales of electric propulsion systems and generators in the automobile and light truck markets to date have consisted of limited quantities of evaluation and field test units. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

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

Report regarding the Company's purchase of a new facility filed December 15, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: February 2, 2010
/s/ Donald A. French
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)