Form 10-K
period 2010-03-31
UQM TECHNOLOGIES INC
filed 2010-05-24
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10869

UQM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
______________________
Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
7501 Miller Drive, Frederick, Colorado	80504
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 682-4900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of each exchange on which registered
Title of each class	NYSE Amex
Common Stock	Pacific Stock Exchange
Chicago Stock Exchange
Frankfurt Stock Exchange
Berlin Stock Exchange
Stuttgart Stock Exchange
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of September 30, 2009, based on the closing price of the Common Stock as reported by the NYSE Amex on such date was approximately $153,140,555. As of May 20, 2010, there were 36,046,667 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 4, 2010.	Part III

PART I
ITEM 1.	BUSINESS

TOC

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA, our ability to successfully expand our manufacturing facilities, the ability to sell our existing facility on terms satisfactory to us and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

General

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, aerospace, military and industrial markets. A major emphasis of the Company is developing products for the alternative energy technologies sector including propulsion systems for electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles, under-the-hood power accessories and other vehicle auxiliaries. The Company's headquarters, engineering and product development center, and motor manufacturing operation are located in Frederick, Colorado. Our primary focus is incorporating our advanced technology into products aimed at emerging markets for electrically propelled vehicles that are expected to experience rapid growth.

In June 2009 we entered into a ten year Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems to CODA Automotive's production partner, Harbin HaFei Automobile Industry Group Co. Ltd. ("HaFei"), Harbin, China. HaFei is the third largest automobile manufacturer in China. Initial shipments of production systems under the agreement are expected to begin later this calendar year and ramp up prior to scheduled deliveries of CODA's all-electric four-door sedan in the California market in the fall of 2010. CODA hopes to sell 14,000 vehicles in calendar year 2011 reaching an annual run rate of 20,000 vehicles, which, if achieved, would result in annual revenue to us well in excess of $50 million.

In August 2009 we were selected to receive a $45.1 million award from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The award was finalized in January 2010. The award provides for a 50 percent cost-share by the Company raising the total value of the project to $90.2 million. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, as well as other customers, are expected to qualify for reimbursement under the DOE program. The contract also provides for the reimbursement of qualifying pre-award expenditures incurred after August 5, 2009. Expected reimbursements under this provision for production engineering expenditures incurred through March 31, 2010 totaled approximately $1.6 million and are expected to be recorded during the first quarter of fiscal 2011 as a reduction of production engineering expense. Reimbursements received from the DOE through March 31, 2010 for capital assets acquired totaled $3.6 million, which were recorded as a reduction in the cost basis of the assets acquired.

In October 2009 we completed a public offering of 8.625 million shares of our common stock. Net cash proceeds to the Company from the offering were approximately $32 million. Proceeds from the offering are being used as matching funds under the DOE ARRA grant and the remaining portion is expected to be used for working capital and general corporate purposes.

In December 2009 we completed the purchase of a 129,304 square foot facility on a 30 acre site in Longmont, Colorado to support our expected growth in manufacturing operations. The facility, which includes approximately 30,000 square feet of office space, will house the Company's engineering, vehicle integration and headquarters staff in addition to the Company's high volume motor and electronic manufacturing operations. Approximately 15 acres of the site are available for future facility expansion. The purchase price of the facility was $7,624,729, of which $3,438,365 was funded under the DOE ARRA grant. We expect to sell our existing 28,000 square foot facility once we complete the relocation of our operations to the new facility this summer. The new facility was acquired to accommodate our planned expansion of high volume manufacturing operations for CODA Automotive's all-electric passenger vehicle program and future growth arising from the expected launch of additional production programs.

We also have entered into a marketing collaboration with BorgWarner (NYSE:BWA) on electric powertrain products for all-electric and hybrid electric passenger automobiles. We expect that BorgWarner's global presence will bring a higher level of visibility to our electric propulsion system products and result in additional business opportunities with automobile customers worldwide.

We operate our business in two segments: 1) technology - which encompasses advanced research, development and application of our proprietary motors, generators, power electronics and software; and 2) power products - which encompasses the volume manufacturing of motors, generators, power electronic controllers and related products. We were incorporated in the state of Colorado in 1967.

The Company's revenue is derived from two principal sources: 1) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers' products; and 2) the manufacture and sale of products engineered by us.

We have three principal operating companies: 1) UQM Technologies, Inc. which includes the Corporate Headquarters and Engineering and Product Development Center; and 2) wholly-owned subsidiary UQM Power Products, Inc. ("UQM Power") which is an ISO quality certified manufacturer of our products and UQM Properties, Inc. which owns our recently acquired facility in Longmont, Colorado. Each of these operating companies is located in Frederick, Colorado.

Technology

Our technology base includes a number of proprietary technologies and patents related to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of our systems.

The typical architecture of a UQM® electric machine (motor/generator) consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost), and a rotor that contains powerful rare earth permanent magnets. The stator is affixed to a housing that includes a mounting cylinder and bearings, which allow the rotor to be suspended within the stator. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor, producing rotational motion (motor operation). Conversely, the application of rotational motion by an external force results in the generation of electrical power (generator operation). UQM® machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The design features inherent to the electric machine contribute to lower usage of copper, iron and other materials generally (due to smaller package dimensions), reducing manufacturing costs compared to conventional machines of similar power. In addition, the utilization of the rare earth magnet chemistry, neodymium-iron-boron (NdFeB), in a wide-range of consumer devices such as cell phones, disk drives and medical devices, has dramatically improved the availability, performance and price of this material. This has allowed us to price our advanced motors and controls competitively with lesser performing conventional motors and controls, which we believe will accelerate the rate of commercialization of our technology.

Attributes of our permanent magnet motor/generator technology include brushless electronic commutation, a relatively large air-gap dimension (useful for hybrid electric applications where the motor is integrated with an engine or transmission), good heat rejection, minimized NdFeB magnet, iron and copper content, and low mechanical losses. As a result, UQM® machines have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging. The electromagnetic design of our machines incorporates parameters that are compatible with software control algorithms described in a later section. These parameters are essential to achieve optimized output and efficiency; i.e., the machine design and software work together to create performance advantages that are not possible without the combination.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (up to 600 amps at 400 volts), four-quadrant control (forward/reverse and motoring/generating), reduced switching losses relative to conventional technology, adaptive switch timing control and controller area network ("CAN") capability. As a result, UQM® controllers have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging.

The UQM® embedded digital signal processor (DSP) software is the intelligence that coordinates the interaction between the motor/generator and controller, as well as interfacing with a vehicle controller. Software control algorithms are an important part of the Company's intellectual property portfolio. One aspect of the software is a patented method of control referred to as Phase Timing Advancement that enables UQM® motors to deliver both high output torque at low operating speeds and high power at increasing operating speeds. We have extended the capability of Phase Advance Control by using Adaptive Control techniques. These proprietary software algorithms alter the switching strategy as a function of DC voltage, operating speed, output power and temperature to optimize system performance under dynamically changing conditions. The result is maximized output and efficiency that decreases fuel consumption in hybrid electric vehicles and increases the range of battery electric vehicles. The Company's software also optimizes the output per unit of voltage and current, maximizing the utilization of the onboard stored energy and other electrical devices by extracting power from substantially the entire electrical cycle of the motor/generator. The development and application of these proprietary control algorithms have allowed us to continue increasing the peak and continuous power output and the efficiency of our systems. In addition, our controllers now have user configurable functionality and increased data transmission speeds and response times, improving vehicle capability. Included in this functionality is the ability to switch between torque, speed, and voltage control dynamically, which is especially useful for parallel hybrids and generator applications of our technology. For vehicle developers, our Graphical User Interface provides the means to tailor UQM® systems to create the desired driving experience.

Conventional permanent magnet motor designs are limited to operating at high torque and low speeds, sacrificing highway power, or low torque and high speeds, sacrificing acceleration and hill climbing ability. Desired propulsion attributes consist of high torque to launch the vehicle from a standing-stop, with a subsequent transition to high power as the vehicle is accelerated to highway speeds. In the majority of conventional internal combustion engine powered vehicles, the transition from high torque to high power is accomplished through the multiple gear changes performed by a mechanical transmission. UQMeg; systems, incorporating proprietary DSP software technology as described above, are suited as propulsion drives in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles due to their ability to power a vehicle from a standing-stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight, complexity and cost of mechanical transmissions.

The ability to provide both high torque and high top speed creates additional advantages in military vehicles. High torque at low speed translates into obstacle and grade climbing capability that is more challenging in an off-road environment, while high speed enables pursuit, dash and evasive maneuvers as well as convoy transport. Conventional propulsion systems meet the high torque and high road speed requirements by using a transmission and additional gearing beyond that used for commercial vehicles. UQM's performance has proven to address the requirements of military and off-road vehicles with simplified transmissions, providing opportunities in these markets.

We have also developed auxiliary electronic products that support systems unrelated to propulsion. We currently manufacture proprietary DC-to-DC converters that convert energy from 250 volt to 450 volt vehicle battery packs to 12 volts to power lower voltage devices onboard these vehicles. We have also recently developed a high voltage DC-to-AC inverter with output efficiencies of up to 93 percent for use within electrified vehicles. Our inverters convert DC power stored in vehicle battery packs with nominal operating voltages of 340 volts DC to high quality 110 volt AC power.

During fiscal year 2010, we were granted a new US patent that relates to the Company's motor/generator technology. U.S. Patent No. 7,598,645 is titled Stress Distributing Permanent Magnet Rotor Geometry for Electric Machines. This technology covers machine geometry that incorporates two methods of torque production in a way that optimizes the electromagnetic and mechanical performance of the machine. These two methods are referred to as magnet and reluctance torque. Centrifugal forces internal to the rotor are distributed to the strongest sections of the rotor steel, allowing the weaker sections to be electromagnetically optimized for greater reluctance torque contribution. The result is higher output torque and higher top speed, which fits UQM's ongoing effort to address the performance of both commercial and military vehicle applications.

We have three U.S. patent applications pending related to new technology: two that relate to electric machines and the other related to inverters. We are also performing internally funded research and development to continually improve the functionality of the microprocessor software we use to intelligently control our motor/controller system. These enhancements include the following: additional user-selectable and adaptive algorithms that optimize system operation as a function of vehicle-level variables, refined generator voltage regulation to facilitate improved voltage and battery pack management, and further improvements in system efficiency and power output through advances in motor control algorithms. For electric machines, the U.S. Navy has awarded us a contract to apply and extend our recently patented motor technology within shipboard auxiliary applications, beginning with valve actuators. For controllers, UQM is working to obtain funding to continue work that is directed toward the development of high temperature power switching devices using silicon carbide.

The majority of our research and development activities are the result of projects contracted with and funded by customers, for which we typically retain intellectual property rights in the resulting technology developed. Customer funded development activities are recorded in our financial statements as contract services revenue and the associated development costs are shown as costs of contract services. Internally-funded research and development expenditures are charged to research and development expense when incurred.

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

CODA Automotive Program

In June 2009 we entered into a ten year Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems to CODA Automotive's production partner, HaFei. Initial shipments of production systems under the agreement are expected to begin later this calendar year and ramp up prior to scheduled deliveries of CODA's full performance all-electric four-door sedan in the California market in the fall of 2010. CODA hopes to sell 14,000 vehicles in calendar year 2011 reaching an annual run rate of 20,000 vehicles, which, if achieved, would result in annual revenue to us well in excess of $50 million.

The CODA all-electric sedan was developed by CODA's internal team of engineers working with multiple external engineering partners, including Porsche Engineering. The vehicle is propelled by a 100 kW UQM® PowerPhase® electric propulsion system and is expected to carry a 5-star crash worthiness rating and sell in the mid $30,000s after a $7,500 Federal tax credit. Powered by a 33.8 kWh lithium-ion battery, the vehicle is expected to have a range between charges of 90 to 120 miles depending on individual driving habits. The onboard charger plugs into a 110V or a 220V outlet and can charge for a 40-mile commute in approximately two hours (full charge in less than six hours) at 220V.

The CODA electric sedan chassis will be assembled and tested, incorporating the UQM® power-train on an existing large-scale assembly line operated by HaFei. Hafei is one of the premier production and R&D companies in China and is China's third largest automobile manufacturer. Hafei has over 575,000 square meters of production facilities and 11,000 employees.

CODA announced that the battery system is being supplied by a joint venture between CODA Automotive and Tianjin Lishen Battery Co. ("Lishen"). Lishen is one of the world's largest manufacturers of lithium-ion cells and a key supplier to Apple, Motorola, Samsung and Vodafone, among others. In March 2010, the CODA-Lishen joint venture announced that it had secured $100 million in committed equity capital and received a commitment for a $294 million line of credit from the Bank of Tianjin Joint-Stock Co., Ltd. CODA is working to establish U.S. based manufacturing of their joint venture batteries.

We understand that CODA is also working to establish final vehicle assembly in Southern California where at a minimum the battery system would be installed in the chassis produced by Hafei. It is likely, that over time, the UQM propulsion system and other US- sourced components would be assembled into the vehicle in Southern California, rather than China.

CODA advertises that the CODA sedan is backed by a three-year/36,000 mile warranty and an eight-year/100,000 mile battery warranty.

CODA Automotive states its strategy is to design, brand, market and distribute electric vehicles utilizing manufacturing partnerships which allow it to develop vehicles rapidly in a flexible manner - avoiding the traditionally capital-intensive nature of the automobile business. CODA expects to employ a direct distribution model, with initial sales of the all-electric sedan commencing in the late fall of 2010 in California. CODA plans to have vehicle maintenance and service performed through an outsourced network comprised of brand name car service partners. CODA Automotive has announced that to date it has raised $125 million in capital to facilitate the execution of its business plan.

Other announced suppliers to the CODA program include: Continental (electronic stability control); Delphi (DC to DC converter and electric power steering); BorgWarner (transaxle); Hella (electric vacuum pump); Energy CS (battery management system); Lear (battery charger); OMITEC (main controller); and Mitsubishi (electric AC compressor).

U.S. Department of Energy Stimulus Grant

On January 13, 2010 (the "Grant Date"), we executed an Assistance Agreement (the "Agreement") for a $45,145,534 grant (the "Grant") with the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act (the "Stimulus Act"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. We were one of seven component manufacturers selected for an award and the only small business under the component category. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

The $45.1 million size of the Grant is based on the estimated cost of a project to implement high volume manufacturing operations provided in our application to the DOE under the Electric Drive Vehicle Battery and Component Manufacturing Initiative. Funding for qualifying project costs incurred during the period commencing August 5, 2009 through June 26, 2010 is initially limited to $8.1 million until the following conditions are satisfied: 1) review and approval of our accounting system by the DCAA; and 2) mutual agreement by the parties on an updated total estimated cost of the project. In the event either condition is not satisfied by June 26, 2010, the Grant may be terminated. In addition, we are required, no later than January 12, 2011, to provide the DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE.

The Grant is also subject to our compliance with certain reporting requirements. As specified in the Act, we are required to use the Grant funds in a manner that maximizes job creation and economic benefits. The Stimulus Act and the Agreement impose minimum construction wages and labor standards for projects funded by the Grant and some sourcing restrictions.

If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

While UQM has exclusive patent ownership rights for any technology developed with Grant funds, we are required to grant the DOE a non-exclusive, non-transferable, paid-up license to use such technology.

The Grant has numerous benefits to the Company and its shareholders including: 1) substantially reducing the Company's cost of capital; 2) substantially mitigating the financial risk of facilitizing to manufacture products for an emerging market; 3) substantially reducing product qualification and testing costs; and 4) improving product margins on products manufactured on equipment subsidized by the Grant.

At March 31, 2010 we had received reimbursements from the DOE under the Grant for facilities and equipment totaling $3.6 million and had approximately $1.6 million of contingently reimbursable engineering costs related to product qualification and testing which we expect to receive in the first quarter of fiscal 2011. Further, we expect to record in the quarter that the contingency is removed, a reduction of expense of a corresponding amount.

Manufacturing

It is our primary objective to become a major manufacturer of electric motor, generator and other power electronic products that incorporate our proprietary technology and to supply these products to electric, hybrid electric and fuel cell electric vehicle manufacturers and/or their Tier 1 suppliers. To this end, in December 2009 we acquired a 129,304 square foot facility on a 30 acre site in Longmont, Colorado to support our expected growth in manufacturing operations. We are in the process of establishing semi-automated production cells at this facility with the capacity to produce 20,000 units per shift of our automotive qualified 100 kW PowerPhase® electric motor and motor controller for the CODA program. We expect to have these cells in operation in August 2010 to support the launch of the CODA program later this year. We expect to add additional production capacity in this facility coincident with future demand.

We currently manufacture a truck qualified DC-to-DC converter for Eaton Corporation as part of their hybrid electric power system for the heavy truck market, as well as for other electric and hybrid electric vehicle manufacturers. We have a dedicated manufacturing cell for these electronic boxes that includes the robotic application of sealant, sixteen hours of burn-in cycling between hot and cold temperature extremes, pressure testing for cooling leaks and complete functional testing.

We also have a production cell for the assembly of our larger frame size, higher power lower volume prototype motors. The annual capacity of this cell is approximately 5,000 systems per shift per year.

The foregoing products are currently manufactured at our 28,000 square foot ISO 9001:2000 quality certified facility in Frederick, Colorado. We expect to relocate all of our manufacturing operations to our new facility over the next three months. After completion of the relocation, we expect to sell our existing manufacturing facility.

Over the last several years we have established a production engineering group with decades of manufacturing design and production experience, much of which is specific to the automotive industry. Today, this team consists of nearly twenty professionals. In the last two years we have made significant improvements in manufacturing systems, facilities and space utilization and we have adopted the Advanced Product Quality Planning ("APQP") automotive procedures.

In order to ensure our cost competitiveness, we have adopted a manufacturing strategy for the near term of designing all product components and then sourcing these parts with quality suppliers. Final assembly, testing, pack-out and shipping of the product is performed at our Colorado facility. We have established relationships with many high-quality, low-cost suppliers, including a number of international companies. Future plans are to continue the development and introduction of more advanced and automated manufacturing systems which we believe will ensure our competitiveness in new and emerging markets.

We are primarily focused on launching high volume production of electric propulsions systems for CODA and potentially other electric and hybrid electric vehicle customers. We believe that the Company is well positioned to leverage its technology and pursue and win additional high volume production programs with major automotive, truck, bus and military vehicle OEMs and/or their Tier 1 suppliers.

Emerging Markets

Potentially large markets are developing as a result of the electrification of a wide-range of vehicle platforms. The electrification of vehicles is being pursued for a variety of application specific reasons including: 1) improved fuel economy, 2) lower vehicle emissions, 3) greater reliability and lower maintenance, 4) the need for higher levels of available onboard electric power to run electrical devices, and 5) improved performance and vehicle control. Of these reasons, improved fuel economy has emerged as a significant factor in the development and potential rate of growth of the emerging vehicle electrification markets as crude oil prices are expected to resume their rise, and consumers and businesses alike have to contend with higher gasoline and diesel prices. This trend toward higher fuel prices is expected to continue for the foreseeable future, driven by tight supply levels, geopolitical turmoil in key oil producing countries and expected future increases in world demand, driven principally by escalating consumption of fossil fuels by developing countries such as China and India. In addition, government regulations mandating reductions in pollutants from diesel engines are expected to further accelerate the trend toward electrification as increasingly stringent regulations continue. Further, Corporate Average Fuel Economy (CAFE) standards recently received their first overhaul in more than 30 years.

The Energy Independence and Security Act of 2007 requires, in part, that automakers boost fleetwide gas mileage to 35 mpg by the year 2020. This requirement applies to all passenger automobiles, including "light trucks." Other recent government legislation, including the Advanced Technology Vehicles Manufacturing Incentive Program and the American Recovery and Reinvestment Act of 2009, encourage the development and introduction of environmentally friendly vehicles. A partial listing of some of the more notable provisions of this legislation includes:

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

  Grants for the development of clean vehicles and clean vehicle component technology

  Grants for the development of a "smart" electric grid

The electrification of conventional vehicles, ranging from passenger vehicles and over-the-road trucks, to off-road vehicles such as agricultural tractors, construction equipment and military vehicles, can potentially offer improvements in fuel economy and emissions. Today, nearly all conventional vehicles are powered by a gasoline or diesel fueled internal combustion engine that converts the energy stored in the fuel to rotating power out of the engine. The power out of the engine's rotating shaft is used to propel the vehicle and operate all of the vehicles auxiliaries either directly with belts, pulleys and gears or indirectly through electricity generated from a belted alternator.

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

25-35% efficient

65-75% inefficient

Usable IC
engine energy
Waste heat

with efficiency measured from fuel power in to shaft power out

UQM electric propulsion system is

80-95% efficient

5-20% inefficient

+
−
Usable electric
motor energy
Waste heat

with efficiency measured from electric power in to shaft power out

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

  Series hybrids - Series hybrid vehicles contain a greater degree of electrification than parallel hybrids. In a typical series hybrid vehicle, all of the motive power for the vehicle is supplied by electric motors, thereby eliminating conventional driveline components such as the transmission and drive shaft. Generally, series hybrids contain a larger amount of batteries to store electrical energy and the engine's principal function is to turn a separate generator to produce the electrical energy necessary to maintain the state of charge of the onboard battery pack. These onboard engine generators are often referred to as auxiliary power units (APUS) or range extenders. As in a parallel hybrid, during braking operations the electric motor is switched to power generation mode and used to recapture energy that is normally lost as brake heat in conventional vehicles. The stored energy is then consumed by the electric motor in the next acceleration cycle. Also, as in the parallel hybrid, a series hybrid vehicle has sufficient battery charging capacity to be self-sustaining, thereby eliminating the need to plug the vehicle into the electric power grid. Because the engine serves as an under-the-hood power plant, series hybrids typically have large amounts of available onboard power to perform additional functions while the vehicle is operating or when it reaches its final destination. Depending on vehicle configuration and duty cycle, series hybrids can achieve fuel economy improvements of 35 to 50 percent.

  Plug-in hybrids - A plug-in hybrid vehicle can be configured as either a parallel or a series hybrid. What distinguishes this category of hybrid is that it is designed to operate in all-electric only mode for a range of 20 to 40 miles and be charge depleting therefore requiring it to be periodically plugged in and recharged from the electric grid. Because a portion of the energy consumed by a plug-in hybrid vehicle is acquired at a relatively low cost from the electrical grid in addition to the efficiencies obtained from its hybrid configuration, this category of vehicle can achieve fuel economy improvements of 60 to 75 percent.

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

We have developed and commercialized several products for existing markets. These products include a fan blower motor and a compressor drive motor that are used in aircraft air conditioning systems manufactured by Keith Products, Inc., a vehicle auxiliary actuator motor for a product manufactured by Lippert Components, Inc. and an electric brake actuation motor that is used in selected golf carts manufactured by Club Car, Inc.

We expect to continue to commercialize both technologically advanced and low cost products that we develop to customer specifications in selected large, established markets.

Markets We Serve

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

We believe that our technology and products are well-suited for application in a wide-range of vehicles as the trend toward electrification continues to gain momentum. In this regard, we have focused our attention on several markets where we believe we can most effectively compete and which we expect will have higher than average rates of growth and expansion. A brief description of each of these markets follows:

Passenger automobiles and light trucks - In past years, approximately 16 million passenger automobiles and light trucks were sold in the United States each year, although these production levels have declined dramatically over the last year to a current annual rate of approximately 11 million units. Over the last several years a market has developed for automobiles that are powered by hybrid electric powertrains. These vehicles have good performance and provide above average fuel economy compared to conventional automobiles. Several automakers have introduced vehicle models incorporating hybrid electric powertrains including Toyota, Lexus, Nissan, Honda, Ford, Saturn, and General Motors. These automakers to date are using hybrid electric powertrains that they have developed themselves or have acquired from other automakers or existing Tier 1 automotive suppliers. Many of these automobile companies are also developing fuel cell or battery-powered vehicles that they hope to introduce at a future date. Several automakers have also announced plans to introduce all-electric passenger vehicles in the coming years, the most highly publicized of which is Nissan's all-electric Leaf passenger vehicle. We have recently shipped electric and hybrid electric propulsion systems and /or generators to eight international automobile companies for use in vehicle development programs. Of this group, one customer Citroen, has publicly announced that it is testing a Citroen C4 Hybrid Rally Car powered by a UQM® PowerPhase® 125 electric propulsion system and UQM® PowerPhase® 75 generator.

In addition to established automakers, there are a variety of small entrepreneurial companies that are developing and hope to commercialize electric, hybrid electric and/or plug-in hybrid electric cars. Although many of these companies lack substantial financial resources and/or significant automobile industry experience, they are pursuing a variety of strategies to introduce these types of automobiles into either niche markets, such as for fleet users or high-end luxury sports car buyers, or the consumer vehicle market generally. Should any of these companies be successful in commercializing their product offerings, it could cause the growth rate of this market to accelerate significantly. These companies are generally using electric or hybrid electric powertrains that they have developed themselves or have been developed by other entrepreneurial companies. We have recently shipped electric and hybrid electric propulsion systems and/or generators to eight of these companies, including CODA Automotive which is launching an all-electric four -door sedan powered by a UQM® PowerPhase® electric propulsion system. See also the "CODA Automotive Program" above.

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

We are currently supplying an automotive qualified DC-to-DC converter to Eaton Corporation which is used onboard medium and heavy-duty hybrid trucks. We have also developed a DC-to-AC inverter that we expect to sell into the truck market to meet the growing onboard and export power requirements of hybrid trucks. Some medium and heavy-duty hybrid electric trucks manufactured by customers of Eaton currently have our DC-to-DC converter on board. We expect the medium and heavy-duty hybrid electric truck market to grow at an accelerating rate as potential customers for these vehicles gain a greater understanding of their operational, environmental and economic advantages. In addition to our supplier relationship with Eaton, we have been and expect to continue to be in discussion with truck OEMs regarding potential niche vehicle programs. We have supplied electric and hybrid electric propulsion systems to a number of truck manufacturers including ZeroTruck™ and Electric Vehicle International for all-electric medium-duty delivery trucks. The ZeroTruck7trade; is available on the GSA schedule for purchase by government agencies.

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

We also are the propulsion system supplier for electric buses being developed and produced by Proterra LLC, Golden, Colorado. The 37-foot composite body bus is being developed in both an all-electric battery and plug-in hybrid configuration. Proterra recently announced their plans to build a 200,000 square foot bus manufacturing facility in South Carolina.

There are a variety of specialty on-road manufacturers of conventional vehicles who represent an opportunity for us to further expand the deployment of our products, and we intend to continue to pursue the commercialization of our products for these applications.

Off-road vehicles - There are a wide-range of off-road vehicles sold in the United States each year. These vehicles range from small - wheelchairs, golf carts, fork trucks, riding lawn mowers, snowmobiles, all-terrain vehicles, etc., - to large construction, agricultural and mining equipment. The markets for small vehicles are typically characterized by relatively high volumes, low power levels and commodity pricing. We expect to continue to compete selectively in small off-road vehicle markets where the customer requires advanced technology or superior performance and where acceptable gross profit margins are obtainable.

The market for large equipment - tractors, construction, mining and other specialty equipment - possesses many of the same characteristics as the over-the-road truck market described above. In recent years, it is estimated that approximately 500,000 of these vehicles were sold in the United States annually. Accordingly, we expect these vehicle manufacturers to purchase products with similar specifications as those required in the over-the-road truck and bus markets from suppliers who have developed technologically advanced electric motors and power electronic energy management controls that can be applied to their vehicles. Although these vehicles are produced in relatively lower volumes, they nevertheless represent a substantial opportunity due to higher power levels, substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We have provided systems to several large off-road vehicle developers for both electric propulsion and under-the-hood auxiliary applications.

We have also developed electric power products for the aircraft and aerospace market and the boat and marine market. In the aerospace market, we have developed electric auxiliary motors and controllers used in aircraft air conditioning systems. We have also developed auxiliary power units for the generation of onboard power and propulsion systems for various boat applications. We believe that some of the fuel efficiency benefits of vehicle electrification can be realized in the boat and marine market. Although our focus is primarily on land applications, we will continue to leverage our technology and products in these potentially large niche markets as opportunities present themselves.

Military vehicles - The U.S. military purchases a wide-range of ground vehicles each year including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield. The military is particularly interested in the electrification of vehicles because the attributes that these vehicles possess offer exceptional potential for the military to achieve its long-term objectives of developing a highly mobile, lethal fighting force. Fuel economy improvements in military vehicles transfer into substantial savings in support infrastructure and transportation costs associated with transporting fuel to the battlefield, which is typically thousands of miles from the United States. For example, if fuel economy improvements of 25 percent are achieved in the average truck, a corresponding amount of fuel does not have to be transported and therefore a corresponding number of airplanes or tankers are not required in the transportation process. Also, the availability of onboard electrical power on military vehicles opens up new opportunities for the development of sophisticated surveillance, detection and battlefield monitoring equipment and for laser, microwave and electrical pulse weapon systems. It is estimated that the military purchases approximately 8,000 trucks per year and greater numbers during periods of armed conflict. As is the case with large off-road equipment, these vehicles are produced in relatively lower volumes, operate at higher power levels, have substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We have, over the last several years, been working with a number of military contractors and vehicle makers including DRS Technologies, AM General, BAE Systems, Boeing, General Dynamics and others, on prototype hybrid electric vehicles, high export power generators, electric auxiliaries, DC-to-DC converters and DC-to-AC inverters. Although this market has not yet emerged, we believe that it may begin to soon, driven by the availability of hybrid electric components in the commercial truck market that operate at similar power levels as those required by many military vehicles.

Vehicle to Grid Systems - There is also a developing industry initiative termed "vehicle-to-grid", or "V-to-G", to potentially make available for use on the electric utility grid, the large amount of energy in battery electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. Under this initiative, protocols, guidelines and electronic and software technologies are being developed to allow for the intelligent transfer of electric power from these vehicles to the electric power grid. There are different versions of the vehicle-to-grid concept: 1) A hybrid or fuel cell vehicle, which generates power from storable fuel, uses its generator to produce power for a utility at peak electricity usage times. Here the vehicles serve as a distributed power generation system; and 2) A battery-powered or hybrid vehicle which uses its excess rechargeable battery capacity to provide power to the electric grid during peak load times. These vehicles can then be recharged during off-peak hours at cheaper rates while helping to absorb excess nighttime generation. Here the vehicles serve as a distributed battery storage system to buffer power.

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

Marketing

We market our products in a variety of different ways depending on the end market and the complexity of the product. The majority of our opportunities come from customers who contact us directly as a result of our reputation, advertising, trade show attendance, web site or customer/partner word of mouth recommendations.

In the emerging markets for clean vehicles we market through the following channels:

  Direct Sales

  Vehicle Integrators - This marketing channel is characterized by the development of a relationship with companies that perform contract services for vehicle makers worldwide. Many of these companies have substantial autonomy to source vehicle components at the earliest stages of a vehicle development program. Through our multi-year relationships of supplying many of these companies with our products, we have been able to develop and foster within their organizations a confidence in the performance characteristics, ease of application and durability of our products that have led to additional early stage placements of our products in automakers vehicle development programs.

  Cooperative Marketing Arrangements - These arrangements typically are characterized by nonexclusive marketing cooperation with other vehicle component developers and manufacturers where marketing partners introduce UQM® products to prospective customers who are considering a component being sold by our marketing partner and vice versa. For example, we currently have an active cooperative marketing arrangement with BorgWarner, who has developed a transaxle for all-electric and hybrid vehicles that is matched to our PowerPhase® 100 kW propulsion motor.

In existing markets, we identify potential opportunities primarily through the efforts of our National Sales Manager who seeks to identify motor and electronic product applications where our technology can reduce the size, enhance the performance or improve the efficiency or a combination of the foregoing at price points the same as or better than the prospective customers current supplier.

Funded development projects are typically secured through a technical selling process that encompasses the submission of an engineering proposal by our engineering staff in response to a request for proposal or from other methods designed to find and identify customer funded development opportunities within our area of expertise.

Our Opportunity

We have developed a range of products including electric propulsion motors, generators, power electronic controllers and other power electronic products that we believe are ideally suited to the emerging markets for electric, hybrid electric and fuel cell electric vehicles.

Hybrid electric passenger vehicle sales have grown substantially since their introduction in the North American market in 2000, with over one million units being sold. As a result, the fuel economy and emission benefits of hybrid electric technology are broadly understood by consumers worldwide. This, in concert with $25 billion of potential government grants and loans for the manufacture of clean vehicles under the Advanced Technology Vehicles Manufacturing Incentive Program, $2.4 billion of grants under the ARRA's Electric Drive Vehicle Battery and Component Manufacturing Initiative (under which we received a $45.1 million award), higher oil prices, tax credits for hybrid electric vehicle purchasers, stricter government emission regulations and growing environmental consciousness, has generated market demand for this class of vehicle.

Until recently, passenger vehicle makers have elected to develop their own electric and hybrid electric systems and components, either individually or in cooperation with Tier 1 automotive suppliers; however, we have supplied our propulsion systems to numerous international automotive manufacturers as part of their electric and hybrid electric vehicle development activities over the last eighteen months. Should any of these automakers elect to utilize our products in future model launches, it would have a material impact on our future rate of growth.

We believe that the launch of high volume manufacturing of our PowerPhase® 100 kW electric propulsion system for CODA Automotive later this calendar year will give us a substantial "first mover" advantage as a Tier 1 supplier to the clean vehicle market. Specifically, the introduction of our products that have been fully automotive qualified in commercial quantities will provide substantial economies of scale, permitting us to achieve production costs and pricing that will be difficult for others who have not launched similar high volume production to compete with. We expect that this pricing and product availability advantage will allow us to further expand the roster of automobile makers who select our propulsion systems for there future vehicle programs.

In addition to the passenger automobile market, vehicle makers of all types have been evaluating the potential of applying electric and hybrid electric technology to their vehicle platforms. Of these manufacturers, medium and heavy-duty truck and bus builders and military manufacturers have been the most active, driven by the performance and fuel economy advantages available from this technology, the availability of large amounts of onboard and exportable power and stricter diesel emission mandates.

International Truck and Engine Corporation, a Navistar Company, currently offers for sale a diesel electric medium-duty truck, the International® DuraStar™ Hybrid. Similarly, Peterbilt Motors Company, a division of PACCAR Inc., offers for sale its Model 330 and Model 335 medium-duty hybrid electric trucks, and Freightliner Trucks, a division of Daimler Trucks North America LLC has introduced its Business Class® M2e hybrid electric Truck. All of these truck manufacturers use the Eaton Corporation hybrid electric system. Our automotive certified DC-to-DC converter which we manufacture for Eaton Corporation is installed on many of these hybrid trucks. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets other than mass-market passenger automobiles. Should these products receive broad customer acceptance, as we expect they will, additional opportunities will likely develop over time for our company.

The operating characteristics of electric motors for vehicle propulsion are different from those of more conventional industrial motors. Propulsion motors ideally deliver high levels of torque efficiently at slow rotational speeds and possess the ability to transition from high torque to high speed over a relatively constant power curve allowing, in many cases, the elimination of conventional transmissions. Our proprietary propulsion systems have been specifically developed for these applications and deliver exceptional torque and high rotational speeds in a compact, energy efficient machine. We believe that our portfolio of propulsion motors, generators, power electronic controllers and related electronic products has well positioned our company to compete effectively in these emerging markets. Electric and hybrid electric vehicle makers to-date have generally adopted a 340-volt electrical system to deliver the energy from the battery pack to the electric components and vice versa. Conventional gasoline vehicles generally have a 12-volt electrical system that operates dashboard instruments, lights, horns, etc. The higher electrical system voltages of electric and hybrid vehicles are creating opportunities for companies such as ours to enter the automotive market with a wide-range of under-the-hood auxiliaries including generators and motors to drive water, oil and power steering pumps, air conditioning compressors, and cooling fans, that operate at the new higher voltage.

We are currently investing substantial amounts of human resource and capital on establishing the manufacturing infrastructure to meet CODA Automotive's requirements as well as the potential production requirements of our other existing and future customers. As the markets for our customers' clean vehicles expand, we expect to make additional investments in support of our strategy to aggressively introduce automotive certified products to satisfy our customers' requirements.

We also expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products by our customers. In parallel to these activities in emerging markets, we expect to continue to pursue additional production opportunities for our proprietary technology in existing markets where the performance of our products can provide our customers with a competitive advantage in the markets they serve.

Business Segments

At March 31, 2010, we had two reportable segments. These reportable segments are strategic business units that offer different products and services and are managed separately because of their different business strategies.

Technology Segment

Our technology segment encompasses the operations of our Engineering and Product Development Group. The Engineering and Product Development Group is equipped with research and development laboratories, prototype build and test facilities for electric motors, generators, power electronic controllers, software, and vehicle integration activities. In addition, we currently lease 6,000 square feet in a nearby facility where we perform vehicle integration activities. The technology segment conducts customer funded and internally-funded research and engineering activities directed toward: 1) the development of new motors, generators, and power electronic controllers to meet the requirements of customers' specific product applications; 2) integration of our motors, generators and power electronic controllers into customers' products; and 3) support of our power products segment and the low volume manufacture of motors, generators and power electronic controllers.

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

The technology segment has developed advanced electric propulsion systems and components which we hope to market to vehicle OEMs and their Tier 1 suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Lexus, Honda, Ford and General Motors. In the larger vehicle markets, International Truck and Engine Corporation, Freightliner Trucks and Peterbilt Motors Company offer hybrid electric medium-duty trucks and Caterpillar, Inc. produces a belt-less engine/electric tracked bulldozer. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric and all-electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Toyota, Honda, General Motors, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova, Continental, Magna, Remy, Bosh and Azure Dynamics.

The power products segment competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. We face substantial competition on a continuing basis from numerous companies, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. We believe our principal competitors include Advanced DC Motors, General Electric, Rockwell International, Hitachi, Hyundai, Toshiba, Siemens, Delphi, Danaher,  L-3 Communications, Enova, Continental, Magna, Remy, Bosh and Azure Dynamics.

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

In 2007, we filed patent applications for a stator design in the United States, Canada, and Europe. These applications are currently pending.

In 2007, we filed patent applications for a permanent magnet rotor geometry for permanent magnet electric motors in the United States, Canada, and Europe. The United States application issued as U.S. Patent No. 7,598,645. The Canadian and European applications are currently pending.

In January 2009, we filed a U.S. patent application for a distributed generation power system having an integrated electric utility meter and inverter system, including the physical design, placement and interconnection of the integrated electric utility and inverter system.

In November 2009, we filed a US patent application for a rotor for a permanent magnet electric machine. This application is pending. We may file corresponding applications for this invention in one or more foreign countries.

In 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.  This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. Royalty payments under this agreement for the fiscal years ended March 31, 2010, 2009 and 2008 were $25,349, $39,850 and $32,988, respectively.

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

Backlog

Our technology segment had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $1.1 million, and an order backlog for prototype motors and controllers of approximately $1.9 million at April 30, 2010, compared to $0.7 million and $2.0 million, respectively at April 30, 2009. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next fourteen months and ship motor and controller backlog products over the next twelve months.

Our power products segment had an order backlog of approximately $3.1 million at April 30, 2010 compared to $3.0 million at April 30, 2009. Many orders are issued to us as blanket purchase orders subject to the issuance of subsequent release orders which direct the number and timing of actual deliveries. Substantially all of the backlog amounts at April 30, 2010 and 2009 are subject to amendment, modification or cancellation. We expect to ship all backlog products within the next twelve months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from Lippert Components, Inc., which is also a customer of our power products segment, was $821,509, $635,144, and $1,271,502 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, representing 9.5 percent, 7.3 percent and 16.9 percent of consolidated total revenue, respectively. This customer also represented 17.4 percent and nil of consolidated total accounts receivable at March 31, 2010 and 2009, respectively. Inventories consisting of raw materials, work-in-process and finished goods for Lippert Components, Inc. were 6.8 percent and 26.7 percent of consolidated total inventories at March 31, 2010 and 2009, respectively. Revenue from the Denver Regional Transportation District, which is a customer of our Power Products segment, was $82,976, $3,337, and $864,540 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively; representing 1.0 percent, nil, and 11.5 percent of consolidated total revenue, respectively. This customer also represented 0.9 percent and nil of total accounts receivable at March 31, 2010 and 2009, respectively. We did not have any raw materials, work-in-process or finished goods inventory for the Denver Regional Transportation District at March 31, 2010 and 2009. Revenue from Quantum Fuel Systems Technologies Worldwide Inc., which is also a customer of our power products segment, was $13,115, $1,360,909, and $256,393 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, representing 0.2 percent, 15.6 percent, and 3.4 percent of consolidated total revenue, respectively. This customer also represented 2.6 percent and 15.8 percent of total accounts receivable at March 31, 2010 and 2009, respectively. We did not have any raw materials, work-in-process or finished goods inventory for Quantum Fuel Systems Technologies Worldwide Inc. at March 31, 2010 and 2009.

When we begin delivery of electric propulsion systems to CODA under our ten year supply agreement, currently projected for late 2010, CODA is expected to become a significant customer.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $2,488,321, or approximately 28.6 percent of our consolidated total revenue, for the year ended March 31, 2010, $1,989,872 or approximately 22.8 percent of our consolidated total revenue, for the year ended March 31, 2009 and $2,329,248, or approximately 31.0 percent of consolidated total revenue, for the year ended March 31, 2008. Accounts receivable from government-funded contracts represented 7.6 percent and 5.6 percent of total accounts receivable as of March 31, 2010 and 2009, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $1,807,063, $434,181 and $565,663 which represented 20.8 percent, 5.0 percent and 7.5 percent of our consolidated total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. This customer also represented 7.6 percent and nil of consolidated total accounts receivable at March 31, 2010 and 2009, respectively. Inventories consisting of raw materials, work-in-process and finished goods for AM General LLC were 12.8 percent and 2.7 percent of consolidated total inventories at March 31, 2010 and 2009, respectively.

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

On January 13, 2010 (the "Grant Date"), we executed an Assistance Agreement (the "Agreement") for a $45,145,534 grant (the "Grant") with the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act (the "Stimulus Act"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

Funding for qualifying project costs incurred during the period commencing August 5, 2009 through June 26, 2010 is initially limited to $8.1 million until the following conditions are satisfied: 1) review and approval of our accounting system by the DCAA; and 2) mutual agreement by the parties on an updated total estimated cost of the project. In the event either condition is not satisfied by June 26, 2010, the Grant may be terminated. In addition, we are required, no later than January 12, 2011, to provide DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE.

If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

At March 31, 2010 we had received reimbursements from the DOE under the Stimulus Grant for facilities and equipment totaling $3.6 million and had approximately $1.6 million of contingently reimbursable engineering costs related to product qualification and testing which we expect to receive in the first quarter of fiscal 2011. Further, we expect to record in the quarter the contingency is removed a reduction in expenses for a corresponding amount.

Employee and Labor Relations

As of April 30, 2010, we had 69 total employees, of whom 68 are full-time employees. We have entered into employment contracts with four of our executive officers. All of these contracts expire on August 22, 2012. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Anyone seeking information about our business can receive copies of our 2010 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, PO Box 439, Frederick, CO 80530-0439; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select "Investor Relations" and "SEC Filings." Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.

ITEM 1A.	RISK FACTORS

TOC

Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2010	2009	2008

Net loss	$ 4,140,872	$ 4,402,019	$ 4,586,105

As of March 31, 2010 we had accumulated deficit of $73,566,111.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2011 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the fiscal year ended March 31, 2010 was $4,140,872 versus a net loss for the fiscal years ended March 31, 2009 and 2008 of $4,402,019 and $4,586,105, respectively. At March 31, 2010, our cash and short-term investments totaled $30,148,783. We expect our losses to continue through at least March 31, 2011 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

On January 13, 2010, we finalized a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. This Award is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. The payment of the incurred costs under the award has been limited to $8.1 million through June 26, 2010 until various conditions are satisfied. These conditions include 1) DOE's review and approval of our accounting system; and 2) mutual agreement of an updated total estimated cost of the project. In the event either condition is not satisfied by June 26, 2010 the grant may be terminated. In addition, we are required within one year after the effective date of the award to provide DOE with an additional updated total estimated cost of the project along with firm commitments for our 50 percent share of the total estimated cost of the project. We have already obtained $32 million as proceeds from our October 2009 stock offering that may be used for the project. If all such funds have not been secured, we must submit by such a date, a funding plan to obtain the remainder of such funds that is acceptable to the DOE. In the event we do not satisfy the foregoing contingencies, the award may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the contingencies contained in the award, we can not assure that the contingencies will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

We have not to date produced electric propulsion systems on the scale we intend to manufacture to fulfill our obligations under the CODA supply agreement, although we have several years of experience manufacturing motors and electronics that are smaller and operate at lower power levels. We will also need to hire additional personnel, as well as acquire new equipment and tooling to launch production for CODA, which will require significant time and expense. We may not sell a sufficient number of systems to CODA or other customers to cover these expenses.

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

Our electric propulsion systems use rare earth minerals and unavailability or limited supply of these minerals could prevent us from manufacturing our products in production quantities or increase our costs.

Neodymium, a rare earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. Neodymium is currently sourced primarily from China, and China recently indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. To the extent that we buy magnets as a finished product from a Chinese supplier, these potential limitations on neodymium ore may not impact us. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities, or in a timely manner, to meet our production plans. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

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

Although our electric propulsion systems may be used in a wide variety of products, the market for electric and hybrid vehicles is fairly new. At the present time, batteries used to power electric motors have limited life and require several hours to charge, and charging stations for electric motors are not widely available. Electric and hybrid vehicles also tend to be priced higher than comparable gasoline-powered vehicles. As a result, consumers may experience concerns about driving range limitations, battery charging time and higher purchase costs of electric or hybrid automobiles. If consumer preferences shift to vehicles powered by other alternative methods, or if concerns about the availability of charging stations cannot be overcome, the market for all-electric cars, and therefore our electric propulsion systems, may be limited. In addition, our electric propulsion systems are incorporated in buses used for mass transit in several U.S. cities. If passenger traffic in these mass transit systems declines, demand for our products may also decrease.

The popularity of alternative fuel based vehicles and "green energy" initiatives are highly dependent on macro-economic conditions, including oil prices and the overall health of the economy. When oil prices fall, interest in and resources allocated to the development of advanced technology vehicles and propulsion systems may diminish. The recent downturn in the world economy also has severely impacted the automotive industry, slowing the demand for vehicles generally and reducing consumers' willingness to pay more for environmentally friendly technology.

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
TOC

We own or lease our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2010 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Longmont, Colorado	129,304	Own	Manufacturing, laboratories and offices
Frederick, Colorado	28,000	Own	Manufacturing, laboratories and offices
Frederick, Colorado	6,000	Month-to-Month	Vehicle integration

ITEM 3.	LEGAL PROCEEDINGS
TOC
Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court. On May 17, 2010 we received a distribution from the U.S. Bankruptcy Court of $265,140. We expect this payment to be our final recovery in this matter.

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
TOC
There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2010.

PART II
TOC
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
TOC

Our common stock trades on the NYSE Amex, Chicago, Pacific Stock, Frankfurt and Berlin Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the NYSE Amex Stock Exchange for the last two fiscal years are as follows:

2010	High	Low
Fourth Quarter	$7.13	$3.46
Third Quarter	$7.45	$4.27
Second Quarter	$6.55	$2.30
First Quarter	$2.64	$1.42

2009	High	Low
Fourth Quarter	$2.49	$1.25
Third Quarter	$2.85	$1.20
Second Quarter	$2.90	$1.50
First Quarter	$2.82	$1.23

On May 20, 2010 the closing price of our common stock, as reported on the NYSE Amex, was $3.53 per share and there were 668 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH2

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from 2004 through 2009:

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

	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Years Ended March 31,
	2010	2009	2008	2007	2006

Contract services revenue	$ 1,384,599	2,717,246	2,591,939	2,907,536	2,502,098
Product sales	$ 7,307,354	6,011,065	4,916,383	3,745,658	1,820,468
Loss before other income
(expense)	$ (4,201,091)	(4,479,743)	(4,995,242)	(3,800,722)	(3,039,659)

Net loss	$ (4,140,872)	(4,402,019)	(4,586,105)	(3,431,357)	(2,784,970)

Net loss per common share -
basic and diluted	$ (0.13)	(0.17)	(0.18)	(0.14)	(0.11)

Total assets	$ 42,682,573	12,422,832	16,402,546	14,012,607	14,796,088

Long-term obligations (1)	$ 1,155,416	1,490,472	1,520,798	1,167,224	924,559

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 TOC

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA, our ability to successfully expand our manufacturing facilities, the ability to sell the company's existing facility on terms satisfactory to the company and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed above in Part I, Item 1A. Risk Factors.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. During the fiscal year ended March 31, 2010 our product sales increased 21.6 percent to $7,307,354, driven primarily by an increase in demand for propulsion systems.

During fiscal 2010 a number of critical events occurred that we believe have positioned the company for substantial participation in the emerging market for all-electric and hybrid electric vehicles.

In June 2009 we entered into a ten year Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems to CODA Automotive's production partner, HaFei. Initial shipments of production systems under the agreement are expected to begin later this calendar year and ramp up prior to scheduled deliveries of CODA's all-electric four-door sedan in the California market in the fall of 2010. CODA hopes to sell 14,000 vehicles in calendar year 2011 reaching an annual run rate of 20,000 vehicles, which, if achieved, would result in annual revenue to us well in excess of $50 million.

The CODA all-electric sedan was developed by CODA's internal team of engineers working with multiple external engineering partners, including Porsche Engineering. The vehicle is propelled by a 100 kW UQM® PowerPhase® electric propulsion system and is expected to carry a 5-star crash worthiness rating and sell in the mid $30,000s after a $7,500 Federal tax credit. Powered by a 33.8 kWh lithium-ion battery, the vehicle is expected to have a range between charges of 90 to 120 miles depending on individual driving habits. The onboard charger plugs into a 110V or a 220V outlet and can charge for a 40-mile commute in approximately two hours (full charge in less than six hours) at 220V.

The CODA electric sedan chassis will be assembled and tested, incorporating the UQM® power-train on an existing large-scale assembly line operated by CODA's manufacturing and assembly partner, HaFei. Hafei is one of the premier production and R&D companies in China and is China's third largest automobile manufacturer. Hafei has over 575,000 square meters of production facilities and 11,000 employees.

CODA announced that the battery system is being supplied by a joint venture between CODA Automotive and Tianjin Lishen Battery Co. ("Lishen"). Lishen is one of the world's largest manufacturers of lithium-ion cells and a key supplier to Apple, Motorola, Samsung and Vodafone, among others. In March 2010, the CODA-Lishen joint venture announced that it had secured $100 million in committed equity capital and received a commitment for a $294 million line of credit from the Bank of Tianjin Joint-Stock Co., Ltd. CODA is working to establish U.S. based manufacturing of their joint venture batteries.

We understand that CODA is also working to establish final vehicle assembly in southern California where at a minimum the battery system would be installed in the chassis produced by Hafei. It is likely, that over time, the UQM propulsion system and other US- sourced components would be assembled into the vehicle in Southern California, rather than China.

CODA advertises that the CODA sedan is backed by a three-year/36,000 mile warranty and an eight-year/100,000 mile battery warranty.

Other suppliers to the CODA program include: Continental (electronic stability control); Delphi (DC to DC converter and electric power steering); BorgWarner (transaxle); Hella (electric vacuum pump); Energy CS (battery management system); Lear (battery charger); OMITEC (main controller); and Mitsubishi (electric AC compressor).

In August 2009 we were awarded a $45.1 million Grant from the U.S. DOE under the American Recovery and Reinvestment Act ("ARRA") to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant, which was finalized in January 2010, provides for a 50 percent cost-share by the Company raising the total value of the project to $90.2 million. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive are expected to qualify for reimbursement under the DOE program. The Grant also provides for the reimbursement of qualifying pre-award expenditures incurred after August 5, 2009. Expected reimbursements under this provision for production engineering expenditures incurred through March 31, 2010 totaled approximately $1.6 million and are expected to be recorded during the first quarter of fiscal 2011 as a reduction of production engineering expense. Reimbursements received from the DOE through March 31, 2010 for capital assets acquired totaled $3.6 million, which were recorded as a reduction in the cost basis of the assets acquired.

In September 2009 we entered into a marketing collaboration with BorgWarner on electric powertrain products for all-electric and hybrid electric passenger automobiles. We expect BorgWarner's global presence will bring a higher level of visibility to our electric propulsion system products and result in additional business opportunities with automobile customers worldwide.

In October 2009 we completed a public offering of 8.625 million shares of its common stock. Net cash proceeds to the Company from the offering were approximately $32 million. Proceeds from the offering will be used for matching contributions under the DOE ARRA grant, working capital and general corporate purposes.

In December 2009 we completed the purchase of a 129,304 square foot facility on a 30 acre site in Longmont, Colorado to support our expected growth in manufacturing operations. The facility, which includes approximately 30,000 square feet of office space, will house the company's engineering, vehicle integration and headquarters staff in addition to the company's high volume motor and electronic manufacturing operations. Approximately 15 acres of the site are available for future facility expansion. The purchase price of the facility was $7,624,729, of which $3,438,365 was funded under the DOE ARRA grant. We expect to sell our existing 28,000 square foot facility once we complete the relocation of our operations to the new facility this summer. The new facility was acquired to accommodate our planned expansion of high volume manufacturing operations for CODA Automotive's all-electric passenger vehicle program and future growth arising from the expected launch of additional production programs.

We expect to invest over the next several quarters an additional $7.2 million for facility upgrades, tooling, and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the CODA Supply Agreement. We expect to use amounts under the DOE ARRA grant for up to 50% of these investments. Similarly, following the launch of deliveries under the CODA Supply Agreement, we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million.

Throughout the fiscal year we experienced broad demand for our electric propulsion systems and related products from a wide-range of customers worldwide. We believe that the increased demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market and the amount of government grants and loans available to encourage the development and introduction of clean vehicles. In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, Peterbilt Motors Company and Freightliner Trucks. We expect to see further improvements in deliveries to these markets as the global economy continues to improve. In addition, we expect that demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

During fiscal 2010 we were granted United States patent number 7,598,645 entitled "Stress distributing permanent magnet rotor geometry for electric machines". The patent covers a novel rotor geometry that minimizes magnet content and maximizes the speed capability of the motor. The reduction in the amount of magnet material enabled under this patent is expected to result in lower production costs for electric propulsion systems for passenger automobiles.

Product sales revenue for the fiscal year ended March 31, 2010 was $7,307,354 versus $6,011,065 last fiscal year. The increase is due to stronger demand for electric propulsion systems and generators.

Revenue from funded engineering activities for the fiscal year ended March 31, 2010 declined 49 percent to $1,384,599 versus $2,717,246 last fiscal year. The decrease is primarily due to the allocation of otherwise billable engineering resources to support production launch activities for the CODA program.

Gross profit margins on product sales for the fiscal year improved to 30.5 percent versus 22.1 percent last fiscal year. Gross contribution dollars for the fiscal year ended March 31, 2010 increased to $2,717,133 versus $1,765,644 last fiscal year. The improvement is attributable to improved overhead absorption and reduced production costs associated with higher volumes and improvements in supply chain management.

Net loss for the fiscal year ended March 31, 2010 decreased to $4,140,872, or $0.13 per common share on total revenue of $8,691,953, versus a net loss of $4,402,019, or $0.17 per common share on total revenue of $8,728,311 for the previous fiscal year. The decrease in net loss is primarily attributable to improved contract services and product sales margins.

Our liquidity throughout the fiscal year was sufficient to meet our operating requirements. At March 31, 2010 we had cash and short-term investments totaling $30,148,783. Net cash used in operating activities and capital expenditures for property and equipment for the fiscal year were $2,428,007 and $5,636,172 versus $3,065,281 and $570,986 last fiscal year.

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

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2010 were $30,148,783 and working capital (the excess of current assets over current liabilities) was $31,001,650 compared with $5,793,666 and $6,640,877, respectively, at March 31, 2009. The increase in cash and short-term investments and working capital is primarily attributable to the proceeds of a public offering of our stock and higher levels of accounts payable which were partially offset by operating losses and investments in property and equipment and the repayment of debt.

Accounts receivable increased $778,539 to $1,695,638 at March 31, 2010 from $917,099 at March 31, 2009. The increase is primarily attributable to higher levels of billings arising principally from billings under our DOE ARRA stimulus grant as of March 31, 2010. Substantially all of our customers are large well-established companies of high credit quality. Although we have not established an allowance for bad debts at March 31, 2010 and no allowance for bad debts was deemed necessary at March 31, 2009, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

Costs and estimated earnings on uncompleted contracts increased $37,648 to $680,746 at March 31, 2010 versus $643,098 at March 31, 2009. The increase is due to less favorable billing terms on certain contracts in process at March 31, 2010 versus March 31, 2009. Estimated earnings on contracts in process increased to $544,417 or 11.8 percent of contracts in process of $4,607,545 at March 31, 2010 compared to estimated earnings on contracts in process of $194,861 or 4.2 percent of contracts in process of $4,609,747 at March 31, 2009. The increase in estimated margins on contracts in process is attributable to improved pricing on certain contracts in process at March 31, 2010.

Inventories decreased $15,845 to $1,291,326 at March 31, 2010 as compared to $1,307,171 at March 31, 2009 principally due to decreased levels of raw materials and finished goods inventories which were partially offset by increased work-in-process inventories. Raw materials and finished goods inventory decreased, $282,091 and $59,009, respectively; reflecting lower levels of inventory on hand for vehicle auxiliary actuator motors. Work-in-process inventory increased $325,255 reflecting higher levels of low volume product builds in process at March 31, 2010.

Prepaid expenses and other current assets increased to $140,285 at March 31, 2010 from $117,768 at March 31, 2009 primarily due to higher levels of a range of prepaid items at the end of the current fiscal year versus the prior fiscal year end.

We invested $5,636,172 for the acquisition of property and equipment during the fiscal year compared to $570,986 last fiscal year. The increase in capital expenditures is primarily due to the purchase of a new facility, renovation costs for the new facility and purchases of manufacturing equipment during fiscal 2010.

Patent and trademark costs decreased $17,743 to $420,441 at March 31, 2010 as compared to $438,184 at March 31, 2009 due to systematic amortization of patent issuance costs, which was partially offset by the costs associated with the filing of a new patent application.

Other assets increased $567,541 to $643,984 at March 31, 2010 from $76,443 at March 31, 2009 due to higher levels of prepayments on capital equipment purchases at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable increased $770,650 to $1,421,779 at March 31, 2010 from $651,129 at March 31, 2009, primarily due to renovation costs on our new facility.

Other current liabilities increased $448,571 to $1,049,243 at March 31, 2010 from $600,672 at March 31, 2009. The increase is primarily attributable to higher levels of accrued property taxes and higher levels of unearned revenue associated with customer prepayments.

Current portion of long-term debt was zero at March 31, 2010 as compared to $416,923 at March 31, 2009, reflecting the payoff of the mortgage debt for our Frederick, Colorado facility.

Short-term deferred compensation under executive employment agreements increased to $432,554 at March 31, 2010 as compared to $397,834 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $19,815 to $51,552 at March 31, 2010 from $71,367 at March 31, 2009 reflecting decreased levels of billings on certain engineering contracts in process at the end of the fiscal year ended March 31, 2010 in advance of the performance of the associated work versus the prior fiscal year.

Long-term deferred compensation under executive employment agreements increased $47,147 to $722,862 at March 31, 2010 from $675,715 at March 31, 2009 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital increased to $359,467 and $112,211,227, respectively, at March 31, 2010 compared to $267,277 and $78,767,154 at March 31, 2009. The increase in common stock and additional paid-in capital was primarily attributable to a follow-on public offering and share issuances under our employee stock purchase plan, equity incentive plan and upon the exercise of warrants.

Results of Operations

Operations for the fiscal year ended March 31, 2010, resulted in a net loss of $4,140,872, or $0.13 per common share, compared to a net loss of $4,402,019, or $0.17 per common share, and $4,586,105, or $0.18 per common share, for the fiscal years ended March 31, 2009 and 2008, respectively. The reduction in the current year net loss is primarily attributable to higher levels of product sales revenue, improved gross profit margins on product sales, and lower selling, general and administrative expenses.

Revenue from contract services decreased $1,332,647, or 49.0 percent, to $1,384,599 for the fiscal year ended March 31, 2010 versus $2,717,246 for the fiscal year ended March 31, 2009. The decrease is primarily attributable to the application of engineering resources from the contract services group to support production engineering, low volume production and internally funded research and development activities. Revenue from contract services increased 4.8 percent to $2,717,246 for the fiscal year ended March 31, 2009 compared to $2,591,939 for the fiscal year ended March 31, 2008. The increase in the fiscal year ended March 31, 2009 is primarily attributable to higher levels of material purchases for billable programs versus fiscal year 2008.

Product sales this fiscal year increased 21.6 percent to $7,307,354 compared to $6,011,065 for the fiscal year ended March 31, 2009. Product sales for the fiscal year ended March 31, 2009 increased 22.3 percent to $6,011,065 compared to $4,916,383 for the fiscal year ended March 31, 2008. Power products segment revenue for the current fiscal year decreased to $2,455,776 versus $3,272,377 for fiscal year ended March 31, 2009 due to reduced shipments of DC-to-DC converters and higher volume electric propulsion systems. Power products segment revenue for the year ended March 31, 2009 increased $155,268, or 5.0 percent, to $3,272,377 compared to $3,117,109 for fiscal year ended March 31, 2008 due to increased shipments of DC-to-DC converters and the shipment of higher volume electric propulsion systems. Technology segment product revenue for this fiscal year increased $2,112,890, or 77.1 percent, to $4,851,578 compared to $2,738,688 for fiscal year ended March 31, 2009 due to increased shipments of low volume propulsion systems. Technology segment product revenue for the fiscal year ended March 31, 2009 increased $939,414 or 52.2 percent to $2,738,688 compared to $1,799,274 for fiscal year ended March 31, 2008 due to increased shipments of low volume electric propulsion systems.

Gross profit margins for the current fiscal year increased to 31.3 percent compared to 20.2 percent for the fiscal year ended March 31, 2009. Gross profit margins for the fiscal year ended March 31, 2009 increased to 20.2 percent compared to 14.3 percent for the fiscal year ended March 31, 2008. Gross profit margins on contract services increased to 35.5 percent this fiscal year compared to 16.1 percent for the fiscal year ended March 31, 2009 due to improved pricing on certain engineering contracts in process during the current fiscal year. Gross profit margins on contract services decreased to 16.1 percent for the fiscal year ended March 31, 2009 compared to 21.3 percent for the fiscal year ended March 31, 2008 due to higher incurred costs than planned on certain engineering contracts in process during the fiscal year ended March 31, 2009. Gross profit margins on product sales this fiscal year increased to 30.5 percent compared to 22.1 percent for fiscal 2009. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the fiscal year. Gross profit margins on product sales for the fiscal year ended March 31, 2009 increased to 22.1 percent compared to 10.7 percent for the fiscal year ended March 31, 2008. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the fiscal year ended March 31, 2009.

Research and development expenditures for the fiscal year ended March 31, 2010 were $576,341 compared to $593,209 and $461,791 for the fiscal years ended March 31, 2009 and 2008, respectively. The decrease in research and development expenditures for the fiscal year ended March 31, 2010 compared to the prior fiscal year was primarily due to reduced levels of internally funded programs. The increase in research and development expenditures for fiscal 2009 versus fiscal 2008 was primarily due to increased levels of internally funded software development programs.

Production engineering costs were $2,908,334 for the fiscal year ended March 31, 2010 versus $1,869,848 and $1,706,978 for the prior two fiscal years. The increase for the current fiscal year versus fiscal year 2009 is primarily attributable to higher sample costs and the utilization of engineering resources from our contract services group on production engineering activities and expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations for the CODA program. The increase for the fiscal year ended March 31, 2009 versus fiscal 2008 is primarily attributable to engineering activities associated with the design and installation of a new production cell for our larger propulsion motors and production design activities on our motor and controller products.

Selling, general and administrative expense this fiscal year was $3,433,549 compared to $3,782,840 and $3,905,495 for the fiscal years ended March 31, 2009 and 2008, respectively. The decrease for this fiscal year is primarily attributable to lower levels of legal expenses. The decrease for fiscal 2009 versus fiscal 2008 is primarily attributable to lower levels of equity based compensation and lower deferred compensation expense recorded partially offset by increased legal fees for litigation.

Interest income declined to $64,916 for the current fiscal year compared to $198,947 and $463,248 for the fiscal years ended March 31, 2009 and 2008, respectively. The decrease for fiscal 2010 versus fiscal 2009 is attributable to lower yields on invested balances. The decrease for fiscal 2009 versus fiscal 2008 is attributable to lower invested balances and lower yields during the fiscal year ended March 31, 2009.

Interest expense decreased to $15,697 for the year ended March 31, 2010 compared to $33,387 and $40,652 for the fiscal years ended March 31, 2009 and 2008, respectively. The decrease is due to lower average mortgage borrowings outstanding throughout the fiscal year as compared to the prior fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2010 were adequate to meet operating needs. At March 31, 2010, we had working capital (the excess of current assets over current liabilities) of $31,001,650 compared to $6,640,877 at March 31, 2009.

For the year ended March 31, 2010, net cash used in operating activities was $2,428,007 compared to net cash used in operating activities of $3,065,281 and $2,511,723 for the years ended March 31, 2009 and 2008, respectively. The decrease in cash used for the year ended March 31, 2010 is primarily attributable to lower operating losses, higher levels of accounts payable, partially offset by increased levels of accounts receivable. The increase in cash used in operating activities in fiscal 2009 is primarily attributable to higher levels of inventories, increased levels of billings in excess of costs on uncompleted contracts partially offset by lower operating losses, increased depreciation and amortization and impairment expense.

Net cash used in investing activities for the fiscal year ended March 31, 2010 was $14,793,339 compared to cash provided by investing activities of $2,620,118 for the previous fiscal year and cash used in investing activities of $1,446,752 for fiscal 2008, respectively. The increase in net cash used in investing activities for fiscal 2010 was primarily due to increased levels of short term investments and higher levels of capital expenditures associated with the establishment of high volume manufacturing capability and capacity for the CODA vehicle launch later this calendar year. The change in fiscal year 2009 versus 2008 fiscal year was primarily due to higher levels of maturities of short-term investments offset by lower expenditures for building improvements and manufacturing equipment.

Net cash provided by financing activities was $32,458,947 for the fiscal year ended March 31, 2010 versus cash used in financing activities of $228,922 and cash provided by financing activities of $5,182,382 for the fiscal years ended March 31, 2009 and 2008, respectively. The change in fiscal 2010 versus 2009 is attributable to the completion of a follow-on public offering in the third quarter of fiscal 2010, which resulted in cash proceeds of $31,664,373. The change for fiscal year 2009 versus fiscal year 2008 is attributable to the purchase of treasury stock in fiscal year 2009, and to the completion of a private placement in the first quarter of fiscal 2008, which resulted in cash proceeds of $5,183,677.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest substantially greater financial resources during fiscal 2011 on the commercialization of our products in emerging markets, including a significant increase in human resources, and increased expenditures for equipment, tooling and facilities. These capital requirements may be substantially reduced by the funding of 50 percent of qualified capital expenditures from the Company's grant from the U.S. DOE under the ARRA. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at March 31, 2010. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2010:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	2,523,855	2,523,855	-	-	-
Executive employment agreements (1)	1,155,416	432,554	680,160	-	42,702
Total	3,679,271	2,956,409	680,160	-	42,702

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at March 31, 2010 and 2009 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses. During the fiscal years ended March 31, 2010, 2009 and 2008, we recorded inventory impairments of $26,714, $41,613 and zero, respectively.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2010 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements, results of operations, or cash flows.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements, results of operations, or cash flows.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements, results of operations, or cash flows.

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

Report of Independent Registered
Public Accounting Firm

 TOC

Board of Directors and

Shareholders of UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries (collectively, "UQM") as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of UQM's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UQM Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 24, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 24, 2010

Report of Independent Registered
Public Accounting Firm

Board of Directors and

Shareholders of UQM Technologies, Inc.

We have audited UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries' (collectively, "UQM") internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UQM's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on UQM's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, UQM Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2010, and our report dated May 24, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 24, 2010

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

 TOC

Consolidated Balance Sheets

	March 31, 2010	March 31, 2009
Assets

Current assets:
Cash and cash equivalents	$ 17,739,600	2,501,999
Short-term investments	12,409,183	3,291,667
Accounts receivable	1,695,638	917,099
Costs and estimated earnings in excess of billings on
uncompleted contracts	680,746	643,098
Inventories	1,291,326	1,307,171
Prepaid expenses and other current assets	140,285	117,768

Total current assets	33,956,778	8,778,802

Property and equipment, at cost:
Land	1,825,968	181,580
Building	5,402,176	2,464,213
Machinery and equipment	4,524,188	4,040,406
	11,752,332	6,686,199
Less accumulated depreciation	(4,090,962)	(3,556,796)

Net property and equipment	7,661,370	3,129,403

Patent and trademark costs, net of accumulated amortization
of $789,325 and $733,594	420,441	438,184

Other assets	643,984	76,443

Total assets	$ 42,682,573	12,422,832

		(Continued)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets, Continued
	March 31, 2010	March 31, 2009
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 1,421,779	651,129
Other current liabilities	1,049,243	600,672
Current portion of long-term debt	-	416,923
Short-term deferred compensation under executive employment
agreements	432,554	397,834
Billings in excess of costs and estimated earnings on
uncompleted contracts	51,552	71,367

Total current liabilities	2,955,128	2,137,925

Long-term deferred compensation under executive employment agreements	722,862	675,715
	722,862	675,715

Total liabilities	3,677,990	2,813,640

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 35,946,738 and 26,727,694 shares
issued and outstanding	359,467	267,277
Additional paid-in capital	112,211,227	78,767,154
Accumulated deficit	(73,566,111)	(69,425,239)

Total stockholders' equity	39,004,583	9,609,192

Total liabilities and stockholders' equity	$ 42,682,573	12,422,832

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

 TOC
	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Revenue:
Contract services	$ 1,384,599	2,717,246	2,591,939
Product sales	7,307,354	6,011,065	4,916,383
	8,691,953	8,728,311	7,508,322
Operating costs and expenses:
Costs of contract services	892,649	2,279,956	2,039,017
Costs of product sales	5,082,171	4,682,711	4,392,442
Research and development	576,341	593,209	461,791
Production engineering	2,908,334	1,869,848	1,706,978
Selling, general and administrative	3,433,549	3,782,840	3,905,495
Gain on disposal of assets	-	(510)	(2,159)
	12,893,044	13,208,054	12,503,564

Loss before other income (expense)	(4,201,091)	(4,479,743)	(4,995,242)

Other income (expense):
Interest income	64,916	198,947	463,248
Interest expense	(15,697)	(33,387)	(40,652)
Impairment of investment	-	(89,369)	-
Other	11,000	1,533	(13,459)
	60,219	77,724	409,137

Net loss	$ (4,140,872)	(4,402,019)	(4,586,105)

Net loss per common share-basic and diluted:	$(0.13)	(0.17)	(0.18)

Weighted average number of shares of common
stock outstanding - basic and diluted	30,720,368	26,651,130	26,196,278

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

 TOC
	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2007	25,176,889	$ 251,769	71,376,462	(60,437,115)	11,191,116

Issuance of common stock in follow-on
offering, net of offering costs	1,250,000	12,500	5,171,177	-	5,183,677
Issuance of common stock under
employee stock purchase plan	14,664	146	40,644	-	40,790
Issuance of common stock upon
exercise of employee options	24,362	244	56,431	-	56,675
Issuance of common stock under
stock bonus plan	60,822	608	46,623	-	47,231
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,127,704	-	1,127,704

Net loss	-	-	-	(4,586,105)	(4,586,105)

Balances at March 31, 2008	26,526,737	265,267	77,819,041	(65,023,220)	13,061,088

Issuance of common stock under
employee stock purchase plan	22,268	223	33,994	-	34,217
Purchase of treasury stock	(70,269)	(703)	(156,434)	-	(157,137)
Issuance of common stock under
stock bonus plan	248,958	2,490	(2,490)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,073,043	-	1,073,043

Net loss	-	-	-	(4,402,019)	(4,402,019)

Balances at March 31, 2009	26,727,694	267,277	78,767,154	(69,425,239)	9,609,192

Issuance of common stock in follow-on
offering, net of offering costs	8,625,000	86,250	31,578,123	-	31,664,373
Issuance of common stock under
employee stock purchase plan	61,362	613	106,000	-	106,613
Purchase of treasury stock	(38,750)	(388)	(159,787)	-	(160,175)
Issuance of common stock upon exercise
of employee options	374,349	3,743	1,081,120	-	1,084,863
Issuance of common stock upon exercise
of warrants	70,142	701	179,495	-	180,196
Issuance of common stock under
stock bonus plan	126,941	1,271	(1,271)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	660,393	-	660,393

Net loss	-	-	-	(4,140,872)	(4,140,872)

Balances at March 31, 2010	35,946,738	$ 359,467	112,211,227	(73,566,111)	39,004,583

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

 TOC
	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(4,140,872)	(4,402,019)	(4,586,105)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	603,095	546,843	437,799
Gain on disposal of assets	-	(510)	(13,314)
Impairment of long-lived assets	-	-	11,155
Impairment of investment	-	89,369	-
Impairment of inventories	26,714	41,613	-
Non-cash equity based compensation	660,393	1,073,043	1,174,935
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(816,187)	393,612	(255,113)
Inventories	(10,869)	(387,295)	(61,604)
Prepaid expenses and other current assets	(22,517)	1,879	159,696
Other assets	(9,037)	-	2,101
Accounts payable and other current liabilities	1,219,221	138,989	(228,918)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(19,815)	(636,481)	395,311
Deferred compensation under executive
employment agreements	81,867	75,676	452,334
Net cash used in operating activities	(2,428,007)	(3,065,281)	(2,511,723)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	(9,117,516)	3,208,772	(607,980)
Increase in other long-term assets	(1,664)	(2,122)	(2,217)
Prepayments on property and equipment	(662,072)	(188,427)	(186,633)
Acquisition of property and equipment	(4,974,100)	(382,559)	(616,488)
Increase in patent and trademark costs	(37,987)	(16,056)	(51,099)
Proceeds from sale of assets	-	510	17,665
Net cash provided by (used in) investing activities	$ (14,793,339)	2,620,118	(1,446,752)

Consolidated Statements of Cash Flows, Continued
	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Cash flows from financing activities:
Repayment of debt	$ (416,923)	(106,002)	(98,760)
Issuance of common stock in follow-on offering,
net of offering costs	31,664,373	-	5,183,677
Issuance of common stock upon exercise of
employee options	1,084,863	-	56,675
Purchase of treasury stock	(160,175)	(157,137)	-
Issuance of common stock upon exercise of warrants	180,196	-	-
Issuance of common stock under employee stock
purchase plan	106,613	34,217	40,790
Net cash provided by (used in) financing activities	32,458,947	(228,922)	5,182,382

Increase (decrease) in cash and cash equivalents	15,237,601	(674,085)	1,223,907

Cash and cash equivalents at beginning of year	2,501,999	3,176,084	1,952,177

Cash and cash equivalents at end of year	$ 17,739,600	2,501,999	3,176,084

Supplemental Cash Flow Information:
Interest paid in cash during the year	$ 17,075	33,738	40,979

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

Although the amount of credit exposure to any one institution may exceed federally insured amounts, we limit our cash and cash equivalents and investments to high quality financial institutions in order to minimize our credit risk.

(d)  Investments

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments as we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost.

The amortized cost and unrealized gain or loss of our investments were:

	March 31, 2010		March 31, 2009
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 4,994,624	576	2,055,176	2,755
Commercial paper, corporate and foreign bonds	1,656,875	(2,389)	137,418	(3,454)
Certificates of deposit	5,757,684	-	1,099,073	-
	12,409,183	(1,813)	3,291,667	(699)
Long-term investment:
Certificates of deposit (included in other assets)	58,701	-	57,038	-
	$ 12,467,884	(1,813)	3,348,705	(699)

The time to maturity of held-to-maturity securities were:

	March 31,
	2010	2009
Three to six months	$ 1,349,290	-
Six months to one year	11,059,893	3,291,667
Over one year	58,701	57,038
	$ 12,467,884	3,348,705

(e)  Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2010 and 2009, no allowance for uncollectible accounts receivable was deemed necessary. Accounts receivable are deemed to be past due when they have not been paid by their contractual due dates.

(f)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We charge directly to expense slow moving or obsolete inventory items during the period we assess the value of such inventory to be impaired. For the fiscal years ended March 31, 2010 and 2009 we impaired inventory of $26,714 and $41,613, respectively.

(g)  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $547,365, $491,206 and $382,162, respectively.

(h)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $55,730, $55,637, and $55,637, respectively.

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

Government Grants

The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

The Company records government grants receivable in the consolidated balance sheets in accounts receivable.

(m)  Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation of deferred tax assets may be reduced if future realization is not assured. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

(n)  Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

(o)  Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2010, 2009 and 2008, respectively, issued but not yet earned common shares of 98,929, 225,870, and 283,480 were being held in safekeeping by the Company. For the fiscal years 2010, 2009, and 2008, shares in the amount of 26,260, zero, and 7,887, respectively, were potentially included in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At March 31, 2010, 2009 and 2008, options to purchase 2,637,875, 2,995,214, and 2,679,740 shares of common stock, respectively, and warrants to purchase zero, zero, and 85,267 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2010, 2009 and 2008, respectively, options and warrants for 678,815, 2,957,734, and 1,400,051 shares were not included in the computation of diluted loss per share because the option or warrant exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 612,807 shares, 3,554 shares, and 335,477 shares of common stock for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(p)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(q)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements.

(2)  Stock Based Compensation

Stock Option Plans

As of March 31, 2010 we had 619,202 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2010, we had 150,768 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of March 31, 2010 we had 506,607 shares of common stock available for issuance under the Stock Purchase Plan. During the years ended March 31, 2010, 2009 and 2008, respectively, 61,362, 22,268, and 14,664 shares of common stock were issued under the Stock Purchase Plan. Cash received by us upon the issuance of shares under the Stock Purchase Plan for the years ended March 31, 2010, 2009 and 2008, was $106,613, $34,217, and $40,790, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of March 31, 2010 there were 6,794 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were zero, and 191,348 shares granted under the Stock Plan during the years ended March 31, 2010, and March 31, 2009, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Cost of contract services	$ 84,331	$ 110,329	113,507
Cost of product sales	76,809	84,875	60,933
Research and development	29,606	37,903	25,652
Production engineering	103,669	128,553	132,494
Selling, general and administrative	365,978	711,383	842,349

	$ 660,393	$ 1,073,043	1,174,935

Share-based compensation capitalized in inventories was insignificant as of March 31, 2010 and 2009.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2010, 2009 and 2008 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of March 31, 2010, 2009 and 2008, and changes during the years ended March 31, 2010, 2009 and 2008 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2010		March 31, 2009		March 31, 2008
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Option	Fair Value	Option	Fair Value	Option	Fair Value
Non-vested at March 31	283,454	$ 1.40	337,888	$ 1.85	554,940	$ 1.71
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	(10,000)	$ 2.10	(10,000)	$ 2.10
Forfeited	-	$ -	(2,000)	$ 1.61	(2,387)	$ 2.01
Non-vested at June 30	283,454	$ 1.40	325,888	$ 1.84	542,553	$ 1.70
Granted	-	$ -	381,615	$ 1.08	106,159	$ 1.89
Vested	(128,471)	$ 1.47	(72,588)	$ 1.69	(39,702)	$ 1.52
Forfeited	(5,873)	$ 1.58	(1,500)	$ 1.61	(2,000)	$ 1.61
Non-vested at September 30	149,110	$ 1.35	633,415	$ 1.40	607,010	$ 1.75
Granted	193,304	$ 2.38	-	$ -	-	$ -
Vested	-	$ -	(346,294)	$ 1.39	(246,455)	$ 1.63
Forfeited	-	$ -	-	$ -	(2,000)	$ 1.61
Non-vested at December 31	342,414	$ 1.93	287,121	$ 1.41	358,555	$ 1.83
Granted	-	$ -	-	$ -	6,000	$ 1.03
Vested	(3,667)	$ 1.78	(3,667)	$ 1.78	(26,667)	$ 1.41
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at March 31	338,747	$ 1.93	283,454	$ 1.40	337,888	$ 1.85

As of March 31, 2010, there was $298,000 of total unrecognized compensation cost related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 19 months. The total fair value of stock options that vested during the years ended March 31, 2010, 2009 and 2008 was $194,945, $633,106, and $519,978, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2010 and 2009 and changes during the years ended March 31, 2010, 2009 and 2008 is presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2010		March 31, 2009		March 31, 2008
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Non-vested at March 31	225,870	$ 3.08	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at June 30	225,870	$ 3.08	283,480	$ 3.34	136,035	$ 3.20
Granted	-	$ -	191,348	$ 2.18	-	$ -
Vested	(45,342)	$ 3.20	(184,692)	$ 2.43	(45,349)	$ 3.20
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at September 30	180,528	$ 3.05	290,136	$ 3.15	90,686	$ 3.20
Granted	-	$ -	-	$ -	204,558	$ 3.40
Vested	(81,599)	$ 3.14	(64,266)	$ 3.40	(11,764)	$ 3.40
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at December 31	98,929	$ 2.97	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at March 31	98,929	$ 2.97	225,870	$ 3.08	283,480	$ 3.34

As of March 31, 2010 there was $85,918 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 13 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the years ended March 31, 2010, 2009 and 2008 was $401,384, $667,384, and $185,114, respectively.

During the years ended March 31, 2010, 2009 and 2008 options to acquire 246,840, 550,358, and 201,060 shares of common stock, respectively, were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2010, 2009 and 2008, were based on estimates at the date of grant as follows:

Year Ended March 31,
	2010	2009	2008
Weighted average estimated
fair value of grant	$ 2.35 Per option	$ 2.19 Per option	3.41 Per option
Expected life (in years)	3.2 years	3.4 years	3.3 years
Risk free interest rate	2.18%	3.20%	4.17%
Expected volatility	75.89%	60.56%	60.03%
Expected dividend yield	0.0%	0.0%	0.0%

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

Additional information with respect to stock option activity during the year ended March 31, 2010 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$ 341,705
Granted	-	$ -
Exercised	(254,094)	$ 2.71		$ 535,449
Forfeited	(5,873)	$ 2.66

Outstanding at September 30, 2009	2,480,848	$ 3.76	4.0 years	$ 5,803,280
Granted	193,304	$ 4.73
Exercised	(79,009)	$ 3.55		$ 722,353
Forfeited	(667)	$ 3.57

Outstanding at December 31, 2009	2,594,476	$ 3.84	3.9 years	$ 8,237,679
Granted	-	$ -
Exercised	(21,444)	$ 2.39		$ -
Forfeited	(195,957)	$ 8.75

Outstanding at March 31, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155

Exercisable at March 31, 2010	2,038,328	$ 3.40	3.7 years	$ 2,257,051

Vested and expected to vest at March 31, 2010	2,362,503	$ 3.40	3.9 years	$ 2,494,713

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

Additional information with respect to stock option activity during the year ended March 31, 2010 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096
Granted	-	$ -
Exercised	(19,802)	$ 3.20		$ 13,861
Forfeited	-	$ -

Outstanding at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947
Granted	53,536	$ 4.73
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at December 31, 2009	256,653	$ 3.15	2.9 years	$ 950,797
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at March 31, 2010	256,653	$ 3.15	2.6 years	$ 303,651

Exercisable at March 31, 2010	256,653	$ 3.15	2.6 years	$ 303,651

Vested and expected to vest at March 31, 2010	256,653	$ 3.15	2.6 years	$ 303,651

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

Cash received by us upon the exercise of stock options for the years ended March 31, 2010, 2009 and 2008 was $1,084,863, zero, and $56,675, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2010, the estimated period to complete contracts in process ranged from one to fourteen months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:

	March 31, 2010	March 31, 2009

Costs incurred on uncompleted contracts	$ 4,063,128	4,414,886
Estimated earnings	544,417	194,861
	4,607,545	4,609,747
Less billings to date	(3,978,351)	(4,038,016)
	$ 629,194	571,731

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 680,746	643,098
Billings in excess of costs and estimated earnings on
uncompleted contracts	(51,552)	(71,367)
	$ 629,194	571,731

(4)    Inventories

Inventories consist of:
	March 31, 2010	March 31, 2009

Raw materials	$ 512,572	794,663
Work-in-process	744,525	419,270
Finished products	34,229	93,238
	$ 1,291,326	1,307,171

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value. For the fiscal year ended March 31, 2010 we impaired obsolete inventory with a carrying value of $26,714.

(5) Government Grants

We have a $45,145,534 grant with the DOE under the Stimulus Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

Funding for qualifying project costs incurred during the period commencing August 5, 2009 through June 26, 2010 is initially limited to $8.1 million until the following conditions are satisfied: 1) review and approval of our accounting system by the DCAA; and 2) mutual agreement by the parties on an updated total estimated cost of the project. In the event either condition is not satisfied by June 26, 2010, the Grant may be terminated. In addition, we are required, no later than January 12, 2011, to provide DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE.

The Grant is also subject to our compliance with certain reporting requirements. The Stimulus Act imposes minimum construction wage and labor standards for projects funded by the Grant.

If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

While UQM has exclusive patent ownership rights for any technology developed with Grant funds, we are required to grant the DOE a non-exclusive, non-transferable, paid-up license to use such technology.

At March 31, 2010 we had received reimbursements from the DOE under the Stimulus Grant for facilities and equipment totaling $3.6 million and had grant funds receivable of $524,208. We also had approximately $1.6 million of contingently reimbursable engineering costs related to product qualification and testing which will be recognized as a reduction of expense in the period the contingencies described above are satisfied.

The application of grant funds to eligible capital asset purchases under the DOE Grant as of March 31, 2010 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	6,772,314	3,386,157	3,386,157
Machinery and Equipment	470,936	235,468	235,468
	$ 8,139,638	4,069,819	4,069,819

(6)    Impairment of Long-Lived Assets

During the fiscal years ended March 31, 2010, 2009 and 2008, we recorded total impairment charges of zero, zero, and $11,155, respectively, for obsolete equipment and abandoned patent applications.

Average annual depreciation expense for the equipment impaired during the fiscal year ended March 31, 2008 for years preceding the year of impairment was $4,308.

(7)    Patents and Trademarks

Intangible assets, which consist entirely of patents and trademarks owned by the Company, had a gross carrying amount of $1,209,766 and $1,171,778, accumulated amortization of $789,325 and $733,594, and a net carrying amount of $420,441 and $438,184, at March 31, 2010 and 2009, respectively. Amortization expense for the years ended March 31, 2010, 2009 and 2008, was $55,730, $55,637, and $55,637, respectively. Patents and trademarks are amortized on a straight-line basis over a period of 17 years and 40 years, respectively.

Estimated future amortization of these intangible assets is as follows:

2011	$ 49,524
2012	42,354
2013	40,817
2014	36,675
2015	27,952
Thereafter	223,119
$ 420,441

(8)    Other Current Liabilities

Other current liabilities consist of:

	March 31, 2010	March 31, 2009

Accrued payroll and employee benefits	$ 175,579	165,221
Accrued personal property and real estate taxes	354,807	82,396
Accrued warranty costs	75,903	84,445
Unearned revenue	356,596	149,355
Accrued royalties	34,515	73,773
Other	51,843	45,482
	$ 1,049,243	600,672

(9)    Long-Term Debt

Long-term debt consists of:

	March 31, 2010	March 31, 2009
Note payable to bank, payable in monthly installments
with interest at 7.0%; paid in full November 2009;
secured by land and building	$ -	416,923

(10)   Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008

Computed "expected" tax benefit	$(1,407,897)	(1,497,208)	(1,554,700)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	447,958	1,450,222	1,124,302
Adjustment to deferred tax assets and liabilities
for prior period corrections	-	-	(104,562)
Increase (decrease) in valuation allowance for
net deferred tax assets	812,511	(67,423)	588,902
Other, net	147,428	114,409	(53,942)

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2010	March 31, 2009

Deferred tax assets:
Research and development credit carry-forwards	$ 63,609	113,471
Net operating loss carry-forwards	20,766,816	20,050,531
Deferred compensation	446,441	397,835
Property and equipment	354,290	333,382
Intangible assets	26,529	6,180
Stock compensation	482,173	383,514
Other	84,224	126,658
Total deferred tax assets	22,224,082	21,411,571

Deferred tax liabilities:
Intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	22,224,082	21,411,571

Less valuation allowance	(22,224,082)	(21,411,571)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2010 we had net operating loss carry-forwards (NOL) of approximately $61.3 million for U.S. income tax purposes that expire in varying amounts through 2030. Approximately $5.2 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $22.2 million and $21.4 million at March 31, 2010 and March 31, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

We have not recorded any potential liability for uncertain tax positions taken on our tax returns.

We may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Penalties are recorded in selling, general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statements of operations.

(11)   Stockholders' Equity

In October 2009 we completed a follow-on offering of 8,625,000 shares of our common stock. Cash proceeds, net of offering costs, were $31,664,373.

In June 2007 we completed a private placement of 1,250,000 shares of our common stock to two institutional investors. Cash proceeds, net of offering costs, were $5,183,677.

In November 2004 we completed a follow-on offering of 3,600,000 shares of our common stock. The placement agent was issued five-year warrants to acquire 360,000 shares of common stock at an exercise price of $2.58 per share, which were recorded at fair value. Warrants to acquire zero and 85,268 shares of our common stock were outstanding at March 31, 2010 and 2009, respectively.

(12)  Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Quantum Fuel Systems Technologies Worldwide Inc. totaled $13,115, $1,360,909, and $256,393 for the years ended March 31, 2010, 2009 and 2008, respectively, which was nil, 16 percent, and 3 percent of total consolidated revenue, respectively. Revenue from Lippert Components, Inc. totaled $821,504, $635,144, and $1,271,502 for the years ended March 31, 2010, 2009 and 2008, respectively, which was 9 percent, 7 percent, and 17 percent of total revenue, respectively. Revenue from the Denver Regional Transportation District totaled $82,976, $3,337, and $864,540 for the years ended March 31, 2010, 2009 and 2008, respectively, which was 1 percent, nil, and 12 percent of total revenue, respectively.

Trade accounts receivable from Quantum Fuel Systems Technologies Worldwide Inc. were 3 percent and 16 percent of total accounts receivable as of March 31, 2010 and 2009, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero as of March 31, 2010 and 2009. Trade accounts receivable from Lippert Components, Inc. were 17 percent and nil of total accounts receivable as of March 31, 2010 and 2009, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $87,654 and $349,066 as of March 31, 2010 and 2009, respectively. Trade accounts receivable from the Denver Regional Transportation District were 1 percent and nil of total accounts receivable as of March 31, 2010 and 2009, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero as of March 31, 2010 and 2009.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $2,488,321, $1,989,872, and $2,329,248 for the years ended March 31, 2010, 2009 and 2008, respectively, which was 29 percent, 23 percent, and 31 percent of total consolidated revenue, respectively. Accounts receivable from government-funded contracts represented 8 percent and 6 percent of total accounts receivable as of March 31, 2010 and 2009, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $1,807,063, $434,181 and $565,663 which represented 21 percent, 5 percent and 8 percent of our consolidated total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. This customer also represented 8 percent and nil of total accounts receivable at March 31, 2010 and 2009, respectively. Inventories consisting of raw materials, work-in-process and finished goods for AM General LLC were 13 percent and 3 percent of consolidated total inventories at March 31, 2010 and 2009, respectively.

(13)  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Investments:

The carrying value of these instruments is the amortized cost of the investments which approximates fair value. See Note 1(d).

Long-term debt:

The carrying amount of our long-term debt approximates fair value because the interest rate on this debt approximates the interest rate currently available on similar financing offering comparable security to the lender.

Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred Compensation under
executive employment agreements (1)	$ 42,702	-	-	42,702

Note (1) Included in long term liabilities on our consolidated balance sheets as of March 31, 2010.

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

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements (see also note 17). The value of the Level 3 liability in the foregoing table was determined under the income approach, using inputs that are both unobservable and significant to the value of the obligation including changes in the Company's credit worthiness and changes in interest rates.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for the
Fiscal Year Ended
	March 31, 2010	March 31, 2009
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of fiscal year	$ 21,715	5,873
Total gains or losses (realized and unrealized):
Included in earnings	20,987	15,842
Included in other comprehensive income	-	-
Purchases, sales, issuances, and settlements, net	-	-
Transfers in (out) of Level 3	-	-
Balance at the end of fiscal year	$ 42,702	21,715

Loss for the period included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 20,987	15,842

(15)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 who have been employed by us at least six months are eligible to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants' contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $84,262, $82,355, and $75,028, for the years ended March 31, 2010, 2009, and 2008, respectively.

(16)  Segments

At March 31, 2010, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentage allocated to the technology segment and power products segment for the fiscal year ended March 31, 2010 was 82 percent and 18 percent, respectively. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2009, and 2008 were 76 percent and 24 percent, and 75 percent and 25 percent, in each year, respectively. Intersegment sales or transfers, which were eliminated upon consolidation, were $522,925, $970,277, and $710,416 for the years ended March 31, 2010, 2009, and 2008, respectively.

The technology segment leases office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $183,600, $174,000, and $169,562 for the years ended March 31, 2010, 2009, and 2008, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2010:

		Power
	Technology	Products	Total

Revenue	$ 6,236,177	2,455,776	8,691,953
Interest income	$ 62,141	2,775	64,916
Interest expense	$ -	(15,697)	(15,697)
Depreciation and amortization	$ (389,725)	(213,370)	(603,095)
Impairment of long-lived assets	$ -	-	-
Impairment of inventories	$ (26,714)	-	(26,714)
Impairment of investment	$ -	-	-
Segment loss	$ (3,681,599)	(459,273)	(4,140,872)
Total assets	$ 34,214,998	8,467,575	42,682,573
Expenditures for long-lived segment assets	$ (578,073)	(5,096,086)	(5,674,159)

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

(17)  Commitments and Contingencies

Employment Agreements

The Company has entered into Employment Agreements with Messrs. Rankin, French, Burton and Lutz pursuant to which each has agreed to serve in his present capacity for a five year term expiring on August 22, 2012. Pursuant to the Employment Agreements, Messrs. Rankin, French, Burton and Lutz shall receive an annual base salary of $340,080, $225,680, $201,825 and $183,195, respectively. Each executive also receives the use of an automobile and may receive bonuses, stock awards and stock options.

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

The aggregate future base salary payable to these four executive officers under the Employment Agreements over their remaining twenty-nine month term is $2,297,718. In addition, the Company has recorded a liability of $1,155,416 representing the potential future compensation payable to Messrs. Rankin, French, Burton and Lutz under the retirement and voluntary termination provisions of their Employment Agreements.

Lease Commitments

At March 31, 2010 there were no operating leases with initial non-cancelable terms in excess of one year.

Rental expense for the years ended March 31, 2010, 2009 and 2008, respectively, was $62,827, $59,648, and $59,400.

Litigation

In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court. On May 17, 2010 we received a distribution from the U.S. Bankruptcy Court of $265,140. We expect this payment to be our final recovery in this matter.

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

(18)  Interim Financial Data (Unaudited)
	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2010
Sales	$ 2,129,319	2,270,542	2,007,214	2,284,878
Gross profit	$ 604,161	817,816	642,391	652,765
Net loss	$ (629,116)	(496,037)	(1,984,469)	(1,031,250)

Net loss per common share basic and diluted:	$(0.02)	(0.02)	(0.06)	(0.03)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2009
Sales	$ 1,793,355	2,277,331	2,873,595	1,784,030
Gross profit	$ 194,260	415,114	863,560	292,710
Net loss	$ (999,715)	(1,538,111)	(764,101)	(1,100,092)

Net loss per common share basic and diluted:	$(0.04)	(0.06)	(0.03)	(0.04)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2008
Sales	$ 1,454,452	1,990,591	1,714,858	2,348,421
Gross profit	$ 28,903	363,902	273,570	410,488
Net loss	$ (1,128,751)	(1,139,894)	(1,306,996)	(1,010,464)

Net loss per common share basic and diluted:	$(0.05)	(0.04)	(0.05)	(0.04)

(19)  Valuation and Qualifying Accounts
	Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance at End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2010
Not deducted from asset accounts:
Accrued warranty cost	$ 84,445	158,723	-	167,265 (A)	75,903

Year ended March 31, 2009
Not deducted from asset accounts:
Accrued warranty cost	$ 117,645	121,776	-	154,976 (A)	84,445

Year ended March 31, 2008
Not deducted from asset accounts:
Accrued warranty cost	$ 74,850	98,434	-	55,639 (A)	117,645

Note (A) Represents actual warranty payments for units returned under warranty.

(20)  Subsequent Event

On May 17, 2010 we received a distribution from the U.S. Bankruptcy Court in the matter of the bankruptcy petition of Phoenix Motor Cars, Inc. Although there is an additional hearing scheduled for June 10, 2010, we expect this payment to be our final recovery in this matter.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

 TOC

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2010, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

May 21, 2010

/s/ WILLIAM G. RANKIN	/s/ DONALD A. FRENCH
William G. Rankin	Donald A. French
Chairman of the Board, President	Treasurer, Secretary and
and Chief Executive Officer	Chief Financial Officer

ITEM 9B.	OTHER INFORMATION
TOC
None.

PART III

 TOC

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 TOC

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 4, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

 TOC

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2010" and "Aggregate Option Exercises During Fiscal Year 2010 and Option Values at the End of Fiscal Year 2010 in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 4, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 TOC

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 4, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

 TOC

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 4, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 TOC

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held August 4, 2010.

PART IV

 TOC
ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
TOC
(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2010 and March 31, 2009.

Consolidated Statements of Operations for the Years Ended March 31, 2010, 2009, and 2008.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended March 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 19 to the Consolidated Financial Statements above.

	3.	Reports on Form 8-K

Report regarding Modification Number One of the Assistance Agreement with the DOE filed on May 17, 2010

Report regarding completion of an Assistance Agreement with the DOE filed January 20, 2010

Report regarding purchase of a new manufacturing facility filed December 15, 2009

Report regarding completion of a follow-on public offering filed October 28, 2009

(b)		Exhibits:

1.1		Common Stock Purchase Agreement. Reference is made to Exhibit 1.1 of our Current Report on Form 8-K filed on October 28, 2009 (No. 0-9146), which is incorporated herein by reference.

3.1		Bylaws. Reference is made to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 0-9146), which is incorporated herein by reference.

3.2		Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146), which is incorporated herein by reference.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 0-9146), which is incorporated herein by reference.

10.1

UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-164705) filed on February 5, 2010, which is incorporated herein by reference.

10.2

UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Annual Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993, which is incorporated herein by reference.

10.3		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.4		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.5		Form of Incentive Stock Option Agreement. Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.6		Form of Non-Qualified Stock Option Agreement. Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.7		Form of Restricted Stock Agreement. Reference is made to Exhibit 10.8 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.8		Employment Agreement with William G. Rankin dated May 5, 2008. Reference is made to Exhibit 10.9 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.9		Employment Agreement with Donald A. French dated May 5, 2008. Reference is made to Exhibit 10.10 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.10

Employment Agreement with Ronald M. Burton dated September 17, 2007. Reference is made to Exhibit 10.11 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.11		Employment Agreement with Jon Lutz dated September 17, 2007. Reference is made to Exhibit 10.12 of our Annual Report on Form 10-K filed on May 22, 2008, which is incorporated herein by reference.

10.12		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.13

Sale - Purchase Agreement between the Company and Holden Properties Colorado II, LLC. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on December 15, 2009 (No. 0-9146), which is incorporated herein by reference.

10.14

First Amendment to Sale - Purchase Agreement between the Company and Holden Properties Colorado II, LLC. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on December 15, 2009 (No. 0-9146), which is incorporated herein by reference.

10.15

Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on January 20, 2010 (No. 0-9146), which is incorporated herein by reference.

10.16

Modification Number One to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 17, 2010 (No. 0-9146), which is incorporated herein by reference.

21.1		Subsidiaries of the Company.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Frederick, Colorado on the 21st day of May, 2010.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/WILLIAM G. RANKIN
William G. Rankin
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/WILLIAM G. RANKIN William G. Rankin	Chairman of the Board of Directors and President (Principal Executive Officer)	May 21, 2010
/s/DONALD A. FRENCH Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 21, 2010
/s/STEPHEN J. ROY Stephen J. Roy	Director	May 21, 2010
/s/JEROME H. GRANRUD Jerome H. Granrud	Director	May 21, 2010
/s/DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Director	May 21, 2010
/s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	May 21, 2010