Form 10-Q
period 2010-06-30
UQM TECHNOLOGIES INC
filed 2010-07-29
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

[  ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 1-10869

                   UQM TECHNOLOGIES, INC.

(Exact name of registrant, as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0579156 (I.R.S. Employer Identification No.)

        4120 Specialty Place, Longmont, Colorado 80504

(Address of principal executive offices) (Zip code)

                              (303) 682-4900

(Registrant's telephone number, including area code)

        7501 Miller Drive, Frederick, Colorado 80530

(Former address if changed, since last report)

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 27, 2010 was 36,046,667.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

TOC

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC

	June 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 5,876,018	17,739,600
Short-term investments	20,740,510	12,409,183
Accounts receivable	2,502,484	1,695,638
Costs and estimated earnings in excess of billings on
uncompleted contracts	932,400	680,746
Inventories	1,461,487	1,291,326
Prepaid expenses and other current assets	285,673	140,285

Total current assets	31,798,572	33,956,778

Property and equipment, at cost:
Land	1,825,968	1,825,968
Building	6,085,857	5,402,176
Machinery and equipment	4,861,040	4,524,188
	12,772,865	11,752,332
Less accumulated depreciation	(4,231,394)	(4,090,962)

Net property and equipment	8,541,471	7,661,370

Patent and trademark costs, net of accumulated
amortization of $803,186 and $789,325	408,971	420,441

Other assets	624,940	643,984

Total assets	$ 41,373,954	42,682,573

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	June 30, 2010	March 31, 2010
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 824,382	1,421,779
Other current liabilities	769,119	1,049,243
Short-term deferred compensation under executive employment
agreements	437,255	432,554
Billings in excess of costs and estimated earnings on
uncompleted contracts	14,344	51,552

Total current liabilities	2,045,100	2,955,128

Long-term deferred compensation under executive employment
agreements	729,225	722,862

Total liabilities	2,774,325	3,677,990

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 35,947,738 and 35,946,738 shares
issued and outstanding	359,477	359,467
Additional paid-in capital	112,293,133	112,211,227
Accumulated deficit	(74,052,981)	(73,566,111)

Total stockholders' equity	38,599,629	39,004,583

Total liabilities and stockholders' equity	$ 41,373,954	42,682,573

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC

	Quarter Ended June 30,
	2010	2009
Revenue:
Contract services	$ 302,228	412,882
Product sales	2,253,096	1,716,437
	2,555,324	2,129,319

Operating costs and expenses:
Costs of contract services	189,316	296,505
Costs of product sales	1,401,936	1,228,653
Research and development	119,319	186,146
Production engineering	803,634	426,435
Selling, general and administrative	822,841	639,778
Gain on sale of long-lived asset	(1,004)	-
	3,336,042	2,777,517

Loss before other income (expense)	(780,718)	(648,198)

Other income (expense):
Interest income	28,708	15,285
Interest expense	-	(7,203)
Other	265,140	11,000
	293,848	19,082

Net loss	$ (486,870)	(629,116)

Net loss per common share - basic and diluted	$ (0.01)	(0.02)

Weighted average number of shares of common stock
outstanding -basic and diluted	35,947,430	26,753,076

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

 TOC

	Quarter Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (486,870)	(629,116)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	160,768	141,039
Non-cash equity based compensation	78,346	83,910
Impairment of inventory	-	3,620
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(52,464)	(623,780)
Inventories	(170,161)	265,723
Prepaid expenses and other current assets	(145,388)	(95,776)
Accounts payable and other current liabilities	(877,521)	(422,134)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(37,208)	(19,776)
Deferred compensation under executive
employment agreements	11,064	9,406
Gain on sale of equipment	(1,004)	-
Net cash used in operating activities	(1,520,438)	(1,286,884)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	(8,331,327)	1,096,516
Decrease (increase) in other long-term assets	977	(374)
Acquisition of property and equipment	(2,418,596)	(34,793)
Reimbursements received from DOE under ARRA grant	403,619	-
Increase in patent and trademark costs	(2,391)	(1,192)
Cash proceeds from the sale of equipment	1,004	-
Net cash provided by (used in) investing activities	(10,346,714)	1,060,157

Cash flows from financing activities:
Repayment of debt	-	(27,640)
Issuance of common stock under employee stock purchase plan	-	34,793
Issuance of common stock upon exercise of employee stock options	3,570	-
Net cash provided by financing activities	3,570	7,153

Decrease in cash and cash equivalents	(11,863,582)	(219,574)
Cash and cash equivalents at beginning of quarter	17,739,600	2,501,999
Cash and cash equivalents at end of quarter	$ 5,876,018	2,282,425

Supplemental cash flow information:
Interest paid in cash during the quarter	$ -	7,294

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

TOC

(1)

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2010.

(2)	New Accounting Pronouncements

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

Stock Option Plans

As of June 30, 2010, we had 622,368 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

 Non-Employee Director Stock Option Plan

 In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2010, we had 151,745 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

 We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At June 30, 2010 we had 506,607 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters ended June 30, 2010 and 2009, we issued zero and 29,238 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2010 and 2009 was zero and $34,793, respectively.

Stock Bonus Plan

 We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At June 30, 2010 there were 6,794 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the Stock Plan during the quarters ended June 30, 2010 and 2009.

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

 We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters ended June 30, 2010 and 2009 and the classification of these expenses:

	Quarter Ended June 30,
	2010	2009
Cost of contract services	$ 30,120	19,574
Cost of product sales	13,092	20,367
Research and development	5,816	10,986
Production engineering	23,782	28,063
Selling, general and administrative	5,536	4,920
	$ 78,346	83,910

Share based compensation capitalized in inventories was insignificant as of June 30 2010 and March 31, 2010.

 We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters ended June 30, 2010 and 2009 were insignificant.

All shares granted under the Director's Plan are vested.

 A summary of the status of non-vested shares under the Equity Incentive Plan as of June 30, 2010 and 2009 and changes during the quarters ended June 30, 2010 and 2009 are presented below:

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at March 31	338,747	$ 1.93	283,454	$ 1.40
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	(1,832)	$ 1.61	-	$ -
Non-vested at June 30	336,915	$ 1.94	283,454	$ 1.40

As of June 30, 2010, there was $256,943 of total unrecognized compensation costs related to stock options granted under the Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 16 months. There were no stock options that vested during the quarters ended June 30, 2010 and 2009.

 There were no employee stock option grants during the quarters ended June 30, 2010, and 2009.

A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2010 and 2009 and changes during the quarters ended June 30, 2010 and 2009 are presented below:

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at March 31	98,929	$ 2.97	225,870	$ 3.08
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	98,929	$ 2.97	225,870	$ 3.08

As of June 30, 2010, there was $63,336 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 10 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarters ended June 30, 2010 and 2009, was zero.

Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.

Additional information with respect to stock option activity during the quarter ended June 30, 2010 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155
Granted	-	$ -
Exercised	(1,000)	$ 3.57		$ 600
Forfeited	(3,166)	$ 3.57

Outstanding at June 30, 2010	2,372,909	$ 3.45	3.7 years	$ 1,264,435

Exercisable at June 30, 2010	2,035,994	$ 3.40	3.5 years	$ 1,125,880

Vested and expected to vest at June 30, 2010	2,364,772	$ 3.45	3.7 years	$ 1,261,128

Additional information with respect to stock option activity during the quarter ended June 30, 2009 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$ 341,705

Exercisable at June 30, 2009	2,457,361	$ 3.78	4.2 years	$ 268,820

Vested and expected to vest at June 30, 2009	2,726,859	$ 3.67	4.4 years	$ 337,062

Additional information with respect to stock option activity during the quarter ended June 30, 2010 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2010	256,653	$ 3.15	2.6 years	$ 303,651
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(977)	$ 7.63

Outstanding at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003

Exercisable at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003

Vested and expected to vest at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003

Additional information with respect to stock option activity during the quarter ended June 30, 2009 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096

Exercisable at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096

Vested and expected to vest at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096

Cash received by us upon the exercise of stock options for the quarters ended June 30, 2010 and 2009 was $3,570 and zero, respectively. The source of shares of common stock is from authorized and previously unissued common shares.

(4)

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities and corporate bonds are held in our name at three major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments as we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost.

 The amortized cost and unrealized gain or loss of our investments were:

	June 30, 2010		March 31, 2010
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 8,015,768	1,442	4,994,624	576
Commercial paper, corporate and foreign bonds	7,711,430	(18,825)	1,656,875	(2,389)
Certificates of deposit	5,013,312	-	5,757,684	-
	20,740,510	(17,383)	12,409,183	(1,813)
Long-term investment:
Certificates of deposit (included in other assets)	59,136	-	58,701	-
	$ 20,799,646	(17,383)	12,467,884	(1,813)

The time to maturity of held-to-maturity securities were:

	June 30, 2010	March 31, 2010

Three to six months	$ 2,347,762	1,349,290
Six months to one year	18,392,748	11,059,893
Over one year	59,136	58,701
	$ 20,799,646	12,467,884

(5)

At June 30, 2010 and March 31, 2010, the estimated period to complete contracts in process ranged from one to twelve months and one to fourteen months, respectively. We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2010	March 31, 2010

Costs incurred on uncompleted contracts	$ 4,271,694	4,063,128
Estimated earnings	638,078	544,417
	4,909,772	4,607,545
Less billings to date	(3,991,716)	(3,978,351)
	$ 918,056	629,194

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 932,400	680,746
Billings in excess of costs and estimated earnings on
uncompleted contracts	(14,344)	(51,552)
	$ 918,056	629,194

(6)	Inventories at June 30, 2010 and March 31, 2010 consist of:

	June 30, 2010	March 31, 2010

Raw materials	$ 505,906	512,572
Work-in-process	892,598	744,525
Finished products	62,983	34,229
	$ 1,461,487	1,291,326

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the quarters ended June 30, 2010 and 2009, we impaired obsolete inventory with a carrying value of zero and $3,620, respectively.

(7)	Government Grants

We have a $45,145,534 grant with the U.S. Department of Energy ("DOE") under the Stimulus Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

Funding for qualifying project costs incurred during the period commencing August 5, 2009 through August 25, 2010 is initially limited to $8.1 million until the following conditions are satisfied: 1) review and approval of our accounting system by the DCAA; and 2) mutual agreement by the parties on an updated total estimated cost of the project. In the event either condition is not satisfied by August 25, 2010, the Grant may be terminated. In addition, we are required, no later than January 12, 2011, to provide DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE.

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

At June 30, 2010 we had received reimbursements from the DOE under the Stimulus Grant for facilities and equipment totaling $4.0 million and had grant funds receivable of $1.5 million. We also had approximately $2.0 million of contingently reimbursable engineering costs related to product qualification and testing which will be recognized as a reduction of expense in the period the contingencies described above are satisfied.

The application of grant funds to eligible capital asset purchases under the DOE Grant as of June 30, 2010 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	8,139,676	4,069,838	4,069,838
Machinery and Equipment	1,980,897	990,448	990,449
	$ 11,016,961	5,508,480	5,508,481
(8)	Other current liabilities at June 30, 2010 and March 31, 2010 consist of:

	June 30, 2010	March 31, 2010

Accrued payroll and employee benefits	$ 228,518	175,579
Accrued personal property and real estate taxes	143,577	354,807
Accrued warranty costs	91,501	75,903
Unearned revenue	164,449	356,596
Accrued royalties	43,891	34,515
Other	97,183	51,843
	$ 769,119	1,049,243

(9)	Stockholders' Equity

Changes in the components of stockholders' equity during the quarter ended June 30, 2010 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at March 31, 2010	35,946,738	$ 359,467	112,211,227	(73,566,111)	39,004,583

Issuance of common stock upon exercise
of employee stock options	1,000	10	3,560	-	3,570
Compensation expense from
employee and director stock
option and common stock grants	-	-	78,346	-	78,346
Net loss	-	-	-	(486,870)	(486,870)
Balances at June 30, 2010	35,947,738	$ 359,477	112,293,133	(74,052,981)	38,599,629

(10)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Lippert Components, Inc. totaled $331,484 and $55,458, for the quarters ended June 30, 2010 and 2009, respectively, which was 13 percent and 3 percent of total revenue, respectively.

 Trade accounts receivable from Lippert Components, Inc. were 1 percent and 17 percent of total accounts receivable as of June 30, 2010 and March 31, 2010 respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $6,458 and $87,654 as of June 30, 2010 and March 31, 2010, respectively.

 Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $527,280 and $540,271 for the quarters ended June 30, 2010 and 2009, respectively, which was 21 percent and 25 percent of total revenue, respectively. Accounts receivable from government-funded contracts represented 71 percent and 8 percent of total accounts receivable as of June 30, 2010 and March 31, 2010, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $386,922 and $489,948 for the quarters ended June 30, 2010 and 2009, respectively, which represented 15 and 23 percent of our consolidated total revenue for each quarter, respectively. This customer also represented 10 percent and 8 percent of total accounts receivable at June 30, 2010 and March 31, 2010, respectively, and 20 percent and 13 percent of inventories at June 30, 2010 and March 31, 2010, respectively.

(11)	Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

 We recognize interest and penalties related to uncertain tax positions in "Other," net. As of June 30, 2010 and 2009, we had no provisions for interest or penalties related to uncertain tax positions.

 The tax years 2005 through 2009 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(12)	Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2010 and 2009, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 98,929 and 225,870 were being held by the Company. For the quarters ended June 30, 2010 and 2009 respectively, 23,809 and zero shares were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At June 30, 2010 and 2009, options to purchase 2,634,908 and 2,980,659 shares of common stock were outstanding. For the quarters ended June 30, 2010 and 2009, respectively, options for 703,691 and 2,950,790 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 568,444 and 5,035 shares of common stock for the quarters ended June 30, 2010 and 2009, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

(13)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable:  The carrying amounts approximate fair value because of the short maturity of these instruments.

Investments:  The carrying value of these instruments is the amortized cost of the investments which approximates fair value.  See Note 4.
(14)	Segments

At June 30, 2010, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentages allocated to the technology segment and power products segment were 69 percent and 31 percent for the quarter ended June 30, 2010, and were 82 percent and 18 percent for the quarter ended June 30, 2009, respectively.

 Intersegment sales or transfers, which were eliminated upon consolidation, were $116,576 and $4,467, for the quarters ended June 30, 2010 and 2009, respectively.

 The technology segment leases office, production and laboratory space in a building owned by the Power Products Segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $45,900 and $45,900, for the quarters ended June 30, 2010 and 2009, respectively, and were eliminated upon consolidation.

 The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended June 30, 2010:

		Power
	Technology	Products	Total
Revenue	$1,871,030	684,294	2,555,324
Interest income	$28,183	525	28,708
Interest expense	$-	-	-
Depreciation and amortization	$(105,294)	(55,474)	(160,768)
Segment loss	$(356,520)	(130,350)	(486,870)
Total assets	$32,441,822	8,932,132	41,373,954
Expenditures for long-lived segment assets	$(139,994)	(2,280,993)	(2,420,987)

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

Employment Agreements

 We have entered into employment agreements with four of our officers which expire on August 22, 2012. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining twenty-six month term is $2,060,023. In addition, we have recorded a liability of $1,166,480 and $1,155,416 at June 30, 2010 and March 31, 2010, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

 Lease Commitments

 At June 30, 2010 there were no operating leases with initial non-cancelable terms in excess of one year.

 Litigation

 In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court. On May 17, 2010 we received a final recovery from the U.S. Bankruptcy Court in this matter of $265,140, which has been recorded as other income in the first quarter of the current fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOC

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA, our ability to successfully expand our manufacturing facilities and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 5. Other Information.

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

 We have entered into a ten year Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems to CODA Automotive's production partner, HaFei. Initial shipments of production systems under the agreement are expected to begin later this calendar year and ramp up prior to scheduled deliveries of CODA's all-electric four-door sedan in the California market in the fall of 2010. CODA hopes to sell 14,000 vehicles in calendar year 2011 reaching an annual run rate of 20,000 vehicles, which, if achieved, would result in annual revenue to us well in excess of $50 million.

The CODA all-electric sedan was developed by CODA's internal team of engineers working with multiple external engineering partners, including Porsche Engineering. The vehicle is propelled by a 100 kW UQM® PowerPhase® electric propulsion system and is expected to carry a 5-star crash worthiness rating and sell in the mid $30,000s after government tax credits.

 The CODA all-electric sedan chassis will be initially assembled and tested, incorporating the UQM® power-train on an existing large-scale assembly line operated by CODA's manufacturing and assembly partner, HaFei. Hafei is one of the premier production and R&D companies in China and is China's third largest automobile manufacturer. Hafei has over 575,000 square meters of production facilities and 11,000 employees.

 We understand that CODA is also working to establish final vehicle assembly in southern California where at a minimum the battery system would be installed in the chassis produced by Hafei. It is likely, that over time, the UQM propulsion system and other US- sourced components would be assembled into the vehicle in Southern California, rather than China.

 After the end of the quarter, we announced that an international automobile company had placed an initial order for over fifty PowerPhase® electric propulsion systems as part of their fleet build and vehicle development activities. Deliveries under the order are scheduled to occur in the fourth calendar quarter of 2010 and the first calendar quarter of 2011. Automobile companies typically build test fleets to evaluate new vehicles that are under development prior to their market launch. Introduction of the vehicle is targeted for 2012 and we have quoted delivery and price for over 25,000 systems.

 We have also been awarded a $45.1 million Grant from the U.S. DOE under the American Recovery and Reinvestment Act ("ARRA") to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant, which was finalized in January 2010, provides for a 50 percent cost-share by the Company raising the total value of the project to $90.2 million. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive are expected to qualify for reimbursement under the DOE program. The Grant also provides for the reimbursement of qualifying pre-award expenditures incurred after August 5, 2009. Expected reimbursements under this provision for production engineering expenditures incurred through June 30, 2010 totaled approximately $2.0 million and when recognized will be recorded as a reduction of production engineering expense resulting in a reduction in net loss. Reimbursements received from the DOE through June 30, 2010 for capital assets acquired totaled $4.0 million, which were recorded as a reduction in the cost basis of the assets acquired.

 After the end of the quarter we relocated the majority of our operations to a 129,304 square foot headquarters and manufacturing facility on a 30 acre site in Longmont, Colorado. Approximately 15 acres of the site are available for future facility expansion. We expect to invest over the next two quarters an additional $4.8 million for tooling, and manufacturing equipment to launch a high volume production cell for the electric propulsion system being supplied under the CODA Supply Agreement. We expect to use amounts under the DOE ARRA grant for up to 50% of these investments. Similarly, following the launch of deliveries under the CODA Supply Agreement, we expect to devote substantial financial resources to meet the working capital requirements associated with these production activities, potentially as much as $20 million.

 Throughout the quarter we continued to experience broad demand for our electric propulsion systems and related products from a wide-range of customers worldwide. We believe that the increased demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market and the amount of government grants and loans available to encourage the development and introduction of clean vehicles. In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, Peterbilt Motors Company and Freightliner Trucks. We expect to see further growth in deliveries to these markets as the global economy continues to improve. In addition, we expect that demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

 Contract services revenue for the first fiscal quarter declined 26.8 percent to $302,228, due to the application of engineering resources to non-billable production engineering activities. We expect funded engineering activities to be at similar levels for the remainder of the fiscal year as we continue to transfer engineering staff from research related activities to production related activities.

 During the quarter ended June 30, 2010, product sales revenue increased 31.3 percent to $2,253,096, driven primarily by an increase in demand for electric propulsion systems and generators.

 Gross profit margins on product sales for the quarter ended June 30, 2010 were 37.8 percent versus 28.4 percent for the comparable quarter last fiscal year.  Gross contribution dollars on product sales for the quarter increased 74.5 percent to $851,160 versus $487,784 for the comparable quarter last fiscal year. The improvement is attributable to improved overhead absorption and reduced production costs associated with higher volumes and improvements in supply chain management.

 Production engineering expenditures nearly doubled to $803,634 for the quarter ended June 30, 2010 versus $426,435 for the same quarter last fiscal year. The increase is attributable to expanded production engineering activities in support of our customers' production intent requirements.

 Other income was $265,140 for the quarter reflecting a cash recovery arising from the completion of the bankruptcy proceedings of Phoenix MC, Inc.

 Net loss for the first fiscal quarter decreased to $486,870, or $0.01 per common share, on total revenue of $2,555,324 versus a net loss of $629,116 or $0.02 per common share on total revenue of $2,129,319 for the comparable quarter last fiscal year. The decrease in net loss is primarily attributable to the expansion in gross profit contribution dollars and the cash recovery arising from the completion of the Phoenix MC, Inc. bankruptcy proceedings.

 Our liquidity throughout the fiscal year was sufficient to meet our operating requirements. At June 30, 2010 we had cash and short-term investments totaling $26,616,528. Net cash used in operating activities and capital expenditures and prepayments for property and equipment for the first quarter were $1,520,438 and $2,418,598 versus $1,286,884 and $34,793 for the same quarter last fiscal year.

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

 Financial Condition

Cash and cash equivalents and short-term investments at June 30, 2010 were $26,616,528 and working capital (the excess of current assets over current liabilities) was $29,753,472 compared with $30,148,783 and $31,001,650, respectively, at March 31, 2010. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of accounts receivable, lower levels of accounts payable and expenditures for long-lived assets.

 Accounts receivable increased $806,846 to $2,502,484 at June 30, 2010 from $1,695,638 at March 31, 2010. The increase is primarily due to higher levels of billings arising principally from billings under our DOE ARRA stimulus grant as of June 30, 2010. Substantially all of our customers are large well-established companies of high credit quality. Although we have not established an allowance for bad debts at June 30, 2010 and no allowance for bad debts was deemed necessary at March 31, 2010, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

 Costs and estimated earnings on uncompleted contracts increased $251,654 to $932,400 at June 30, 2010 versus $680,746 at March 31, 2010. The increase is due to less favorable billing terms on certain contracts in process at June 30, 2010 versus March 31, 2010. Estimated earnings on contracts in process increased to $638,078 or 13.0 percent of contracts in process of $4,909,772 at June 30, 2010 compared to estimated earnings on contracts in process of $544,417 or 11.8 percent of contracts in process of $4,607,545 at March 31, 2010. The increase is attributable to higher expected margin on certain contracts in process at June 30, 2010.

 Inventories increased $170,161 to $1,461,487 at June 30, 2010 principally due to higher levels of work-in-process and finished goods inventories. Work-in-process and finished goods inventory increased $148,073 and $28,754, respectively, reflecting higher levels of low volume product builds in process at June 30, 2010.

Prepaid expenses and other current assets increased to $285,673 at June 30, 2010 from $140,285 at March 31, 2010 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

 We invested $2,418,596 for the acquisition of property and equipment during the quarter ended June 30, 2010 compared to $34,793 during the comparable quarter last fiscal year. The increase in capital expenditures is primarily due to renovation costs for work being performed on our new facility and purchases of manufacturing equipment during the quarter

 Patent and trademark costs decreased $11,470 to $408,971 at June 30, 2010 versus $420,441 at March 31, 2010 primarily due to the systematic amortization of patent issuance costs.

 Accounts payable decreased $597,397 to $824,382 at June 30, 2010 from $1,421,779 at March 31, 2010, primarily due to the timing of the payment of renovation costs on our new facility.

 Other current liabilities decreased $280,124 to $769,119 at June 30, 2010 from $1,049,243 at March 31, 2010. The decrease is primarily attributable to lower levels of customer prepayments at June 30, 2010.

 Billings in excess of costs and estimated earnings on uncompleted contracts decreased $37,208 to $14,344 at June 30, 2010 from $51,552 at March 31, 2010 reflecting decreased billings on certain engineering contracts in process at June 30, 2010 in advance of the performance of the associated work versus March 31, 2010.

 Deferred compensation under executive employment agreements increased $11,064 to $1,166,480 at June 30, 2010 from $1,155,416 at March 31, 2010 reflecting periodic accruals of future severance obligations under executive employment agreements.

 Common stock and additional paid-in capital were $359,477 and $112,293,133, respectively, at June 30, 2010 compared to $359,467 and $112,211,227 at March 31, 2010. The increases in common stock and additional paid-in capital were primarily attributable to non-cash share based payments and share issuances under our equity incentive plan.

Results of Operations

 Quarter Ended June 30, 2010

 Operations for the first quarter ended June 30, 2010, resulted in a net loss of $486,870, or $0.01 per common share, compared to a net loss of $629,116, or $0.02 per common share for the comparable period last year. The reduction in net loss is primarily attributable to higher levels of product sales revenue, expanded gross profit margins and a final distribution from the bankruptcy court in the matter of Phoenix MC.

 Revenue from contract services decreased $110,654, or 27 percent, to $302,228 at June 30, 2010 versus $412,882 for the comparable quarter last year. The decrease is primarily due to the application of engineering resources to support production engineering and low volume production activities.

 Product sales for the first quarter increased $536,659 or 31 percent to $2,253,096, compared to $1,716,437 for the comparable period last year. Power products segment revenue for the quarter ended June 30, 2010 increased to $684,294 from $520,932 for the comparable quarter last fiscal year due to increased shipments of DC-to-DC converters and vehicle auxiliary motors. Technology segment product revenue for the quarter ended June 30, 2010 increased 31 percent to $1,568,802, compared to $1,195,505 for the quarter ended June 30, 2009 due to increased shipments of prototype propulsion motors and controllers.

 Gross profit margins for the quarter ended June 30, 2010 increased to 37.7 percent compared to 28.4 percent for the quarter ended June 30, 2009. Gross profit on contract services was 37.4 percent during the first quarter this fiscal year compared to 28.2 percent or the quarter ended June 30, 2009. The improvement is primarily due to improved pricing on certain engineering contracts in process at June 30, 2010. Gross profit margin on product sales for the first quarter this year rose to 37.8 percent compared to 28.4 percent for the first quarter last year. The improvement is primarily due to lower material costs and improved overhead absorption arising from higher production levels during the current quarter versus the comparable quarter last year.

 Research and development expenditures for the quarter ended June 30, 2010 decreased to $119,319 compared to $186,146 for the quarter ended June 30, 2009 reflecting reduced levels of cost-sharing on government research programs and lower levels of on-going software research activities.

 Production engineering costs were $803,634 for the first quarter versus $426,435 for the first quarter last fiscal year. The increase is attributable to higher sample costs, and expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations.

 Selling, general and administrative expense for the quarter ended June 30, 2010 was $822,841 compared to $639,778 for the same quarter last year. The increase is attributable to higher levels of marketing and facility related expenses partially offset by lower levels of legal expenses versus the same quarter last fiscal year.

 Interest income increased to $28,708 for the quarter ended June 30, 2010 versus $15,285 for the same period last fiscal year. The increase is attributable to higher levels of invested cash balances.

 Interest expense decreased to zero for the quarter ended June 30, 2010 compared to $7,203 for the comparable period last fiscal year reflecting the payoff of the mortgage debt on our Frederick, Colorado facility during the previous fiscal year.

 Liquidity and Capital Resources

 Our cash balances and liquidity throughout the quarter ended June 30, 2010 were adequate to meet operating needs. At June 30, 2010, we had working capital (the excess of current assets over current liabilities) of $29,753,472 compared to $31,001,650 at March 31, 2010.

 For the quarter ended June 30, 2010, net cash used in operating activities was $1,520,438 compared to net cash used in operating activities of $1,286,884 for the comparable quarter last fiscal year. The increase in cash used for the first fiscal quarter is primarily attributable lower levels of accounts payable, which were partially offset by a lower net loss.

 Net cash used in investing activities for the first quarter was $10,346,714 compared to cash provided by investing activities of $1,060,157 for the comparable quarter last fiscal year. The increase in net cash used in investing activities for the first quarter was primarily due to increased levels of short-term investments and higher levels of capital expenditures associated with the establishment of high volume manufacturing capability and capacity for the CODA vehicle launch later this calendar year.

 We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest substantially greater financial resources during fiscal 2011 on the commercialization of our products in emerging markets, including a significant increase in human resources, and increased expenditures for equipment, tooling and facilities. These capital requirements may be substantially reduced by the funding of 50 percent of qualified capital expenditures from the Company's grant from the U.S. DOE under the ARRA. Working capital requirements related to our supply agreement with CODA could be potentially as high as $20 million if CODA achieves their calendar 2011 production targets. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves June 30, 2010. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. In addition, our $45.1 million DOE stimulus grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the grant. As of June 30, 2010 we have provided matching funds of $39.6 million, and potentially require future matching funds of $5.5 million over the remaining term of the grant. We do not currently have sufficient funds to meet all of this potential future funding requirement.

 If our existing financial resources are not sufficient to execute our business plan, including meeting future funding requirements under the DOE stimulus grant, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operation with then available financial resources.

 Contractual Obligations

 The following table presents information about our contractual obligations and commitments as of June 30, 2010:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	$ 3,121,779	3,121,779	-	-	-
Executive employment agreements (1)	1,166,480	437,255	680,160	-	49,065
Total	$ 4,288,259	3,559,034	680,160	-	49,065

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

 Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2010 describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories and the fair value of financial and long-lived assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

 Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at June 30, 2010 and March 31, 2010 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

 Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2010 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

As of June 30, 2010, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

PART II-OTHER INFORMATION

TOC

ITEM 1. LEGAL PROCEEDINGS

TOC

Litigation

 In November 2007, we filed an arbitration claim with the American Arbitration Association ("AAA") against Phoenix MC, Inc., as successor by merger to Phoenix Motorcars, Inc. ("Phoenix") seeking damages for Phoenix's breach of the Purchase and Supply Agreement between Phoenix and UQM Technologies, Inc. dated January 12, 2007. The matter was heard by an AAA arbitration panel (the "Panel") in December 2008. On February 24, 2009, the AAA notified us of the Panel's findings that Phoenix had materially breached the Agreement and awarded monetary damages to us in the amount of $5,309,649. In addition, the Panel awarded us post-award interest at the rate of 10 percent per annum on the unpaid amount of the award subsequent to February 6, 2009. On April 27, 2009, Phoenix filed a Chapter 11 bankruptcy petition with the U.S. Bankruptcy Court. On May 17, 2010 we received a final recovery from the U.S. Bankruptcy Court in this matter of $265,140, which was recorded as other income in the first quarter of the current fiscal year.

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

 This report and the documents incorporated by reference also contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.

 We have incurred significant losses and may continue to do so.

 We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2010	2009	2008

Net loss	$ 4,140,872	$ 4,402,019	$ 4,586,105

We have had accumulated deficits as follows:

June 30, 2010	$ 74,052,981

March 31, 2010	$ 73,566,111

March 31, 2009	$ 69,425,239

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2011 and potentially beyond.

Our operating losses and working capital requirements could consume our current cash balances.

Our net loss for the quarter ended June 30, 2010 was $486,870 versus a net loss for the comparable quarter last fiscal year of $629,116. At June 30, 2010, our cash and short-term investments totaled $26,616,528. Our net loss for the fiscal year ended March 31, 2010 was $4,140,872 versus a net loss for the fiscal year ended March 31, 2009 of $4,402,019. Our working capital requirements could increase substantially with the launch of production for CODA and other customers. We are not certain that our existing cash resources will be sufficient to fund our working capital requirements or to complete our business plan. Should our existing cash resources be insufficient, we may need to secure additional funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

 On January 13, 2010, we finalized a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. This Award is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. The payment of the incurred costs under the award has been limited to $8.1 million through August 25, 2010 until various conditions are satisfied. These conditions include 1) DOE's review and approval of our accounting system; and 2) mutual agreement of an updated total estimated cost of the project. In the event either condition is not satisfied by August 25, 2010 the grant may be terminated. In addition, we are required within one year after the effective date of the award to provide DOE with an additional updated total estimated cost of the project along with firm commitments for our 50 percent share of the total estimated cost of the project. If all such funds have not been secured, we must submit by such a date, a funding plan to obtain the remainder of such funds that is acceptable to the DOE. In the event we do not satisfy the foregoing contingencies, the award may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the contingencies contained in the award, we can not assure that the contingencies will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

 Neodymium, a rare earth mineral, is a key element used in the production of magnets that are a component of our electric propulsion systems. Neodymium is currently sourced primarily from China, and China recently indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. To the extent that we buy magnets as a finished product from a Chinese supplier, these potential limitations on neodymium ore may not impact us. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities, or in a timely manner, to meet our production plans. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

 A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced extreme disruption over the last two years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. We are unable to predict the likely duration and severity of the current disruptions in financial  markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers and suppliers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or declining economic conditions in the United States and elsewhere, including in the automobile industry, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

Future or anticipated sales of our stock may impact our market price.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. The number of shares of common stock available for future sale through our shelf registration statement is equal to approximately 18% of the currently outstanding shares of our common stock. We cannot predict the effect that market sales of such a large number of shares would have on the market price of our common stock. Moreover, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated sales of our common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

TOC

(a)     Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

Report regarding modification number two of the Assistance Agreement with the DOE file June 25, 2010.

Report regarding modification number one of the Assistance Agreement with the DOE filed May 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: July 29, 2010
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)