Form 10-Q
period 2010-09-30
UQM TECHNOLOGIES INC
filed 2010-10-28
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at October 26, 2010 was 36,177,348.

TABLE OF CONTENTS

Part I	Financial Information

	Item 1	Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010

Consolidated statements of operations for the quarters and six month periods ended
September 30, 2010 and 2009

Consolidated statements of cash flows for the six month periods ended
September 30, 2010 and 2009

Notes to Consolidated Financial Statements

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

	Item 4	Controls and Procedures

Part II	Other Information

	Item 1	Legal Proceedings

	Item 1A	Risk Factors

	Item 6	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 14,350,153	17,739,600
Short-term investments	12,052,198	12,409,183
Accounts receivable	3,261,291	1,695,638
Costs and estimated earnings in excess of billings on
uncompleted contracts	500,150	680,746
Inventories	1,481,939	1,291,326
Prepaid expenses and other current assets	311,330	140,285

Total current assets	31,957,061	33,956,778

Property and equipment, at cost:
Land	1,858,489	1,825,968
Building	6,170,472	5,402,176
Machinery and equipment	6,201,378	4,524,188
	14,230,339	11,752,332
Less accumulated depreciation	(4,445,370)	(4,090,962)

Net property and equipment	9,784,969	7,661,370

Patent costs, net of accumulated amortization of
$764,035 and $738,556	278,381	297,623
Trademark costs, net of accumulated amortization of
$53,012 and $50,769	120,575	122,818

Other assets	183,119	643,984

Total assets	$ 42,324,105	42,682,573

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	September 30, 2010	March 31, 2010
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,153,477	1,421,779
Other current liabilities	986,595	1,049,243
Short-term deferred compensation under executive employment
agreements	739,200	432,554
Billings in excess of costs and estimated earnings on
uncompleted contracts	24,291	51,552

Total current liabilities	2,903,563	2,955,128

Long-term deferred compensation under executive employment
agreements	521,885	722,862

Total liabilities	3,425,448	3,677,990

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 36,050,886 and 35,946,738 shares
issued and outstanding	360,509	359,467
Additional paid-in capital	112,968,922	112,211,227
Accumulated deficit	(74,430,774)	(73,566,111)

Total stockholders' equity	38,898,657	39,004,583

Total liabilities and stockholders' equity	$ 42,324,105	42,682,573

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Contract services	$ 43,262	431,512	345,490	844,394
Product sales	1,984,296	1,839,030	4,237,392	3,555,467
	2,027,558	2,270,542	4,582,882	4,399,861

Operating costs and expenses:
Costs of contract services	161,434	285,215	350,750	581,720
Costs of product sales	1,639,515	1,167,511	3,041,451	2,396,164
Research and development	152,628	127,689	271,947	313,835
Production engineering	856,682	587,881	1,660,316	1,014,316
Reimbursement of costs under DOE grant	(2,551,944)	-	(2,551,944)	-
Selling, general and administrative	2,177,981	603,069	3,000,822	1,242,847
Gain on sale of long-lived asset	-	-	(1,004)	-
	2,436,296	2,771,365	5,772,338	5,548,882

Loss before other income (expense)	(408,738)	(500,823)	(1,189,456)	(1,149,021)

Other income (expense):
Interest income	30,945	11,487	59,653	26,772
Interest expense	-	(6,701)	-	(13,904)
Other	-	-	265,140	11,000
	30,945	4,786	324,793	23,868

Net loss	$ (377,793)	(496,037)	(864,663)	(1,125,153)

Net loss per common share - basic and
diluted	$ (0.01)	(0.02)	(0.02)	(0.04)

Weighted average number of shares of
common stock outstanding - basic and
diluted	36,005,413	26,947,997	35,976,580	26,851,069

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (864,663)	(1,125,153)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	388,605	286,636
Non-cash equity based compensation	856,169	153,888
Impairment of inventory	-	3,620
Gain on sale of equipment	(1,004)	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(1,129,807)	(445,109)
Inventories	(190,613)	293,667
Prepaid expenses and other current assets	(171,045)	(183,065)
Accounts payable and other current liabilities	(393,823)	(220,590)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(27,261)	35,360
Deferred compensation under executive
employment agreements	105,669	18,813
Net cash used in operating activities	(1,427,773)	(1,181,933)

Cash flows from investing activities:
Purchases of short-term investments	(11,264,319)	(9,177)
Maturities of short-term investments	11,621,304	1,554,372
Decrease (increase) in other long-term assets	534	(803)
Acquisition of property and equipment	(4,441,304)	(156,236)
Property and equipment reimbursements received from DOE under
grant	2,224,776	-
Increase in patent and trademark costs	(6,237)	(7,856)
Cash proceeds from the sale of equipment	1,004	-
Net cash provided by (used in) investing activities	(1,864,242)	1,380,300

Cash flows from financing activities:
Repayment of debt	-	(55,780)
Issuance of common stock under employee stock purchase plan	1,006	59,721
Issuance of common stock upon exercise of employee stock options	3,570	753,137
Issuance of common stock upon exercise of warrants	-	167,751
Purchase of treasury stock	(102,008)	(69,495)
Net cash provided by (used in) financing activities	(97,432)	855,334

Increase (decrease) in cash and cash equivalents	(3,389,447)	1,053,701
Cash and cash equivalents at beginning of period	17,739,600	2,501,999
Cash and cash equivalents at end of period	$ 14,350,153	3,555,700

Supplemental cash flow information:
Interest paid in cash during the period	$ -	14,088

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

In April 2010, the FASB issued a new standard on the milestone method of revenue recognition. This new standard provides guidance on the criteria that is necessary to apply the milestone method of revenue recognition. This new standard is required to be adopted in the first quarter of FY2012. We do not expect this new standard to significantly impact our consolidated financial statements.

(3)	Stock-Based Compensation

Stock Option Plans

As of September 30, 2010, we had 1,128,702 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2010, we had 75,648 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At September 30, 2010 we had 506,330 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and six month periods ended September 30, 2010 and 2009, we issued 277 and 16,730 shares, and 277 and 45,968 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and six month periods ended September 30, 2010 and 2009 was $1,006 and $24,928, and $1,006 and $59,721, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At September 30, 2010 there were 1,006,794 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 235,173 and zero shares and 235,173 and zero shares granted under the Stock Plan during the quarters and six month periods ended September 30, 2010 and 2009, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2010 and 2009 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Costs of contract services	$ 11,350	20,726	41,470	40,301
Costs of product sales	37,371	16,022	50,463	36,388
Research and development	7,780	6,440	13,596	17,426
Production engineering	27,426	22,828	51,208	50,891
Selling, general and administrative	693,896	3,962	699,432	8,882
	$ 777,823	69,978	856,169	153,888

Share based compensation capitalized in inventories were insignificant in the quarters and six month periods ended September 30, 2010 and September 30, 2009.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2010 and September 30, 2009 were insignificant.

All shares granted under the Director's Plan are vested.

A summary of the status of non-vested shares under the Equity Incentive Plan as of September 30, 2010 and 2009 and changes during the quarters and six month periods ended September 30, 2010 and 2009 is presented below:

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2009
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at April 1	338,747	$ 1.93	283,454	$ 1.40
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	(1,832)	$ 1.61	-	$ -
Non-vested at June 30	336,915	$ 1.94	283,454	$ 1.40
Granted	510,132	$ 1.37	-	$ -
Vested	(297,594)	$ 1.21	(128,471)	$ 1.47
Forfeited	-	$ -	(5,873)	$ 1.58
Non-vested at September 30	549,453	$ 1.80	149,110	$ 1.35

As of September 30, 2010, there was $622,185 of total unrecognized compensation costs related to stock options granted under the Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 25 months. The total fair value of stock options that vested during the quarters and six month periods ended September 30, 2010 and 2009 was $359,062 and $188,401, and $359,062 and $188,401, respectively.

There were 510,132 and zero and 510,132 and zero employee stock option grants under the Equity Incentive Plan during the quarters and six month periods ended September 30, 2010, and 2009, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2010 and 2009 and changes during the quarters and six month periods ended September 30, 2010 and 2009 are presented below:

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2009
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at April 1	98,929	$ 2.97	225,870	$ 3.08
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	98,929	$ 2.97	225,870	$ 3.08
Granted	235,173	$ 2.51	-	$ -
Vested	(139,767)	$ 2.57	(45,342)	$ 3.20
Forfeited	-	$ -	-	$ -
Non-vested at September 30	194,335	$ 2.70	180,528	$ 3.05

As of September 30, 2010, there was $277,928 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2010 is expected to be recognized over a weighted average period of 26 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarters and six month periods ended September 30, 2010 and 2009, was $589,998 and $145,094, and $589,998 and $145,094, respectively.

Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.
Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2010 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155
Granted	-	$ -
Exercised	(1,000)	$ 3.57		$ 600
Forfeited	(3,166)	$ 3.57
Outstanding at June 30, 2010	2,372,909	$ 3.45	3.7 years	$ 1,264,435
Granted	510,132	$ 2.52
Exercised	-	$ -		$ -
Forfeited	(6,334)	$ 3.59

Outstanding at September 30, 2010	2,876,707	$ 3.28	4.0 years	$ 328,687

Exercisable at September 30, 2010	2,327,254	$ 3.30	3.4 years	$ 260,704

Vested and expected to vest at September 30, 2010	2,850,029	$ 3.29	3.9 years	$ 325,114

Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2009 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$ 341,705
Granted	-	$ -
Exercised	(254,094)	$ 2.71		$ 535,449
Forfeited	(5,873)	$ 2.66

Outstanding at September 30, 2009	2,480,848	$ 3.76	4.0 years	$ 5,803,280

Exercisable at September 30, 2009	2,331,738	$ 3.84	3.9 years	$ 5,316,673

Vested and expected to vest at September 30, 2009	2,471,918	$ 3.77	4.0 years	$ 5,773,138

Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2010 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2010	256,653	$ 3.15	2.6 years	$ 303,651
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(977)	$ 7.63
Outstanding at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003
Granted	100,136	$ 2.63
Exercised	-	$ -		$ -
Forfeited	(24,039)	$ 3.57

Outstanding at September 30, 2010	331,773	$ 2.96	3.3 years	$ 45,771

Exercisable at September 30, 2010	331,773	$ 2.96	3.3 years	$ 45,771

Vested and expected to vest at September 30, 2010	331,773	$ 2.96	3.3 years	$ 45,771

Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2009 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2009	222,919	$ 2.77	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	222,919	$ 2.77	2.5 years	$ 48,096
Granted	-	$ -
Exercised	(19,802)	$ 3.20		$ 13,861
Forfeited	-	$ -

Outstanding at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947

Exercisable at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947

Vested and expected to vest at September 30, 2009	203,117	$ 2.73	2.5 years	$ 614,947

Cash received by us upon the exercise of stock options for the quarters and six month periods ended September 30, 2010 and 2009 was zero and $753,137, and $3,570 and $753,137, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at September 30, 2010 and March 31, 2010 were:

	September 30, 2010		March 31, 2010
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 3,014,372	(8,342)	4,994,624	576
Commercial paper, corporate and foreign bonds	5,773,574	(54,698)	1,656,875	(2,389)
Certificates of deposit	3,264,252	-	5,757,684	-
	12,052,198	(63,040)	12,409,183	(1,813)
Long-term investment:
Certificates of deposit (included in other assets)	59,579	-	58,701	-
	$ 12,111,777	(63,040)	12,467,884	(1,813)

The time to maturity of held-to-maturity securities were:

	September 30, 2010	March 31, 2010

Three to six months	$ 10,499,783	1,349,290
Six months to one year	1,552,415	11,059,893
Over one year	59,579	58,701
	$ 12,111,777	12,467,884

(5)

At September 30, 2010 and March 31, 2010, the estimated period to complete contracts in process ranged from one to nine months and one to fourteen months, respectively. We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	September 30, 2010	March 31, 2010

Costs incurred on uncompleted contracts	$ 4,041,533	4,063,128
Estimated earnings	479,603	544,417
	4,521,136	4,607,545
Less billings to date	(4,045,277)	(3,978,351)
	$ 475,859	629,194

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 500,150	680,746
Billings in excess of costs and estimated earnings on
uncompleted contracts	(24,291)	(51,552)
	$ 475,859	629,194

(6)	Inventories at September 30, 2010 and March 31, 2010 consist of:

	September 30, 2010	March 31, 2010

Raw materials	$ 956,524	512,572
Work-in-process	474,172	744,525
Finished products	51,243	34,229
	$ 1,481,939	1,291,326

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the six month periods ended September 30, 2010 and 2009, we impaired obsolete inventory with a carrying value of zero and $3,620, respectively.

(7)	Government Grants

We have a $45,145,534 grant with the U.S. Department of Energy ("DOE") under the Stimulus Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering costs related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Funding for qualifying project costs incurred is limited to $32.0 million until we provide DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project by July 13, 2011. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE.

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

On September 7, 2010 the Grant was amended to remove certain conditions related to the qualification of our accounting systems and the mutual agreement on updated total costs eligible for reimbursement under the Grant. As a result of this amendment certain engineering costs incurred subsequent to August 5, 2009 became eligible for reimbursement and have been recognized during the quarter and six month period ended September 30, 2010. Future reimbursements of qualified engineering costs will be recognized in the period the associated costs are incurred.

At September 30, 2010 we had received reimbursements from the DOE under the Stimulus Grant totaling $7.9 million and had grant funds receivable of $1.2 million.

The application of grant funds to eligible capital asset purchases under the DOE Grant as of September 30, 2010 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	8,308,905	4,154,452	4,154,453
Machinery and Equipment	3,952,410	1,976,205	1,976,205
	$ 13,157,703	6,578,851	6,578,852
(8)	Other current liabilities at September 30, 2010 and March 31, 2010 consist of:

	September 30, 2010	March 31, 2010

Accrued payroll and employee benefits	$ 232,749	175,579
Accrued personal property and real estate taxes	215,368	354,807
Accrued warranty costs	94,629	75,903
Unearned revenue	203,600	356,596
Accrued royalties	52,106	34,515
Other	188,143	51,843
	$ 986,595	1,049,243

(9)	Stockholders' Equity

Changes in the components of stockholders' equity during the quarter and six month period ended September 30, 2010 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2010	35,946,738	$ 359,467	112,211,227	(73,566,111)	39,004,583

Issuance of common stock upon exercise
of employee stock options	1,000	10	3,560	-	3,570
Compensation expense from
employee and director stock
option and common stock grants	-	-	78,346	-	78,346
Net loss	-	-	-	(486,870)	(486,870)
Balances at June 30, 2010	35,947,738	$ 359,477	112,293,133	(74,052,981)	38,599,629

Issuance of common stock under
stock bonus plan	139,767	1,398	320,601	-	321,999
Issuance of common stock under
employee stock purchase plan	277	3	1,003	-	1,006
Purchase of treasury stock	(36,896)	(369)	(101,639)	-	(102,008)
Compensation expense from
employee and director stock
option and common stock grants	-	-	455,824	-	455,824
Net loss	-	-	-	(377,793)	(377,793)
Balances at September 30, 2010	36,050,886	$ 360,509	112,968,922	(74,430,774)	38,898,657

(10)	Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from CODA Automotive totaled $358,800 and $33,000, and $427,800 and $147,250, for the quarters and six month periods ended September 30, 2010 and 2009, respectively, which was 18 percent and 1 percent, and 9 percent and 3 percent, of total revenue, respectively. Revenue from Electric Vehicles International totaled $206,940 and zero, and $269,022 and zero, for the quarters and six month periods ended September 30, 2010 and 2009, respectively, which was 10 percent and nil, and 6 percent and nil, of total revenue, respectively.

Trade accounts receivable from CODA Automotive were 11 percent and 3 percent of total accounts receivable as of September 30, 2010 and March 31, 2010, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $292,139 and $350,425 as of September 30, 2010 and March 31, 2010, respectively. Trade accounts receivable from Electric Vehicles International were 2 percent and nil of total accounts receivable as of September 30, 2010 and March 31, 2010, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and $8,285 as of September 30, 2010 and March 31, 2010, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $317,053 and $915,596 and $844,334 and $1,176,258 for the quarters and six month periods ended September 30, 2010 and 2009, respectively, which was 16 percent and 40 percent, and 18 percent and 27 percent of our consolidated total revenue for the quarters and six month periods ended September 30, 2010 and 2009, respectively. Accounts receivable from government-funded contracts represented 59 percent and 8 percent of total accounts receivable as of September 30, 2010 and March 31, 2010, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $328,689 and $694,315 and $715,611 and $1,209,863 for the quarters and six months ended September 30, 2010 and 2009, respectively, which represented 16 and 31 percent, and 16 and 27 percent, of our consolidated total revenue for the quarters and six month periods ended September 30, 2010 and 2009, respectively. This customer also represented 16 percent and 8 percent of total accounts receivable at September 30, 2010 and March 31, 2010, respectively, and nil and 13 percent of inventories at September 30, 2010 and March 31, 2010, respectively.

(11)	Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in "Other Income (expense)," net. As of September 30, 2010 and 2009, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2005 through 2009 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(12)	Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2010 and 2009, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 194,335 and 180,528 were being held by the Company. For the quarters and six month periods ended September 30, 2010 and 2009 respectively, 8,686 and 45,776 shares, and 13,682 and 14,649 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method. The shares for the quarter and six month period ended September 30, 2009 were not included, because to do so would be antidilutive. At September 30, 2010 and 2009, options to purchase 3,216,601 and 2,694,537 shares of common stock, respectively, and warrants to purchase zero, and 26,674 shares of common stock, respectively, were outstanding. For the quarter and six month periods ended September 30, 2010 and 2009, respectively, options and warrants for 1,268,268 and 649,269, and 1,189,700 and 1,308,061 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 297,312 shares and 659,386, and 465,862 and 319,076, shares of common stock for the quarters and six month period ended September 30, 2010 and 2009, respectively, were potentially includable in the calculation of diluted loss per share but we were not, because to do so would be antidilutive.

(13)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, accounts receivable, and accounts payable:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Investments:

The carrying value of these instruments is the amortized cost of the investments which approximates fair value. See Note 4.

(14)	Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,261,085	-	-	1,261,085

Note (1) $739,200 included in current liabilities and $521,885 included in long term liabilities on our consolidated balance sheet as of September 30, 2010.

Liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,155,416	-	-	1,155,416

Note (1) $432,554 included in current liabilities and $722,862 included in long term liabilities on our consolidated balance sheet as of September 30, 2010.

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements. The value of the Level 3 liability in the foregoing table was determined under the income approach, using inputs that are both unobservable and significant to the value of the obligation including changes in the Company's credit worthiness and changes in interest rates.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of the period	$ 1,166,480	1,082,955	1,155,416	1,073,549
Total gains or losses (realized and
unrealized):
Included in earnings	94,605	9,407	105,669	18,813
Included in other comprehensive
income	-	-	-	-
Purchases, sales, issuances, and
settlements, net	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-
Balance at the end of the period	$ 1,261,085	1,092,362	1,261,085	1,092,362

Loss for the period included in earnings
attributable to the Level 3 liability still held
at the end of the period	$ 94,605	9,407	105,669	18,813

(15)	Segments

At September 30, 2010, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentages allocated to the technology segment and power products segment were 69 percent and 31 percent for the quarter and six month periods ended September 30, 2010, and were 82 percent and 18 percent for the quarter and six month periods ended September 30, 2009, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $524,754 and $42,849, and $641,330 and $47,316, for the quarters and six month periods ended September 30, 2010 and 2009, respectively.

The technology and power products segments lease office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company whose operations are included as part of the Power Products Segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $212,004 and $45,900, and $257,904 and $91,800, for the quarters and six month periods ended September 30, 2010 and 2009, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended September 30, 2010:

		Power
	Technology	Products	Total
Revenue	$1,174,999	852,559	2,027,558
Interest income	$30,468	477	30,945
Interest expense	$-	-	-
Depreciation and amortization	$(117,564)	(110,273)	(227,837)
Segment earnings (loss)	$311,384	(689,177)	(377,793)
Total assets	$32,014,383	10,309,722	42,324,105
Expenditures for long-lived segment assets	$(531,108)	(1,495,446)	(2,026,554)

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

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the six month period ended September 30, 2010:

		Power
	Technology	Products	Total
Revenue	$3,046,029	1,536,853	4,582,882
Interest income	$58,651	1,002	59,653
Interest expense	$-	-	-
Depreciation and amortization	$(228,858)	(159,747)	(388,605)
Impairment of inventories	$-	-	-
Segment loss	$(45,136)	(819,527)	(864,663)
Total assets	$32,014,383	10,309,722	42,324,105
Expenditures for long-lived segment assets	$(671,102)	(3,776,439)	(4,447,541)

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the six month period ended September 30, 2009:

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

Employment Agreements

We have entered into employment agreements with four of our officers which expire on August 22, 2012. We have also entered into an employment agreement with our chief operating officer which expires on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements, over their remaining terms is $3,238,925. In addition, we have recorded a liability of $1,261,085 and $1,155,416 at September 30, 2010 and March 31, 2010, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements.

Lease Commitments

At September 30, 2010 there were no operating leases with initial non-cancelable terms in excess of one year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA Automotive, our ability to successfully expand our manufacturing facilities and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors.

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

We have entered into a ten year Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems to CODA Automotive's production partner, HaFei. Initial shipments of production systems under the agreement are expected to begin later this calendar year and ramp up as the CODA all-electric four-door sedan is introduced in the California market and in Hawaii in mid 2011. While the Supply Agreement provides a framework for our supply of CODA's propulsion systems needs, a binding purchase obligation only occurs upon the issuance of a purchase order with certain scheduled deliveries being noncancellable as provided for in the Supply Agreement. CODA hopes to sell 14,000 vehicles in calendar year 2011 reaching an annual run rate of 20,000 vehicles, which, if achieved, would result in annual revenue to us well in excess of $50 million. As of the date of this report, we have begun deliveries of pre-production units and we have received a production purchase order from CODA for initial deliveries, although the firm delivery schedule necessary to make the purchase order noncancellable has not yet been received.

The CODA all-electric sedan is propelled by a 100 kW UQM® PowerPhase® electric propulsion system. During the quarter ended September 30, 2010, CODA announced that they would begin accepting refundable purchase deposits of $499 and that the CODA passenger sedan would be priced at $44,900 before application of federal and California tax credits of up to $7,500 and $5,000, respectively, which could potentially reduce the net purchase cost of the vehicle to as low as $32,400.

In July, we announced that an international automobile company had placed an initial order for over fifty PowerPhase® electric propulsion systems as part of their fleet build and vehicle development activities. Deliveries under the order have begun with the remainder scheduled to occur through the first calendar quarter of 2011. Automobile companies typically build test fleets to evaluate new vehicles that are under development prior to their market launch. Introduction of the vehicle is targeted for 2012.

We have also been awarded a $45.1 million Grant from the DOE under the American Recovery and Reinvestment Act to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company raising the total value of the project to $90.2 million. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive and other customers are qualified for reimbursement under the DOE program.

During the quarter the Grant was amended to remove certain conditions related to the qualification of our accounting system and the mutual agreement on updated total costs eligible for reimbursement under the grant. As a result of this amendment, certain engineering costs incurred since August 5, 2009 in the amount of $2.6 million became eligible for reimbursement and have been recognized during the quarter and six month period ended September 30, 2010. Future reimbursements of qualified engineering costs will be recognized in the period the associated costs are incurred. Reimbursements received from the DOE through September 30, 2010 for capital assets acquired totaled $5.8 million, which were recorded as a reduction in the cost basis of these assets.

During the quarter we relocated our headquarters and manufacturing operations to a 129,304 square foot facility on a 30 acre site in Longmont, Colorado. Approximately 15 acres of the site are available for future facility expansion. We have completed the installation of our productionized motor and motor controller assembly lines. The lines are expected to be qualified to launch volume production activities shortly. We expect our working capital requirements to increase coincident with and following the launch of deliveries under the CODA Supply Agreement. As a result, we expect to devote substantial financial resources to meet this working capital requirement which could be in excess of $10 million depending on the timing and volume of deliveries.

We are continuing to experience solid demand for our electric propulsion systems and related products from a wide-range of customers worldwide. We believe that the increased demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market and the amount of government grants and loans available to encourage the development and introduction of clean vehicles.

Near the end of the quarter we introduced a recently developed 5kW DC-to-AC inverter for use onboard electric and hybrid-electric vehicles. This electronic box enables the availability of 110 volt AC power onboard vehicles to power a wide range of tools and electronic instruments. We expect to see further growth in deliveries to these markets as the global economy continues to improve. In addition, we expect that demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

Contract services revenue for the fiscal quarter and six month period ended September 30, 2010 was $43,262 and $345,490, respectively, versus $431,512 and $844,394 for the comparable periods last fiscal year. Revenue for the quarter and six month period was impacted by adjustments to indirect costs on a cost-plus government contract, the application of engineering resources to production engineering activities and reduced levels of funded development programs. Primarily due the factors above, cost of contract services exceeded contract services revenue for the quarter and gross profit margins decreased for the six month period to negative 2 percent versus 31 percent for the comparable six month period last fiscal year.

Product sales revenue for the second quarter and six month period ended September 30, 2010 rose 7.9 percent and 19.2 percent to $1,984,296 and $4,237,392, respectively, versus $1,839,030 and $3,555,467 for the comparable periods last fiscal year. The increases are due to continued strong demand for electric propulsion systems and generators and the delivery of pre-production units under the CODA Supply Agreement.

Gross profit margins on product sales for the quarter and six month period ended September 30, 2010 were 17.4 percent and 28.2 percent versus 36.5 percent and 32.6 percent for the comparable quarter and six month period last fiscal year. The decrease in gross profit margins for the quarter and six month period are due to deliveries of pre-production units which typically have lower gross profit margins than other low volume product sales.

Production engineering expenditures, before reimbursements from the DOE Grant increased to $856,682 and $1,660,316 for the quarter and six month period ended September 30, 2010 versus $587,881 and $1,014,316, respectively, for the comparable periods last fiscal year. The increase is attributable to increased staffing levels in the production engineering group and the transfer of engineering resources from the contract services group in support of our production launch activities for CODA and our other customers' production engineering requirements. Accrued cost reimbursements under the DOE Grant were $2,551,944 for the quarter ended September 30, 2010 representing reimbursable product qualification and testing costs incurred from August 5, 2009 through September 30, 2010. As described above, the DOE reimbursement was recognized during the current quarter due to the resolution of certain contingencies provided for in the Grant.

Other income was $265,140 for the six month period ended September 30, 2010, reflecting a cash recovery upon completion of a former customer's bankruptcy proceedings.

Net loss for the second fiscal quarter decreased to $377,793, or $0.01 per common share, on total revenue of $2,027,558 versus a net loss of $496,037 or $0.02 per common share on total revenue of $2,270,542 for the comparable quarter last fiscal year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant. Net loss for the six month period ended September 30, 2010 declined to $864,663, or $0.02 per common share on total revenue of $4,582,882, versus a net loss of $1,125,153, or $0.04 per common share on total revenue of $4,399,861, for the comparable period last year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant.

Our liquidity for the quarter and six month period ended September 30, 2010 was sufficient to meet our operating requirements. At September 30, 2010 we had cash and short-term investments totaling $26,402,351. Net cash used in operating activities and capital expenditures, net of reimbursements for the six month period ended September 30, 2009 were $1,427,773 and $2,216,528 versus $1,181,933 and $156,236 for the same period last fiscal year, respectively.

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

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2010 were $26,402,351 and working capital (the excess of current assets over current liabilities) was $29,053,498 compared with $30,148,783 and $31,001,650, respectively, at March 31, 2010. The decrease in cash and short-term investments and working capital is primarily attributable to operating losses, higher levels of accounts receivable and inventories, and lower levels of accounts payable and other accrued liabilities.

Accounts receivable increased $1,565,653 to $3,261,291 at September 30, 2010 from $1,695,638 at March 31, 2010. The increase is primarily due to higher levels of billings under our DOE Grant and increased average days outstanding on commercial accounts. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are irrevocable letter of credit or cash payment in advance of delivery. No allowance for bad debts was deemed necessary at September 30, 2010 or March 31, 2010; however, in light of current economic conditions we may need to establish an allowance for bad debts in the future.

Costs and estimated earnings on uncompleted contracts decreased $180,596 to $500,150 at September 30, 2010 versus $680,746 at March 31, 2010. The decrease is due to more favorable billing terms on certain contracts in process at September 30, 2010 versus March 31, 2010. Estimated earnings on contracts in process decreased to $479,603 or 10.6 percent of contracts in process of $4,521,136 at September 30, 2010 compared to estimated earnings on contracts in process of $544,417 or 11.8 percent of contracts in process of $4,607,545 at March 31, 2010. The decrease is attributable to lower expected margin on certain contracts in process at September 30, 2010.

Inventories increased $190,613 to $1,481,939 at September 30, 2010 principally due to higher levels of raw material inventories which increased $443,952, reflecting higher levels of inventory on hand for the CODA production program at September 30, 2010.

Prepaid expenses and other current assets increased to $311,330 at September 30, 2010 from $140,285 at March 31, 2010 primarily due to the prepayment of insurance premium costs on our commercial insurance coverage.

We invested $201,551 and $2,216,528 for the acquisition of property and equipment, net of reimbursements from the DOE Grant, during the quarter and six months ended September 30, 2010 compared to $121,443 and $156,236 during the comparable quarter and six months last fiscal year. The increase in capital expenditures is primarily due to renovation costs on our new facility and purchases of manufacturing equipment.

Patent costs decreased to $278,381 at September 30, 2010 versus $297,623 at March 31, 2010 primarily due to the systematic amortization of patent issuance costs. Similarly, trademark costs decreased to $120,575 at September 30, 2010 versus $122,818 at March 31, 2010 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $268,302 to $1,153,477 at September 30, 2010 from $1,421,779 at March 31, 2010, primarily due to a reduction in the level trade account payables arising from the renovation of our new facility occupied during the second quarter.

Other current liabilities decreased to $986,595 at September 30, 2010 from $1,049,243 at March 31, 2010. The decrease is primarily attributable to lower levels of customer deposits at September 30, 2010.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to $24,291 at September 30, 2010 from $51,552 at March 31, 2010 reflecting decreased billings on certain engineering contracts in process at September 30, 2010 in advance of the performance of the associated work versus March 31, 2010.

Short-term deferred compensation under executive employment agreements increased $306,646 to $739,200 at September 30, 2010 from $432,554 at March 31, 2010 reflecting retirement payments to the companies CEO who is retiring next quarter.

Common stock and additional paid-in capital were $360,509 and $112,968,922, respectively, at September 30, 2010 compared to $359,467 and $112,211,227 at March 31, 2010. The increases in common stock and additional paid-in capital were primarily attributable to annual non-cash share based payments granted during the second quarter of fiscal 2011.

Results of Operations

Quarter Ended September 30, 2010

Operations for the second quarter ended September 30, 2010, resulted in a net loss of $377,793, or $0.01 per common share, compared to a net loss of $496,037, or $0.02 per common share for the comparable period last year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant.

Revenue from contract services decreased to $43,262 at September 30, 2010 versus $431,512 for the comparable quarter last year. Revenue for the quarter was impacted by adjustments to indirect costs on a cost-plus government contract, the application of engineering resources to production engineering activities and reduced levels of funded development programs.

Product sales revenue for the second quarter rose 7.9 percent to $1,984,296 versus $1,839,030 for the comparable period last fiscal year. The increase is due to continued strong demand for electric propulsion systems and generators and the delivery of pre-production units under the CODA Supply Agreement. Power products segment revenue for the quarter ended September 30, 2010 increased to $852,559 from $509,716 for the comparable quarter last fiscal year due to increased levels of higher volume propulsion system shipments. Technology segment product revenue for the quarter ended September 30, 2010 decreased to $1,131,737, compared to $1,329,314 for the quarter ended September 30, 2009 due to decreased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended September 30, 2010 decreased to 11.2 percent compared to 36.0 percent for the quarter ended September 30, 2009. Gross profit margin on contract services was negative for the second quarter this fiscal year compared to 33.9 percent for the quarter ended September 30, 2009, primarily due to the reduction in contract services revenue discussed above. Gross profit margin on product sales for the second quarter this year decreased to 17.4 percent compared to 36.5 percent for the second quarter last year. The decrease is primarily due to the delivery of pre-production units to CODA which generally have a lower gross profit margin than sales of other low volume products.

Research and development expenditures for the quarter ended September 30, 2010 increased to $152,628 compared to $127,689 for the quarter ended September 30, 2009 reflecting cost-sharing on government research programs and higher levels of on-going software research activities.

Production engineering costs were $856,682 for the second quarter versus $587,881 for the second quarter last fiscal year. The increase is attributable to higher sample costs, and expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations.

Reimbursement of costs under the DOE Grant were $2,551,944 for the quarter ended September 30, 2010 representing reimbursable product qualification and testing costs incurred from August 5, 2009 through September 30, 2010. As described above, the DOE reimbursement was recognized during the current quarter due to the resolution of certain contingencies provided for in the Grant.

Selling, general and administrative expense for the quarter ended September 30, 2010 was $2,177,981 compared to $603,069 for the same quarter last year. The increase is attributable to higher levels of compensation expense arising from a change in the period of grant versus that for the last fiscal year, costs arising from the appointment of Mr. Ridenour as president of the company, and moving expenses incurred during the quarter associated with our relocation to a new facility.

Interest income increased to $30,945 for the quarter ended September 30, 2010 versus $11,487 for the same period last fiscal year. The increase is attributable to higher levels of invested cash balances.

Six Months Ended September 30, 2010

Operations for the six month period ended September 30, 2010, resulted in a net loss of $864,663, or $0.02 per common share, compared to a net loss of $1,125,153, or $0.04 per common share for the comparable period last year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant.

Revenue from contract services decreased to $345,490 for the six month period ended September 30, 2010 versus $844,394 for the comparable period last year. Revenue for the six month period was impacted by adjustments to indirect costs on a cost-plus government contract, the application of engineering resources to production engineering activities and reduced levels of funded development programs.

Product sales for the six month period ended September 30, 2010 increased to $4,237,392, compared to $3,555,467 for the comparable period last year. Power products segment revenue for the six month period ended September 30, 2010 increased to $1,536,853 from $1,030,648 for the comparable period last fiscal year due to increased shipments of pre-production CODA systems and shipments under our supply agreement with Electric Vehicles International. Technology segment product revenue for the six month period ended September 30, 2010 increased to $2,700,539, compared to $2,524,819 for the comparable period last year due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the six month period ended September 30, 2010 decreased to 26.0 percent compared to 32.3 percent for the comparable six month period last fiscal year. The decrease is due to negative margins during the second quarter on contract services and deliveries of pre-production units which typically have lower gross profit margins than other low volume product sales. Gross profit margin on contract services decreased for the six month period to negative 2 percent versus 31.1 percent for the comparable six month period last fiscal year primarily due to the reduction in contract services revenue during the second quarter discussed above. Gross profit margin on product sales for the six month period ended September 30, 2010 decreased to 28.2 percent compared to a 32.6 percent for the comparable period last year. The decrease is due to deliveries of pre-production units during the period which typically have lower gross profit margins than other low volume product sales .

Research and development expenditures for the six month period ended September 30, 2010 decreased to $271,947 compared to $313,835 for the same period last year. The decrease is primarily due to reduced levels of internally funded programs.

Production engineering costs were $1,660,316 for the six month period ended September 30, 2010 versus $1,014,316 for the comparable six month period last year. The increase is attributable to higher sample costs and the addition of engineering resources to our production engineering group.

Reimbursements of costs under DOE Grant was $2,551,944 for the six months ended September 30, 2010 versus zero for the comparable period last year representing reimbursable product qualification and testing costs incurred from August 5, 2009 through September 30, 2010. As described above, the DOE reimbursement was recognized during the second quarter due to the resolution of certain contingencies provided for in the Grant.

Selling, general and administrative expense for the six month period ended September 30, 2010 was $3,000,822 compared to $1,242,847 for the same period last year. The increase is attributable to higher levels of compensation expense arising from a change in the period of grant versus that for the last fiscal year, costs arising from the appointment of Mr. Ridenour as President of the Company, and moving expenses incurred during the quarter associated with our relocation to a new facility.

Interest income decreased to $59,653 for the six month period ended September 30, 2010 versus $26,772 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Other income was $265,140 for the six month period ended September 30, 2010, reflecting a cash recovery upon completion of a former customer's bankruptcy proceedings.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and six month period ended September 30, 2010 were adequate to meet operating needs. At September 30, 2010, we had working capital (the excess of current assets over current liabilities) of $29,053,498 compared to $31,001,650 at March 31, 2010.

For the six month period ended September 30, 2010, net cash used in operating activities was $1,427,773 compared to net cash used in operating activities of $1,181,933 for the comparable six month period last fiscal year. The increase in cash used for the six month period is primarily attributable to increased levels of accounts receivable and inventory, which were partially offset by noncash share based payments. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. In cases where credit is granted to customers, our standard terms are net 30 days. Significant increases in revenue or a change in our credit policies to offer extended payment terms could potentially result in material increases in our working capital requirements. In addition, judgments regarding customers credit quality and their ability to meet their financial obligations to us could be incorrect, resulting in bad debts which could have a material adverse effect on our financial results and liquidity.

Net cash used in investing activities for the second quarter was $1,864,242 compared to cash provided by investing activities of $1,380,300 for the comparable six month period last fiscal year. The increase in cash used was primarily due to increased levels of short-term investments and higher levels of capital expenditures associated with the establishment of high volume manufacturing capability and capacity for the CODA vehicle launch later this calendar year, partially offset by increased levels of short-term investment maturities.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest substantially greater financial resources during fiscal 2011 on the commercialization of our products in emerging markets, including a significant increase in human resources, and increased expenditures for equipment, tooling and facilities. These capital requirements may be substantially reduced by the funding of 50 percent of qualified capital expenditures from the Company's Grant from the DOE. Working capital requirements related to our supply agreement with CODA could exceed $10 million if CODA achieves their calendar 2011 production targets of 14,000 vehicles. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at September 30, 2010. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of September 30, 2010 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13 million on or before July 13, 2011. We do not currently have sufficient funds to meet this potential future funding requirement.

If our existing financial resources are not sufficient to execute our business plan, including meeting future funding requirements under the DOE Grant, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2010:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	$ 2,818,616	2,818,616	-	-	-
Executive employment agreements (1)	1,261,085	739,200	461,577	-	60,308
Total	$ 4,079,701	3,557,816	461,577	-	60,308

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2010 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories, the fair value of financial and long-lived assets and in the establishment of provisional billing rates on certain government contracts. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at September 30, 2010 and March 31, 2010 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2010 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

Cost-Sharing and Cost-Plus Type Contracts

Some of our business with the U.S. Government and prime contractors is performed under cost-sharing of cost-plus fixed-fee type contracts. These contracts provide for the reimbursement of costs, to the extent allocable and allowable under applicable government regulations. Typically, billings under these contracts are based on provisional rates, which are estimates of the actual costs expected to be incurred during the relevant period of performance. The final amounts qualified for reimbursement are determined in arrears, typically annually, based on the actual costs incurred during the relevant period of performance. The final costs eligible for reimbursement under these contracts may differ materially from the provisional rates. If actual costs incurred are less than the amounts estimated through provisional rates, we will be obligated to return any excess of provisional payments over final qualified costs, which could have a material adverse impact on our operating results and liquidity.

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

In April 2010, the FASB issued a new standard on the milestone method of revenue recognition. This new standard provides guidance on the criteria that is necessary to apply the milestone method of revenue recognition. This new standard is required to be adopted in the first quarter of FY2012. We do not expect this new standard to significantly impact our consolidated financial statements.

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

As of September 30, 2010, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

This report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2010	2009	2008

Net loss	$ 4,140,872	$ 4,402,019	$ 4,586,105

We have had accumulated deficits as follows:

September 30, 2010	$ 74,430,774

March 31, 2010	$ 73,566,111

March 31, 2009	$ 69,425,239

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

Our net loss for the quarter and six month period ended September 30, 2010 was $377,793 and $864,663 versus a net loss for the comparable quarter and six months last fiscal year of $496,037 and $1,125,153. At September 30, 2010, our cash and short-term investments totaled $26,402,351. We expect our losses to continue through at least March 31, 2011 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

On January 13, 2010, we finalized a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. This Award is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. The payment of the incurred costs under the award has been limited to $32 million until we provide DOE with firm commitments for an additional $12 million representing our remaining 50 percent share of the total estimated cost of the project. If all such funds have not been secured by July 13, 2011, we must submit by such a date, a funding plan to obtain the remainder of such funds that is acceptable to the DOE. In the event we do not satisfy the foregoing contingency, the award may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the contingencies contained in the award, we can not assure that the contingencies will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.

The risk of product recalls, and associated adverse publicity, is inherent in the development, manufacturing, marketing, and sale of powertrain systems. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as rapid advancements in technologies occur in the market for clean vehicles. At the same time, product quality and liability issues present significant risks. Product quality and liability issues may affect not only our own products but also the third-party products in which our motors, generators and electronic products are a component. Our efforts to maintain product quality may not be successful, and if they are not, we may incur expenses in connection with, for example, product recalls and lawsuits, and our brand image and reputation as a producer of high-quality products may suffer. Any product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall could generate substantial negative publicity about our products and business, interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products, and inhibit or prevent commercialization of other future product candidates. Although we do have product liability insurance, we do not have insurance to cover the costs associated with a product recall and the expenses we would incur in connection with a product recall could have a material adverse affect on our operating results.

If our products fail to perform as expected, we could lose existing and future business, and our ability to develop, market and sell our products could be harmed.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, our products have contained defects and errors in the past and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 CODA Supply Agreement (Portions omitted pursuant to request for confidential treatment filed separately with the Commission.)

Reports on Form 8-K

Report regarding voting results on matters submitted to a vote at the annual meeting of the company's shareholders filed August 6, 2010.

Report regarding amendments to the employment agreements of certain named officers filed August 18, 2010.

Report regarding appointment of, and employment agreement, with Eric Ridenour filed August 24, 2010.

Report regarding modification number three to the Assistance Agreement with the DOE filed August 26, 2010.

Report regarding modification number four to the Assistance Agreement with the DOE filed September 9, 2010.

Report regarding completion of an at-market sales agreement with Stifel Nicolaus & Company, Incorporated filed September 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: October 28, 2010
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)