Form 10-Q
period 2010-12-31
UQM TECHNOLOGIES INC
filed 2011-02-01
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 28, 2011 was 36,238,796.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC

	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 12,810,086	17,739,600
Short-term investments	11,952,223	12,409,183
Accounts receivable	3,387,423	1,695,638
Costs and estimated earnings in excess of billings on
uncompleted contracts	297,202	680,746
Inventories	1,884,148	1,291,326
Prepaid expenses and other current assets	397,880	140,285

Total current assets	30,728,962	33,956,778

Property and equipment, at cost:
Land	1,859,988	1,825,968
Building	6,425,918	5,402,176
Machinery and equipment	6,724,500	4,524,188
	15,010,406	11,752,332
Less accumulated depreciation	(4,663,458)	(4,090,962)

Net property and equipment	10,346,948	7,661,370

Patent costs, net of accumulated amortization of
$772,525 and $738,556	271,179	297,623
Trademark costs, net of accumulated amortization of
$54,134 and $50,769	119,453	122,818

Other assets	157,677	643,984

Total assets	$ 41,624,219	42,682,573

		(Continued)
See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

TOC

	December 31, 2010	March 31, 2010
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,139,252	1,421,779
Other current liabilities	953,532	1,049,243
Short-term deferred compensation under executive employment
agreements	739,200	432,554
Billings in excess of costs and estimated earnings on
uncompleted contracts	42,418	51,552

Total current liabilities	2,874,402	2,955,128

Long-term deferred compensation under executive employment
agreements	549,528	722,862

Total liabilities	3,423,930	3,677,990

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000
shares authorized; 36,172,776 and 35,946,738 shares
issued and outstanding	361,728	359,467
Additional paid-in capital	113,201,855	112,211,227
Accumulated deficit	(75,363,294)	(73,566,111)

Total stockholders' equity	38,200,289	39,004,583

Total liabilities and stockholders' equity	$ 41,624,219	42,682,573

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC

	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
Contract services	$ 166,687	223,081	512,177	1,067,475
Product sales	1,923,787	1,784,133	6,161,179	5,339,600
	2,090,474	2,007,214	6,673,356	6,407,075

Operating costs and expenses:
Costs of contract services	97,094	143,612	447,844	725,332
Costs of product sales	1,553,546	1,221,211	4,594,997	3,617,375
Research and development	10,537	138,821	282,484	452,656
Production engineering	874,054	1,077,821	2,534,370	2,092,137
Reimbursement of costs under DOE grant	(546,803)	-	(3,098,747)	-
Selling, general and administrative	1,045,845	1,425,835	4,045,663	2,668,682
	3,034,273	4,007,300	8,806,611	9,556,182

Loss before other income (expense)	(943,799)	(2,000,086)	(2,133,255)	(3,149,107)

Other income (expense):
Interest income	11,150	17,410	70,803	44,182
Interest expense	-	(1,793)	-	(15,697)
Other	129	-	265,269	11,000
	11,279	15,617	336,072	39,485

Net loss	$ (932,520)	(1,984,469)	(1,797,183)	(3,109,622)

Net loss per common share - basic and
diluted	$ (0.03)	(0.06)	(0.05)	(0.11)

Weighted average number of shares of
common stock outstanding - basic and
diluted	36,137,980	33,317,601	36,030,576	29,014,418

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

TOC

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (1,797,183)	(3,109,622)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	616,305	446,793
Non-cash equity based compensation	1,132,064	584,870
Impairment of inventory	-	3,620
Gain on sale of equipment	(1,004)	-
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(1,100,964)	174,466
Inventories	(592,822)	253,507
Prepaid expenses and other current assets	(257,595)	(68,737)
Accounts payable and other current liabilities	(358,922)	403,388
Billings in excess of costs and estimated earnings on
uncompleted contracts	(9,134)	39,280
Deferred compensation under executive
employment agreements	133,312	67,941
Net cash used in operating activities	(2,235,943)	(1,204,494)

Cash flows from investing activities:
Purchases of short-term investments	(16,291,905)	(11,459,185)
Maturities of short-term investments	16,807,566	2,190,538
Decrease (increase) in other long-term assets	1,412	(1,232)
Acquisition of property and equipment	(6,069,182)	(8,355,004)
Property and equipment reimbursements received from DOE under
grant	3,004,234	-
Increase in patent and trademark costs	(7,525)	(23,105)
Cash proceeds from the sale of equipment	1,004	-
Net cash used in investing activities	(2,554,396)	(17,647,988)

Cash flows from financing activities:
Issuance of common stock in follow-on offering, net of offering costs	-	31,664,373
Repayment of debt	-	(416,923)
Issuance of common stock under employee stock purchase plan	1,006	84,142
Issuance of common stock upon exercise of employee stock options	3,570	1,033,674
Issuance of common stock upon exercise of warrants	-	180,196
Purchase of treasury stock	(143,751)	(160,175)
Net cash provided by (used in) financing activities	(139,175)	32,385,287

Increase (decrease) in cash and cash equivalents	(4,929,514)	13,532,805
Cash and cash equivalents at beginning of period	17,739,600	2,501,999
Cash and cash equivalents at end of period	$ 12,810,086	16,034,804

Supplemental cash flow information:
Interest paid in cash during the period	$ -	17,075

Supplemental non-cash investing information:
Change in classification of long-term asset to short-term investment during the nine months ended December 31, 2010 in the amount of $58,701.

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

  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

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

  Stock-Based Compensation

Stock Option Plans

As of December 31, 2010, we had 640,689 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2010, we had 77,635 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At December 31, 2010 we had 506,330 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and nine month periods ended December 31, 2010 and 2009, we issued zero and 10,572 shares, and 277 and 56,540 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and nine month periods ended December 31, 2010 and 2009 was zero and $24,421, and $1,006 and $84,142, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At December 31, 2010 there were 763,718 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 7,903 and zero shares and 243,076 and zero shares granted under the Stock Plan during the quarters and nine month periods ended December 31, 2010 and 2009, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2010 and 2009 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Costs of contract services	$ 22,077	23,771	63,547	64,072
Costs of product sales	27,230	19,699	77,693	56,087
Research and development	1,684	6,132	15,280	23,558
Production engineering	24,876	29,417	76,084	80,308
Selling, general and administrative	200,028	351,963	899,460	360,845
	$ 275,895	430,982	1,132,064	584,870

Share based compensation capitalized in inventories were insignificant in the quarters and nine month periods ended December 31, 2010 and December 31, 2009.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2010 and December 31, 2009 were insignificant.

All shares granted under the Director's Plan are vested.

A summary of the status of non-vested shares under the 2002 Equity Incentive Plan as of December 31, 2010 and 2009 and changes during the quarters and nine month periods ended December 31, 2010 and 2009 is presented below:
	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2009
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at April 1	338,747	$ 1.93	283,454	$ 1.40
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	(1,832)	$ 1.61	-	$ -
Non-vested at June 30	336,915	$ 1.94	283,454	$ 1.40
Granted	510,132	$ 1.37	-	$ -
Vested	(297,594)	$ 1.21	(128,471)	$ 1.47
Forfeited	-	$ -	(5,873)	$ 1.58
Non-vested at September 30	549,453	$ 1.80	149,110	$ 1.35
Granted	-	$ -	193,304	$ 2.38
Vested	(64,435)	$ 2.38	-	$ -
Forfeited	(7,119)	$ 1.58	-	$ -
Non-vested at December 31	477,899	$ 1.73	342,414	$ 1.93

As of December 31, 2010, there was $553,622 of total unrecognized compensation costs related to stock options granted under the 2002 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 25 months. The total fair value of stock options that vested during the quarters and nine month periods ended December 31, 2010 and 2009 was $153,658 and zero, and $512,720 and $188,401, respectively.

There were zero and 193,304 and 510,132 and 193,304 employee stock option grants under the 2002 Equity Incentive Plan during the quarters and nine month periods ended December 31, 2010, and 2009, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of December 31, 2010 and 2009 and changes during the quarters and nine month periods ended December 31, 2010 and 2009 are presented below:

	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2009
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at April 1	98,929	$ 2.97	225,870	$ 3.08
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	98,929	$ 2.97	225,870	$ 3.08
Granted	235,173	$ 2.51	-	$ -
Vested	(139,767)	$ 2.57	(45,342)	$ 3.20
Forfeited	-	$ -	-	$ -
Non-vested at September 30	194,335	$ 2.70	180,528	$ 3.05
Granted	7,903	$ 1.92	-	$ -
Vested	(140,039)	$ 2.74	(81,600)	$ 3.14
Forfeited	-	$ -	-	$ -
Non-vested at December 31	62,199	$ 2.50	98,928	$ 2.97

As of December 31, 2010, there was $118,176 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2010 is expected to be recognized over a weighted average period of 10 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarters and nine month periods ended December 31, 2010 and 2009, was $383,667 and $256,224, and $743,454 and $401,137, respectively.

Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2010 under our 2002 Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155
Granted	-	$ -
Exercised	(1,000)	$ 3.57		$ 600
Forfeited	(3,166)	$ 3.57
Outstanding at June 30, 2010	2,372,909	$ 3.45	3.7 years	$ 1,264,435
Granted	510,132	$ 2.52
Exercised	-	$ -		$ -
Forfeited	(6,334)	$ 3.59
Outstanding at September 30, 2010	2,876,707	$ 3.28	4.0 years	$ 328,687
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(7,119)	$2.37

Outstanding at December 31, 2010	2,869,588	$ 3.29	3.7 years	$ 74,736

Exercisable at December 31, 2010	2,391,689	$ 3.34	3.1 years	$ 58,346

Vested and expected to vest at December 31, 2010	2,844,869	$ 3.29	3.7 years	$ 73,875

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2009 under our 2002 Equity Incentive Plan is as follows:

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

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2010 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2010	256,653	$ 3.15	2.6 years	$ 303,651
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(977)	$ 7.63
Outstanding at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003
Granted	100,136	$ 2.63
Exercised	-	$ -		$ -
Forfeited	(24,039)	$ 3.57
Outstanding at September 30, 2010	331,773	$ 2.96	3.3 years	$ 45,771
Granted	19,697	$ 1.92
Exercised	-	$ -		$ -
Forfeited	(21,684)	$ 3.40

Outstanding at December 31, 2010	329,786	$ 2.86	3.4 years	$ 14,384

Exercisable at December 31, 2010	329,786	$ 2.86	3.4 years	$ 14,384

Vested and expected to vest at December 31, 2010	329,786	$ 2.86	3.4 years	$ 14,384

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2009 under our Director's Plan is as follows:

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

Cash received by us upon the exercise of stock options for the quarters and nine month periods ended December 31, 2010 and 2009 was zero and $280,537, and $3,570 and $1,033,674, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at December 31, 2010 and March 31, 2010 were:

	December 31, 2010		March 31, 2010
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 1,506,265	(5,500)	4,994,624	576
Commercial paper, corporate and foreign bonds	9,704,984	(92,584)	1,656,875	(2,389)
Certificates of deposit	740,974	-	5,757,684	-
	11,952,223	(98,084)	12,409,183	(1,813)
Long-term investment:
Certificates of deposit (included in other assets)	-	-	58,701	-
	$ 11,952,223	(98,084)	12,467,884	(1,813)

The time to maturity of held-to-maturity securities were:

	December 31, 2010	March 31, 2010

Three to six months	$ 10,553,774	1,349,290
Six months to one year	1,398,449	11,059,893
Over one year	-	58,701
	$ 11,952,223	12,467,884

  At December 31, 2010 and March 31, 2010, the estimated period to complete contracts in process ranged from one to six months and one to fourteen months, respectively. We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	December 31, 2010	March 31, 2010

Costs incurred on uncompleted contracts	$ 4,164,413	4,063,128
Estimated earnings	523,410	544,417
	4,687,823	4,607,545
Less billings to date	(4,433,039)	(3,978,351)
	$ 254,784	629,194

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 297,202	680,746
Billings in excess of costs and estimated earnings on
uncompleted contracts	(42,418)	(51,552)
	$ 254,784	629,194

  Inventories at December 31, 2010 and March 31, 2010 consist of:

	December 31, 2010	March 31, 2010

Raw materials	$ 1,578,311	512,572
Work-in-process	277,775	744,525
Finished products	28,062	34,229
	$ 1,884,148	1,291,326

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the nine month periods ended December 31, 2010 and 2009, we impaired obsolete inventory with a carrying value of zero and $3,620, respectively.

  Government Grants

We have a $45,145,534 Grant with the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred on or after August 5, 2009 for the purchase of facilities, tooling and manufacturing equipment, and for engineering costs related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Funding for qualifying project costs incurred is limited to $32.0 million until we provide DOE with an additional updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project no later than July 13, 2011. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE. In the event we do not satisfy the foregoing contingency, the Grant may be terminated. In addition, the Grant may be terminated at any time at the convenience of the government.

The Grant is also subject to our compliance with certain reporting requirements. The ARRA imposes minimum construction wage and labor standards for projects funded by the Grant.

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

On September 7, 2010 the Grant was amended to remove certain conditions related to the qualification of our accounting systems and the mutual agreement on updated total costs eligible for reimbursement under the Grant. As a result of this amendment certain engineering costs incurred subsequent to August 5, 2009 became eligible for reimbursement and such reimbursements have been recognized during the nine month period ended December 31, 2010.

At December 31, 2010 we had received reimbursements from the DOE under the Grant totaling $9.2 million and had grant funds receivable of $1.2 million.

The application of grant funds to eligible capital asset purchases under the DOE Grant as of December 31, 2010 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	8,819,797	4,409,898	4,409,899
Machinery and Equipment	4,904,487	2,452,243	2,452,244
	$ 14,620,672	7,310,335	7,310,337

The application of grant funds to eligible capital asset purchases under the DOE Grant as of March 31, 2010 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	6,772,314	3,386,157	3,386,157
Machinery and Equipment	470,936	235,468	235,468
	$ 8,139,638	4,069,819	4,069,819

  Other current liabilities at December 31, 2010 and March 31, 2010 consist of:

	December 31, 2010	March 31, 2010

Accrued payroll and employee benefits	$ 131,571	175,579
Accrued personal property and real estate taxes	287,156	354,807
Accrued warranty costs	120,513	75,903
Unearned revenue	250,044	356,596
Accrued royalties	60,779	34,515
Other	103,469	51,843
	$ 953,532	1,049,243

  Stockholders' Equity

Changes in the components of stockholders' equity during the quarter and nine month period ended December 31, 2010 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2010	35,946,738	$ 359,467	112,211,227	(73,566,111)	39,004,583

Issuance of common stock upon exercise
of employee stock options	1,000	10	3,560	-	3,570
Compensation expense from
employee and director stock
option and common stock grants	-	-	78,346	-	78,346
Net loss	-	-	-	(486,870)	(486,870)
Balances at June 30, 2010	35,947,738	$ 359,477	112,293,133	(74,052,981)	38,599,629

Issuance of common stock under
stock bonus plan	139,767	1,398	320,601	-	321,999
Issuance of common stock under
employee stock purchase plan	277	3	1,003	-	1,006
Purchase of treasury stock	(36,896)	(369)	(101,639)	-	(102,008)
Compensation expense from
employee and director stock
option and common stock grants	-	-	455,824	-	455,824
Net loss	-	-	-	(377,793)	(377,793)
Balances at September 30, 2010	36,050,886	$ 360,509	112,968,922	(74,430,774)	38,898,657

Issuance of common stock under
stock bonus plan	140,039	1,400	13,774	-	15,174
Purchase of treasury stock	(18,149)	(181)	(41,562)	-	(41,743)
Compensation expense from
employee and director stock
option and common stock grants	-	-	260,721	-	260,721
Net loss	-	-	-	(932,520)	(932,520)
Balances at December 31, 2010	36,172,776	$ 361,728	113,201,855	(75,363,294)	38,200,289

  Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from CODA Automotive totaled $259,756 and $249,600, and $687,556 and $396,850, for the quarters and nine month periods ended December 31, 2010 and 2009, respectively, which was 12 percent and 12 percent, and 10 percent and 6 percent, of our consolidated total revenue, respectively. Revenue from Proterra, Inc. totaled $225,900 and $34,392, and $320,340 and $34,392, for the quarters and nine month periods ended December 31, 2010 and 2009, respectively, which was 11 percent and 2 percent, and 5 percent and 1 percent, of our consolidated total revenue, respectively.

Trade accounts receivable from CODA Automotive were 9 percent and 3 percent of total accounts receivable as of December 31, 2010 and March 31, 2010, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $825,442 and $350,425 as of December 31, 2010 and March 31, 2010, respectively. Trade accounts receivable from Proterra, Inc. were 5 percent and nil of total accounts receivable as of December 31, 2010 and March 31, 2010, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $27,515 and $14,150 as of December 31, 2010 and March 31, 2010, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $177,025 and $350,324 and $1,021,359 and $1,911,360 for the quarters and nine month periods ended December 31, 2010 and 2009, respectively, which was 8 percent and 17 percent, and 15 percent and 30 percent of our consolidated total revenue for the quarters and nine month periods ended December 31, 2010 and 2009, respectively. Accounts receivable from government-funded contracts represented 59 percent and 8 percent of total accounts receivable as of December 31, 2010 and March 31, 2010, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $46,478 and $183,953 and $762,088 and $1,393,816 for the quarters and nine months ended December 31, 2010 and 2009, respectively, which represented 2 and 9 percent, and 11 and 22 percent, of our consolidated total revenue for the quarters and nine month periods ended December 31, 2010 and 2009, respectively. This customer also represented 12 percent and 8 percent of total accounts receivable at December 31, 2010 and March 31, 2010, respectively, and nil and 13 percent of inventories at December 31, 2010 and March 31, 2010, respectively.

  Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in "Other Income (expense)," net. As of December 31, 2010 and 2009, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2005 through 2009 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

  Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2010 and 2009, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 62,199 and 98,928 were being held by the Company. For the quarters and nine month periods ended December 31, 2010 and 2009 respectively, 1,018 and 43,200 shares, and 8,194 and 21,260 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method, but were not included, because to do so would be antidilutive. At December 31, 2010 and 2009, options to purchase 3,209,772 and 2,855,951 shares of common stock, respectively, were outstanding. For the quarter and nine month periods ended December 31, 2010 and 2009, respectively, options for 2,293,190 and 402,100, and 1,238,463 and 1,289,177 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 44,891 shares and 1,002,523, and 363,929 and 535,561, shares of common stock for the quarters and nine month period ended December 31, 2010 and 2009, respectively, were potentially includable in the calculation of diluted loss per share but we were not, because to do so would be antidilutive.

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

  Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,288,728	-	-	1,288,728

Note (1)	$739,200 included in current liabilities and $549,528 included in long term liabilities on our consolidated balance sheet as of December 31, 2010.

Liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,155,416	-	-	1,155,416

Note (1)	$432,554 included in current liabilities and $722,862 included in long term liabilities on our consolidated balance sheet as of March 31, 2010.

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Balance at beginning of the period	$ 1,261,085	1,092,362	1,155,416	1,073,549
Total gains or losses (realized and
unrealized):
Included in earnings	27,643	49,128	133,312	67,941
Included in other comprehensive
income	-	-	-	-
Purchases, sales, issuances, and
settlements, net	-	-	-	-
Transfers in (out) of Level 3	-	-	-	-
Balance at the end of the period	$ 1,288,728	1,141,490	1,288,728	1,141,490

Loss for the period included in earnings
attributable to the Level 3 liability still held
at the end of the period	$ 27,643	49,128	133,312	67,941

  Segments

At December 31, 2010, we have two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentages allocated to the technology segment and power products segment were 69 percent and 31 percent for the quarter and nine month periods ended December 31, 2010, and were 82 percent and 18 percent for the quarter and nine month periods ended December 31, 2009, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $75,944 and $281,453, and $717,274 and $670,905 for the quarters and nine month periods ended December 31, 2010 and 2009, respectively.

The technology and power products segments lease office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company whose operations are included as part of the Power Products Segment based on a negotiated rate for the square footage occupied. Intercompany lease payments, were $212,404 and $45,900, and $469,908 and $137,700, for the quarters and nine month periods ended December 31, 2010 and 2009, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the quarter ended December 31, 2010:

		Power
	Technology	Products	Total
Revenue	$1,533,024	557,450	2,090,474
Interest income	$10,655	495	11,150
Interest expense	$-	-	-
Depreciation and amortization	$(120,528)	(107,172)	(227,700)
Segment loss	$(525,198)	(407,322)	(932,520)
Total assets	$30,295,083	11,329,136	41,624,219
Expenditures for long-lived segment assets	$(343,156)	(1,286,010)	(1,629,166)

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

The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the nine month period ended December 31, 2010:

		Power
	Technology	Products	Total
Revenue	$4,579,053	2,094,303	6,673,356
Interest income	$69,306	1,497	70,803
Interest expense	$-	-	-
Depreciation and amortization	$(343,386)	(272,919)	(616,305)
Segment loss	$(570,334)	(1,226,849)	(1,797,183)
Total assets	$30,295,083	11,329,136	41,624,219
Expenditures for long-lived segment assets	$(1,014,258)	(5,062,449)	(6,076,707)

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

  Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with three of our officers which expire on August 22, 2012. We have also entered into an employment agreement with our chief executive officer which expires on August 31, 2015. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining terms is $2,915,500. In addition, we have recorded a liability of $1,288,728 and $1,155,416 at December 31, 2010 and March 31, 2010, respectively, representing a severance payment payable on June 1, 2011 of $739,200 to our former chief executive officer who retired on November 30, 2010, and the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company's current officers.

Lease Commitments

At December 31, 2010 there were no operating leases with initial non-cancelable terms in excess of one year.

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

Demand for our electric propulsion system and generator products remained strong during the quarter and we expect this trend to continue for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers. The trend towards additional electrification of passenger automobiles, medium duty truck and transit buses is being driven by a variety of factors including fuel economy and emissions regulations around the world, competition among vehicle manufacturers for technology leadership and government incentives for both producers and consumers of "clean" vehicles.

We have a ten year Supply Agreement with CODA Automotive to supply UQM® PowerPhase® electric propulsion systems for the CODA all-electric four-door sedan. The CODA sedan is expected to be introduced in the California market in the fall of 2011 and in Hawaii in 2012. The Supply Agreement provides a framework for our supply of CODA's propulsion systems needs, however, a binding purchase obligation is created only for certain firm deliveries under a blanket purchase order as provided for in the Supply Agreement. CODA has stated previously that it hopes to sell 14,000 vehicles in the twelve month period following the introduction of its vehicle reaching an annual run rate of 20,000 vehicles, which, if achieved, would result in annual revenue to us well in excess of $50 million. We are currently delivering pre-production units and have received a production purchase order from CODA for initial production deliveries, although the firm delivery schedule necessary to make a portion of the purchase order noncancellable has not yet been received.

The CODA all-electric sedan is propelled by a 100 kW UQM® PowerPhase® electric propulsion system. In September, 2010, CODA began accepting refundable purchase deposits of $499 and announced that the CODA passenger sedan would be priced at $44,900 before application of federal and California tax credits of up to $7,500 and $5,000, respectively, which could potentially reduce the net purchase cost of the vehicle to as low as $32,400. Hawaii offers a tax credit of $4,500 per vehicle.

We have begun deliveries to Saab on an initial order for over fifty PowerPhase® electric propulsion systems as part of their fleet build and vehicle development activities. Deliveries are scheduled to occur through the first eight months of calendar 2011. Automobile companies typically build test fleets to evaluate new vehicles that are under development prior to their production launch.

During the quarter we also continued deliveries to Proterra, Inc., a manufacturer of all-electric composite transit buses pursuant to a Supply Agreement completed in September 2010. The Proterra bus is powered by a UQM® PowerPhase® 150 electric propulsion system.

Qualified reimbursements under our $45.1 million Grant from the DOE under the American Recovery and Reinvestment Act during the quarter and nine month period ended December 31, 2010 totaled $1,246,190 and $6,339,263, respectively. The DOE Grant is designed to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant requires a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive and other customers are qualified for reimbursement under the DOE Grant.

During the nine months ended December 31, 2010 the Grant was amended to remove certain conditions related to the qualification of our accounting system and the mutual agreement on updated total costs eligible for reimbursement under the Grant. As a result of this amendment, certain engineering costs incurred from August 5, 2009 through March 31, 2010 totaling $1.5 million became eligible for reimbursement and have been recognized together with certain engineering costs incurred after April 1, 2010 totaling $1.6 million during the nine month period ended December 31, 2010. Reimbursements under the DOE Grant for capital assets are recorded at 50 percent of the cost basis of the asset. As of December 31, 2010 we had recorded reimbursements under the DOE Grant for capital assets and product qualification and testing costs of $10,409,082.

During the quarter we completed the qualification of our high volume production lines in preparation for the upcoming launch of volume production operations for CODA Automotive. The production lines are located in our recently occupied 129,304 square foot headquarters and manufacturing facility located on a 30 acre site in Longmont, Colorado. Approximately 15 acres of the site is available for future facility expansion. We expect our working capital requirements to increase coincident with and following the launch of deliveries under the CODA Supply Agreement later this calendar year potentially increasing to more than $10 million depending on the timing and volume of deliveries.

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

On November 30, 2010, the then Chairman and Chief Executive Officer of the Company, William G. Rankin retired. Eric R. Ridenour, who joined the Company on September 1, 2010 as President and Chief Operating Officer, was appointed Chief Executive Officer upon Mr. Rankin's retirement. Mr. Rankin will continue as the Chairman of the Company's Board of Directors. Mr. Ridenour, a 26 year veteran of the automobile industry, began his career as a powertrain engineer with General Motors Corporation. During his 21 years with the Chrysler Group, Mr. Ridenour served in a series of progressively responsible positions including Director of Advanced Vehicle Engineering, Vice President of Product Planning, Vice President of the Premium Vehicle Product Team, Executive Vice President of Product Development and Quality, and from 2005 through 2007, as Chief Operating Officer and Member of the Board of Management at DaimlerChrysler AG. Mr. Ridenour holds a Bachelor of Science Degree in Mechanical Engineering and a Masters of Business Administration, both from the University of Michigan. In his role as Chief Operating Officer at Chrysler, Mr. Ridenour was responsible for a $10 billion operating budget and a workforce of 65,000 employees.

Contract services revenue for the fiscal quarter and nine month period ended December 31, 2010 was $166,687 and $512,177, respectively, versus $223,081 and $1,067,475 for the comparable periods last fiscal year. Revenue for the quarter and nine month period was impacted by the application of otherwise billable engineering resources to production engineering activities and reduced levels of funded development programs. Gross profit margins on contract services for the quarter increased to 42 percent versus 36 percent for the comparable quarter last year. The increase is due primarily to lower material purchases in the current quarter's projects versus the projects underway in the same quarter last fiscal year. Gross profit margins on contract services decreased for the nine month period to 13 percent versus 32 percent for the comparable nine month period last fiscal year due primarily to the modification of indirect costs on government programs during the second quarter.

Product sales revenue for the fiscal quarter and nine month period ended December 31, 2010 rose 7.8 percent and 15.4 percent to $1,923,787 and $6,161,179, respectively, versus $1,784,133 and $5,339,600 for the comparable periods last fiscal year. The increases are due to continued strong demand for electric propulsion systems and generators and the delivery of pre-production units under the CODA Supply Agreement.

Gross profit margins on product sales for the quarter and nine month period ended December 31, 2010 were 19 percent and 25 percent versus 32 percent and 32 percent for the comparable quarter and nine month period last fiscal year. The decrease in gross profit margins for the quarter and nine month period are due to deliveries of pre-production units which typically have lower gross profit margins than other low volume product sales.

Production engineering expenditures, before reimbursements from the DOE Grant decreased to $874,054 for the quarter and increased to $2,534,370 for the nine month period ended December 31, 2010 versus $1,077,821 and $2,092,137, respectively, for the comparable periods last fiscal year. The decrease in the current quarter is attributable to lower qualification part costs, offset by an expansion of the group and it's activities in preparation for the launch of higher volume manufacturing operations. The increase in the current nine month period is attributable to increased staffing levels in the production engineering group and the transfer of engineering resources from the contract services group in support of our production launch activities for CODA and our other customers' production engineering requirements. Accrued cost reimbursements under the DOE Grant were $546,803 and $3,098,747 for the quarter and nine month period ended December 31, 2010 versus zero for the comparable periods last fiscal year. Reimbursements for the nine month period ended December 31, 2010 included reimbursements arising from costs incurred during the prior fiscal year of $1,546,446 which were recognized during the second fiscal quarter this year upon satisfaction of a condition contained in the DOE Grant.

Selling, general and administrative expenses for the fiscal quarter and nine month period ended December 31, 2010 were $1,045,845 and $4,045,663 versus $1,425,835 and $2,668,682, respectively, for the comparable periods last year. The decrease in the current quarter is primarily attributable to lower levels of compensation expense arising from a change in the period of grant versus that for last year. The increase in the current nine month period versus the comparable period last year was attributable to higher levels of annual cash and non-cash incentive compensation grants, higher levels of marketing expenses, costs arising from the recruitment and relocation of a new chief executive officer, and moving expenses incurred with our relocation to a new facility.

Other income was $265,269 for the nine month period ended December 31, 2010, reflecting a cash recovery upon completion of a former customer's bankruptcy proceedings.

Net loss for the quarter ended December 31, 2010 decreased to $932,520, or $0.03 per common share, on total revenue of $2,090,474 versus a net loss of $1,984,469 or $0.06 per common share on total revenue of $2,007,214 for the comparable quarter last fiscal year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant and the timing of incentive compensation awards which were recorded in the second quarter this fiscal year versus during the third fiscal quarter last year. Net loss for the nine month period ended December 31, 2010 declined to $1,797,183, or $0.05 per common share on total revenue of $6,673,356, versus a net loss of $3,109,622, or $0.11 per common share on total revenue of $6,407,075, for the comparable period last year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant and lower levels of internally-funded research and development expenditures.

Liquidity for the quarter and nine month period ended December 31, 2010 was sufficient to meet our operating requirements. At December 31, 2010 we had cash and short-term investments totaling $24,762,309. Net cash used in operating activities for the nine month period ended December 31, 2010 were $2,235,943 versus $1,204,494 for the same period last fiscal year. The increase in cash used for the nine month period is primarily attributable to increased levels of accounts receivable, inventory and prepaid expenses.

As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. Should these expectations be realized, our existing cash and short-term investments may not be adequate to fund our anticipated growth and, as a result, we may need to secure additional capital to fund the higher than currently anticipated growth in our business.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2010 were $24,762,309 and working capital (the excess of current assets over current liabilities) was $27,854,560 compared with $30,148,783 and $31,001,650, respectively, at March 31, 2010. The decrease in cash and short-term investments and working capital is primarily attributable to investments in property and equipment, operating losses, higher levels of accounts receivable and inventories, and lower levels of accounts payable.

Accounts receivable increased $1,691,785 to $3,387,423 at December 31, 2010 from $1,695,638 at March 31, 2010. The increase is primarily due to higher levels of billings under our DOE Grant and increased average days outstanding on commercial accounts. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are irrevocable letter of credit or cash payment in advance of delivery. No allowance for bad debts was deemed necessary at December 31, 2010 or March 31, 2010.

Costs and estimated earnings on uncompleted contracts decreased $383,544 to $297,202 at December 31, 2010 versus $680,746 at March 31, 2010. The decrease is due to more favorable billing terms on certain contracts in process at December 31, 2010 versus March 31, 2010. Estimated earnings on contracts in process decreased to $523,410 or 11.2 percent of contracts in process of $4,687,823 at December 31, 2010 compared to estimated earnings on contracts in process of $544,417 or 11.8 percent of contracts in process of $4,607,545 at March 31, 2010. The decrease is attributable to lower expected margin on certain contracts in process at December 31, 2010.

Inventories increased $592,822 to $1,884,148 at December 31, 2010 principally due to higher levels of raw material inventories, partially offset by lower levels of work-in-process inventories. Raw material inventories increased $1,065,739, reflecting higher levels of inventory on hand for the CODA production program at December 31, 2010. Work-in-process and finished goods inventory decreased $466,750 and $6,167, respectively, reflecting increased shipments of low volume propulsion systems from inventories on hand.

Prepaid expenses and other current assets increased to $397,880 at December 31, 2010 from $140,285 at March 31, 2010 primarily due to prepayments on raw material inventories.

We invested $1,627,878 and $6,069,182 for the acquisition of property and equipment, before reimbursements recorded from the DOE Grant, during the quarter and nine months ended December 31, 2010 compared to $8,198,768 and $8,355,004 during the comparable quarter and nine months last fiscal year. The decrease in capital expenditures is primarily attributable to the purchase of a new headquarters and production facility during the third quarter last fiscal year. Cash reimbursements for capital equipment under the DOE Grant for the nine months ended December 31, 2010 were $3,004,234, of which $524,208 were reimbursements for costs incurred in the previous fiscal year.

Patent costs decreased to $271,179 at December 31, 2010 versus $297,623 at March 31, 2010 primarily due to the systematic amortization of patent issuance costs. Similarly, trademark costs decreased to $119,453 at December 31, 2010 versus $122,818 at March 31, 2010 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $282,527 to $1,139,252 at December 31, 2010 from $1,421,779 at March 31, 2010, primarily due to a reduction in the level of account payables arising from the renovation of our new facility occupied during the second quarter.

Other current liabilities decreased to $953,532 at December 31, 2010 from $1,049,243 at March 31, 2010. The decrease is primarily attributable to lower levels of customer deposits at December 31, 2010.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to $42,418 at December 31, 2010 from $51,552 at March 31, 2010 reflecting decreased billings on certain engineering contracts in process at December 31, 2010 in advance of the performance of the associated work versus March 31, 2010.

Short-term deferred compensation under executive employment agreements increased $306,646 to $739,200 at December 31, 2010 from $432,554 at March 31, 2010 reflecting retirement payments to the company's CEO who retired during the third quarter. Retirement payments under the employment agreement are payable on June 1, 2011.

Common stock and additional paid-in capital were $361,728 and $113,201,855, respectively, at December 31, 2010 compared to $359,467 and $112,211,227 at March 31, 2010. The increases in common stock and additional paid-in capital were primarily attributable to annual non-cash share based payments granted during the third quarter of fiscal 2011.

Results of Operations

Quarter Ended December 31, 2010

Operations for the third quarter ended December 31, 2010, resulted in a net loss of $932,520, or $0.03 per common share, compared to a net loss of $1,984,469, or $0.06 per common share for the comparable period last year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant and lower levels of non-cash equity based compensation and cash compensation expense arising from a change in the period of grant versus that for the last fiscal year.

Revenue from contract services decreased to $166,687 at December 31, 2010 versus $223,081 for the comparable quarter last year. The decrease is primarily due to the application of engineering resources from the contract services group to support production engineering and low volume production.

Product sales revenue for the third quarter rose 7.8 percent to $1,923,787 versus $1,784,133 for the comparable period last fiscal year. The increase is due to continued strong demand for electric propulsion systems and generators and the delivery of pre-production units under the CODA Supply Agreement. Power products segment revenue for the quarter ended December 31, 2010 decreased to $557,450 from $619,040 for the comparable quarter last fiscal year due to decreased levels of actuator motor shipments, offset by higher levels of DC-to-DC converter shipments. Technology segment product revenue for the quarter ended December 31, 2010 increased to $1,366,337, compared to $1,165,093 for the quarter ended December 31, 2009 due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the quarter ended December 31, 2010 decreased to 21 percent compared to 32 percent for the quarter ended December 31, 2009. Gross profit margin on contract services was 42 percent for the third quarter this fiscal year compared to 36 percent for the quarter ended December 31, 2009, the improvement is primarily attributable to lower project material purchases this quarter versus the comparable quarter last fiscal year. Gross profit margin on product sales for the third quarter this year decreased to 19 percent compared to 32 percent for the third quarter last year. The decrease is primarily due to the delivery of pre-production units to CODA, which generally have a lower gross profit margin than sales of other low volume products and higher overhead costs associated with our new larger facility in Longmont, Colorado.

Research and development expenditures for the quarter ended December 31, 2010 decreased to $10,537 compared to $138,821 for the quarter ended December 31, 2009 reflecting reduced levels of cost-sharing on government research programs and lower levels of on-going internally-funded software research activities.

Production engineering costs were $874,054 for the third quarter versus $1,077,821 for the third quarter last fiscal year. The decrease is attributable to lower qualification part costs, offset by an expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations.

Reimbursement of costs under the DOE Grant were $546,803 for the quarter ended December 31, 2010 versus zero for the comparable period last fiscal year, representing reimbursable product qualification and testing costs under our DOE Grant.

Selling, general and administrative expense for the quarter ended December 31, 2010 was $1,045,845 compared to $1,425,835 for the same quarter last year. The decrease is primarily attributable to lower levels of compensation expense arising from a change in the period of grant versus that for the last fiscal year.

Interest income decreased to $11,150 for the quarter ended December 31, 2010 versus $17,410 for the same period last fiscal year. The decrease is attributable to lower invested balances and lower yields on invested cash balances.

Nine Months Ended December 31, 2010

Operations for the nine month period ended December 31, 2010, resulted in a net loss of $1,797,183, or $0.05 per common share, compared to a net loss of $3,109,622, or $0.11 per common share for the comparable period last year. The reduction in net loss is primarily attributable to reimbursements of product qualification and testing costs under the DOE Grant, partially offset by higher levels of annual cash and non-cash incentive compensation grants, higher levels of marketing expenses, costs arising from the recruitment and relocation of a new Chief Executive Officer, and moving expenses incurred during the nine month period associated with our relocation to a new facility.

Revenue from contract services decreased to $512,177 for the nine month period ended December 31, 2010 versus $1,067,475 for the comparable period last year. Revenue for the nine month period was impacted by adjustments to indirect costs on a cost-plus government contract, the application of engineering resources to production engineering activities and reduced levels of funded development programs.

Product sales for the nine month period ended December 31, 2010 increased to $6,161,179, compared to $5,339,600 for the comparable period last year. Power products segment revenue for the nine month period ended December 31, 2010 increased to $2,094,303 from $1,649,688 for the comparable period last fiscal year due to increased shipments of pre-production CODA systems and shipments under our supply agreement with Electric Vehicles International. Technology segment product revenue for the nine month period ended December 31, 2010 increased to $4,066,876, compared to $3,689,912 for the comparable period last year due to increased shipments of prototype propulsion motors and controllers.

Gross profit margins for the nine month period ended December 31, 2010 decreased to 24 percent compared to 32 percent for the comparable nine month period last fiscal year. The decrease is primarily due to the delivery of pre-production units to CODA, which generally have a lower gross profit margin than sales of other low volume products and higher overhead costs associated with our new larger facility in Longmont, Colorado. Gross profit margin on contract services decreased for the nine month period to 13 percent versus 32 percent for the comparable nine month period last fiscal year primarily due to adjustments to indirect costs on a cost-plus government contract during the second fiscal quarter. Gross profit margin on product sales for the nine month period ended December 31, 2010 decreased to 25 percent compared to a 32 percent for the comparable period last year. The decrease is due to deliveries of pre-production units during the period which typically have lower gross profit margins than other low volume product sales and higher overhead costs associated with our new larger facility in Longmont, Colorado.

Research and development expenditures for the nine month period ended December 31, 2010 decreased to $282,484 compared to $452,656 for the same period last year. The decrease is primarily due to reduced levels of internally funded programs.

Production engineering costs were $2,534,370 for the nine month period ended December 31, 2010 versus $2,092,137 for the comparable nine month period last year. The increase is attributable to higher qualification part costs and the addition of engineering resources to our production engineering group.

Reimbursements of production engineering costs under DOE Grant was $3,098,747 for the nine months ended December 31, 2010 versus zero for the comparable period last year representing reimbursable product qualification and testing costs. Reimbursements for the nine month period ended December 31, 2010 included reimbursements arising from costs incurred during the prior fiscal year of $1,546,446 which were recognized during the second fiscal quarter this year upon satisfaction of a condition contained in the DOE Grant.

Selling, general and administrative expense for the nine month period ended December 31, 2010 was $4,045,663 compared to $2,668,682 for the same period last year. The increase is attributable to higher levels of annual cash and non-cash incentive compensation grants, higher levels of marketing expenses, costs arising from the recruitment and relocation of a new Chief Executive Officer, and moving expenses incurred during the nine month period associated with our relocation to a new facility.

Interest income increased to $70,803 for the nine month period ended December 31, 2010 versus $44,182 for the comparable period last year. The increase is attributable to higher levels of invested cash balances during the nine month period this year versus the same period last fiscal year.

Other income was $265,269 for the nine month period ended December 31, 2010, reflecting a cash recovery upon completion of a former customer's bankruptcy proceedings.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and nine month period ended December 31, 2010 were adequate to meet operating needs. At December 31, 2010, we had working capital (the excess of current assets over current liabilities) of $27,854,560 compared to $31,001,650 at March 31, 2010.

For the nine month period ended December 31, 2010, net cash used in operating activities was $2,235,943 compared to net cash used in operating activities of $1,204,494 for the comparable nine month period last fiscal year. The increase in cash used for the nine month period this fiscal year is primarily attributable to increased levels of accounts receivable, inventory and prepaid expenses.

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

Net cash used in investing activities for the third quarter was $2,554,396 compared to cash used in investing activities of $17,647,988 for the comparable nine month period last fiscal year. The change in cash used by investing activities for the nine months ended December 31, 2010 was primarily due to increased levels of short-term investment maturities, lower levels of capital expenditures associated with the establishment of high volume manufacturing capability and capacity for the CODA vehicle launch later this calendar year, partially offset by increased levels of short-term investment purchases.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest greater financial resources during the remainder of fiscal 2011 and during fiscal 2012 on the commercialization of our products, including a significant increase in human resources and increased expenditures for equipment tooling. These capital requirements may be substantially reduced by reimbursements from the Company's Grant from the DOE which reimburses 50 percent of qualified capital costs. Working capital requirements related to our supply agreement with CODA could exceed $10 million if CODA achieves their twelve-month production target of 14,000 vehicles following introduction of the CODA all-electric passenger vehicle. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at December 31, 2010. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of December 31, 2010 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before July 13, 2011. We do not currently have sufficient funds to meet this potential future funding requirement.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2010:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	$ 3,956,569	3,956,569	-	-	-
Executive employment agreements (1)	1,288,728	739,200	476,088	-	73,440
Total	$ 5,245,297	4,695,769	476,088	-	73,440

(1)	Includes severance pay obligations under executive employment agreements, but not annual cash compensation under the agreements.

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at December 31, 2010 and March 31, 2010 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2010 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

As of December 31, 2010, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2010	2009	2008

Net loss	$ 4,140,872	$ 4,402,019	$ 4,586,105

We have had accumulated deficits as follows:

December 31, 2010	$ 75,363,294

March 31, 2010	$ 73,566,111

March 31, 2009	$ 69,425,239

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

Our net loss for the quarter and nine month period ended December 31, 2010 was $932,520 and $1,797,183 versus a net loss for the comparable quarter and nine months last fiscal year of $1,984,469 and $3,109,622. At December 31, 2010, our cash and short-term investments totaled $24,762,309. We expect our losses to continue through at least March 31, 2011 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all of the $45.1 million grant we were awarded.

On January 13, 2010, we finalized a $45.1 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. The Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under the Grant. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Grant, and could become ineligible for continued participation in the program. The payment of the incurred costs under the award has been limited to $32 million until we provide DOE with firm commitments for an additional $13.1 million representing our remaining 50 percent share of the total estimated cost of the project. If all such funds have not been secured by July 13, 2011, we must submit by such a date, a funding plan to obtain the remainder of such funds that is acceptable to the DOE. In the event we do not satisfy the foregoing contingency, the Grant may be terminated. In addition, the Grant may be terminated at any time at the convenience of the government. Although we expect to satisfy the contingencies contained in the award, we can not assure that the contingencies will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

We have not to date produced electric propulsion systems on the scale we intend to manufacture to fulfill our obligations under the CODA supply agreement, although we have several years of experience manufacturing motors and electronics that are smaller and operate at lower power levels. We will also need to hire additional personnel, to launch production for CODA, which will require significant time and expense. We may not sell a sufficient number of systems to CODA or other customers to cover these expenses.

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

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding an amendment to the Bonus Stock Agreement between the Company and Eric R. Ridenour filed October 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: February 1, 2011
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)