Form 10-K
period 2011-03-31
UQM TECHNOLOGIES INC
filed 2011-06-02
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of September 30, 2010, based on the closing price of the Common Stock as reported by the NYSE Amex on such date was approximately $91,253,990. As of May 31, 2011, there were 36,290,287 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 3, 2011.	Part III

Table of Contents

PART I.

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Item 6.	Selected Consolidated Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010

Consolidated Statements of Operations for the Fiscal Years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the Fiscal Years
ended March 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV.

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

PART I

ITEM 1.	BUSINESS

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

Overview

UQM Technologies, Inc., ("UQM") is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, aerospace, military and industrial markets. Our primary focus is incorporating our advanced technology into products for the growing market for increasingly cleaner and more fuel efficient vehicles that is expected to experience rapid growth over the next ten years and beyond. Key to this objective is the development of products for clean vehicles including propulsion systems for electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles, onboard charging products, under-the-hood power accessories and other vehicle auxiliary components. Our headquarters and manufacturing facility is located in Longmont, Colorado.

The global automotive market is experiencing substantial change driven by a number of factors including changing consumer preferences, global macro-economic and geo-political developments, the high price of gasoline, increasing competition and additional governmental regulation and incentives. As a result of these factors, particularly, carbon dioxide standards in Europe and the Corporate Average Fuel Economy ("CAFE") standards in the United States, automakers are developing and introducing, or planning to introduce additional vehicle models with increasing levels of electrification including serial and parallel hybrid-electric vehicles ("HEV's"), plug-in hybrid electric vehicles ("PHEV's") and all-electric vehicles ("EV's"). These vehicles offer improved energy equivalent gas mileage, lower operating and repair costs and reduced or no tailpipe emissions. Further, governments around the globe have launched initiatives to subsidize the cost of developing clean vehicles and the components used by them including motors and generators, batteries, and power management systems. Government incentives have also been adopted to encourage the purchase of HEV's, PHEV's and EV's by consumers in many developed nations around the world, including a $7,500 federal tax credit in the United States and tax credits in several states of up to $6,000 for purchases of qualifying vehicles, in Europe fifteen of twenty-seven European Union member states provide tax incentives for electrically chargeable vehicles and China has a trial program to offer incentives of up to 60,000 Yuan (approximately $9,240 USD) for the private purchase of a new battery electric vehicle and 50,000 Yuan (approximately $7,700 USD) for the purchase of PHEV in five cities. Several automobile manufacturers have indicated that they expect these factors to result in the growth of hybrid vehicle models to over 20% of vehicle sales in 2020 and one international automaker has stated that it expects all-electric vehicles to capture up to a 5% market share by 2020.

We make propulsion system products, generators and related auxiliary components for EV's HEV's and PHEV's. We market our products in many segments of the transportation sector including passenger vehicles and light trucks, commercial trucks and buses, off-road vehicles including agricultural and construction equipment and military vehicles. We believe our proprietary permanent magnet propulsion motor and motor control technology delivers exceptional performance at a highly competitive cost. Our principal products include propulsion motors and generators with power ratings from 50 kilowatts to 200 kilowatts, auxiliary motors and electronic controls, DC-to-DC converters and DC-to-AC inverters that convert direct current to usable alternating current. The principal attributes of our products that we believe differentiate our proprietary products are compact size, high torque delivery, high power density (the ratio of power output to weight) and high energy efficiency.

We believe we are well-positioned to participate in the expanding worldwide market for clean vehicles. In addition to our portfolio of high performance products, we have taken a number of steps over the last several years to position the company to meet the needs of our automotive customers including; 1) adding additional technical and manufacturing resources and capability; 2) designing, installing and qualifying volume production lines for our motors and generators and their related electronic controllers; 3) establishing a global sourcing capability; 4) enhancing our logistics, production and administrative processes to support higher volumes of manufacturing operations, and 5) relocating our headquarters and manufacturing operations into a 129,304 square foot, world-class facility with 15 adjacent acres for future expansion.

In June, 2010 we entered into a ten year Supply Agreement with CODA Automotive to supply UQM PowerPhase Pro® electric propulsion systems for CODA's all-electric four-door sedan. Throughout FY 2011 we delivered preproduction systems that have been incorporated in development and test vehicles and other test fleet and marketing vehicles. CODA has announced that it expects to begin sales of its passenger car to fleets and consumers in the State of California in the second half of calendar year 2011. We have also completed supply agreements and began shipments to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International a developer and manufacturer of all-electric medium-duty delivery trucks.

Our electric propulsion systems are powering several development vehicles including the all-electric Audi A1 e-tron, Saab 9-3 ePower and the Rolls Royce 102EX Phantom car. Our propulsion system and generator have also been used by Citroen in a hybrid-electric rally car. In addition to these programs, the company is supplying its electric propulsion systems and generators to numerous other international automakers and entrepreneurial automobile developers as part of their HEV, PHEV and EV vehicle development programs.

We have been awarded a $45.1 million grant from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA"). The objective of the grant is to accelerate the commercialization of products and the installation of manufacturing infrastructure necessary for the deployment of electric vehicles, batteries and components in the United States. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive and other production intent customers qualify for 50 percent reimbursement under the DOE program. Our ability to utilize funding from this grant has allowed us to accelerate the productionization of our product portfolio and install volume production lines and other infrastructure providing us with a significant advantage over other motor manufactures and competitors who do not have access to such funds.

We also have a marketing collaboration with BorgWarner (NYSE:BWA) on electric powertrain products for all-electric and hybrid electric passenger automobiles. Under this arrangement, our respective companies provide leads to and recommend each other's products where appropriate, to those customers seeking electric powertrain products. We expect that BorgWarner's global reach in the automotive industry will bring a higher level of visibility to our electric propulsion system products and result in additional business opportunities with automobile customers worldwide. In addition, we have forged relationships with several vehicle integration companies around the world who have developed extensive knowledge about the performance characteristics and capability of our proprietary products. Vehicle integration companies are typically retained by automobile manufacturers to develop concept cars and technology development vehicles. Our relationships with integration companies provide an invaluable marketing channel for the placement of our products in early-stage development vehicles, which we believe, greatly enhances the opportunity for our products to be selected for the production launch of many of these vehicles.

We derive our revenue from two principal sources: 1) the manufacture and sale of products engineered by us; and 2) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers' products. For the fiscal year ended March 31, 2011 total revenue rose 3.8 percent to $9,021,302 and our net loss for the fiscal year declined by 51.9 percent to $1,992,358 or $0.06 per common share.

Electrification of Vehicles

Potentially large markets are developing as a result of the electrification of a wide-range of vehicle platforms. Increased electrification is being pursued for a variety of application specific reasons including: 1) changing consumer preferences, 2) global macro-economic and geo-political developments, 3) the high price of gasoline, 4) increasing competition, and 5) additional governmental regulation and incentives. Of these reasons, additional governmental regulations and incentives has emerged as a significant factor in the development and potential rate of growth of the emerging vehicle electrification markets and is being reinforced by rising crude oil prices and higher gasoline and diesel prices. This trend toward higher fuel prices is expected to continue for the foreseeable future, driven by tight supply levels, geopolitical turmoil in key oil producing countries and expected future increases in world demand, driven principally by escalating consumption of fossil fuels by developing countries such as China and India. In addition, government regulations mandating reductions in pollutants from diesel engines are expected to further accelerate the trend toward electrification as increasingly stringent regulations continue to be proposed and adopted. In 2010, the U.S. government announced its intention to implement new regulations extending fuel economy standards to medium- and heavy-duty trucks for the first time beginning with model year 2014. CAFE standards will increase by 40 percent requiring the average fuel economy of each manufacturer's passenger car and light truck model offerings to be 34.1 miles per gallon by 2016. Preliminary rulemaking for stricter standards in later years is currently underway.

Other recent U.S. Government legislation provides incentives for the production and sale of environmentally friendly vehicles, including the Advanced Technology Vehicles Manufacturing Incentive Program and the American Recovery and Reinvestment Act of 2010. A partial listing of some of the more notable provisions of this legislation includes:

  Federal and state tax credits for the purchase of environmentally friendly vehicles

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

  Grants for the development of clean vehicles and clean vehicle component technology

  Grants for the development of a "smart" electric grid

In November 2010, General Electric announced its plan to purchase 25,000 electrified vehicles by 2015, representing the largest commercial order for environmentally friendly vehicles ever placed.

In March, 2011 President Obama announced a directive to government agencies to ensure that by 2015, all new vehicles they purchase will be alternative-fuel vehicles, including hybrid and electric vehicles. The Federal government operates more than 600,000 fleet vehicles

In addition, China is in the process of approving a plan that would provide $100 billion Yuan (approximately $15 billion USD) over ten years for investment in core technologies related to all-electric and hybrid electric vehicles.

The electrification of conventional vehicles, ranging from passenger vehicles and over-the-road trucks, to off-road vehicles such as agricultural tractors, construction equipment and military vehicles, can potentially offer improvements in fuel economy and emissions. The electrification of vehicles can range from simply replacing inefficient belt and gear driven under-the-hood auxiliaries (water pump, power steering, HVAC compressor drives, cooling fans etc.) with efficient electric powered ones, to eliminating the internal combustion engine entirely and replacing it with full electric propulsion such as in a battery or fuel cell powered vehicle. Improvements to fuel efficiency resulting from electrification will initially add to the cost of a vehicle, although part of this cost will be offset by lower operating and maintenance costs. With rising fuel prices and government incentives, vehicle makers are finding it much more feasible to justify this added complexity and cost.

Numerous studies have been conducted over the last several years indicating the potential for electric vehicles to capture significant market share over the next five to ten years. Table 1 summarizes the forecasts of these studies:

We believe that the trend toward increasing electrification of vehicles will continue at an accelerated pace providing a substantial opportunity for the broad commercial application of our products.

Technology

Our technology base includes a number of proprietary technologies and patents related to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of our systems.

The operating characteristics of electric motors for vehicle propulsion are different from those of more conventional industrial motors. Propulsion motors ideally deliver high levels of torque efficiently at variable rotational speeds and possess the ability to transition from high torque to high speed over a relatively constant power curve allowing, in many cases, the elimination of conventional transmissions. Our proprietary propulsion systems have been specifically developed for these applications and deliver exceptional torque and high rotational speeds in a compact, energy efficient machine.

The typical architecture of a UQM® electric machine (motor/generator) consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost), and a rotor that contains powerful rare earth permanent magnets. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor, producing rotational motion (motor operation). Conversely, the application of rotational motion by an external force results in the generation of electrical power (generator operation). UQM® machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The design features inherent to the electric machine contribute to lower usage of copper, iron and other materials generally (due to smaller package dimensions), reducing manufacturing costs compared to conventional machines of similar power. UQM® machines have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging. These attributes have allowed us to price our advanced motors and controls competitively with lesser performing conventional motors and controls, which we believe will accelerate the rate of commercialization of our technology.

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

Desired propulsion attributes consist of high torque to launch the vehicle from a standing-stop, with a subsequent transition to high power as the vehicle is accelerated to highway speeds. In the majority of conventional internal combustion engine powered vehicles, the transition from high torque to high power is accomplished through the multiple gear changes performed by a mechanical transmission. UQM® systems, incorporating proprietary DSP software technology , are suited as propulsion drives in HEV's, PHEV's and EV's due to their ability to power a vehicle from a standing-stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight, complexity and cost of multi-speed mechanical transmissions.

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

We have also developed auxiliary electronic products that perform other functions on HEV's, PHEV's and EV's. We currently manufacture proprietary DC-to-DC converters that reduce the voltage level of a 250 volt to 450 volt vehicle battery pack to 12 or 24 volts powering lower voltage devices onboard these vehicles. We also offer a high voltage DC-to-AC inverter, which converts DC power stored in vehicle battery packs to high quality 110 volt AC power. This device has an output efficiency of up to 93 percent. We also offer a high voltage DC-to-AC inverter, which converts DC power stored in vehicle battery packs (250 volt to 450 volt) to high quality 110/120 volt AC power.  This device provides 5 kW of sinusoidal output (40 amps) with an efficiency of up to 93 percent.  It powers devices that are typically plugged into a standard wall outlet and its high power quality will handle sensitive loads, including communication systems and power tools.

We have two U.S. patent applications pending related to new technology: one that relates to electric machines and another that relates to inverters. In addition, we have submitted two additional provisional applications. We are also performing internally funded research and development to continually improve the functionality of the microprocessor software we use to intelligently control our motor/controller system.

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

Markets for our Products

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

Passenger automobiles and light trucks - In past years, more than 50 million passenger automobiles and light trucks were sold worldwide of which 11 to 17 million units were sold in the United States. Over the last several years a market has developed for automobiles that are powered by hybrid electric powertrains. These vehicles have good performance and provide above average fuel economy compared to conventional automobiles. Several established automakers have introduced vehicle models incorporating hybrid electric powertrains including Toyota, Nissan, Honda, Ford and General Motors. Several automakers have also introduced or announced plans to introduce all-electric passenger vehicles in the coming years, including Nissan, Mitsubishi, Ford and CODA Automotive. The CODA all-electric passenger car is powered by a UQM® electric propulsion system.

We have announced that Audi, Saab and Rolls Royce have either development test fleets or development vehicles in place that are powered by UQM® electric propulsion systems.

In addition to established automakers, there are a variety of small entrepreneurial companies that are developing and have introduced or intend to introduce all-electric, hybrid-electric or plug-in hybrid-electric cars. Most visible of these companies is our customer, CODA Automotive, who plans to introduce an all-electric passenger vehicle in calendar 2011 (see also "the CODA Program" below), Tesla, who has introduced an all-electric sports car and hopes to introduce an all-electric passenger car in a few years and Fisker Automotive, who has introduced a plug-in hybrid sports car and also hopes to introduce a plug-in hybrid passenger car in a few years. Although many of these entrepreneurial companies lack substantial financial resources and/or significant automobile industry experience, they are pursuing a variety of strategies to introduce these types of automobiles into either niche markets, such as for fleet users or high-end luxury sports car buyers, or the consumer vehicle market generally. Should any of these companies be successful in commercializing their product offerings, it could cause the growth rate of this market to accelerate. These companies are generally using electric or hybrid electric powertrains that they have developed themselves or have been developed by other entrepreneurial companies.

Trucks, Buses and Recreational Vehicles - The U.S. Department of Energy estimated that in 2007, trucks consumed 6.3 million barrels of crude oil per day and they project that by 2030, trucks will consume approximately 55 percent of all crude oil used in transportation, or 10 million barrels of crude oil per day.

In recent years, approximately 6 million trucks, buses and other medium and heavy-duty on-road vehicles were sold in the United States each year, although these quantities have declined over the last couple of years. The market for these vehicles is characterized by a large number of suppliers, a wide-range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck, bus and other medium and heavy-duty vehicle manufacturer have traditionally out-sourced many of these components and will likely continue to do so for the components necessary to electrify their vehicles. Accordingly, we expect these manufacturers to purchase products from suppliers who have developed technologically advanced electric motors; generators and power electronic energy management controls that can be applied to their vehicles. Recently, a subsector of this market has begun to develop for medium-duty delivery trucks that operate on a well-defined route where average daily mileage requirements have little variability. In this subsector, truck manufacturers are beginning to offer delivery trucks with custom designed battery capacity whereby the delivery vehicle has only the battery content onboard that is necessary to achieve its route mileage plus a small increment of additional energy for contingencies. For these trucks, the optimized amount of energy stored in batteries reduces the cost of the batteries onboard an all-electric truck to a point where the vehicle is nearly competitively priced, on a life-cycle cost basis, with a conventional internal combustion powered delivery truck of the same size. We believe this pricing parity will accelerate the growth of this subsector in the near term.

We are currently supplying an automotive qualified DC-to-DC converter to Eaton Corporation which is used onboard medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar and we offer for sale a DC-to-AC inverter to meet the growing onboard and export power requirements of hybrid trucks. We are supplying electric propulsion systems under a supply agreement to Electric Vehicles International, who has developed an all-electric medium-duty delivery truck. We expect the medium and heavy-duty hybrid electric truck market to grow at an accelerating rate as potential customers for these vehicles gain a greater understanding of their operational, environmental and economic advantages.

Several truck manufacturers are also considering other electrically-based products that either enhance the utility of their vehicles, such as the ability to generate large amounts of exportable electric power, or that may be necessary to meet regulatory mandates, such as diesel engine emission standards and restrictions on emissions arising from diesel engine idling. We intend to continue to aggressively pursue the commercialization of our products for these and other applications in the market for electric and hybrid trucks as it emerges over the next several years.

We are also supplying propulsion systems for electric buses being developed and produced by Proterra, Inc. under a supply agreement. The 37-foot Proterra composite body bus is being developed in both an all-electric battery and plug-in hybrid configuration. Proterra recently announced their plans to build a 200,000 square foot bus manufacturing facility in South Carolina.

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

We have also developed electric power products for the aircraft and aerospace market and the boat and marine market. In the boat market, we have developed generators for onboard power production in hybrid-electric boats as well as electric propulsion systems. We believe that the fuel efficiency benefits of vehicle electrification can be realized in the boat and marine market. Although our focus is primarily on-road applications, we will continue to leverage our technology and products in these potentially large niche markets as opportunities present themselves.

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

Marketing Channels and Sales

We market our products in a variety of different ways depending on the end market and the complexity of the product. In the automotive sector we market our electric propulsion systems and generators through the following channels:

  Direct Sales

  Vehicle Integrators - This marketing channel is characterized by the development of a relationship with companies that perform vehicle development activities for automobile companies worldwide. Many of these companies have substantial autonomy to source vehicle components at the earliest stages of a vehicle development program. As a result of our multi-year relationships supplying many of these companies with our products, we have been able to develop and foster within their organizations a confidence in the performance characteristics, ease of application and durability of our products that have led to additional early stage placements of our products in automakers vehicle development programs.

  Cooperative Marketing Arrangements - These arrangements typically are characterized by nonexclusive marketing cooperation with other vehicle component developers and manufacturers where marketing partners introduce UQM® products to prospective customers who are considering a component being sold by our marketing partner and vice versa. For example, we currently have an active cooperative marketing arrangement with BorgWarner, who has developed a transaxle for all-electric and hybrid vehicles that is matched to our PowerPhase Pro® 100 kW propulsion motor and a three speed transmission matched to our PowerPhase HD® 150 kW propulsion motor.

We opportunistically market our technology in well-established markets for products that incorporate electric motors, generators and power electronic controllers where added-value can be provided to the end product user by adopting our technology. Examples of existing electric vehicle markets that we believe may present opportunities for the commercialization of our proprietary technology include electric aircraft tugs and other support equipment, commercial floor cleaning equipment and other similar markets where the product application generally requires high torque and variable speed operation. In addition, there are a multitude of electric auxiliary motors used on aircraft and automobiles such as HVAC compressors, fan blower motors that provide a further opportunity for replacement by our systems.

We have developed and commercialized several products for existing markets. These products include a fan blower motor and a compressor drive motor that are used in aircraft air conditioning systems manufactured by Keith Products, Inc. and an electric brake actuation motor that is used in selected golf carts manufactured by Club Car, Inc.

We expect to continue to commercialize both technologically advanced and low cost products that we develop to customer specifications in selected large, established markets.

Funded development projects are typically marketed through a technical selling process that encompasses the submission of an engineering proposal by our engineering staff in response to a request for proposal or from other methods designed to find and identify customer funded development opportunities within our area of expertise.

CODA Automotive Program

We have a ten year Supply Agreement with CODA Automotive to supply UQM PowerPhase Pro® electric propulsion systems for their all-electric passenger sedan that is expected to be introduced in California in the second half of calendar year 2011. The supply agreement provides a framework for CODA or CODA's manufacturing partners to purchase 20,000 electric propulsion systems from us over the first two years of the program. Under the terms of the Agreement, CODA or CODA's manufacturing partner will issue blanket purchase orders covering their annual purchase requirements and issue thereunder noncancellable delivery releases against the blanket order.

CODA Automotive has announced that to date it has raised over $200 million in capital to facilitate the execution of its business plan and is currently pursuing an additional $50 million in equity capital. CODA has stated that it hopes to sell 10,000 to 14,000 vehicles in the first twelve months following the vehicle's introduction.

The CODA all-electric sedan was developed by CODA's internal team of engineers working with multiple external engineering partners, including Porsche Engineering. The vehicle is expected to have a base price of $32,400 after applying a $7,500 federal tax credit and a $5,000 state tax credit from California for qualifying buyers. CODA has also announced its plan to sell the vehicle in the state of Hawaii and in China. The car is powered by a 100 kW UQM PowerPhase Pro® electric propulsion system, and has a 33.8 kWh lithium-ion battery pack which CODA expects will provide a vehicle range between charges of 90 to 120 miles depending on individual driving habits. The onboard charger plugs into a 110V or a 220V outlet and can charge for a 40-mile commute in approximately two hours (full charge in less than six hours) at 220V. CODA advertises that the CODA sedan is backed by a three-year/36,000 mile warranty and an eight-year/100,000 mile battery warranty.

The CODA electric sedan chassis will be assembled and tested, incorporating the UQM® power-train on an assembly line operated by Harbin HaFei Automobile Industry Group Co., Ltd. ("Haifei"), a wholly owned subsidiary of Chang An, one of China's largest and most respected automobile manufacturers. Hafei has over 575,000 square meters of production facilities and 11,000 employees.

CODA has announced that the battery system for the CODA passenger car is being supplied by a joint venture between CODA Automotive and Tianjin Lishen Battery Co. ("Lishen"). Lishen is one of the world's largest manufacturers of lithium-ion cells and a key supplier to Apple, Motorola, Samsung and Vodafone, among others. CODA is working to establish U.S. based manufacturing of their joint venture batteries and final vehicle assembly operations.

CODA's stated strategy is to design, brand, market and distribute electric vehicles utilizing manufacturing partnerships which allow it to develop vehicles rapidly in a flexible manner - avoiding the traditionally capital-intensive nature of the automobile business. CODA expects to employ a direct distribution model. CODA expects that vehicle maintenance and service operations will be performed through an outsourced network comprised of brand name car service partners.

Other announced suppliers to the CODA program include: Continental (electronic stability control); Delphi (DC to DC converter and electric power steering); BorgWarner (transaxle); Hella (electric vacuum pump); Energy CS (battery management system); Lear (battery charger); OMITEC (main controller); and Mitsubishi (electric AC compressor).

Our Agreement with CODA also provides that if CODA or its manufacturing partners, if any, do not collectively purchase 15,000 units within the first two years following the launch of production, they will be required to make specific payments to us.

U.S. Department of Energy Stimulus Grant

We have been awarded a $45,145,534 grant (the "Grant") from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act (the "Stimulus Act"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. We are one of seven component manufacturers selected for an award and the only small business under the component category. Pursuant to the terms of our Assistance Agreement, the DOE will reimburse 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering expenditures related to product qualification and testing of our electric propulsion systems and other products. The initial period of the Grant is through January 12, 2013.

The $45.1 million size of the Grant is based on the estimated cost of a project to implement high volume manufacturing operations provided in our application to the DOE under the Electric Drive Vehicle Battery and Component Manufacturing Initiative. Funding for qualifying project costs is currently limited to $32 million until July 13, 2011, at which time we are required to provide the DOE with an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project in excess of our currently accepted cost share match of $32 million. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated.

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

The Grant has numerous benefits to the Company and its shareholders including: 1) substantially reducing the Company's cost of capital; 2) substantially mitigating the financial risk of productionizing our products and acquiring the facilities and equipment necessary to support volume production of our products; 3) substantially reducing our product qualification and testing costs; and 4) improving product margins on products manufactured on equipment subsidized by the Grant.

At March 31, 2011 we had received reimbursements from the DOE under the Grant totaling $10,409,083 of which $7,310,336 was for capital assets and $3,098,747 was reimbursements of product qualification and testing costs. We also had an amount receivable from the DOE at March 31, 2011 of $1,552,528 of which $662,620 represented reimbursement of capital asset purchases and $889,908 was reimbursements for product qualification and testing costs incurred.

The application of grant funds to eligible capital asset purchases under the Grant as of March 31, 2011 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$15,945,913	7,972,956	7,972,957

Manufacturing

It is our primary objective to become a major manufacturer of electric motor, generator and other power electronic products that incorporate our proprietary technology and to supply these products to electric, hybrid electric and fuel cell electric vehicle manufacturers and/or their Tier 1 suppliers. To this end, in December 2009 we acquired a 129,304 square foot facility on 15 acres together with 15 acres of adjacent vacant land in Longmont, Colorado to support our expected growth in manufacturing operations. We have installed and qualified two semi-automated production cells at this facility with a two shift capacity to produce 40,000 units a years of our automotive 100 kW and 135 kW PowerPhase Pro® electric motor and motor controller. We expect to add additional production capacity in this facility coincident with future demand.

Over the last several years we have established a production engineering group with decades of manufacturing design and production experience, much of which is specific to the electric motor or automotive industries. We have adopted the Advanced Product Quality Planning ("APQP") automotive procedures for the development and volume production of our products and we are continuing to expand our production engineering group coincident with the growth in our customer base and the number of customer programs we believe will proceed to full scale production. We are also upgrading our software systems and enhancing our internal processes in preparation in anticipation of potentially rapid growth in our production volumes.

We also have a production cell for the assembly of our larger frame size, higher power, lower volume prototype motors. The annual capacity of this cell is approximately 5,000 systems per shift per year.

We also manufacture a truck qualified DC-to-DC converter for Eaton Corporation as part of their hybrid electric power system for the heavy truck market, as well as for other electric and hybrid electric vehicle manufacturers. We have a dedicated manufacturing cell for these electronic boxes that includes the robotic application of sealant, sixteen hours of burn-in cycling between hot and cold temperature extremes, pressure testing for cooling leaks and complete functional testing.

In order to ensure our cost competitiveness, we have adopted a manufacturing strategy for the near term of designing all product components and then sourcing these parts with quality suppliers. Final assembly, testing, pack-out and shipping of the product are performed at our Colorado facility. We have established relationships with many high-quality, low-cost suppliers, including a number of international companies. Future plans are to continue the development and introduction of more advanced and automated manufacturing systems which we believe will ensure our competitiveness in new and growing markets.

Our manufacturing operations are certified to the ISO 9001:2000 standard. Over the next several years we expect to qualify our manufacturing operations under the more difficult TS 16 standard for the automotive sector.

Our Opportunity

We have developed a range of products including electric propulsion motors, generators, power electronic controllers and other power electronic products that we believe are ideally suited to the growing markets for electric, hybrid electric and fuel cell electric vehicles.

We believe that the launch of high volume manufacturing of our PowerPhase Pro® 100 kW electric propulsion system for CODA Automotive later this calendar year will give us a substantial "first mover" advantage as a Tier 1 supplier to the clean vehicle market. Specifically, the introduction of our products that have been fully automotive qualified in commercial quantities will provide substantial economies of scale, permitting us to achieve production costs and pricing that will be difficult for others who have not launched similar high volume production to compete with. We expect that this pricing and product availability advantage will allow us to further expand the roster of automobile makers who select our propulsion systems for their future vehicle programs.

In addition to the passenger automobile market, vehicle makers of all types have been evaluating the potential of applying electric and hybrid electric technology to their vehicle platforms. Of these manufacturers, medium and heavy-duty truck and bus builders and military manufacturers have been the most active, driven by the performance and fuel economy advantages available from this technology, the need for large amounts of onboard and exportable power and new federal standards requiring fuel economy improvements of 10% to 20%. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets beyond mass-market passenger automobiles. Should these products receive broad customer acceptance, as we expect they will, additional opportunities will likely develop over time for our company.

In the past, we have supplied our electric propulsion systems and generators to small niche developers of electrically powered vehicles or as part of technology development and assessment programs by the U.S. government, and larger commercial customers. However, over the last few years, we have supplied our propulsion systems to numerous international automotive manufacturers as part of their electric and hybrid electric vehicle development activities, including publicly announced fleet build or vehicle development programs with Audi, Saab, Citroen and Rolls Royce. Should any of these automakers elect to utilize our products in future model launches, it would have a material impact on our future rate of growth.

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

We also expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products by our customers. In parallel to these activities in the automotive market, we expect to continue to pursue additional production opportunities for our proprietary technology in existing markets where the performance of our products can provide our customers with a competitive advantage in the markets they serve.

Business Segments

At March 31, 2011, we had two reportable segments. These reportable segments are strategic business units that offer different products and services and are managed separately because of their different business strategies.

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

Power Products Segment

Our power products segment encompasses the operations of our wholly-owned subsidiary, UQM Power Products, Inc. UQM Power Products, Inc. is the manufacturer of our proprietary products in higher volumes and is an ISO 9001:2000 quality certified manufacturer of motors and electronic products designed by the company.

Effective April 1, 2011 we merged UQM Power Products, Inc. into UQM Technologies, Inc.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

The technology segment has developed advanced electric propulsion systems and components which we hope to market to vehicle Original Equipment Manufacturers ("OEMs") and their Tier 1 suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Honda, Ford and General Motors and others. In the larger vehicle markets, International Truck and Engine Corporation, Freightliner Trucks and Paccar offer hybrid electric medium-duty trucks and Caterpillar, Inc. produces a belt-less engine/electric tracked bulldozer. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric and all-electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Toyota, Honda, General Motors, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova, Continental, Magna, Remy, Bosch and Azure Dynamics.

The power products segment competes primarily in the automotive, heavy equipment, military and aerospace industries. Each of these industries is extremely competitive. We face substantial competition on a continuing basis from numerous companies, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. We believe our principal competitors include Advanced DC Motors, General Electric, Rockwell International, Hitachi, Hyundai, Toshiba, Siemens, Delphi, Danaher, L-3 Communications, Enova, Continental, Magna, Remy, Bosch and Azure Dynamics.

Patents

We hold several groups or families of patents.

U.S. Patent Nos. 5,311,092 and 5,319,844 disclose and claim a lightweight high-power electromagnetic transducer and method of making the same. The corresponding foreign patents have expired.

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

In 2007, we filed patent applications for a stator design in the United States, Canada, and Europe. The U.S. and Canadian applications have granted as U.S. Patent No. 7,755,244 and CA 2,615,111, respectively. The European application is currently pending.

In 2007, we filed patent applications for a permanent magnet rotor geometry for permanent magnet electric motors in the United States, Canada, and Europe. The United States application issued as U.S. Patent No. 7,598,645. The Canadian and European applications are currently pending.

In January 2010, we filed a U.S. patent application for a distributed generation power system having an integrated electric utility meter and inverter system, including the physical design, placement and interconnection of the integrated electric utility and inverter system. Corresponding patent applications have been filed in Europe and Canada.

In November 2010, we filed a US patent application for a rotor for a permanent magnet electric machine. This application is pending. Corresponding patent applications have been filed in Europe and Canada.

In addition, we have submitted two additional provisional applications.

In 1994, we executed an agreement with Alcan Aluminium Limited ("Alcan") in which Alcan assigned to us all of its rights, title and interests in certain motor technology developed under a program funded by Alcan.  This agreement further provides that we shall pay to Alcan royalties of one-half of one percent on revenue derived from the manufacture and sale of products or processes embodying the related technology. The agreement expires on January 14, 2014. Royalty payments under this agreement for the fiscal years ended March 31, 2011, 2010 and 2009 were $36,882, $25,349 and $39,850, respectively.

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

Backlog

Our technology segment had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $0.3 million at April 30, 2011 versus $1.1 million at April 30, 2010. Our order backlog for prototype motors and controllers at April 30, 2011 was approximately $1.2 million versus $1.9 million at April 30, 2010. All such service contracts are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next fourteen months and ship motor and controller backlog products over the next twelve months.

Our power products segment had an order backlog of approximately $2.2 million at April 30, 2011 compared to $3.1 million at April 30, 2010. Many orders are issued to us as blanket purchase orders subject to the issuance of subsequent release orders which direct the number and timing of actual deliveries. Substantially all of the backlog amounts at April 30, 2011 and 2010 are subject to amendment, modification or cancellation. We expect to ship all backlog products within the next twelve months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from CODA Automotive, which is a customer of our power products segment, was $1,301,224, $573,250, and $22,850 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, representing 14 percent, 7 percent and nil of consolidated total revenue, respectively. This customer also represented 16 percent and 3 percent of consolidated total accounts receivable at March 31, 2011 and 2010, respectively. Inventories consisting of raw materials, work-in-process and finished goods for CODA Automotive were 38 percent and 27 percent of consolidated total inventories at March 31, 2011 and 2010, respectively. Revenue from Quantum Fuel Systems Technologies Worldwide Inc., which is also a customer of our power products segment, was $12,000, $13,115, and $1,360,909 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, representing nil, nil and 16 percent of consolidated total revenue, respectively. This customer also represented nil and 3 percent of total accounts receivable at March 31, 2011 and 2010, respectively. We did not have any raw materials, work-in-process or finished goods inventory for Quantum Fuel Systems Technologies Worldwide Inc. at March 31, 2011 and 2010.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $1,112,307, or 12 percent of our consolidated total revenue, for the year ended March 31, 2011, $2,488,321 or 29 percent of our consolidated total revenue, for the year ended March 31, 2010 and $1,989,872, or 23 percent of consolidated total revenue, for the year ended March 31, 2009. Accounts receivable from government-funded contracts represented 49 percent and 8 percent of total accounts receivable as of March 31, 2011 and 2010, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $792,508, $1,807,063 and $434,181 which represented 9 percent, 21 percent and 5 percent of our consolidated total revenue for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. This customer also represented nil and 8 percent of consolidated total accounts receivable at March 31, 2011 and 2010, respectively. Inventories consisting of raw materials, work-in-process and finished goods for AM General LLC were nil and 13 percent of consolidated total inventories at March 31, 2011 and 2010, respectively.

Some of our business with the U.S. Government was performed on a cost plus fixed fee basis. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee. Certain other contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis and have not-to-exceed billing rates negotiated between the U.S. Government and us. Other U.S. Government business is performed under firm fixed price contracts. On "cost-share" and "firm fixed price" contracts, we can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All of our U.S. Government contracts are subject to modification or cancellation at the convenience of the Government.

We have an Assistance Agreement ("Grant") for $45,145,534 with the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act (the "Stimulus Act"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The initial period of the Grant is through January 12, 2013.

Funding for qualifying project costs incurred is currently limited to $32.0 million until July 13, 2011 at which time we are required to provide the DOE an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project in excess of our currently accepted cost-share match of $32.0 million. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated.

If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

At March 31, 2011 we had received reimbursements from the DOE under the Stimulus Grant totaling $10,409,083 of which $7,310,336 was for capital assets and $3,098,747 was reimbursements of product qualification and testing costs. We also had an amount receivable from the DOE at March 31, 2011 of $1,552,528 of which $889,908 represented reimbursement for product qualification and testing costs incurred. The application of grant funds to eligible capital asset purchases under the Grant as of March 31, 2011 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machining and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

The application of Grant funds to eligible capital assets purchases under the Grant as of March 31, 2010 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	6,772,314	3,386,157	3,386,157
Machining and Equipment	470,936	235,468	235,468
	$ 8,139,638	4,069,819	4,069,819

Employee and Labor Relations

As of April 30, 2011, we had 80 total employees, of whom 79 are full-time employees. We have entered into employment contracts with four of our executive officers. Three of these contracts expire on August 22, 2012 and one expires on August 31, 2015. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Anyone seeking information about our business can receive copies of our FY2011 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at , select "Investor Relations" and "SEC Filings." Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2011	2010	2009

Net loss	$ 1,992,358	$ 4,140,872	$ 4,402,019

As of March 31, 2011 we had an accumulated deficit of $75,558,469.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2012 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the fiscal year ended March 31, 2011 was $1,992,358 versus a net loss for the fiscal years ended March 31, 2010 and 2009 of $4,140,872 and $4,402,019, respectively. At March 31, 2011, our cash and short-term investments totaled $24,211,275. We expect our losses to continue through at least March 31, 2012 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

We have a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. This Award is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. The reimbursement of qualified costs under the award is currently limited to $32.0 million. On or before July 13, 2011, we are required to provide to the DOE an updated total estimated cost of the project along with firm commitments to fund our 50 percent share of the total estimated cost of the project above the $32.0 million of matching funds we have previously received credit for. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the requirement in the award, we cannot assure that this requirement will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

CODA may not purchase from us all or any portion of the 20,000 systems provided for under its supply agreement.

We have executed a supply agreement with CODA that provides a framework for CODA, or its manufacturing partner, to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by CODA during the initial two-year term of the agreement. Under the terms of this agreement, CODA, or its manufacturing partner HaFei, will issue blanket purchase orders covering their annual purchase requirements and specifying the timing of delivery for such units, with a portion of the delivery schedule considered to be "firm" and noncancellable. We have not yet received a production purchase order under the CODA supply agreement. If CODA, or its manufacturing partner, does not purchase at least 15,000 units under the CODA supply agreement, CODA may be required to make specific payments to us. For example, if CODA is unsuccessful in the development of its electric automobile, CODA or HaFei would not be obligated to purchase electric propulsion systems from us, but CODA would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our costs in preparing to supply electric propulsion systems to CODA, the payments are substantially less than the amount we would receive for sales of systems under the supply agreement. In addition, CODA may not have adequate funds to make any such payments to us or may otherwise contest its obligation to pay, and as a result it is possible that we may never receive any such funds. CODA may also terminate the supply agreement for any number of reasons.

We may experience challenges in launching production of electric propulsion systems on the scale envisioned under the CODA supply agreement.

Although we have installed and qualified production lines, we have not ever produced electric propulsion systems on the scale necessary to fulfill our obligations under the CODA supply agreement. We also need to hire additional personnel as production volumes for CODA increase. We may encounter difficulties and challenges in ramping-up our operations. If we are unable to successfully increase our production volumes coincidence with CODA's delivery requirements we could breach our Supply Agreement. If any such difficulties are encountered during production launch it could have a material adverse effect on our financial condition and results of operations.

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

Neodymium, a rare earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. We currently source our magnets from China, and China has indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. To the extent that we buy magnets as a finished product from a Chinese supplier, these potential limitations on neodymium ore may not impact us. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities, or in a timely manner, to meet our production plans. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

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

Although our electric propulsion systems may be used in a wide variety of products, the market for electric and hybrid vehicles is fairly new. At the present time, batteries used to power electric motors have limited life and require several hours to charge, and charging stations for electric motors are not widely available. Electric and hybrid vehicles also tend to be priced higher than comparable gasoline-powered vehicles. As a result, consumers may experience concerns about driving range limitations, battery charging time and higher purchase costs of electric or hybrid automobiles. If consumer preferences shift to vehicles powered by other alternative methods, or if concerns about the availability of charging stations cannot be overcome, the market for all-electric cars, and therefore our electric propulsion systems, may be limited. In addition, our electric propulsion systems are incorporated in buses used for mass transit in several U.S. cities. If passenger traffic in these mass transit systems declines or government funding to transportation districts declines from current levels, demand for our products may also decrease.

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

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We are currently making substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to ramp up our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the automobile and light truck markets. Our sales of electric propulsion systems and generators in the automobile and light truck markets to date have consisted of limited quantities of preproduction evaluation and field test units. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2011 is set forth in the table below:

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

There were no matters submitted to a vote of security holders of the Company during the quarter ended March 31, 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE Amex, Chicago, Pacific Stock, Frankfurt, Berlin and Stuttgart Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the NYSE Amex Stock Exchange for the last two fiscal years are as follows:

2011	High	Low
Fourth Quarter	$3.83	$2.22
Third Quarter	$2.85	$1.89
Second Quarter	$4.19	$2.06
First Quarter	$4.64	$3.10

2010	High	Low
Fourth Quarter	$7.13	$3.46
Third Quarter	$7.45	$4.27
Second Quarter	$6.55	$2.30
First Quarter	$2.64	$1.42

On May 31, 2011 the closing price of our common stock, as reported on the NYSE Amex, was $2.62 per share and there were 652 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH2

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from 2007 through 2011:

	3/06	3/07	3/08	3/09	3/10	3/11

UQM Technologies, Inc.	100.00	91.54	37.64	36.53	93.76	66.37
S&P 500	100.00	111.83	106.15	65.72	98.43	113.83
S&P Electrical Components & Equipment	100.00	102.37	115.48	64.39	114.84	150.74

*$100 invested on 3/31/06 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

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

	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Years Ended March 31,
	2011	2010	2009	2008	2007

Contract services revenue	$ 608,204	$ 1,384,599	2,717,246	2,591,939	2,907,536
Product sales	$ 8,413,098	$ 7,307,354	6,011,065	4,916,383	3,745,658
Loss before other income
(expense)	$ (2,349,174)	$ (4,201,091)	(4,479,743)	(4,995,242)	(3,800,722)

Net loss	$ (1,992,358)	$ (4,140,872)	(4,402,019)	(4,586,105)	(3,431,357)

Net loss per common share -
basic and diluted	$ (0.06)	$ (0.13)	(0.17)	(0.18)	(0.14)

Total assets	$ 41,803,920	$ 42,682,573	12,422,832	16,402,546	14,012,607

Long-term obligations (1)	$ 1,316,372	$ 1,155,416	1,490,472	1,520,798	1,167,224

Cash dividend declared per
common share	$ -0-	-0-	-0-	-0-	-0-

(1) Includes current portion of long-term obligations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA, our ability to successfully expand our manufacturing facilities, and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed above in Part I, Item 1A. Risk Factors.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. During the fiscal year ended March 31, 2011 our product sales increased 15 percent to $8,413,098, driven primarily by an increase in demand for propulsion systems.

We have entered into a ten year Supply Agreement with CODA Automotive to supply UQM PowerPhase Pro® electric propulsion systems to CODA for their all-electric passenger automobile which is scheduled to be introduced in California later this calendar year. The CODA vehicle is propelled by a 100 kW UQM® PowerPhase Pro® electric propulsion system and is being sold for $32,400 after a $7,500 Federal tax credit and a $5,000 credit from the State of California. Powered by a 33.8 kWh lithium-ion battery, the vehicle is expected to have a range between charges of 90 to 120 miles depending on individual driving habits. CODA has also announced their plan to sell the vehicle in the State of Hawaii and in China.

We delivered pre-production systems to CODA for their demonstration and engineering vehicle fleets throughout FY 2011. Initial shipments of production systems under the supply agreement are expected to begin later this calendar year prior to the planned start of vehicle production in China in of the second half of CY2011. CODA has stated that it hopes to sell between 10,000 and 14,000 vehicles in the first year following introduction of the vehicle. If CODA achieves their sales objectives we expect our revenue from the sale of propulsion systems to CODA and our working capital requirements to increase materially.

We also have supply agreements with Proterra, Inc., a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International, a developer and manufacturer of all-electric medium-duty delivery trucks. During FY2011 we commenced shipments under both of these agreements.

Our electric propulsion systems are being used in several development vehicles including the Audi A1 e-tron all-electric car, the all-electric Saab 9-3 ePower and the Rolls Royce all-electric 102EX Phantom car. In addition to these programs, the company is supplying its electric propulsion systems and generators to numerous other international automakers and entrepreneurial automobile developers as part of their HEV, PHEV and EV vehicle development programs.

We also have a marketing collaboration with BorgWarner on electric powertrain products for all-electric and hybrid electric passenger automobiles. As a result of BorgWarner's global presence we expect this collaboration to continue to bring a higher level of visibility to our electric propulsion system products and result in additional business opportunities with automobile customers worldwide.

We have a $45.1 million Grant from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA") to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, Electric Vehicles International and other customers are eligible for reimbursement under the DOE program. We recorded reimbursements under the DOE Grant through March 31, 2011 for capital assets acquired of $8.0 million, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant during FY 2011 totaling $4.0 million which included costs incurred in the prior fiscal year of $1.5 million.

In July 2010 we relocated our operations to a newly acquired 129,304 square foot facility in Longmont, Colorado to support our expected growth in manufacturing operations. The facility, which includes approximately 30,000 square feet of office space, houses our engineering and headquarters staff in addition to the company's high volume motor and electronic manufacturing operations. We expect to list our former facility for sale later this summer.

Throughout the fiscal year we experienced broad demand for our electric propulsion systems and related products from a wide-range of customers worldwide. We believe that the increased demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market and the amount of government grants and loans available to encourage the development and introduction of clean vehicles. In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks. We expect to see further improvements in deliveries to these markets as the global economy continues to improve. In addition, we expect that demand for our electric propulsion system and generator products will remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.

Product sales revenue for the fiscal year ended March 31, 2011 increased 15.1 percent to $8,413,098 versus $7,307,354 last fiscal year. The increase is due to pre-production shipments to CODA, shipments to Audi for their fleet test program and stronger demand for electric propulsion systems and generators, generally.

Revenue from funded engineering activities for the fiscal year ended March 31, 2011 declined to $608,204 versus $1,384,599 last fiscal year. The decrease is primarily due to the allocation of otherwise billable engineering resources to support production launch activities for the CODA program and lower levels of funded development programs.

Gross profit margins on product sales for the fiscal year decreased to 27.6 percent versus 30.5 percent last fiscal year, due to lower margins on pre-production units for CODA. Gross profit contribution dollars decreased to $2,392,703 versus $2,717,133 last fiscal year.

Net loss for the fiscal year ended March 31, 2011 decreased to $1,992,358, or $0.06 per common share on consolidated total revenue of $9,021,302, versus a net loss of $4,140,872, or $0.13 per common share on consolidated total revenue of $8,691,953 for the previous fiscal year. The decrease in net loss is primarily attributable to reimbursements from the DOE for qualifying costs incurred in the prior fiscal year, a recovery from a bankruptcy proceeding and lower internally-funded research and development expenditures.

Our liquidity throughout the fiscal year was sufficient to meet our operating requirements. At March 31, 2011 we had cash and short-term investments totaling $24,211,275. Net cash used in operating activities and net capital expenditures for property and equipment for the fiscal year were $2,284,396 and $3,652,569 versus $2,428,007 and $5,636,172 last fiscal year.

As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. Should these expectations be realized, our existing cash and short-term investments may not be adequate to fund our anticipated growth and, as a result, we may need to raise additional capital. The decrease in working capital is primarily attributable to operating losses and higher levels of capital expenditures which were partially offset by higher levels of accounts receivables and inventories.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2011 were $24,211,275 and working capital (the excess of current assets over current liabilities) was $27,413,664 compared with $30,148,783 and $31,001,650, respectively, at March 31, 2010. The decrease in cash and short-term investments is primarily attributable to higher levels of accounts receivables, inventories and capital expenditures and reduced levels of accounts payable which were partially offset by lower operating losses and reduced levels of costs in excess of billings on uncompleted contracts. The decrease in working capital is primarily attributable to operating losses and higher levels of capital expenditures, which were partially offset by higher levels of accounts receivables and inventories.

Accounts receivable increased $1,831,416 to $3,527,054 at March 31, 2011 from $1,695,638 at March 31, 2010. The increase is primarily attributable to higher levels of billings under our DOE ARRA stimulus grant as of March 31, 2011. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are irrevocable letter of credit or cash payment in advance of delivery. No allowance for bad debts was deemed necessary at March 31, 2011 or 2010. In light of current economic conditions, however, we may need to establish an allowance for bad debts in the future.

Costs and estimated earnings on uncompleted contracts decreased to $126,775 at March 31, 2011 versus $680,746 at March 31, 2010. The decrease is due to improved billings on certain contracts in process at March 31, 2011 versus March 31, 2010. Estimated earnings on contracts in process decreased to $424,184 or 9.4 percent of contracts in process of $4,530,042 at March 31, 2011 compared to estimated earnings on contracts in process of $544,417 or 11.8 percent of contracts in process of $4,607,545 at March 31, 2010. The decrease in estimated margins on contracts in process is attributable to lower expected margin on certain contracts in process at March 31, 2011.

Inventories increased $922,115 to $2,213,441 at March 31, 2011 as compared to $1,291,326 at March 31, 2010 principally due to increased levels of raw materials and finished goods inventories. Raw materials and finished goods inventory increased $1,257,042 and $20,951, respectively; reflecting higher levels of inventories to meet CODA's pre-production product requirements and purchases of selected long lead-time components in anticipation of the launch of volume production for CODA. Work-in-process inventory decreased $355,878 reflecting reduced levels of lower volume product builds in process at March 31, 2011.

Prepaid expenses and other current assets increased to $367,154 at March 31, 2011 from $140,285 at March 31, 2010 primarily due to prepayments on raw material inventories at the end of the current fiscal year versus the prior fiscal year end.

We invested $7,388,288 for the acquisition of property and equipment during the fiscal year of which $3,735,719 was reimbursed under our DOE Grant. This compares to $9,210,789 last fiscal year of which 3,574,617 was reimbursed under our DOE Grant. The decrease in gross capital expenditures is primarily attributable to the purchase of a new headquarters and production facility during the prior fiscal year.

Patent costs decreased $33,532 to $264,091 at March 31, 2011 as compared to $297,623 at March 31, 2010 due to systematic amortization of patent issuance costs, which was partially offset by the costs associated with the filing and prosecuting of new patent applications.

Trademark costs decreased $4,487 to $118,331 at March 31, 2011 as compared to $122,818 at March 31, 2010 due to systematic amortization of trademark issuance costs.

Other assets decreased $420,620 to $223,364 at March 31, 2011 from $643,984 at March 31, 2010 due to lower levels of prepayments on capital equipment purchases at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable decreased $48,376 to $1,373,403 at March 31, 2011 from $1,421,779 at March 31, 2010, primarily due to lower levels of capital asset purchases and reduced outstanding construction draws associated with the renovation of our recently acquired facility at the end of the current fiscal year versus the prior fiscal year end.

Other current liabilities decreased $145,537 to $903,706 at March 31, 2011 from $1,049,243 at March 31, 2010. The decrease is primarily attributable to lower levels of customer deposits outstanding at March 31, 2011.

Short-term deferred compensation under executive employment agreements increased to $739,200 at March 31, 2011 versus $432,554 at March 31, 2010 primarily due to the accrual of a retirement payment to the Company's former chief executive officer.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $35,826 to $15,726 at March 31, 2011 from $51,552 at March 31, 2010 reflecting decreased levels of billings on certain engineering contracts in process at the end of the fiscal year ended March 31, 2011 in advance of the performance of the associated work versus the prior fiscal year.

Long-term deferred compensation under executive employment agreements decreased $145,690 to $577,172 at March 31, 2011 from $722,862 at March 31, 2010 reflecting the reclassification of a retirement payment to our former chief executive officer to short-term, partially offset by periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital increased to $362,133 and $113,391,049, respectively, at March 31, 2011 compared to $359,467 and $112,211,227 at March 31, 2010. The increase in common stock and additional paid-in capital was primarily attributable to share issuances under our employee stock purchase plan, equity incentive plan, and stock bonus plan.

Results of Operations

Operations for the fiscal year ended March 31, 2011, resulted in a net loss of $1,992,358, or $0.06 per common share, compared to a net loss of $4,140,872, or $0.13 per common share, and $4,402,019, or $0.17 per common share, for the fiscal years ended March 31, 2010 and 2009, respectively. The reduction in the current year net loss is primarily attributable to reimbursements from the DOE for qualifying costs incurred in the prior fiscal year, a recovery from a bankruptcy proceeding and lower internally-funded research and development expenditures.

Revenue from contract services decreased $776,395, or 56.1 percent, to $608,204 for the fiscal year ended March 31, 2011 versus $1,384,599 for the fiscal year ended March 31, 2010. The decrease is primarily attributable to the allocation of otherwise billable engineering resources to support production launch activities for the CODA program and lower levels of funded development programs. Revenue from contract services decreased to $1,384,599 for the fiscal year ended March 31, 2010 compared to $2,717,246 for the fiscal year ended March 31, 2009. The decrease is primarily attributable to lower levels of funded development programs and the application of engineering resources from the contract services group to support production engineering, low volume production and internally funded research and development activities.

Product sales this fiscal year increased 15.1 percent to $8,413,098 compared to $7,307,354 for the fiscal year ended March 31, 2010. Product sales for the fiscal year ended March 31, 2010 increased 21.6 percent to $7,307,354 compared to $6,011,065 for the fiscal year ended March 31, 2009. Power products segment revenue for the current fiscal year increased to $3,136,816 versus $2,455,776 for fiscal year ended March 31, 2010 primarily due to shipments of propulsion systems under the CODA, Proterra and EVI supply agreements and the fleet build program with Saab. Power products segment revenue for the year ended March 31, 2010 decreased to $2,455,776 compared to $3,272,377 for fiscal year ended March 31, 2009 due to decreased shipments of DC-to-DC converters and electric propulsion systems. Technology segment product revenue for this fiscal year increased $424,704, or 8.8 percent, to $5,276,282 compared to $4,851,578 for fiscal year ended March 31, 2010 due to increased shipments of PowerPhase Select® electric propulsion systems and shipments of propulsion systems under the fleet build program with Audi. Technology segment product revenue for the fiscal year ended March 31, 2010 increased 77.1 percent to $4,851,578 compared to $2,738,688 for fiscal year ended March 31, 2009 due to increased shipments of low volume electric propulsion systems.

Gross profit margins for the current fiscal year decreased to 26.5 percent compared to 31.3 percent for the fiscal year ended March 31, 2010. Gross profit margins for the fiscal year ended March 31, 2010 increased to 31.3 percent compared to 20.2 percent for the fiscal year ended March 31, 2009. Gross profit margins on contract services decreased to 11.0 percent this fiscal year compared to 35.5 percent for the fiscal year ended March 31, 2010 due to reduced overhead absorption and higher incurred costs than planned on certain engineering contracts in process. Gross profit margins on contract services increased to 35.5 percent for the fiscal year ended March 31, 2010 compared to 16.1 percent for the fiscal year ended March 31, 2009 due to improved pricing on certain engineering contracts in process during the fiscal year ended March 31, 2010. Gross profit margins on product sales this fiscal year decreased to 27.6 percent compared to 30.5 percent for fiscal 2010. The decrease is primarily due to lower margins on pre-production units shipped to CODA. Gross profit margins on product sales for the fiscal year ended March 31, 2010 increased to 30.5 percent compared to 22.1 percent for the fiscal year ended March 31, 2009. The improvement was primarily due to lower material costs and improved overhead absorption arising from higher production levels during the fiscal year ended March 31, 2010.

Research and development expenditures for the fiscal year ended March 31, 2011 were $292,865 compared to $576,341 and $593,209 for the fiscal years ended March 31, 2010 and 2009, respectively. The decrease in research and development expenditures for the fiscal year ended March 31, 2011 compared to the prior fiscal year was primarily due to reduced levels of internally funded programs. The decrease in research and development expenditures for fiscal 2010 versus fiscal 2009 was primarily due to reduced levels of internally funded programs.

Production engineering costs were $3,536,287 for the fiscal year ended March 31, 2011 versus $2,908,334 and $1,869,848 for the prior two fiscal years. The increase for the current fiscal year versus fiscal year 2010 is primarily attributable to the utilization of engineering resources from our contract services group, and expansion of the production engineering group and its activities in preparation for the launch of higher volume manufacturing operations for CODA. The increase for the fiscal year ended March 31, 2010 versus fiscal 2009 was primarily attributable to engineering activities associated with the design and installation of a new production cell for our PowerPhase Pro® propulsion motors and production design activities on our motor and controller products.

Reimbursement of costs under the DOE Grant were $3,988,655 versus zero for each of the two prior fiscal years. The increase is due to reimbursements of qualified product development and testing costs incurred during the fiscal year together with qualifying costs incurred last fiscal year subsequent to August 5, 2009 of $1,546,446 that were not eligible for recognition last fiscal year.

Selling, general and administrative expenses this fiscal year were $4,884,373 compared to $3,433,549 and $3,782,840 for the fiscal years ended March 31, 2010 and 2009, respectively. The increase for this fiscal year is primarily attributable to higher levels of annual cash and non-cash incentive compensation grants, costs arising from the recruitment and relocation of a new Chief Executive Officer and moving expenses associated with our relocation to a new facility. The decrease for fiscal 2010 versus fiscal 2009 is primarily attributable to lower levels of legal expenses.

Interest income increased to $91,342 for the current fiscal year compared to $64,916 and $198,947 for the fiscal years ended March 31, 2010 and 2009, respectively. The increase for fiscal 2011 versus fiscal 2010 is attributable to higher yields on invested balances due to a greater mix of investments with a longer period to maturity. The decrease for fiscal 2010 versus fiscal 2009 is attributable to lower invested balances and lower yields during the fiscal year ended March 31, 2010.

Interest expense was zero for the year ended March 31, 2011 compared to $15,697 and $33,387 for the fiscal years ended March 31, 2010 and 2009, respectively. The decrease this year is due to the payoff of the mortgage on the company's former facility during the fiscal year ended March 31, 2010. The decrease for fiscal 2010 versus fiscal 2009 is due to lower average mortgage borrowings outstanding throughout the fiscal year.

Other income for the fiscal year ended March 31, 2011 was $265,474 versus $11,000 and $1,533 for the fiscal years ended March 31, 2010 and 2009, respectively. The increase is attributable to a recovery received from a bankruptcy proceeding during the current fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2011 were adequate to meet operating needs. At March 31, 2011, we had cash and short-term investments of $24,211,275 and working capital (the excess of current assets over current liabilities) of $27,413,664 compared to $30,148,783 and $31,001,650 at March 31, 2010, respectively.

For the year ended March 31, 2011, net cash used in operating activities was $2,284,396 compared to net cash used in operating activities of $2,428,007 and $3,065,281 for the years ended March 31, 2010 and 2009, respectively. The decrease in cash used for the year ended March 31, 2011 is primarily attributable to lower operating losses, offset by higher levels of accounts receivable and inventories at the end of the fiscal year. The decrease in cash used in operating activities in fiscal 2010 versus fiscal 2009 is primarily attributable to lower operating losses, higher levels of accounts payable, partially offset by increased levels of accounts receivable.

Net cash provided by investing activities for the fiscal year ended March 31, 2011 was $475,688 compared to cash used in investing activities of $14,793,339 for the previous fiscal year and cash provided by investing activities of $2,620,118 for fiscal 2009, respectively. The increase this fiscal year is due to reimbursements received from the DOE under the Grant, higher levels of investment maturities and reduced levels of capital expenditures. The increase in net cash used in investing activities in fiscal year 2010 versus fiscal 2009 was primarily due to increased levels of short-term investments and higher levels of capital expenditures associated with the purchase of a new facility and the establishment of high volume manufacturing capability and capacity for the CODA vehicle launch.

Net cash used in financing activities was $52,140 for the fiscal year ended March 31, 2011 versus cash provided by financing activities of $32,458,947 and cash used in financing activities of $228,922 for the fiscal years ended March 31, 2010 and 2009, respectively. The decrease in fiscal 2011 versus fiscal 2010 and the increase in fiscal 2010 versus fiscal 2009 is primarily attributable to the completion of a follow-on public offering in the third quarter of fiscal 2010 which resulted in cash proceeds of $31,664,373.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest substantially greater financial resources during fiscal 2012 on the commercialization of our products in the automotive market, including a significant increase in human resources, and increased expenditures for equipment, tooling and facilities. These capital requirements may be substantially reduced by funding available under our DOE Grant which may reimburse us for 50 percent of qualified capital expenditures and for product qualification and testing costs. We expect our working capital requirements to increase substantially beginning several months prior to the introduction of the CODA all-electric passenger car in the California market later this calendar year and continuing thereafter. We believe we have sufficient cash resources to meet our requirements, including those we expect to arise from the launch of high volume production for CODA, for at least the next eighteen months.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, although it is possible that with higher than expected growth next year and beyond, our working capital requirements could consume a substantial portion of our cash reserves at March 31, 2011. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2011:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	3,058,571	3,058,571	-	-	-
Executive employment agreements (1)	1,316,372	739,200	490,600	-	86,572
Total	4,374,943	3,797,771	490,600	-	86,572

(1) Includes severance pay obligations under executive employment agreements contingently payable upon six months' notice by four officers of the company, but not annual cash compensation under the agreements.

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at March 31, 2011 and 2010 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses. During the fiscal years ended March 31, 2011, 2010 and 2009, we recorded inventory impairments of $10,160, $26,714 and $41,613, respectively.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2011 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

Fair Value Measurements and Asset Impairment

Some of our assets and liabilities may be subject to analysis as to whether the asset or liability should be marked to fair value and some assets may be evaluated for potential impairment in value. The determination of fair value for those assets that do not have quoted prices in active markets is highly judgmental. These estimates and judgments may include fair value determinations based upon the extrapolation of quoted prices for similar assets and liabilities in active or inactive markets, for observable items other than the asset or liability itself, for observable items by correlation or other statistical analysis, or from our assumptions about the assumptions market participants would use in valuing an asset or liability when no observable market data is available. Similarly, management evaluates both tangible and intangible assets for potential impairments in value. In conducting this evaluation, management may rely on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to value and discount cash flows may include assumptions about interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of asset impairment. Changes in any of the foregoing estimates and assumptions or a change in market conditions could result in a material change in the value of an asset or liability resulting in a material adverse change in our operating results.

New Accounting Pronouncements

In October 2010, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements, results of operations, or cash flows.

In October 2010, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements, results of operations, or cash flows.

In January 2011, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2011. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements, results of operations, or cash flows.

In May 2011, The FASB issued amendments to fair value measurement standards to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amended standards clarify the intent regarding the application of existing fair value measurements and disclosures, and change certain principles and requirements for measuring fair value or for disclosing information about fair value measurements. These new standards are required to be adopted in the fourth quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements.

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

Report of Independent Registered
Public Accounting Firm

Board of Directors and

Shareholders of UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries (collectively, the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UQM Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 1, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

June 1, 2011

Report of Independent Registered
Public Accounting Firm

Board of Directors and

Shareholders of UQM Technologies, Inc.

We have audited UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries' (collectively, the "Company") internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, UQM Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2011 and our report dated June 1, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

June 1, 2011

Consolidated Balance Sheets

	March 31, 2011	March 31, 2010
Assets

Current assets:
Cash and cash equivalents	$ 15,878,752	17,739,600
Short-term investments	8,332,523	12,409,183
Accounts receivable	3,527,054	1,695,638
Costs and estimated earnings in excess of billings on
uncompleted contracts	126,775	680,746
Inventories	2,213,441	1,291,326
Prepaid expenses and other current assets	367,154	140,285

Total current assets	30,445,699	33,956,778

Property and equipment, at cost:
Land	1,859,988	1,825,968
Building	6,822,850	5,402,176
Machinery and equipment	6,766,539	4,524,188
	15,449,377	11,752,332
Less accumulated depreciation	(4,696,942)	(4,090,962)

Net property and equipment	10,752,435	7,661,370

Patent costs, net of accumulated amortization
of $781,608 and $738,556	264,091	297,623

Trademark costs, net of accumulated amortization of $55,256 and $50,769	118,331	122,818

Other assets	223,364	643,984

Total assets	$ 41,803,920	42,682,573

		(Continued)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets, Continued

	March 31, 2011	March 31, 2010
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 1,373,403	1,421,779
Other current liabilities	903,706	1,049,243
Short-term deferred compensation under executive employment
agreements	739,200	432,554
Billings in excess of costs and estimated earnings on
uncompleted contracts	15,726	51,552

Total current liabilities	3,032,035	2,955,128

Long-term deferred compensation under executive employment agreements	577,172	722,862

Total liabilities	3,609,207	3,677,990

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,213,293 and 35,946,738 shares
issued and outstanding	362,133	359,467
Additional paid-in capital	113,391,049	112,211,227
Accumulated deficit	(75,558,469)	(73,566,111)

Total stockholders' equity	38,194,713	39,004,583

Total liabilities and stockholders' equity	$ 41,803,920	42,682,573

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Revenue:
Contract services	$ 608,204	1,384,599	2,717,246
Product sales	8,413,098	7,307,354	6,011,065
	9,021,302	8,691,953	8,728,311
Operating costs and expenses:
Costs of contract services	541,214	892,649	2,279,956
Costs of product sales	6,087,385	5,082,171	4,682,711
Research and development	292,865	576,341	593,209
Production engineering	3,536,287	2,908,334	1,869,848
Reimbursement of costs under DOE grant	(3,988,655)	-	-
Selling, general and administrative	4,884,373	3,433,549	3,782,840
Loss (gain) on disposal of assets	17,007	-	(510)
	11,370,476	12,893,044	13,208,054

Loss before other income (expense)	(2,349,174)	(4,201,091)	(4,479,743)

Other income (expense):
Interest income	91,342	64,916	198,947
Interest expense	-	(15,697)	(33,387)
Impairment of investment	-	-	(89,369)
Other	265,474	11,000	1,533
	356,816	60,219	77,724

Net loss	$ (1,992,358)	(4,140,872)	(4,402,019)

Net loss per common share-basic and diluted:	$(0.06)	(0.13)	(0.17)

Weighted average number of shares of common
stock outstanding - basic and diluted	36,070,364	30,720,368	26,651,130

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2008	26,526,737	$ 265,267	77,819,041	(65,023,220)	13,061,088

Issuance of common stock under
employee stock purchase plan	22,268	223	33,994	-	34,217
Purchase of treasury stock	(70,269)	(703)	(156,434)	-	(157,137)
Issuance of common stock under
stock bonus plan	248,958	2,490	(2,490)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,073,043	-	1,073,043

Net loss	-	-	-	(4,402,019)	(4,402,019)

Balances at March 31, 2009	26,727,694	267,277	78,767,154	(69,425,239)	9,609,192

Issuance of common stock in follow-on
offering, net of offering costs	8,625,000	86,250	31,578,123	-	31,664,373
Issuance of common stock under
employee stock purchase plan	61,362	613	106,000	-	106,613
Purchase of treasury stock	(38,750)	(388)	(159,787)	-	(160,175)
Issuance of common stock upon exercise
of employee options	374,349	3,743	1,081,120	-	1,084,863
Issuance of common stock upon exercise
of warrants	70,142	701	179,495	-	180,196
Issuance of common stock under
stock bonus plan	126,941	1,271	(1,271)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	660,393	-	660,393

Net loss	-	-	-	(4,140,872)	(4,140,872)

Balances at March 31, 2010	35,946,738	359,467	112,211,227	(73,566,111)	39,004,583

Issuance of common stock under
employee stock purchase plan	9,828	98	22,397	-	22,495
Purchase of treasury stock	(55,045)	(550)	(143,201)	-	(143,751)
Issuance of common stock upon exercise
of employee options	31,966	320	68,796	-	69,116
Issuance of common stock under
stock bonus plan	279,806	2,798	334,375	-	337,173
Compensation expense from
employee and director stock
option and common stock grants	-	-	897,455	-	897,455

Net loss	-	-	-	(1,992,358)	(1,992,358)

Balances at March 31, 2011	36,213,293	$ 362,133	113,391,049	(75,558,469)	38,194,713

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$ (1,992,358)	(4,140,872)	(4,402,019)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	864,572	603,095	546,843
Loss (gain) on disposal of assets	17,007	-	(510)
Impairment of investment	-	-	89,369
Impairment of inventories	10,160	26,714	41,613
Non-cash equity based compensation	1,234,628	660,393	1,073,043
Change in operating assets and liabilities:
Accounts receivable and costs and estimated
earnings in excess of billings on
uncompleted contracts	(1,139,033)	(816,187)	393,612
Inventories	(932,275)	(10,869)	(387,295)
Prepaid expenses and other current assets	(226,869)	(22,517)	1,879
Other assets	-	(9,037)	-
Accounts payable and other current liabilities	(245,358)	1,219,221	138,989
Billings in excess of costs and estimated
earnings on uncompleted contracts	(35,826)	(19,815)	(636,481)
Deferred compensation under executive
employment agreements	160,956	81,867	75,676
Net cash used in operating activities	(2,284,396)	(2,428,007)	(3,065,281)

Cash flows from investing activities:
Purchases of short-term investments	(20,435,612)	(12,412,670)	(4,456,949)
Maturities of short-term investments	24,570,973	3,295,154	7,665,721
Decrease (increase) in other long-term assets	1,412	(1,664)	(2,122)
Acquisition of property and equipment	(7,388,288)	(9,210,789)	(570,986)
Property and equipment reimbursements received
from DOE under grant	3,735,719	3,574,617	-
Increase in patent and trademark costs	(9,520)	(37,987)	(16,056)
Cash proceeds from sale of equipment	1,004	-	510
Net cash provided by (used in) investing activities	$ 475,688	(14,793,339)	2,620,118

See accompanying notes to consolidated financial statements.
			(Continued)

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Cash flows from financing activities:
Repayment of debt	$ -	(416,923)	(106,002)
Issuance of common stock in follow-on offering,
net of offering costs	-	31,664,373	-
Issuance of common stock upon exercise of
employee stock options	69,116	1,084,863	-
Purchase of treasury stock	(143,751)	(160,175)	(157,137)
Issuance of common stock upon exercise of warrants	-	180,196	-
Issuance of common stock under employee stock
purchase plan	22,495	106,613	34,217
Net cash provided by (used in) financing activities	(52,140)	32,458,947	(228,922)

Increase (decrease) in cash and cash equivalents	(1,860,848)	15,237,601	(674,085)

Cash and cash equivalents at beginning of year	17,739,600	2,501,999	3,176,084

Cash and cash equivalents at end of year	$ 15,878,752	17,739,600	2,501,999

Supplemental Cash Flow Information:
Interest paid in cash during the year	$ -	17,075	33,738

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIALS

(1)  Summary of Significant Accounting Policies

(a)   Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Longmont, Colorado. Our revenue is derived primarily from product sales to customers in the automotive, industrial, medical and aerospace markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability together with our partners, to commercialize our products and technology.

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

(d)   Investments

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed securities and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at three major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments as we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost.

The amortized cost and unrealized gain or loss of our investments were:

	March 31, 2011		March 31, 2010
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 795,451	(17,197)	4,994,624	576
Commercial paper, corporate and foreign bonds	7,227,820	(59,777)	1,656,875	(2,389)
Certificates of deposit	309,252	-	5,757,684	-
	8,332,523	(76,974)	12,409,183	(1,813)
Long-term investment:
Certificates of deposit (included in other assets)	-	-	58,701	-
	$ 8,332,523	(76,974)	12,467,884	(1,813)

The time to maturity of held-to-maturity securities were:

	March 31,
	2011	2010
Three to six months	$ 6,518,845	1,349,290
Six months to one year	1,813,678	11,059,893
Over one year	-	58,701
	$ 8,332,523	12,467,884

(e)   Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2011 and 2010, no allowance for uncollectible accounts receivable was deemed necessary. Accounts receivable are deemed to be past due when they have not been paid by their contractual due dates.

(f)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We charge directly to expense slow moving or obsolete inventory items during the period we assess the value of such inventory to be impaired. For the fiscal years ended March 31, 2011, 2010 and 2009, we impaired inventory of $10,160, $26,714 and $41,613, respectively.

(g)   Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with DOE Grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $817,033, $547,365 and $491,206, respectively.

(h)   Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $47,539, $55,730, and $55,637, respectively.

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

(j)   Product Warranties

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

(l)   Government Grants

The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.The Company records government grants receivable in the consolidated balance sheets in accounts receivable.

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

(o)   Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2011, 2010 and 2009, respectively, issued but not yet earned common shares of 62,199, 98,929, and 225,870 were being held in safekeeping by the Company. For the fiscal years 2011, 2010, and 2009, shares in the amount of 8,794, 26,260, and zero, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At March 31, 2011, 2010 and 2009, options to purchase 2,971,251, 2,637,875 and 2,995,214 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2011, 2010 and 2009, respectively, options for 1,032,297, 678,815, and 2,957,734 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options determined under the treasury stock method to acquire 363,356 shares, 612,807 shares and 3,554 shares of common stock for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

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

(r)   New Accounting Pronouncements

In October 2010, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2010, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2011, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2011. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements.

In May 2011, The FASB issued amendments to fair value measurement standards to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amended standards clarify the intent regarding the application of existing fair value measurements and disclosures, and change certain principles and requirements for measuring fair value or for disclosing information about fair value measurements. These new standards are required to be adopted in the fourth quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements.

(2)  Stock Based Compensation

Stock Option Plans

As of March 31, 2011 we had 643,654 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2011, we had 77,635 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of March 31, 2011 we had 496,779 shares of common stock available for issuance under the Stock Purchase Plan. During the years ended March 31, 2011, 2010 and 2009, respectively, 9,828, 61,362 and 22,268 shares of common stock were issued under the Stock Purchase Plan. Cash received by us upon the issuance of shares under the Stock Purchase Plan for the years ended March 31, 2011, 2010 and 2009, was $22,495, $106,613 and $34,217, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of March 31, 2011 there were 763,718 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 243,076, zero and 191,348 shares granted under the Stock Plan during the years ended March 31, 2011, 2010, and 2009, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Cost of contract services	$ 90,189	$ 84,331	$ 110,329
Cost of product sales	105,714	76,809	84,875
Research and development	15,892	29,606	37,903
Production engineering	100,802	103,669	128,553
Selling, general and administrative	922,031	365,978	711,383
	$ 1,234,628	$ 660,393	$ 1,073,043

Share-based compensation capitalized in inventories was insignificant as of March 31, 2011 and 2010.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2011, 2010 and 2009 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the Equity Incentive Plan as of March 31, 2011, 2010 and 2009, and changes during the years ended March 31, 2011, 2010 and 2009 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2011		March 31, 2010		March 31, 2009
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Option	Fair Value	Option	Fair Value	Option	Fair Value
Non-vested at April 1	338,747	$ 1.93	283,454	$ 1.40	337,888	$ 1.85
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	(10,000)	$ 2.10
Forfeited	(1,832)	$ 1.61	-	$ -	(2,000)	$ 1.61
Non-vested at June 30	336,915	$ 1.94	283,454	$ 1.40	325,888	$ 1.84
Granted	510,132	$ 1.37	-	$ -	381,615	$ 1.08
Vested	(297,594)	$ 1.21	(128,471)	$ 1.47	(72,588)	$ 1.69
Forfeited	-	$ -	(5,873)	$ 1.58	(1,500)	$ 1.61
Non-vested at September 30	549,453	$ 1.80	149,110	$ 1.35	633,415	$ 1.40
Granted	-	$ -	193,304	$ 2.38	-	$ -
Vested	(64,435)	$ 2.38	-	$ -	(346,294)	$ 1.39
Forfeited	(7,119)	$ 1.58	-	$ -	-	$ -
Non-vested at December 31	477,899	$ 1.73	342,414	$ 1.93	287,121	$ 1.41
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	(3,667)	$ 1.78	(3,667)	$ 1.78
Forfeited	(1,965)	$ 1.45	-	$ -	-	$ -
Non-vested at March 31	475,934	$ 1.73	338,747	$ 1.93	283,454	$ 1.40

As of March 31, 2011, there was $485,145 of total unrecognized compensation cost related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 24 months. The total fair value of stock options that vested during the years ended March 31, 2011, 2010 and 2009 was $512,720, $194,945 and $633,106, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2011, 2010 and 2009, and changes during the years ended March 31, 2011, 2010 and 2009 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2011		March 31, 2010		March 31, 2009
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	98,929	$ 2.97	225,870	$ 3.08	283,480	$ 3.34
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at June 30	98,929	$ 2.97	225,870	$ 3.08	283,480	$ 3.34
Granted	235,173	$ 2.51	-	$ -	191,348	$ 2.18
Vested	(139,767)	$ 2.57	(45,342)	$ 3.20	(184,692)	$ 2.43
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at September 30	194,335	$ 2.70	180,528	$ 3.05	290,136	$ 3.15
Granted	7,903	$ 1.92	-	$ -	-	$ -
Vested	(140,039)	$ 2.74	(81,599)	$ 3.14	(64,266)	$ 3.40
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at December 31	62,199	$ 2.50	98,929	$ 2.97	225,870	$ 3.08
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at March 31	62,199	$ 2.50	98,929	$ 2.97	225,870	$ 3.08

As of March 31, 2011 there was $100,372 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 21 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the years ended March 31, 2011, 2010 and 2009 was $743,454, $401,384, and $667,384, respectively.

During the years ended March 31, 2011, 2010 and 2009 options to acquire 629,965, 246,840, and 550,358 shares of common stock, respectively, were granted under our Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2011, 2010 and 2009, were based on estimates at the date of grant as follows:

Year Ended March 31,
	2011	2010	2009
Weighted average estimated
fair value of grant	$ 1.33 Per option	$ 2.35 Per option	$ 2.19 Per option
Expected life (in years)	4.1 years	3.2 years	3.4 years
Risk free interest rate	1.56%	2.18%	3.20%
Expected volatility	73.46%	75.89%	60.56%
Expected dividend yield	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. Options granted to members of the board of directors and executives on July 23, 2009 with option terms of less than ten years utilize the simplified calculation of expected life described by SAB 107 because we do not have sufficient historical experience for option grants with option terms of less than ten years. The expected life of all other options granted are based on historical experience.

Additional information with respect to stock option activity during the year ended March 31, 2011 under our Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155
Granted	-	$ -
Exercised	(1,000)	$ 3.57		$ 600
Forfeited	(3,166)	$ 3.57

Outstanding at June 30, 2010	2,372,909	$ 3.45	3.7 years	$ 1,264,435
Granted	510,132	$ 2.52
Exercised	-	$ -		$ -
Forfeited	(6,334)	$ 3.59

Outstanding at September 30, 2010	2,876,707	$ 3.28	4.0 years	$ 328,687
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(7,119)	$ 2.37

Outstanding at December 31, 2010	2,869,588	$ 3.29	3.7 years	$ 74,736
Granted	-	$ -
Exercised	(30,966)	$ 2.12		$ 35,590
Forfeited	(208,131)	$ 7.07

Outstanding at March 31, 2011	2,630,491	$ 3.00	3.7 years	$ 959,001

Exercisable at March 31, 2011	2,154,557	$ 2.99	3.2 years	$ 759,243

Vested and expected to vest at March 31, 2011	2,612,913	$ 3.00	3.7 years	$ 950,395

Additional information with respect to stock option activity during the year ended March 31, 2010 under our incentive and non-qualified stock option plans is as follows:

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

Additional information with respect to stock option activity during the year ended March 31, 2009 under our incentive and non-qualified stock option plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2008	2,543,306	$ 3.94	5.2 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(2,000)	$ 3.57

Outstanding at June 30, 2008	2,541,306	$ 3.94	5.0 years	$ 3,060
Granted	381,615	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(1,500)	$ 3.57

Outstanding at September 30, 2008	2,921,421	$ 3.71	4.9 years	$ 584,914
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at December 31, 2008	2,921,421	$ 3.71	4.6 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(180,606)	$ 4.38

Outstanding at March 31, 2009	2,740,815	$ 3.66	4.7 years	$ -

Exercisable at March 31, 2009	2,457,361	$ 3.78	4.5 years	$ -

Vested and expected to vest at March 31, 2009	2,726,859	$ 3.67	4.6 years	$ -

Additional information with respect to stock option activity during the year ended March 31, 2011 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2010	256,653	$ 3.15	2.6 years	$ 303,651
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(977)	$ 7.63

Outstanding at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003
Granted	100,136	$ 2.63
Exercised	-	$ -		$ -
Forfeited	(24,039)	$ 3.57

Outstanding at September 30, 2010	331,773	$ 2.96	3.3 years	$ 45,771
Granted	19,697	$ 1.92
Exercised	-	$ -		$ -
Forfeited	(21,684)	$ 3.40

Outstanding at December 31, 2010	329,786	$ 2.86	3.4 years	$ 14,384
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at March 31, 2011	329,786	$ 2.86	3.1 years	$ 129,642

Exercisable at March 31, 2011	329,786	$ 2.86	3.1 years	$ 129,642

Vested and expected to vest at March 31, 2011	329,786	$ 2.86	3.1 years	$ 129,642

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

Additional information with respect to stock option activity during the year ended March 31, 2009 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2008	131,644	$ 3.33	2.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2008	131,644	$ 3.33	2.4 years	$ 1,736
Granted	109,302	$ 2.18
Exercised	-	$ -		$ -
Forfeited	(18,027)	$ 3.22

Outstanding at September 30, 2008	222,919	$ 2.77	3.2 years	$ 71,345
Granted	59,441	$ 3.39
Exercised	-	$ -		$ -
Forfeited	(59,441)	$ 3.39

Outstanding at December 31, 2008	222,919	$ 2.77	3.0 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at March 31, 2009	222,919	$ 2.77	2.7 years	$ -

Exercisable at March 31, 2009	222,919	$ 2.77	2.7 years	$ -

Vested and expected to vest at March 31, 2009	222,919	$ 2.77	2.7 years	$ -

Cash received by us upon the exercise of stock options for the years ended March 31, 2011, 2010 and 2009 was $69,116, $1,084,863 and zero, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2011, the estimated period to complete contracts in process ranged from one to three months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:

	March 31, 2011	March 31, 2010

Costs incurred on uncompleted contracts	$ 4,105,858	4,063,128
Estimated earnings	424,184	544,417
	4,530,042	4,607,545
Less billings to date	(4,418,993)	(3,978,351)
	$ 111,049	629,194

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 126,775	680,746
Billings in excess of costs and estimated earnings on
uncompleted contracts	(15,726)	(51,552)
	$ 111,049	629,194

(4)  Inventories

Inventories consist of:

	March 31, 2011	March 31, 2010

Raw materials	$ 1,769,614	512,572
Work-in-process	388,647	744,525
Finished products	55,180	34,229
	$ 2,213,441	1,291,326

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value. For the fiscal years ended March 31, 2011, 2010 and 2009, we impaired obsolete inventory with a carrying value of $10,160, $26,714 and $41,613, respectively.

(5)  Government Grants

We have a $45,145,534 grant with the DOE under the Stimulus Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Funding for qualifying project costs incurred is initially limited to $32.0 million until we provide the DOE with an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project no later than July 13, 2011. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE. In the event we do not satisfy the foregoing contingency, the Grant may be terminated. In addition, the Grant may be terminated at any time at the convenience of the government.

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

In September 2010 we recognized reimbursements of $1,546,446 for certain engineering costs incurred from August 5, 2009, through March 31, 2010 upon the satisfaction of certain conditions contained in the Grant.

At March 31, 2011 we had received reimbursements from the DOE under the Grant totaling $10,409,083 of which $7,310,336 was for capital assets and $3,098,747 was reimbursements of product qualification and testing costs. We also had an amount receivable from the DOE at March 31, 2011 of $1,552,528 of which $662,620 represented reimbursement of capital asset purchases and $889,908 was reimbursements for product qualification and testing costs incurred.

The application of grant funds to eligible capital asset purchases under the DOE Grant as of March 31, 2011 and 2010 are as follows:

	March 31, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

	March 31, 2010
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	6,772,314	3,386,157	3,386,157
Machinery and Equipment	470,936	235,468	235,468
	$ 8,139,638	4,069,819	4,069,819

(6)  Patents and Trademarks

Patents owned by the Company, had a gross carrying amount of $1,045,699 and $1,036,179, accumulated amortization of $781,608 and $738,556, and a net carrying amount of $264,091 and $297,623, at March 31, 2011 and 2010, respectively. Trademarks owned by the Company had a gross carrying amount of $173,587 and $173,587, accumulated amortization of $55,256 and $50,769, and a net carrying value of $118,331 and $122,818 at March 31, 2011 and 2010, respectively. Amortization expense for the years ended March 31, 2011, 2010 and 2009, was $47,539, $55,730, and $55,637, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2012	$ 35,134	4,487
2013	35,330	4,487
2014	31,189	4,487
2015	22,466	4,487
2016	17,501	4,487
Thereafter	122,471	95,896
	$ 264,091	118,331

(7)  Other Current Liabilities

Other current liabilities consist of:

	March 31, 2011	March 31, 2010

Accrued payroll and employee benefits	$ 193,670	175,579
Accrued personal property and real estate taxes	223,714	354,807
Accrued warranty costs	89,463	75,903
Unearned revenue	219,751	356,596
Accrued royalties	71,398	34,515
Construction retainage	97,756	-
Other	7,954	51,843
	$ 903,706	1,049,243

(8)  Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009

Computed "expected" tax benefit	$ (677,402)	(1,407,897)	(1,497,208)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	1,035,833	447,958	1,450,222
Adjustment to deferred tax assets and liabilities
for prior period corrections	-	-	-
Increase (decrease) in valuation allowance for
net deferred tax assets	(530,092)	812,511	(67,423)
Other, net	171,661	147,428	114,409

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2011	March 31, 2010

Deferred tax assets:
Research and development credit carry-forwards	$ 48,517	63,609
Net operating loss carry-forwards	19,785,422	20,766,816
Deferred compensation	505,919	446,441
Property and equipment	284,071	354,290
Intangible assets	41,413	26,529
Stock compensation	875,329	482,173
Other	153,319	84,224
Total deferred tax assets	21,693,990	22,224,082

Deferred tax liabilities:
Intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	21,693,990	22,224,082

Less valuation allowance	(21,693,990)	(22,224,082)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2011 we had net operating loss carry-forwards (NOL) of approximately $58.6 million for U.S. income tax purposes that expire in varying amounts through 2031. Approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $21.7 million and $22.2 million at March 31, 2011 and 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

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

(9)  Stockholders' Equity

In October 2009 we completed a follow-on offering of 8,625,000 shares of our common stock. Cash proceeds, net of offering costs, were $31,664,373.

(10)   Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from CODA Automotive totaled $1,301,224, $573,250 and $22,850 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, which was 14 percent, 7 percent and nil of consolidated total revenue, respectively. Revenue from Quantum Fuel Systems Technologies Worldwide Inc. totaled $12,000, $13,115, and $1,360,909 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, which was nil, nil, and 16 percent of consolidated total revenue, respectively.

Trade accounts receivable from CODA Automotive were 16 percent and 3 percent of consolidated total accounts receivable as of March 31, 2011 and 2010, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $832,320 and $350,425 as of March 31, 2011 and 2010. Trade accounts receivable from Quantum Fuel Systems Technologies Worldwide Inc. were nil and 3 percent of consolidated total accounts receivable as of March 31, 2011 and 2010, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and zero as of March 31, 2011 and 2010.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $1,112,307, $2,488,321, and $1,989,872 for the years ended March 31, 2011, 2010 and 2009, respectively, which was 12 percent, 29 percent, and 23 percent of total consolidated revenue, respectively. Accounts receivable from government-funded contracts represented 49 percent and 8 percent of total accounts receivable as of March 31, 2011 and 2010, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $792,508, $1,807,063, and $434,181 which represented 9 percent, 21 percent, and 5 percent of our consolidated total revenue for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. This customer also represented nil and 8 percent of total accounts receivable at March 31, 2011 and 2010, respectively. Inventories consisting of raw materials, work-in-process and finished goods for AM General LLC totaled zero and $165,013 at March 31, 2011 and 2010, respectively.

(11)  Fair Value of Financial Instruments

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

(12)  Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred Compensation under
executive employment agreements (1)	$ 1,316,372	-	-	1,316,372

Note (1) $739,200 included in current liabilities and $577,172 included in long term liabilities on our consolidated balance sheet as of March 31, 2011.

Liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred Compensation under
executive employment agreements (1)	$ 1,155,416	-	-	$ 1,155,416

Note (1) $432,554 included in current liabilities and $722,862 included in long term liabilities on our consolidated balance sheet as of March 31, 2010.

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements (see also note 15). The value of the Level 3 liability in the foregoing table was determined under the income approach, using inputs that are both unobservable and significant to the value of the obligation including changes in the Company's credit worthiness and changes in interest rates.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for the
Fiscal Year Ended
	March 31, 2011	March 31, 2010
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of fiscal year	$ 1,155,416	1,073,549
Total gains or losses (realized and unrealized):
Included in earnings	160,956	81,867
Included in other comprehensive income	-	-
Purchases, sales, issuances, and settlements, net	-	-
Transfers in (out) of Level 3	-	-
Balance at the end of fiscal year	$ 1,316,372	$ 1,155,416

Loss for the period included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 160,956	$ 81,867

(13)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants' contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $96,074, $84,262, and $82,355, for the years ended March 31, 2011, 2010, and 2009, respectively.

(14)  Segments

At March 31, 2011, we had two reportable segments: technology and power products. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different business strategies. The technology segment encompasses our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompasses the manufacture and sale of permanent magnet motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense are allocated to our segments annually based on factors established at the beginning of each fiscal year. The percentage allocated to the technology segment and power products segment for the fiscal year ended March 31, 2011 was 76 percent and 24 percent, respectively. The percentage allocated to the technology segment and power products segment for the fiscal years ended March 31, 2010, and 2009 were 82 percent and 18 percent, and 76 percent and 24 percent, in each year, respectively. Intersegment sales or transfers, which were eliminated upon consolidation, were $767,935, $522,925, and $970,277 for the years ended March 31, 2011, 2010, and 2009, respectively.

The technology segment leased office, production and laboratory space in a building owned by the power products segment, based on a negotiated rate for the square footage occupied. The technology and power products segments leased office, production and laboratory space from another wholly-owned subsidiary of the Company, based on a negotiated rate for the square footage occupied. Intercompany lease payments for the technology segment, were $298,593, $183,600, and $174,000 for the years ended March 31, 2011, 2010, and 2009, respectively, and were eliminated upon consolidation. Intercompany lease payments for the power products segment were $383,319 for the year ended March 31, 2011 and were eliminated upon consolidation.

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2011:

		Power
	Technology	Products	Total

Revenue	$ 5,884,486	3,136,816	9,021,302
Interest income	$ 89,343	1,999	91,342
Interest expense	$ -	-	-
Depreciation and amortization	$ (462,312)	(402,260)	(864,572)
Impairment of inventories	$ (3,924)	(6,236)	(10,160)
Segment loss	$ (1,015,085)	(977,273)	(1,992,358)
Total assets	$ 29,474,989	12,328,931	41,803,920
Expenditures for long-lived segment assets	$ (1,297,816)	(6,099,992)	(7,397,808)

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2010:

		Power
	Technology	Products	Total

Revenue	$ 6,236,177	2,455,776	8,691,953
Interest income	$ 62,141	2,775	64,916
Interest expense	$ -	(15,697)	(15,697)
Depreciation and amortization	$ (389,725)	(213,370)	(603,095)
Impairment of inventories	$ (26,714)	-	(26,714)
Segment loss	$ (3,681,599)	(459,273)	(4,140,872)
Total assets	$ 34,214,998	8,467,575	42,682,573
Expenditures for long-lived segment assets	$ (718,040)	(8,530,736)	(9,248,776)

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

(15) Commitments and Contingencies

Employment Agreements

The Company has entered into Employment Agreements with Messrs. Ridenour, French, Burton and Lutz. Mr. Ridenour has agreed to serve in his present capacity for a five year term expiring on August 31, 2015. Messrs. French, Burton and Lutz have agreed to serve in their present capacity for a term expiring on August 22, 2012. Pursuant to the Employment Agreements, Messrs. Ridenour, French, Burton and Lutz shall receive an annual base salary of $390,000, $245,300, $221,000 and $191,000, respectively. Each executive also receives an automobile allowance and may receive bonuses, stock awards and stock options.

Mr. Ridenour's employment agreement provides that if employment is terminated by the Company or the executive without cause during or after the term of the agreement, Mr. Ridenour shall receive the greater of one year base pay or two months of base pay for each year of service as an officer. If Mr. Ridenour voluntarily terminates his employment and provides at least six months notice, he shall receive six months base pay. If the executive does not provide at least six months notice, he shall receive two months base salary, unless the company is in default under the agreement, which shall be considered termination by the Company without cause. If the executive provides at least six months notice of his voluntary retirement after attaining 60 years of age, executive shall receive a total payment consisting of two months base pay for each year of service as an officer up to a maximum total payment of 24 months base pay.

Mr. French's Employment Agreements provides that if employment is terminated by the Company or the executive without cause during or after the term of the agreement upon attaining twenty years of service as an officer, or upon retirement after attaining age 62 1/2, the officer shall receive 24 months base salary. If the officer voluntarily terminates his employment after attaining twenty years of service as an officer and provides at least six months notice, he shall receive one month of base pay for each year of service as an officer up to a maximum payment of 24 months base pay. If the executive has less than twenty years of service or does not provide at least six months notice, he shall receive three months base salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause.

Messrs. Burton and Lutz's Employment Agreements provide that if employment is terminated by the Company or the executive without cause during or after the term of the agreement, the officer shall receive the greater of six months base pay or one month of base pay for each year of service as an officer. If the officer voluntarily terminates his employment and provides at least six months notice, he shall receive six months base pay. If the executive does not provide at least six months notice, he shall receive two months base salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause. If the Executive provides at least six months notice of his voluntary retirement after attaining 62 1/2 years of age, executive shall receive a total payment consisting of one month of base pay for each year of service as an officer plus six months of base pay, up to a maximum total payment of 24 months base pay.

Messrs. Ridenour, French, Burton and Lutz's Employment Agreements provide that upon termination by the Company following a hostile change of control of the Company, the officer shall receive twice the payment due on a termination by the Company. If an officer dies during employment, his estate shall receive three months base pay. If the officer elects to retire at 60 years of age in the case of Mr. Ridenour, or in the cases of Messrs. French, Burton, and Lutz at 62 1/2 years of age, or upon attaining 20 years of service with the Company, the officer shall be entitled to continue to participate in the Company's group health insurance plan (at the same cost as employees) until attaining age 65.

The employment agreements further provide that the Company shall maintain at its expense, life insurance coverage on Messrs. Ridenour, French, Burton and Lutz payable to their designees in an amount equal to three times the annual compensation payable to each executive.

The aggregate future base salary payable to these four executive officers under the Employment Agreements over their remaining terms is $2,653,675. The Company has recorded a liability of $577,172 representing the potential future compensation payable to Messrs. Ridenour, French, Burton and Lutz under the retirement and voluntary termination provisions of their Employment Agreements. In addition, the Company has recorded a retirement payment liability of $739,200 to the Company's former CEO which is payable on May 31, 2011.

Lease Commitments

At March 31, 2011 there were no operating leases with initial non-cancelable terms in excess of one year.

Rental expense for the years ended March 31, 2011, 2010 and 2009, respectively, was $30,938, $62,827, and $59,648.

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

(16)  Interim Financial Data (Unaudited)
	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2011
Sales	$ 2,555,324	2,027,558	2,090,474	2,347,946
Gross profit	$ 964,072	226,609	439,834	762,188
Net loss	$ (486,870)	(377,793)	(932,520)	(195,175)

Net loss per common share basic and diluted:	$(0.01)	(0.01)	(0.03)	(0.01)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2010
Sales	$ 2,129,319	2,270,542	2,007,214	2,284,878
Gross profit	$ 604,161	817,816	642,391	652,765
Net loss	$ (629,116)	(496,037)	(1,984,469)	(1,031,250)

Net loss per common share basic and diluted:	$(0.02)	(0.02)	(0.06)	(0.03)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2009
Sales	$ 1,793,355	2,277,331	2,873,595	1,784,030
Gross profit	$ 194,260	415,114	863,560	292,710
Net loss	$ (999,715)	(1,538,111)	(764,101)	(1,100,092)

Net loss per common share basic and diluted:	$(0.04)	(0.06)	(0.03)	(0.04)

(17)  Valuation and Qualifying Accounts
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
	of Year	Expenses	Accounts	Deductions	of Year

Year ended March 31, 2011
Not deducted from asset accounts:
Accrued warranty cost	$ 75,903	142,598	-	129,038 (A)	89,463

Year ended March 31, 2010
Not deducted from asset accounts:
Accrued warranty cost	$ 84,445	158,723	-	167,265 (A)	75,903

Year ended March 31, 2009
Not deducted from asset accounts:
Accrued warranty cost	$ 117,645	121,776	-	154,976 (A)	84,445

Note (A) Represents actual warranty payments for units returned under warranty.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2011, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2011, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 1, 2011

/s/ ERIC R. RIDENOUR	/s/ DONALD A. FRENCH
Eric R. Ridenour	Donald A. French
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On May 26, 2011, the compensation and benefits committee of the Company's Board of Directors completed its annual review of the Company's executive compensation.  The Company's Board of Directors reviewed the committee's recommendations, and approved the following changes in base salary for each of the following named executive officers:

Amendment to the Employment Agreement of Eric R. Ridenour - The Company's President and Chief Executive Officer, Eric R. Ridenour, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 2010 as Exhibit 10.1. The Board of Directors approved an increase in Mr. Ridenour's annual base salary to $425,000 effective May 15, 2011.  Mr. Ridenour, will continue to receive an auto allowance of $9,600 per year.

Amendment to Employment Agreement of Donald A. French - The Company's Secretary, Treasurer and Chief Financial Officer, Donald A. French, was a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated August 18, 2010 as Exhibit 10.1.    The Board of Directors approved an increase in Mr. French's annual base salary to $255,000 effective May 15, 2011.  Mr. French, will continue to receive an auto allowance of $9,600 per year.

Amendment to Employment Agreement of Ronald M. Burton - The Company's Senior Vice President of Operations, Ronald M. Burton, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated August 18, 2010, as Exhibit 10.2.    The Board of Directors approved an increase in Mr. Burton's annual base salary to $228,000 effective May 15, 2011.  Mr. Burton, will continue to receive an auto allowance of $9,600 per year.

Amendment to Employment Agreement of Jon Lutz - The Company's Vice President of Engineering, Jon Lutz, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated August 18, 2010 as Exhibit 10.3.    The Board of Directors approved an increase in Mr. Lutz's annual base salary to $199,000 effective May 15, 2011. Mr. Lutz, will continue to receive an auto allowance of $9,600 per year.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 3, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2011" and "Aggregate Option Exercises During Fiscal Year 2011 and Option Values at the End of Fiscal Year 2011 in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 3, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 3, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 3, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held August 3, 2011.

PART IV
ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2011 and March 31, 2010.

Consolidated Statements of Operations for the Years Ended March 31, 2011, 2010, and 2009.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended March 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 17 to the Consolidated Financial Statements above.

	3.	Reports on Form 8-K

Report regarding the Amendment of the Bylaws of the Company filed February 14, 2011.

Report regarding the Amendment of a Restricted Stock Agreement between the Company and Mr. Ridenour filed October 22, 2010.

Report regarding the Completion of a Market Issuance Sales Agreement between the Company and Stifel Nicolas Company Incorporated filed September 16, 2010.

Report regarding modification number three of the Assistance Agreement with the DOE filed August 26, 2010.

Report regarding modification number four of the Assistance Agreement with the DOE filed September 9, 2010.

Report regarding the completion of an Employment Agreement between the Company and Mr. Ridenour filed August 24, 2010.

Report regarding an Amendment to the Employment Agreements between the Company and Messrs. Rankin, French, Burton and Lutz filed August 18, 2010.

Report regarding voting results for the Company's Annual Meeting of Shareholders held August 4, 2010 filed August 8, 2010.

Report regarding Modification Number Two of the Assistance Agreement with the DOE filed on June 28, 2011

Report regarding Modification Number One of the Assistance Agreement with the DOE filed on May 17, 2011.

(b)		Exhibits :

3.1		Bylaws. Reference is made to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 0-9146), which is incorporated herein by reference.

3.2		Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended October 31, 1993 (No. 0-9146), which is incorporated herein by reference.
3.3		Amendment to the Bylaws. Reference is made to Exhibit 3.1 of our current report on Form 8-K filed February 14, 2011.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 0-9146), which is incorporated herein by reference.

10.1

UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-164705) filed on February 5, 2011, which is incorporated herein by reference.

10.2

UQM Technologies, Inc. Stock Option Plan for Non-Employee Directors. Reference is made to Exhibit 10.39 of the Company's Annual Report on Form 10-K (No. 0-9146) for the year ended October 31, 1993, which is incorporated herein by reference.

10.3		UQM Technologies, Inc. Amended 2002 Equity Incentive Plan. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.4		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.5		Form of Incentive Stock Option Agreement. Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.6		Form of Non-Qualified Stock Option Agreement. Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.7		Form of Restricted Stock Agreement. Reference is made to Exhibit 10.8 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.8		Employment Agreement with William G. Rankin dated May 5, 2009. Reference is made to Exhibit 10.9 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.9		Employment Agreement with Donald A. French dated May 5, 2009. Reference is made to Exhibit 10.10 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.10

Employment Agreement with Ronald M. Burton dated September 17, 2007. Reference is made to Exhibit 10.11 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.11		Employment Agreement with Jon Lutz dated September 17, 2007. Reference is made to Exhibit 10.12 of our Annual Report on Form 10-K filed on May 22, 2009, which is incorporated herein by reference.

10.12		Form of Indemnification Agreement. Reference is made to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869), which is incorporated herein by reference.

10.13

Sale – Purchase Agreement between the Company and Holden Properties Colorado II, LLC. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on December 15, 2010 (No. 0-9146), which is incorporated herein by reference.

10.14

First Amendment to Sale – Purchase Agreement between the Company and Holden Properties Colorado II, LLC. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on December 15, 2010 (No. 0-9146), which is incorporated herein by reference.

10.15

Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on January 20, 2011 (No. 0-9146), which is incorporated herein by reference.

10.16

Modification Number One to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 17, 2011 (No. 0-9146), which is incorporated herein by reference.

10.17		Modification Number Two to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed on June 28, 2010.

10.18		Amendment to the Employment Agreement with Donald A. French dated August 13, 2010. Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed on August 18, 2011.

10.19		Amendment to the Employment Agreement with Ronald M. Burton dated August 13, 2010. Reference is made to Exhibit 10.2 to our current report on Form 8-K, filed on August 18, 2011.

10.20		Amendment to the Employment Agreement with Jon Lutz dated August 13, 2010. Reference is made to Exhibit 10.3 to our current report on Form 8-K, filed on August 18, 2011.

10.21		Employment Agreement with Eric R. Ridenour dated August 3, 2010. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed August 24, 2010.

10.22		Modification Number Three to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed August 26, 2010.

10.23		Modification Number Four to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed September 9, 2010.

10.24

At Market Issuance Sales Agreement between the Company and Stifel Nicolaus & Company Incorporated dated September 15, 2010. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed September 16, 2010.

10.25		Amended Restricted Stock Agreement with Mr. Ridenour dated October 20, 2010. Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed October 22, 2010.

21.1		Subsidiaries of the Company.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 1st day of June, 2011.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ ERIC R. RIDENOUR
Eric R. Ridenour
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/WILLIAM G. RANKIN William G. Rankin	Chairman of the Board of Directors	May 31, 2011
/s/ERIC R. RIDENOUR Eric R. Ridenour	President and Chief Executive Officer	June 1, 2011
/s/DONALD A. FRENCH Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	June 1, 2011
/s/STEPHEN J. ROY Stephen J. Roy	Director	May 31, 2011
/s/JEROME H. GRANRUD Jerome H. Granrud	Director	May 31, 2011
/s/DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Director	May 31, 2011
/s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	May 31, 2011