Form 10-Q
period 2011-06-30
UQM TECHNOLOGIES INC
filed 2011-08-01
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Yes    X    No          Not Applicable        .

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at July 29, 2011 was 36,290,810.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOC

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

TOC
	June 30, 2011	March 31, 2011
Assets

Current assets:
Cash and cash equivalents	$ 10,931,974	15,878,752
Short-term investments	10,591,135	8,332,523
Accounts receivable	2,967,690	3,527,054
Costs and estimated earnings in excess of billings on
uncompleted contracts	179,667	126,775
Inventories	2,999,933	2,213,441
Facility held for sale	1,621,257	-
Prepaid expenses and other current assets	494,462	367,154

Total current assets	29,786,118	30,445,699

Property and equipment, at cost:
Land	1,683,330	1,859,988
Building	4,445,348	6,822,850
Machinery and equipment	7,032,133	6,766,539
	13,160,811	15,449,377
Less accumulated depreciation	(3,959,592)	(4,696,942)

Net property and equipment	9,201,219	10,752,435

Patent costs, net of accumulated amortization
of $790,574 and $781,608	259,181	264,091

Trademark costs, net of accumulated amortization of $56,378 and $55,256	117,209	118,331

Other assets	300,482	223,364

Total assets	$ 39,664,209	41,803,920

		(Continued)

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

TOC
	June 30, 2011	March 31, 2011
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 808,865	1,373,403
Other current liabilities	962,898	903,706
Short-term deferred compensation under executive employment
agreements	-	739,200
Billings in excess of costs and estimated earnings on
uncompleted contracts	14,189	15,726

Total current liabilities	1,785,952	3,032,035

Long-term deferred compensation under executive employment agreements	614,381	577,172

Total liabilities	2,400,333	3,609,207

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,224,267 and 36,213,293 shares
issued and outstanding	362,243	362,133
Additional paid-in capital	113,503,645	113,391,049
Accumulated deficit	(76,602,012)	(75,558,469)

Total stockholders' equity	37,263,876	38,194,713

Total liabilities and stockholders' equity	$ 39,664,209	41,803,920

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

TOC

	Quarter Ended June 30,
	2011	2010
Revenue:
Contract services	$ 76,302	302,228
Product sales	1,238,758	2,253,096
	1,315,060	2,555,324

Operating costs and expenses:
Costs of contract services	45,570	189,316
Costs of product sales	681,595	1,401,936
Research and development	4,163	119,319
Production engineering	1,574,823	803,634
Reimbursement of costs under DOE grant	(1,121,636)	-
Selling, general and administrative	1,189,603	822,841
Gain on sale of long-lived asset	-	(1,004)
	2,374,118	3,336,042

Loss before other income (expense)	(1,059,058)	(780,718)

Other income (expense):
Interest income	15,254	28,708
Other	261	265,140
	15,515	293,848

Net loss	$ (1,043,543)	(486,870)

Net loss per common share - basic and
diluted	$ (0.03)	(0.01)

Weighted average number of shares of common
stock outstanding - basic and diluted	36,222,217	35,947,430

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

TOC

	Quarter Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,043,543)	(486,870)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	297,273	160,768
Non-cash equity based compensation	91,087	78,346
Gain on sale of equipment	-	(1,004)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	259,975	(52,464)
Inventories	(786,492)	(170,161)
Prepaid expenses and other current assets	(127,308)	(145,388)
Accounts payable and other current liabilities	(465,958)	(877,521)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(1,537)	(37,208)
Deferred compensation under executive
employment agreements	(701,991)	11,064
Net cash used in operating activities	(2,478,494)	(1,520,438)

Cash flows from investing activities:
Purchases of short-term investments	(6,036,994)	(10,088,515)
Maturities of short-term investments	3,778,382	1,757,188
Decrease (increase) in other long-term assets	-	977
Acquisition of property and equipment	(889,856)	(2,418,596)
Property and equipment reimbursements received from DOE under
grant	662,620	403,619
Increase in patent and trademark costs	(4,055)	(2,391)
Cash proceeds from the sale of equipment	-	1,004
Net cash used in investing activities	(2,489,903)	(10,346,714)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	21,619	-
Issuance of common stock upon exercise of employee stock options	-	3,570
Net cash provided by financing activities	21,619	3,570

Decrease in cash and cash equivalents	(4,946,778)	(11,863,582)
Cash and cash equivalents at beginning of quarter	15,878,752	17,739,600
Cash and cash equivalents at end of quarter	$ 10,931,974	5,876,018

Supplemental cash flow information:
Interest paid in cash during the quarter	$ -	-

Non-cash investing and financing transactions:
During the quarter ended June 30, 2011 we reclassified a facility with a gross value of $2,645,793 and accumulated depreciation of $1,024,536 to facility held for sale.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

TOC

  The accompanying consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2011.

  New Accounting Pronouncements

  In October 2010, the Financial Accounting Standards Board ("FASB") issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. The provisions of this standard were adopted by us on April 1, 2011 and did not have a material impact our consolidated financial statements, results of operations, or cash flows.

  In October 2010, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of FY 2012; however, early adoption is permitted. The provisions of this standard were adopted by us on April 1, 2011 and did not have a material impact our consolidated financial statements, results of operations, or cash flows.

  In January 2011, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2011. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of FY 2012. The provisions of this standard were adopted by us on April 1, 2011 and did not have a material impact our consolidated financial statements, results of operations, or cash flows.

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

  Stock-Based Compensation

  Stock Option Plans

  As of June 30, 2011, we had 649,963 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of shares that may be granted as options to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

  Non-Employee Director Stock Option Plan

  In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2011, we had 77,635 shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

  Stock Purchase Plan

  We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At June 30, 2011 we had 485,805 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters ended June 30, 2011 and 2010, we issued 10,974 and zero shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2011 and 2010 was $21,619 and zero, respectively.

  Stock Bonus Plan

  We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At June 30, 2011 there were 763,718 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the Stock Plan during the quarters ended June 30, 2011 or 2010.

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

  We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters ended June 30, 2011 and 2010 and the classification of these expenses:
	Quarter Ended June 30,
	2011	2010
Costs of contract services	$ 3,447	30,120
Costs of product sales	19,977	13,092
Research and development	25	5,816
Production engineering	43,647	23,782
Selling, general and administrative	23,991	5,536
	$ 91,087	78,346

  Share-based compensation capitalized in inventories were insignificant as of June 30, 2011 and March 31, 2011.

  We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters ended June 30, 2011 and 2010 were insignificant.

  All shares granted under the Director's Plan are vested.

  A summary of the status of non-vested shares under the 2002 Equity Incentive Plan as of June 30, 2011 and 2010 and changes during the quarters ended June 30, 2011 and 2010 are presented below:
	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at April 1	475,934	$ 1.73	338,747	$ 1.93
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	(3,610)	$ 1.79	(1,832)	$ 1.61
Non-vested at June 30	472,324	$ 1.73	336,915	$ 1.94

  As of June 30, 2011, there was $407,509 of total unrecognized compensation costs related to stock options granted under the 2002 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 21 months. There were no stock options granted, or that vested during the quarters ended June 30, 2011 and 2010.

  A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2011 and 2010 and changes during the quarters ended June 30, 2011 and 2010 are presented below:

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at April 1	62,199	$ 2.50	98,929	$ 2.97
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	62,199	$ 2.50	98,929	$ 2.97

  As of June 30, 2011, there was $81,141 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at June 30, 2011 is expected to be recognized over a weighted-average period of 18 months. There were no shares granted, or that vested under the Stock Bonus Plan during the quarters ended June 30, 2011 and 2010.

  Expected volatility is based on historical volatility. The expected life of options granted are based on historical experience.

  Additional information with respect to stock option activity during the quarter ended June 30, 2011 under our 2002 Equity Incentive Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$ 3.00	3.7 years	$ 959,001
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(6,309)	$ 3.08

Outstanding at June 30, 2011	2,624,182	$ 3.00	3.5 years	$ 39,661

Exercisable at June 30, 2011	2,151,858	$ 2.99	2.9 years	$ 30,795

Vested and expected to vest at June 30, 2011	2,606,759	$ 3.00	3.4 years	$ 39,375

  Additional information with respect to stock option activity during the quarter ended June 30, 2010 under our 2002 Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155
Granted	-	$ -
Exercised	(1,000)	$ 3.57		$ 600
Forfeited	(3,166)	$ 3.57

Outstanding at June 30, 2010	2,372,909	$ 3.45	3.7 years	$ 1,264,435

Exercisable at June 30, 2010	2,035,994	$ 3.40	3.5 years	$ 1,125,880

Vested and expected to vest at June 30, 2010	2,364,772	$ 3.45	3.7 years	$ 1,261,128

  Additional information with respect to stock option activity during the quarter ended June 30, 2011 under our Director's Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$ 2.86	3.1 years	$ 129,642
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2011	329,786	$ 2.86	2.9 years	$ 9,734

Exercisable at June 30, 2011	329,786	$ 2.86	2.9 years	$ 9,734

Vested and expected to vest at June 30, 2011	329,786	$ 2.86	2.9 years	$ 9,734

  Additional information with respect to stock option activity during the quarter ended June 30, 2010 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2010	256,653	$ 3.15	2.6 years	$ 303,651
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(977)	$ 7.63

Outstanding at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003

Exercisable at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003

Vested and expected to vest at June 30, 2010	255,676	$ 3.13	2.4 years	$ 143,003

  Cash received by us upon the exercise of stock options for the quarters ended June 30, 2011 and 2010 was zero and $3,570, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

  The amortized cost and unrealized gain or loss of our investments at June 30, 2011 and March 31, 2011 were:

	June 30, 2011		March 31, 2011
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 1,769,460	(23,804)	795,451	(17,197)
Commercial paper, corporate and foreign bonds	8,511,765	(88,024)	7,227,820	(59,777)
Certificates of deposit	309,911	-	309,252	-
	10,591,136	(111,828)	8,332,523	(76,974)

  The time to maturity of held-to-maturity securities were:
	June 30, 2011	March 31, 2011

Less than three months	$ 4,773,606	3,432,312
Three to six months	3,391,167	3,086,533
Six months to one year	2,426,363	1,813,678
Over one year	-	-
	$ 10,591,136	8,332,523

  At June 30, 2011 and March 31, 2011, the estimated period to complete contracts in process ranged from one to six months and one to three months, respectively. We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2011	March 31, 2011

Costs incurred on uncompleted contracts	$ 1,335,900	4,105,858
Estimated earnings	440,444	424,184
	1,776,344	4,530,042
Less billings to date	(1,610,866)	(4,418,993)
	$ 165,478	111,049

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 179,667	126,775
Billings in excess of costs and estimated earnings on
uncompleted contracts	(14,189)	(15,726)
	$ 165,478	111,049

  Inventories at June 30, 2011 and March 31, 2011 consist of:

	June 30, 2011	March 31, 2011

Raw materials	$ 2,273,645	1,769,614
Work-in-process	418,803	388,647
Finished products	307,485	55,180
	$ 2,999,933	2,213,441

  Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the three month periods ended June 30, 2011 and 2010.

  Facility Held for Sale

  In July 2010, the Company relocated a substantial portion of its staff and equipment from its facility in Frederick, Colorado to a new facility in Longmont, Colorado. The Company has continued limited operations at its Frederick, Colorado facility. In June 2011, the Company ceased operations at the Frederick facility and on June 17, 2011 listed it for sale with a commercial real estate broker.

  The facility has been reclassified as a current asset and the Company has discontinued depreciating the asset pending its sale, which is expected to occur within one year.

  Government Grants

  We have a $45,145,534 grant with the U.S. Department of Energy ("DOE") under the Stimulus Act (the "Grant"). The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Grant, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2013.

  We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

  Funding for qualifying project costs incurred is initially limited to $32.0 million until we provide the DOE with an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project no later than April 12, 2012. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE. In the event we do not satisfy the foregoing contingency, the Grant may be terminated. In addition, the Grant may be terminated at any time at the convenience of the government.

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

  At June 30, 2011 we had received reimbursements from the DOE under the Grant totaling $11.6 million and had grant funds receivable of $1.9 million.

  The application of grant funds to eligible capital asset purchases under the Grant as of June 30, 2011 and March 31, 2011 are as follows:

	June 30, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,787,085	4,893,542	4,893,543
Machinery and Equipment	6,094,686	3,047,343	3,047,343
	$ 16,778,159	8,389,079	8,389,080

	March 31, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

  Other current liabilities at June 30, 2011 and March 31, 2011 consist of:

	June 30, 2011	March 31, 2011

Accrued payroll and employee benefits	$ 225,545	193,670
Accrued personal property and real estate taxes	166,078	223,714
Accrued warranty costs	73,757	89,463
Unearned revenue	351,668	219,751
Accrued royalties	77,658	71,398
Construction retainage	58,367	97,756
Other	9,825	7,954
	$ 962,898	903,706

  Stockholders' Equity

  Changes in the components of stockholders' equity during the quarter ended June 30, 2011 were as follows:
	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2011	36,213,293	$ 362,133	113,391,049	(75,558,469)	38,194,713

Issuance of common stock under
employee stock purchase plan	10,974	110	21,509	-	21,619
Compensation expense from
employee and director stock
option and common stock grants	-	-	91,087	-	91,087
Net loss	-	-	-	(1,043,543)	(1,043,543)
Balances at June 30, 2011	36,224,267	$ 362,243	113,503,645	(76,602,012)	37,263,876

  Significant Customers

  We have historically derived significant revenue from a few key customers. Revenue from Lippert Components, Inc. totaled zero and $331,484, for the quarters ended June 30, 2011 and 2010, respectively, which was nil and 13 percent of our consolidated total revenue, respectively.

  There were no outstanding trade accounts receivable or inventory balances for this customer as of June 30, 2011 and March 31, 2011.

  Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $65,618 and $527,280 for the quarters ended June 30, 2011 and 2010, respectively, which was 5 percent and 21 percent of our consolidated total revenue for the quarters ended June 30, 2011 and 2010, respectively. Accounts receivable from government-funded contracts represented 69 percent and 71 percent of total accounts receivable as of June 30, 2011 and March 31, 2011, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $20,285 and $386,922 for the quarters June 30, 2011 and 2010, respectively, which represented 2 and 15 percent of our consolidated total revenue for the quarters ended June 30, 2011 and 2010, respectively. There were no outstanding trade accounts receivable or inventory balances for this customer as of June 30, 2011 and March 31, 2011.

  Income Taxes

  The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

  We recognize interest and penalties related to uncertain tax positions in "Other Income (expense)," net. As of June 30, 2011 and 2010, we had no provisions for interest or penalties related to uncertain tax positions.

  The tax years 2006 through 2010 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

  Loss Per Common Share

  Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At June 30, 2011 and 2010, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 62,199 and 98,929 were being held by the Company. For the quarters ended June 30, 2011 and 2010 respectively, 2,416 and 23,809 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but some were not included, because to do so would be antidilutive. At June 30, 2011 and 2010, options to purchase 2,963,943 and 2,634,908 shares of common stock, respectively, were outstanding. For the quarter ended June 30, 2011 and 2010, respectively, options for 1,709,712 and 703,691 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 122,938 shares and 568,444 shares of common stock for the quarters ended June 30, 2011 and 2010, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

  Fair Value Measurements

  Liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 614,381	-	-	614,381

Note (1): Included in long term liabilities on our consolidated balance sheet as of June 30, 2011.

  Liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,316,372	-	-	1,316,372

Note (1): $739,200 included in current liabilities and $577,172 included in long term liabilities on our consolidated balance sheet as of March 31, 2011.

  Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements. The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model with a discount rate of 14 percent based on the expected cost of capital for the Company.

  A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3) at
Quarter Ended
	June 30, 2011	June 30, 2010
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of period	$ 1,316,372	1,155,416
Transfers into of Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	37,209	11,064
Included in other comprehensive income	-	-
Purchases, sales, issuances, and settlements:
Settlements	(739,200)	-
Balance at the end of period	$ 614,381	1,166,480

Loss for the period included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 37,209	11,064

  Segments

  Last fiscal year we had two reportable segments: technology and power products. These reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different business strategies. The technology segment encompassed our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompassed the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense were allocated to each segment annually based on factors established at the beginning of the fiscal year. The percentages allocated to the technology segment and power products segment were 69 percent and 31 percent for the quarter ended June 30, 2010.

  Intersegment sales or transfers, which were eliminated upon consolidation, were $116,576 for the quarter ended June 30, 2010.

  Effective April 1, 2011 the Company merged its wholly-owned subsidiary UQM Power Products, Inc. into UQM Technologies, Inc.  As a result of this merger the operations of each of these entities are no longer managed or reported upon to management separately, and accordingly, the Company is no longer presenting segment information in its financial statements.

  The Company leases office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company. During the quarter ended June 30, 2010 this wholly-owned subsidiary's operations were included as part of the former Power Products segment. Intercompany lease payments are based on a negotiated rate for the square footage occupied and were $45,900 for the quarter ended June 30, 2010, and were eliminated upon consolidation.

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

  Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers. Three of these agreements expire on August 22, 2012 and one agreement expires on August 31, 2015. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining terms is $2,566,500. In addition, we have recorded a liability of $614,381 and $1,316,372 at June 30, 2011 and March 31, 2011, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company's current officers.

Lease Commitments

At June 30, 2011 there were no operating leases with initial non-cancelable terms in excess of one year.

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

We have entered into a ten year supply agreement with CODA Automotive to supply UQM PowerPhase Pro® electric propulsion systems to CODA for their all-electric passenger automobile which is scheduled to be introduced in California later this calendar year. The CODA vehicle is propelled by a 100 kW UQM® PowerPhase Pro® electric propulsion system. Onboard power is provided by a 33.8 kWh lithium-ion battery, the vehicle is expected to have a range between charges of 90 to 120 miles depending on individual driving habits. CODA has also announced their plan to sell the vehicle in the State of Hawaii and in China.

We delivered pre-production systems to CODA for their demonstration and engineering vehicle fleets throughout the last fiscal year ended March 31, 2011. We are ordering parts to support the launch of UQM production in the second fiscal quarter and to begin initial shipments of production systems under the supply agreement as early as the second fiscal quarter to support CODA's planned start of vehicle production in China later this calendar year. CODA has stated that it hopes to sell between 10,000 and 14,000 vehicles in the first year following introduction of the vehicle. If CODA achieves their sales objectives we expect our revenue from the sale of propulsion systems to CODA and our working capital requirements to increase materially.

We also have supply agreements with Proterra, Inc., a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International, a developer and manufacturer of all-electric medium-duty delivery trucks. We expect to make additional deliveries under both of these agreements throughout fiscal 2012.

We have a $45.1 million Grant from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA") to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, Electric Vehicles International and other customers are eligible for reimbursement under the DOE program. We recorded reimbursements under the DOE Grant through June 30, 2011 for capital assets acquired of $8.4 million, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant during the quarter ended June 30, 2011 of $1.1 million.

In June, we listed our former facility in Frederick, Colorado for sale with a commercial broker. As a result, the carrying value of the facility was reclassified to current assets and listed under the caption facility held for sale

We expect demand for our electric propulsion system and generator products to remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers. This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging Consumer Average Fuel Economy Standards (CAFE) and carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks. We expect to see further improvements in deliveries to these markets as the global economy continues to improve.

During the quarter ended June 30, 2011 our product sales decreased 45 percent to $1,238,758 versus the comparable quarter last year, primarily due to a shift in the requested delivery date of some electric propulsion systems by a customer from the first fiscal quarter to the second fiscal quarter and reduced shipments of low volume prototype propulsion systems.

Gross profit margins on product sales for the first quarter increased to 45.0 percent versus 37.8 percent for the comparable quarter last fiscal year, due to reduced production costs. Gross profit contribution dollars decreased to $587,895 versus $964,072 for the same quarter last fiscal year due primarily to reduced sales.

Production engineering expenditures nearly doubled to $1,574,823 for the first quarter versus $803,634 for the comparable quarter last fiscal year. The increase is attributable to product qualification and testing activities associated with the productionization of our higher power electric propulsion system for the truck and bus markets and similar activities on our next generation of electric propulsion systems for the passenger vehicle market. Of this increase, approximately $400,000 is attributable to the transfer of engineers from our contract services group to the production engineering group. During the first quarter we recorded reimbursements of production engineering costs from the Department of Energy under our Grant of $1,121,636.

Net loss for the quarter ended June 30, 2011 increased to $1,043,543, or $0.03 per common share on consolidated total revenue of $1,315,060, versus a net loss of $486,870, or $0.01 per common share on consolidated total revenue of $2,555,324 for the first quarter last fiscal year. The increase in net loss is primarily attributable to lower levels of gross profit contribution dollars due to reduced sales, higher levels of general and administrative expenses and a legal recovery in the first quarter last fiscal year.

Our liquidity throughout the first quarter was sufficient to meet our operating requirements. At June 30, 2011 we had cash and short-term investments totaling $21,523,109. Net cash used in operating activities and net capital expenditures for property and equipment for the fiscal year were $2,478,494 and $227,236 versus $1,520,438 and $2,014,977 for the comparable quarter last fiscal year.

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

Financial Condition

Cash and cash equivalents and short-term investments at June 30, 2011 were $21,523,109 and working capital (the excess of current assets over current liabilities) was $28,000,166 compared with $24,211,275 and $27,413,664, respectively, at March 31, 2011. The decrease in cash and short-term investments and working capital is primarily attributable to investments in property and equipment, operating losses, higher levels of inventories and lower levels of accounts payable, partially offset by lower levels of accounts receivable.

Accounts receivable decreased $559,364 to $2,967,690 at June 30, 2011 from $3,527,054 at March 31, 2011. The decrease is primarily due to decreased levels of product shipments during the quarter partially offset by higher levels of billings under our DOE Grant. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are irrevocable letter of credit or cash payment in advance of delivery. No allowance for bad debts was deemed necessary at June 30, 2011 or March 31, 2011.

Costs and estimated earnings on uncompleted contracts increased $52,892 to $179,667 at June 30, 2011 versus $126,775 at March 31, 2011. The increase is due to less favorable billing terms on certain contracts in process at June 30, 2011 versus March 31, 2011. Estimated earnings on contracts in process increased to $440,444 on contracts in process of $1,776,344 at June 30, 2011 compared to estimated earnings on contracts in process of $424,184 on contracts in process of $4,530,042 at March 31, 2011. The increase in estimated earnings is attributable to higher expected margins on certain contracts in process at June 30, 2011.

Inventories increased $786,492 to $2,999,933 at June 30, 2011 principally due to higher levels of raw material inventories, work-in-process and finished goods inventories. Raw material and finished goods inventories increased $504,031 and $252,305, respectively, reflecting higher levels of inventory on hand for the CODA production program at June 30, 2011. Work-in-process inventory increased $30,156, reflecting increased levels of low volume propulsion system builds in process at June 30, 2011.

Prepaid expenses and other current assets increased to $494,462 at June 30, 2011 from $367,154 at March 31, 2011 primarily due to prepayments on commercial insurance policies.

We invested $889,856 for the acquisition of property and equipment, before reimbursements recorded from the DOE Grant, during the quarter ended June 30, 2011 compared to $2,418,596 during the comparable quarter last fiscal year. The decrease in capital expenditures is primarily attributable to reduced renovation costs on our facility and decreased acquisitions of equipment during the first quarter this fiscal year versus the comparable quarter last fiscal year. Cash reimbursements for capital assets under the DOE Grant for the quarter ended June 30, 2011 and June 30, 2010 were $662,620 and $403,619, respectively.

Patent costs decreased to $259,181 at June 30, 2011 versus $264,091 at March 31, 2011 primarily due to the systematic amortization of patent issuance costs. Similarly, trademark costs decreased to $117,209 at June 30, 2011 versus $118,331 at March 31, 2011 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $564,538 to $808,865 at June 30, 2011 from $1,373,403 at March 31, 2011, primarily due to the acceleration in the timing of payments of renovation costs on our Longmont, Colorado facility.

Other current liabilities increased to $962,898 at June 30, 2011 from $903,706 at March 31, 2011. The increase is primarily attributable to higher levels of customer deposits and accrued payroll and employee benefits, partially offset by reduced levels of accrued personal property and real estate taxes at June 30, 2011.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to $14,189 at June 30, 2011 from $15,726 at March 31, 2011 reflecting decreased billings on certain engineering contracts in process at June 30, 2011 in advance of the performance of the associated work versus March 31, 2011.

Short-term deferred compensation under executive employment agreements decreased to zero at June 30, 2011 from $739,200 at March 31, 2011 reflecting a retirement payment made to the Company's former CEO during the quarter.

Common stock and additional paid-in capital were $362,243 and $113,503,645, respectively, at June 30, 2011 compared to $362,133 and $113,391,049 at March 31, 2011. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended June 30, 2011

Operations for the quarter ended June 30, 2011, resulted in a net loss of $1,043,543, or $0.03 per common share, compared to a net loss of $486,870, or $0.01 per common share for the comparable quarter last year. The increase in net loss is primarily attributable to decreased levels of product shipments and higher levels of production engineering expenses, partially offset by reimbursements of product qualification and testing costs under the DOE Grant and improved gross profit margins during the quarter ended June 30, 2011.

Revenue from contract services decreased to $76,302 at June 30, 2011 versus $302,228 for the comparable quarter last year. The decrease is primarily due to reduced levels of funded engineering activities.

Product sales revenue for the first quarter decreased to $1,238,758 versus $2,253,096 for the comparable period last fiscal year. The decrease is primarily due to a shift in the requested delivery date of some electric propulsion systems by a customer from the first quarter to the second quarter and reduced shipments of DC-to-DC converters, vehicle auxiliary motors, prototype electric propulsion systems and generators during the current quarter.

Gross profit margins for the quarter ended June 30, 2011 increased to 44.7 percent compared to 37.7 percent for the quarter ended June 30, 2010. Gross profit margin on contract services was 40.3 percent for the first quarter this fiscal year compared to 37.4 percent for the quarter ended June 30, 2010. The improvement is primarily attributable to higher expected margins on certain contracts in process at June 30, 2011 versus the comparable quarter last fiscal year. Gross profit margin on product sales for the first quarter this year increased to 45.0 percent compared to 37.8 percent for the first quarter last year. The increase is primarily due to favorable product mix and a decrease in overhead allocation arising from a change in the method of allocating costs associated with excess facility capacity.

Research and development expenditures for the quarter ended June 30, 2011 decreased to $4,163 compared to $119,319 for the quarter ended June 30, 2010 reflecting reduced levels of cost-sharing on government research programs and lower levels of on-going internally-funded software research activities.

Production engineering costs were $1,574,823 for the first quarter versus $803,634 for the first quarter last fiscal year. The increase is attributable to an expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations, including the transfer of engineering personnel from our contract services group to the production engineering group.

Reimbursement of product qualification and testing costs under the DOE Grant was $1,121,636 for the quarter ended June 30, 2011 versus zero for the comparable period last fiscal year. During the first quarter last fiscal year the Company had not satisfied all of the conditions of the Grant necessary to recognize reimbursements for financial accounting purposes.

Selling, general and administrative expense for the quarter ended June 30, 2011 was $1,189,603 compared to $822,841 for the same quarter last year. The increase is primarily attributable to increases in salary and benefits expenses associated with an expansion in our administrative staff and higher levels of accounting expenses versus the comparable quarter last fiscal year.

Interest income decreased to $15,254 for the quarter ended June 30, 2011 versus $28,708 for the same quarter last fiscal year. The decrease is attributable to lower invested balances and lower yields on invested cash balances.

Other income decreased to $261 for the quarter ended June 30, 2011 versus $265,140 for the comparable quarter last fiscal year primarily due to a legal recovery in the first quarter last fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2011 were adequate to meet operating needs. At June 30, 2011, we had working capital (the excess of current assets over current liabilities) of $28,000,166 compared to $27,413,664 at March 31, 2011.

For the quarter ended June 30, 2011, net cash used in operating activities was $2,478,494 compared to net cash used in operating activities of $1,520,438 for the comparable quarter last fiscal year. The increase in cash used for the first quarter this fiscal year is primarily attributable to increased levels of inventory and prepaid expenses.

Net cash used in investing activities for the first quarter was $2,489,903 compared to cash used in investing activities of $10,346,714 for the comparable quarter last fiscal year. The change in cash used by investing activities for the quarter ended June 30, 2011 was primarily due to decreased levels of short-term investment purchases and lower levels of capital expenditures.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest greater financial resources during the remainder of fiscal 2012 and during fiscal 2013 on the commercialization of our products, including a significant increase in human resources and increased expenditures for equipment and tooling. These capital requirements may be substantially reduced by reimbursements from the Company's Grant from the DOE which reimburses 50 percent of qualified capital costs. Working capital requirements related to our supply agreement with CODA could exceed $10 million if CODA achieves their twelve-month production target of 10,000 to 14,000 vehicles following introduction of the CODA all-electric passenger vehicle scheduled for later this calendar year.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at June 30, 2011. If customer demand accelerates substantially, our losses over the short-term may increase together with our working capital requirements. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of June 30, 2011 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before April 12, 2012. We do not currently have sufficient funds to meet this potential future funding requirement.

If our existing financial resources are not sufficient to execute our business plan, including meeting future funding requirements under the DOE Grant, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2011:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations	$ 1,829,322	1,829,322	-	-	-
Executive employment agreements (1)	614,381	-	510,000	-	104,381
Total	$ 2,443,703	1,829,322	510,000	-	104,381

(1) Includes severance pay obligations under executive employment agreements contingently payable upon six months' notice by four officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories, the fair value of financial and long-lived assets and in the establishment of provisional billing rates on certain government contracts. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not established a reserve at June 30, 2011 and March 31, 2011 for potentially uncollectible trade accounts receivable. In light of current economic conditions we may need to establish an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2011 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

Cost-Sharing and Cost-Plus Type Contracts

Some of our business with the U.S. Government and prime contractors is performed under cost-sharing of cost-plus- fixed-fee type contracts. These contracts provide for the reimbursement of costs, to the extent allocable and allowable under applicable government regulations. Typically, billings under these contracts are based on provisional rates, which are estimates of the actual costs expected to be incurred during the relevant period of performance. The final amounts qualified for reimbursement are determined in arrears, typically annually, based on the actual costs incurred during the relevant period of performance. The final costs eligible for reimbursement under these contracts may differ materially from the provisional rates. If actual costs incurred are less than the amounts estimated through provisional rates, we will be obligated to return any excess of provisional payments over final qualified costs, which could have a material adverse impact on our operating results and liquidity.

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

As of June 30, 2011, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

As of June 30, 2011 and March 31, 2011 we had accumulated deficits of $76,602,012 and $75,558,469, respectively.

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

Our net loss for the quarter ended June 30, 2011 was $1,043,543 versus a net loss for the comparable quarter last fiscal year of $486,870. Our net loss for the fiscal year ended March 31, 2011 was $1,992,358 versus a net loss for the fiscal years ended March 31, 2010 and 2009 of $4,140,872 and $4,402,019, respectively. At June 30, 2011, our cash and short-term investments totaled $21,523,109. We expect our losses to continue through at least March 31, 2012 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all or any portion of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

We have a $45.1 million award under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. This Award is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Award. If we are unable to match the total amount of the $45.1 million award with funding from non-Federal sources, we will be unable to take advantage of the entire Award, and could become ineligible for continued participation in the program. The reimbursement of qualified costs under the award is currently limited to $32.0 million. On or before April 13, 2012, we are required to provide to the DOE an updated total estimated cost of the project along with firm commitments to fund our 50 percent share of the total estimated cost of the project above the $32.0 million of matching funds we have previously received credit for. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the requirement in the award, we cannot assure that this requirement will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

Although we have installed and qualified production lines, we have not ever produced electric propulsion systems on the scale necessary to fulfill our obligations under the CODA supply agreement. We also need to hire additional personnel as production volumes for CODA increase. We may encounter difficulties and challenges in ramping-up our operations. If we are unable to successfully increase our production volumes coincident with CODA's delivery requirements we could breach our supply agreement. If any such difficulties are encountered during production launch it could have a material adverse effect on our financial condition and results of operations.

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

Neodymium, a rare earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. We currently source our magnets from China, and China has indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. These policies have recently begun to adversely affect the price we pay for magnets from our Chinese supplier. Although neodymium iron boron magnets are available from other sources, these alternative sources generally rely on neodymium purchased from China. These Chinese government policies could adversely affect our ability to obtain magnets in sufficient quantities, or in a timely manner, to meet our production plans. In the event that China's actions further reduce supply or cause additional price escalation, these factors could prevent us from manufacturing our products in production quantities, cause our products to be non-competitive or cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

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

  Exhibits

  31.1 Certification of Chief Executive Officer

  31.2 Certification of Chief Financial Officer

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K

Report regarding modification Number 6 of the Assistance Agreement with the DOE filed on June 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: August 1, 2011
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)