Form 10-Q
period 2011-09-30
UQM TECHNOLOGIES INC
filed 2011-10-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at October 25, 2011 was 36,504,208.

PART I - FINANCIAL INFORMATION

toc

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

toc
	September 30, 2011	March 31, 2011
Assets

Current assets:
Cash and cash equivalents	$ 12,110,293	15,878,752
Short-term investments	6,939,141	8,332,523
Accounts receivable, net	2,633,744	3,527,054
Costs and estimated earnings in excess of billings on
uncompleted contracts	274,147	126,775
Inventories	4,257,296	2,213,441
Facility held for sale	1,621,257	-
Prepaid expenses and other current assets	1,178,786	367,154

Total current assets	29,014,664	30,445,699

Property and equipment, at cost:
Land	1,683,330	1,859,988
Building	4,446,332	6,822,850
Machinery and equipment	7,271,121	6,766,539
	13,400,783	15,449,377
Less accumulated depreciation	(4,221,133)	(4,696,942)

Net property and equipment	9,179,650	10,752,435

Patent costs, net of accumulated amortization
of $799,420 and $781,608	264,260	264,091

Trademark costs, net of accumulated amortization of $57,499 and $55,256	116,088	118,331

Other assets	280,496	223,364

Total assets	$ 38,855,158	41,803,920

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued
	September 30, 2011	March 31, 2011
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 1,151,639	1,373,403
Other current liabilities	846,100	903,706
Short-term deferred compensation under executive employment
agreements	-	739,200
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	15,726

Total current liabilities	1,997,739	3,032,035

Long-term deferred compensation under executive employment agreements	632,191	577,172

Total liabilities	2,629,930	3,609,207

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,326,516 and 36,213,293 shares
issued and outstanding	363,265	362,133
Additional paid-in capital	114,050,160	113,391,049
Accumulated deficit	(78,188,197)	(75,558,469)

Total stockholders' equity	36,225,228	38,194,713

Total liabilities and stockholders' equity	$ 38,855,158	41,803,920

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

toc

	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Contract services	$ 135,547	43,262	211,849	345,490
Product sales	2,198,676	1,984,296	3,437,434	4,237,392
	2,334,223	2,027,558	3,649,283	4,582,882

Operating costs and expenses:
Costs of contract services	86,123	161,434	131,693	350,750
Costs of product sales	1,227,559	1,639,515	1,909,154	3,041,451
Research and development	647	152,628	4,810	271,947
Production engineering	1,622,163	856,682	3,196,986	1,660,316
Reimbursement of costs under DOE grant	(1,111,034)	(2,551,944)	(2,232,670)	(2,551,944)
Selling, general and administrative	2,099,025	2,177,981	3,288,628	3,000,822
Gain on sale of long-lived asset	(3,138)	-	(3,138)	(1,004)
	3,921,345	2,436,296	6,295,463	5,772,338

Loss before other income	(1,587,122)	(408,738)	(2,646,180)	(1,189,456)

Other income:
Interest income	641	30,945	15,895	59,653
Other	296	-	557	265,140
	937	30,945	16,452	324,793

Net loss	$ (1,586,185)	(377,793)	(2,629,728)	(864,663)

Net loss per common share - basic and
diluted	$ (0.04)	(0.01)	(0.07)	(0.02)

Weighted average number of shares of
common stock outstanding - basic and
diluted	36,304,613	36,005,413	36,263,640	35,976,580

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

toc

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (2,629,728)	(864,663)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	575,529	388,605
Non-cash equity based compensation	649,625	856,169
Gain on sale of equipment	(3,138)	(1,004)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	295,287	(1,129,807)
Inventories	(2,043,855)	(190,613)
Prepaid expenses and other current assets	(811,632)	(171,045)
Accounts payable and other current liabilities	(239,982)	(393,823)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(15,726)	(27,261)
Deferred compensation under executive
employment agreements	(684,181)	105,669
Net cash used in operating activities	(4,907,801)	(1,427,773)

Cash flows from investing activities:
Purchases of short-term investments	(6,636,954)	(11,264,319)
Maturities of short-term investments	8,030,336	11,621,304
Decrease in other long-term assets	-	534
Acquisition of property and equipment	(1,329,245)	(4,441,304)
Property and equipment reimbursements received from DOE under
grant	1,078,743	2,224,776
Increase in patent and trademark costs	(17,981)	(6,237)
Cash proceeds from the sale of equipment	3,825	1,004
Net cash provided by (used in) investing activities	1,128,724	(1,864,242)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	22,994	1,006
Issuance of common stock upon exercise of employee stock options	-	3,570
Purchase of treasury stock	(12,376)	(102,008)
Net cash provided by (used in) financing activities	10,618	(97,432)

Decrease in cash and cash equivalents	(3,768,459)	(3,389,447)
Cash and cash equivalents at beginning of period	15,878,752	17,739,600
Cash and cash equivalents at end of period	$ 12,110,293	14,350,153

Supplemental cash flow information:
Interest paid in cash during the period	$ -	-

Non-cash investing and financing transactions:
During the six months ended September 30, 2011 we reclassified a facility with a gross value of $2,645,793 and accumulated depreciation of $1,024,536 to facility held for sale.

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

  Allowance for Doubtful Accounts

  The Company periodically evaluates the credit worthiness of its customers and establishes credit limits for each customer. The Company also establishes estimates and records an allowance for doubtful accounts based upon a number of factors including the payment history of its customers, general business conditions, specific business developments that may impact a customer's creditworthiness, and other relevant factors that may impact the ability of customers to honor their payment obligation to the Company. At September 30, 2011 and March 31, 2011 we had established an allowance for doubtful accounts of $70,943 and zero, respectively.

  New Accounting Pronouncements

  In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to fair value measurement standards to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles and international financial reporting standards. The amended standards clarify the intent regarding the application of existing fair value measurements and disclosures, and change certain principles and requirements for measuring fair value or for disclosing information about fair value measurements. These new standards are required to be adopted in the fourth quarter of FY 2012. We do not expect these new standards to significantly impact our consolidated financial statements.

  Stock-Based Compensation

  Stock Option Plans

  As of September 30, 2011, we had 281,306 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of shares that may be granted as options to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

  Non-Employee Director Stock Option Plan

  In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2011, we had no shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

  Stock Purchase Plan

  We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At September 30, 2011 we had 485,282 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and six month periods ended September 30, 2011 and 2010, we issued 523 and 277, and 11,497 and 277 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and six month periods ended September 30, 2011 and 2010 was $1,375 and $1,006, and $22,994 and $1,006, respectively, and is included in cash provided by financing activities.

  Stock Bonus Plan

  We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At September 30, 2011 there were 550,320 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 213,398 shares granted under the Stock Plan during both the quarter and six month period ended September 30, 2011 and 235,173 shares granted under the Stock Plan during both the quarter and six month period ended September 30, 2010.

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

  We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2011 and 2010 and the classification of these expenses:
	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Costs of contract services	$ 5,430	11,350	8,877	41,470
Costs of product sales	22,885	37,371	42,861	50,463
Research and development	22	7,780	47	13,596
Production engineering	54,379	27,426	98,027	51,208
Selling, general and administrative	475,822	693,896	499,813	699,432
	$ 558,538	777,823	649,625	856,169

  Share-based compensation capitalized in inventories were insignificant in the quarters and six month periods ended September 30, 2011 and September 30, 2010.

  We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2011 and September 30, 2010 were insignificant.

  All shares granted under the Director's Plan are vested.

  A summary of the status of non-vested shares under the 2002 Equity Incentive Plan as of September 30, 2011 and 2010 and changes during the quarters and six month periods ended September 30, 2011 and 2010 are presented below:

	Six Months Ended September 30, 2011		Six Months Ended September 30, 2010
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at April 1	475,934	$ 1.73	338,747	$ 1.93
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	(3,610)	$ 1.79	(1,832)	$ 1.61
Non-vested at June 30	472,324	$ 1.73	336,915	$ 1.94
Granted	389,588	$ 1.68	510,132	$ 1.37
Vested	(149,126)	$ 1.41	(297,594)	$ 1.21
Forfeited	(931)	$ 1.61	-	$ -
Non-vested at September 30	711,855	$ 1.77	549,453	$ 1.80

  As of September 30, 2011, there was $822,629 of total unrecognized compensation costs related to stock options granted under the 2002 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 27 months. The total fair value of stock options that vested during both the quarter and six month period ended September 30, 2011 was $209,581. The total fair value of stock options that vested during both the quarter and six month period ended September 30, 2010 was $359,062. There were options to acquire 389,588 shares granted under the Equity Incentive Plan during both the quarter and six month period ended September 30, 2011 and there were options to acquire 510,132 shares granted under the Equity Incentive Plan during both the quarter and six month period ended September 30, 2010.

  A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2011 and 2010 and changes during the quarters and six month periods ended September 30, 2011 and 2010 are presented below:

	Six Months Ended September 30, 2011		Six Months Ended September 30, 2010
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at April 1	62,199	$ 2.50	98,929	$ 2.97
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	62,199	$ 2.50	98,929	$ 2.97
Granted	213,398	$ 2.34	235,173	$ 2.51
Vested	(107,917)	$ 2.28	(139,767)	$ 2.57
Forfeited	-	$ -	-	$ -
Non-vested at September 30	167,680	$ 2.44	194,335	$ 2.70

  As of September 30, 2011, there was $357,001 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2011 is expected to be recognized over a weighted-average period of 31 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during both the quarter and six month period ended September 30, 2011 was $245,745 and the total fair value of common stock granted under the Stock Bonus Plan that vested during both the quarter and six month period ended September 30, 2010 was $589,998.

  Expected volatility is based on historical volatility. The expected life of options granted is based on historical experience.

  Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2011 under our 2002 Equity Incentive Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$ 3.00	3.7 years	$ 959,001
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(6,309)	$ 3.08
Outstanding at June 30, 2011	2,624,182	$ 3.00	3.5 years	$ 39,661
Granted	389,588	$ 2.40
Exercised	-	$ -		$ -
Forfeited	(35,931)	$ 3.54

Outstanding at September 30, 2011	2,977,839	$ 2.92	4.1 years	$ -

Exercisable at September 30, 2011	2,265,984	$ 2.94	2.9 years	$ -

Vested and expected to vest at September 30, 2011	2,937,409	$ 2.92	4.0 years	$ -

  Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2010 under our 2002 Equity Incentive Plan is as follows:

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

  Additional information with respect to stock option activity during the quarter and six month periods ended September 30, 2011 under our Director's Plan is as follows:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$ 2.86	3.1 years	$ 129,642
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2011	329,786	$ 2.86	2.9 years	$ 9,734
Granted	155,122	$ 2.04
Exercised	-	$ -		$ -
Forfeited	(25,996)	$ 2.33

Outstanding at September 30, 2011	458,912	$ 2.61	3.7 years	$ -

Exercisable at September 30, 2011	458,912	$ 2.61	3.7 years	$ -

Vested and expected to vest at September 30, 2011	458,912	$ 2.61	3.7 years	$ -

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

  Cash received by us upon the exercise of stock options for the quarters and six month periods ended September 30, 2011 and 2010 was zero and zero, and zero and $3,570, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

  The amortized cost and unrealized gain or loss of our investments at September 30, 2011 and March 31, 2011 were:

	September 30, 2011		March 31, 2011
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 1,500,896	(15,187)	795,451	(17,197)
Commercial paper, corporate and foreign bonds	5,127,050	(77,772)	7,227,820	(59,777)
Certificates of deposit	311,195	-	309,252	-
	$ 6,939,141	(92,959)	8,332,523	(76,974)

  The time to maturity of held-to-maturity securities were:
	September 30, 2011	March 31, 2011

Less than three months	$ 4,173,560	3,432,312
Three to six months	2,639,857	3,086,533
Six months to one year	125,724	1,813,678
Over one year	-	-
	$ 6,939,141	8,332,523

  On both September 30, 2011 and March 31, 2011, the estimated period to complete contracts in process ranged from one to three months. We expect to collect all related accounts receivable arising there from within sixty days of billing. The following summarizes contracts in process:

	September 30, 2011	March 31, 2011

Costs incurred on uncompleted contracts	$ 1,421,356	4,105,858
Estimated earnings	490,535	424,184
	1,911,891	4,530,042
Less billings to date	(1,637,744)	(4,418,993)
	$ 274,147	111,049

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 274,147	126,775
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	(15,726)
	$ 274,147	111,049

  Inventories at September 30, 2011 and March 31, 2011 consist of:

	September 30, 2011	March 31, 2011

Raw materials	$ 3,874,104	1,769,614
Work-in-process	281,919	388,647
Finished products	101,273	55,180
	$ 4,257,296	2,213,441

  Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory-carrying values to the lower of cost or market for estimated declines in the realizable value. During the six month periods ended September 30, 2011 and 2010, there was no impairment of inventory.

  Facility Held for Sale

  In July 2010, the Company relocated a substantial portion of its staff and equipment from its facility in Frederick, Colorado to a new facility in Longmont, Colorado. The Company continued limited operations at its Frederick, Colorado facility through June 2011, at which time the Company ceased operations at the Frederick facility and listed it for sale with a commercial real estate broker.

  The facility has been reclassified as a current asset and the Company has discontinued depreciating the asset pending its sale, which is expected to occur within one year. The facility is recorded at the lower of fair value or cost.

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

  At September 30, 2011 we had received reimbursements from the DOE under the Grant totaling $13.2 million and had grant funds receivable of $1.6 million.

  The application of grant funds to eligible capital asset purchases under the Grant as of September 30, 2011 and March 31, 2011 are as follows:

	September 30, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,789,051	4,894,526	4,894,525
Machinery and Equipment	6,516,659	3,258,329	3,258,330
	$ 17,202,098	8,601,049	8,601,049

	March 31, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

  Other current liabilities at September 30, 2011 and March 31, 2011 consist of:
	September 30, 2011	March 31, 2011

Accrued payroll and employee benefits	$ 268,722	193,670
Accrued personal property and real estate taxes	249,116	223,714
Accrued warranty costs	89,774	89,463
Unearned revenue	134,280	219,751
Accrued royalties	88,189	71,398
Construction retainage	-	97,756
Other	16,019	7,954
	$ 846,100	903,706

  Stockholders' Equity

  Changes in the components of stockholders' equity during the quarter and six month period ended September 30, 2011 were as follows:
	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2011	36,213,293	$ 362,133	113,391,049	(75,558,469)	38,194,713

Issuance of common stock under
employee stock purchase plan	10,974	110	21,509	-	21,619
Compensation expense from
employee and director stock
option and common stock grants	-	-	91,087	-	91,087
Net loss	-	-	-	(1,043,543)	(1,043,543)
Balances at June 30, 2011	36,224,267	362,243	113,503,645	(76,602,012)	37,263,876

Issuance of common stock under
stock bonus plan	107,917	1,079	167,545	-	168,624
Issuance of common stock under
employee stock purchase plan	523	5	1,370	-	1,375
Purchase of treasury stock	(6,191)	(62)	(12,314)	-	(12,376)
Compensation expense from
employee and director stock
option and common stock grants	-	-	389,914	-	389,914
Net loss	-	-	-	(1,586,185)	(1,586,185)
Balances at September 30, 2011	36,326,516	$ 363,265	114,050,160	(78,188,197)	36,225,228

  Significant Customers

  We have historically derived significant revenue from a few key customers. Revenue from CODA Automotive totaled $818,555 and $358,800, and $818,555 and $427,800 for the quarters and six month periods ended September 30, 2011 and 2010, respectively, which was 35 percent and 18 percent, and 22 percent and 9 percent, of our consolidated total revenue, respectively.

  Trade accounts receivable from CODA Automotive were 6 percent and 16 percent of total accounts receivable as of September 30, 2011 and March 31, 2011, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $2,354,850 and $832,320 as of September 30, 2011 and March 31, 2011, respectively.

  Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $135,547 and $317,053 and $208,849 and $844,334 for the quarters and six month periods ended September 30, 2011 and 2010, respectively, which was 6 percent and 16 percent, and 6 percent and 18 percent of our consolidated total revenue for the quarters and six month periods ended September 30, 2011 and 2010, respectively. Accounts receivable from government-funded contracts represented 69 percent and 49 percent of total accounts receivable as of September 30, 2011 and March 31, 2011, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $35,438 and $328,689 and $55,724 and $715,611 for the quarters and six months ended September 30, 2011 and 2010, respectively, which represented 2 percent and 16 percent, and 2 percent and 16 percent, of our consolidated total revenue for the quarters and six month periods ended September 30, 2011 and 2010, respectively. There were no accounts receivable balances or inventories for this customer at September 30, 2011 and March 31, 2011, respectively.

  Income Taxes

  The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

  We recognize interest and penalties related to uncertain tax positions in "Other Income (expense)," net. As of September 30, 2011 and 2010, we had no provisions for interest or penalties related to uncertain tax positions.

  The tax years 2006 through 2010 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

  Loss Per Common Share

  Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2011 and 2010, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 167,680 and 194,335 shares were being held by the Company. For the quarters and six month periods ended September 30, 2011 and 2010 zero and 8,686, and zero and 13,682 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At September 30, 2011 and 2010, options to purchase 3,450,310 and 3,216,601 shares of common stock, respectively, were outstanding. For the quarters and six month periods ended September 30, 2011 and 2010, respectively, options for 3,423,669 and 1,268,268 and 2,430,435 and 1,189,700 shares, respectively, were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options determined under the treasury stock method to acquire 919 and 297,312, and 34,474 and 465,862 shares of common stock for the quarters and six month periods ended September 30, 2011 and 2010, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

  Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

  Cash and cash equivalents, accounts receivable, and accounts payable:

  The carrying amounts approximate fair value because of the short maturity of these instruments.

  Investments:

  The carrying value of these instruments is the amortized cost of the investments which approximates fair value. See Note 5.

  Fair Value Measurements

  Liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 632,191	-	-	632,191

Note (1) Included in long term liabilities on our consolidated balance sheet as of September 30, 2011.

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

  A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of the period	$ 614,381	1,166,480	1,316,372	1,155,416
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses (realized and
unrealized):
Included in earnings	17,810	94,605	55,019	105,669
Included in other comprehensive
income	-	-	-	-
Purchases, sales, issuances, and
settlements, net	-	-	(739,200)	-
Balance at the end of the period	$ 632,191	1,261,085	632,191	1,261,085

Loss for the period included in earnings
attributable to the Level 3 liability still held
at the end of the period	$ 17,810	94,605	55,019	105,669

  Segments

  Effective April 1, 2011 the Company merged its wholly-owned subsidiary UQM Power Products, Inc. into UQM Technologies, Inc. As a result of this merger the operations of each of these entities are no longer managed or reported upon to management separately, and accordingly, the Company is no longer presenting segment information in its financial statements.

  Last fiscal year we had two reportable segments: technology and power products. These reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different business strategies. The technology segment encompassed our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompassed the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense were allocated to each segment annually based on factors established at the beginning of the fiscal year. The percentages allocated to the technology segment and power products segment were 69 percent and 31 percent for the quarter and six month periods ended September 30, 2010, respectively.

  Intersegment sales or transfers, which were eliminated upon consolidation, were $524,754 and $641,330, for the quarter and six month period ended September 30, 2010.

  The Company leased office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company. During the quarter and six month period ended September 30, 2010 this wholly-owned subsidiary's operations were included as part of the former Power Products segment. Intercompany lease payments were based on a negotiated rate for the square footage occupied and were $212,004, and $257,904, for the quarter and six month period ended September 30, 2010, and were eliminated upon consolidation.

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

  The following table summarizes significant financial statement information, after deducting intersegment eliminations of each of the reportable segments as of and for the six month period ended September 30, 2010:

		Power
	Technology	Products	Total
Revenue	$3,046,029	1,536,853	4,582,882
Interest income	$58,651	1,002	59,653
Depreciation and amortization	$(228,858)	(159,747)	(388,605)
Segment loss	$(45,136)	(819,527)	(864,663)
Total assets	$32,014,383	10,309,722	42,324,105
Expenditures for long-lived segment assets	$(671,102)	(3,776,439)	(4,447,541)

  Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with four of our officers. Three of these agreements expire on August 22, 2012 and one agreement expires on August 31, 2015. The aggregate future base salary payable to these four executive officers under the employment agreements, over their remaining terms is $2,289,750. In addition, we have recorded a liability of $632,191 and $1,316,372 at September 30, 2011 and March 31, 2011, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company's current officers.

Lease Commitments

At September 30, 2011 there were no operating leases with initial non-cancelable terms in excess of one year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

toc

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA Automotive, future financial results and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors.

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

We have entered into a ten year supply agreement with CODA Automotive to supply UQM® PowerPhase Pro® electric propulsion systems to CODA for their all-electric passenger automobile which is scheduled to be introduced in California later this calendar year. The CODA vehicle is propelled by a 100 kW UQM PowerPhase Pro electric propulsion system. Onboard power is provided by a 33.8 kWh lithium-ion battery, the vehicle is expected to have a range between charges of 90 to 120 miles depending on individual driving habits. CODA has also announced their plan to sell the vehicle in the State of Hawaii.

During the quarter we finalized preparations for the launch of volume production and completed deliveries of pre-production systems to CODA for their demonstration and engineering vehicle fleets. Launch preparations included finalizing negotiations with suppliers for our international supply chain, placing orders of production parts, implementing enhanced material planning, receiving and quality processes, final throughput validation and balancing of our motor and controller volume production lines. Late in the quarter, we began building automotive qualified propulsion systems on our high volume production lines to support CODA's planned start of vehicle production later this calendar year. CODA has stated that it hopes to sell between 10,000 and 14,000 vehicles in the first year following introduction of the vehicle. If CODA achieves their sales objectives we expect our revenue from the sale of propulsion systems to CODA and our working capital requirements to increase materially. In addition, since the beginning of the calendar year we have experienced significant price escalation in the cost of magnets used in our motors, which contain the rare earth elements neodymium and dysprosium. These price increases have been driven primarily by changes in government policy in China, where our magnets are made and who currently produces approximately 96 percent of rare earth metals according to WinterGreen Research. In reaction to these developments, several mining companies worldwide have announced their plans to increase production or restart production of rare earth elements, which is expected to increase world supplies and result in a reduction in the price of these elements over the next couple of years. Beginning in mid-September, magnet prices began to decline modestly and have continued to decline through mid-October. We have taken the following steps to mitigate the effect of these geo-political events on our company; 1) begun to investigate other magnets that contain no rare earth materials; and 2) amended our supply agreement with CODA Automotive to pass a substantial portion of increased magnet purchase costs through to CODA in the form of a surcharge. We have also implemented a magnet price surcharge for customers in the other markets we serve. We intend to closely monitor events and may adopt additional measures should market conditions for these materials not improve as we currently expect.

We also have supply agreements with Proterra, Inc., a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International, a developer and manufacturer of all-electric medium-duty delivery trucks. We expect to make additional deliveries under both of these agreements throughout fiscal 2012.

We have a $45.1 million Grant from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA") to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, Electric Vehicles International and other customers are eligible for reimbursement under the DOE program. We recorded reimbursements of $8.6 million under the DOE Grant through September 30, 2011 for capital assets acquired, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant through September 30, 2011 of $6.2 million.

During the quarter, we were awarded a $3 million contract by the U.S. Department of Energy for the development of non-rare-earth magnet electric motors for use in electric and hybrid electric vehicles. We will cost-share 25 percent of the $4 million total effort under the development program. Under the award, the engineering team at UQM will work collaboratively with Ames Laboratory, the National Renewable Energy Laboratory and Oak Ridge National Laboratory, to develop and apply these new magnet materials in a high performance permanent magnet motor.

We have listed our former facility in Frederick, Colorado for sale with a commercial broker. As a result, the carrying value of the facility has been reclassified to current assets and listed under the caption facility held for sale.

We expect demand for our electric propulsion system and generator products to remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers. This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging Corporate Average Fuel Economy Standards (CAFE) and global carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks. We expect to see further improvements in deliveries to these markets as the global economy continues to improve.

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2011 were $19,049,434 and working capital (the excess of current assets over current liabilities) was $27,016,925 compared with $24,211,275 and $27,413,664, respectively, at March 31, 2011. The decrease in cash and short-term investments and working capital is primarily attributable to investments in property and equipment, operating losses, higher levels of inventories and lower levels of accounts payable, partially offset by lower levels of accounts receivable.

Accounts receivable decreased $893,310 to $2,633,744 at September 30, 2011 from $3,527,054 at March 31, 2011. The decrease is primarily due to decreased levels of product shipments during the third month of the quarter versus the third month of the quarter ended March 31, 2011 partially offset by higher levels of billings under our DOE Grant. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We had an allowance for bad debts of $70,943 at September 30, 2011. No allowance for bad debts was deemed necessary at March 31, 2011.

Costs and estimated earnings on uncompleted contracts increased $147,372 to $274,147 at September 30, 2011 versus $126,775 at March 31, 2011. The increase is due to less favorable billing terms on certain contracts in process at September 30, 2011 versus March 31, 2011. Estimated earnings on contracts in process increased to $490,535 on contracts in process of $1,911,891 at September 30, 2011 compared to estimated earnings on contracts in process of $424,184 on contracts in process of $4,530,042 at March 31, 2011. The increase in estimated earnings is attributable to higher expected margins on certain contracts in process at September 30, 2011.

Inventories increased $2,043,855 to $4,257,296 at September 30, 2011 principally due to higher levels of raw material inventories and finished goods inventories. Raw material and finished goods inventories increased $2,104,490 and $46,093, respectively, reflecting higher levels of inventory on hand for the CODA production program at September 30, 2011. Work-in-process inventory decreased $106,728, reflecting decreased levels of low volume propulsion system builds in process at September 30, 2011.

Prepaid expenses and other current assets increased to $1,178,786 at September 30, 2011 from $367,154 at March 31, 2011 primarily due to prepayments on raw material purchases and commercial insurance policies.

We invested $439,389 and $1,329,245 for the acquisition of property and equipment, before reimbursements from the DOE Grant, during the quarter and six months ended September 30, 2011 compared to $2,022,708 and $4,441,304 during the comparable quarter and six months period last fiscal year. The decrease in capital expenditures is primarily attributable to decreased purchases of equipment this quarter resulting from completion of the installation of our volume production lines and our dynomometer test cells. Cash reimbursements for capital assets under the DOE Grant for the quarter and six months period ended September 30, 2011 and September 30, 2010 were $416,123 and $1,078,743, respectively.

Patent costs increased to $264,260 at September 30, 2011 versus $264,091 at March 31, 2011 primarily due to increased patent application costs offset by the systematic amortization of patent issuance costs. Trademark costs decreased to $116,088 at September 30, 2011 versus $118,331 at March 31, 2011 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $221,764 to $1,151,639 at September 30, 2011 from $1,373,403 at March 31, 2011, primarily due to the payment of construction billings for our dynomometer test cells in our Longmont, Colorado facility.

Other current liabilities decreased to $846,100 at September 30, 2011 from $903,706 at March 31, 2011. The decrease is primarily attributable to lower levels of customer deposits and construction retainage, partially offset by increased levels of accrued payroll and employee benefits at September 30, 2011.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to zero at September 30, 2011 from $15,726 at March 31, 2011 reflecting decreased billings on certain engineering contracts in process at September 30, 2011 in advance of the performance of the associated work versus March 31, 2011.

Short-term deferred compensation under executive employment agreements decreased to zero at September 30, 2011 from $739,200 at March 31, 2011 reflecting a retirement payment made to the Company's former CEO during the first quarter of the fiscal year.

Common stock and additional paid-in capital were $363,265 and $114,050,160, respectively, at September 30, 2011 compared to $362,133 and $113,391,049 at March 31, 2011. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended September 30, 2011

Operations for the second quarter ended September 30, 2011, resulted in a net loss of $1,586,185, or $0.04 per common share, compared to a net loss of $377,793, or $0.01 per common share for the comparable quarter last year. The increase in net loss is primarily attributable to the inclusion in the prior year comparable quarter of a $2,008,981 payment representing recoverable costs for prior periods under our DOE Grant partially offset by increased recurring reimbursements of product qualification and testing costs under the DOE Grant and improved gross profit margins during the quarter ended September 30, 2011.

Revenue from contract services increased to $135,547 at September 30, 2011 versus $43,262 for the comparable quarter last year. The increase is primarily due to increased levels of customer funded engineering activities.

Product sales revenue for the second quarter increased to $2,198,676 versus $1,984,296 for the comparable period last fiscal year. The increase is primarily due to increased propulsion system shipments to CODA Automotive under our supply agreement partially offset by decreased levels of prototype propulsion system sales.

Gross profit margins for the quarter ended September 30, 2011 increased to 43.7 percent compared to 11.2 percent for the quarter ended September 30, 2010. Gross profit margin on contract services was 36.5 percent for the second quarter this fiscal year compared to a negative 273.2 percent for the quarter ended September 30, 2010. Gross margins in the comparable quarter last year include the accrual of program overrun costs which resulted in negative gross margins. The improvement is primarily attributable to higher expected margins on contracts in process at September 30, 2011. Gross profit margin on product sales for the second quarter this year increased to 44.2 percent compared to 17.4 percent for the second quarter last year. The increase is primarily due to favorable product mix and improved overhead absorption arising from higher volumes.

Research and development expenditures for the second quarter decreased to $647 compared to $152,628 for the second quarter last fiscal year reflecting reduced levels of cost-sharing on government research programs and lower levels of on-going internally-funded software research activities.

Production engineering costs were $1,622,163 for the second quarter versus $856,682 for the second quarter last fiscal year. The increase is attributable to an expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations, development of our next generation of PowerPhase Pro propulsion systems for the passenger automobile market, and increased engineering activities related to product qualification and testing activities on our higher power system for the truck and bus market.

Reimbursement of product qualification and testing costs under the DOE Grant totaled $1,111,034 for the quarter ended September 30, 2011 versus $2,551,944 for the comparable period last fiscal year. During the second quarter last fiscal year the Company satisfied various conditions of the Grant allowing for the recognition and reimbursement of all product qualification and testing costs incurred between August 5, 2009 and September 30, 2010. During the second quarter last year we recorded reimbursements of $2,008,981 for product qualification and testing costs incurred between August 5, 2009 and June 30, 2010. Excluding this item, reimbursements for the quarter ended September 30, 2011 increased $568,071 versus the comparable quarter last year reflecting increased levels of reimbursable product qualification and testing costs.

Selling, general and administrative expense for the quarter ended September 30, 2011 was $2,099,025 compared to $2,177,981 for the same quarter last year. The decrease is primarily attributable to decreased levels of executive compensation expense associated with our transition to a new CEO during the comparable quarter last year.

Interest income decreased to $641 for the quarter ended September 30, 2011 versus $30,945 for the same quarter last fiscal year. The decrease is attributable to lower invested balances and lower yields on invested cash balances.

Six Months Ended September 30, 2011

Operations for the six month period ended September 30, 2011, resulted in a net loss of $2,629,728, or $0.07 per common share, compared to a net loss of $864,663, or $0.02 per common share for the comparable period last year. The increase in net loss is primarily attributable to higher levels of production engineering expenses and a decrease in the total amount of reimbursements of product qualification and testing costs under the DOE Grant resulting from the one-time recognition of prior period reimbursements in the comparable period last year and a customer bankruptcy settlement in the prior year period. The foregoing increase in net loss was partially offset by improved gross profit margins during the six month period ended September 30, 2011.

Revenue from contract services decreased to $211,849 for the six month period ended September 30, 2011 versus $345,490 for the comparable period last year. The decrease is due to the application of engineering resources to production engineering activities and reduced levels of funded development programs.

Product sales for the six month period ended September 30, 2011 decreased to $3,437,434, compared to $4,237,392 for the comparable period last year. The decrease is primarily due to decreased shipments of prototype propulsion systems and generators, DC-to-DC converters and vehicle auxiliary motors partially offset by increased propulsion system shipments to CODA Automotive.

Gross profit margins for the six month period ended September 30, 2011 increased to 44.1 percent compared to 26.0 percent for the comparable six month period last fiscal year. The increase is primarily due to favorable product mix and improved overhead absorption arising from a change in the method of allocating costs associated with excess facility capacity and increased contract services margins. Gross profit margin on contract services increased for the six month period to 37.8 percent versus negative 1.5 percent for the comparable six month period last fiscal year primarily due to the higher expected margins on certain contracts in process at September 30, 2011. Gross profit margin on product sales for the six month period ended September 30, 2011 increased to 44.5 percent compared to 28.2 percent for the comparable period last year. The increase is primarily due to favorable product mix and improved overhead absorption arising from a change in the method of allocating costs associated with excess facility capacity.

Research and development expenditures for the six month period ended September 30, 2011 decreased to $4,810 compared to $271,947 for the same period last year. The decrease is primarily due to reduced levels of internally funded programs.

Production engineering costs were $3,196,986 for the six month period ended September 30, 2011 versus $1,660,316 for the comparable six month period last year. The increase is attributable to an expansion of the group and its activities in preparation for the launch of higher volume manufacturing operations, development of our next generation of PowerPhase Pro propulsion systems for the passenger automobile market, and increased engineering activities related to product qualification and testing activities on our higher power system for the truck and bus market.

Reimbursements of costs under DOE Grant were $2,232,670 for the six months ended September 30, 2011 versus $2,551,944 for the comparable period last year. During the second quarter last fiscal year the Company satisfied various conditions of the Grant allowing for the recognition and reimbursement of all product qualification and testing costs incurred between August 5, 2009 and September 30, 2010. During the first half last year we recorded reimbursements of $1,546,446 for product qualification and testing costs incurred between August 5, 2009 and March 31, 2010. Excluding this item, reimbursements for the six months ended September 30, 2011 increased $1,227,172 versus the comparable period last year reflecting increased levels of reimbursable product qualification and testing costs.

Selling, general and administrative expense for the six month period ended September 30, 2011 was $3,288,628 compared to $3,000,822 for the same period last year. The increase is attributable to increases in salary and benefits expenses associated with an expansion in our administrative staff, higher levels of accounting fees, bad debt charges, and increased recruiting and general insurance costs partially offset by decreases in non-cash equity based compensation and marketing expenses.

Interest income decreased to $15,895 for the six month period ended September 30, 2011 versus $59,653 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Other income decreased to $557 for the six month period ended September 30, 2011 versus $265,140 for the comparable period last year, reflecting a cash recovery upon completion of a former customer's bankruptcy proceedings during the first half last fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and six month period ended September 30, 2011 were adequate to meet operating needs. At September 30, 2011, we had working capital (the excess of current assets over current liabilities) of $27,016,925 compared to $27,413,664 at March 31, 2011.

For the six month period ended September 30, 2011, net cash used in operating activities was $4,907,801 compared to net cash used in operating activities of $1,427,773 for the comparable quarter last fiscal year. The increase in cash used for the second quarter this fiscal year is primarily attributable to increased levels of inventory and prepaid expenses. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. In cases where credit is granted to customers, our standard terms are net 30 days. Significant increases in revenue, inventory or a change in our credit policies to offer extended payment terms could result in material increases in our working capital requirements. In addition, judgments regarding customers credit quality and their ability to meet their financial obligations to us could be incorrect, resulting in bad debts which could have a material adverse effect on our financial results and liquidity.

Net cash provided by investing activities for the second quarter was $1,128,724 compared to cash used in investing activities of $1,864,242 for the comparable quarter last fiscal year. The change was primarily due to increased net maturities of short-term investments, and a decrease in the amount of capital expenditures, net of reimbursements under our DOE Grant.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if available. We may need to invest greater financial resources during the remainder of fiscal 2012 and during fiscal 2013 on the commercialization of our products, including a significant increase in human resources and increased expenditures for equipment and tooling. These capital requirements may be substantially reduced by reimbursements from the Company's Grant from the DOE which reimburses 50 percent of qualified capital costs. Working capital requirements related to our supply agreement with CODA began to increase during the second quarter and could exceed $10 million if CODA achieves their twelve-month production target of 10,000 to 14,000 vehicles following introduction of the CODA all-electric passenger vehicle scheduled for later this calendar year.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our cash reserves at September 30, 2011. If customer demand accelerates substantially our working capital requirements may increase. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of September 30, 2011 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before April 12, 2012. We do not currently have sufficient funds to meet this potential future funding requirement.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2011:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations (2)	$ 16,005,528	16,005,528	-	-	-
Executive employment agreements (1)	632,191	-	510,000	-	122,191
Total	$ 16,637,719	16,005,528	510,000	-	122,191

(1) Includes severance pay obligations under executive employment agreements contingently payable upon six months' notice by four officers of the Company, but not annual cash compensation under the agreements.

(2) Consists principally of blanket purchase orders which generally may be canceled at any time by the Company. In the event of cancellation, the Company may incur cancellation charges based on negotiations with each vendor.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories, and the fair value of financial and long-lived assets and in the establishment of provisional billing rates on certain government contracts. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. We have established an allowance for doubtful accounts for potentially uncollectible trade accounts of $70,943 and zero at September 30, 2011 and March 31, 2011, respectively based on our best judgment as to the collectability of our customer accounts. In light of current economic conditions we may need to increase this allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in additional material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2011 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

Cost-Sharing and Cost-Plus Type Contracts

Some of our business with the U.S. Government and prime contractors is performed under cost-sharing or cost-plus- fixed-fee type contracts. These contracts provide for the reimbursement of costs, to the extent allocable and allowable under applicable government regulations. Typically, billings under these contracts are based on provisional rates, which are estimates of the actual costs expected to be incurred during the relevant period of performance. The final amounts qualified for reimbursement are determined in arrears, typically annually, based on the actual costs incurred during the relevant period of performance. The final costs eligible for reimbursement under these contracts may differ materially from the provisional rates. If actual costs incurred are less than the amounts estimated through provisional rates, we will be obligated to return any excess of provisional payments over final qualified costs, which could have a material adverse impact on our operating results and liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

toc

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales and related receivables are payable in U.S. dollars.

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

As of September 30, 2011, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

As of September 30, 2011 and March 31, 2011 we had accumulated deficits of $78,188,197 and $75,558,469.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to incur a net loss for the fiscal year ending March 31, 2012 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter and six month period ended September 30 , 2011 was $1,586,185 and $2,629,728 versus a net loss for the comparable quarter and six months last fiscal year of $377,793 and $864,663. Our net loss for the fiscal year ended March 31, 2011 was $1,992,358 versus a net loss for the fiscal years ended March 31, 2010 and 2009 of $4,140,872 and $4,402,019, respectively. At September 30, 2011, our cash and short-term investments totaled $19,049,434. We expect our losses to continue through at least March 31, 2012 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

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

We have installed and qualified production lines, and begun production of electric propulsion systems; however, we have not yet produced electric propulsion systems on the scale necessary to fulfill our obligations under the CODA supply agreement. We will also need to hire additional personnel as production volumes for CODA increase. We may encounter difficulties and challenges in ramping-up our operations. If we are unable to successfully increase our production volumes coincident with CODA's delivery requirements we could breach our supply agreement. If any such difficulties are encountered during production launch it could have a material adverse effect on our financial condition and results of operations.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue and intensify as shipments under the CODA supply agreement increase. CODA may become the source of a substantial portion of our revenue in at least the near-term. The magnitude of this revenue is dependent on CODA's ability to introduce and sell its passenger vehicle in commercial volumes.

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

Neodymium, a rare earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. We currently source our magnets from China, and China has indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. These policies have adversely affected the price we pay for magnets from our Chinese supplier. Although neodymium iron boron magnets are available from other sources, these alternative sources generally rely on neodymium purchased from China. These Chinese government policies could adversely affect our ability to obtain magnets in sufficient quantities, or in a timely manner, to meet our production plans. In the event that China's actions further reduce supply or cause additional price escalation, these factors could prevent us from manufacturing our products in production quantities, cause our products to be non-competitive or cause an increase in our production costs thereby reducing our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

toc

  Exhibits

  10.1 Amendment No. 1 to the Supply Agreement between the Company and CODA Automotive, Inc.

  31.1 Certification of Chief Executive Officer

  31.2 Certification of Chief Financial Officer

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K

Report regarding equity based compensation of named executives filed on July 6, 2011.

Report regarding submission of matters to a vote of security holders filed on August 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: October 27, 2011
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)