Form 10-Q
period 2011-12-31
UQM TECHNOLOGIES INC
filed 2012-01-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Yes        No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant's common stock, par value $0.01 per share at January 30, 2012 was 36,531,530.

PART I - FINANCIAL INFORMATION

toc

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

toc

	December 31, 2011	March 31, 2011
Assets

Current assets:
Cash and cash equivalents	$ 11,545,184	15,878,752
Short-term investments	3,447,893	8,332,523
Accounts receivable, net	3,952,876	3,527,054
Costs and estimated earnings in excess of billings on
uncompleted contracts	84,239	126,775
Inventories	7,992,353	2,213,441
Facility held for sale	1,621,257	-
Prepaid expenses and other current assets	1,151,932	367,154

Total current assets	29,795,734	30,445,699

Property and equipment, at cost:
Land	1,683,330	1,859,988
Building	4,474,092	6,822,850
Machinery and equipment	7,517,846	6,766,539
	13,675,268	15,449,377
Less accumulated depreciation	(4,494,696)	(4,696,942)

Net property and equipment	9,180,572	10,752,435

Patent costs, net of accumulated amortization
of $807,689 and $781,608	256,611	264,091

Trademark costs, net of accumulated amortization of $58,621 and $55,256	114,966	118,331

Other assets	374,353	223,364

Total assets	$ 39,722,236	41,803,920

		(Continued)

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	December 31, 2011	March 31, 2011
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 1,903,876	1,373,403
Other current liabilities	1,616,474	903,706
Short-term deferred compensation under executive employment
agreements	-	739,200
Billings in excess of costs and estimated earnings on
uncompleted contracts	54,236	15,726

Total current liabilities	3,574,586	3,032,035

Long-term deferred compensation under executive employment agreements	650,623	577,172

Total liabilities	4,225,209	3,609,207

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,326,516 and 36,213,293 shares
issued and outstanding	363,265	362,133
Additional paid-in capital	114,168,375	113,391,049
Accumulated deficit	(79,034,613)	(75,558,469)

Total stockholders' equity	35,497,027	38,194,713

Total liabilities and stockholders' equity	$ 39,722,236	41,803,920

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

toc

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Contract services	$ 210,047	166,687	421,896	512,177
Product sales	2,509,276	1,923,787	5,946,710	6,161,179
	2,719,323	2,090,474	6,368,606	6,673,356

Operating costs and expenses:
Costs of contract services	127,229	97,094	258,922	447,844
Costs of product sales	2,013,565	1,553,546	3,922,719	4,594,997
Research and development	5,861	10,537	10,671	282,484
Production engineering	1,210,506	874,054	4,407,492	2,534,370
Reimbursement of costs under DOE grant	(937,273)	(546,803)	(3,169,943)	(3,098,747)
Selling, general and administrative	1,149,659	1,045,845	4,438,287	4,046,667
Gain on sale of long-lived asset	-	-	(3,138)	(1,004)
	3,569,547	3,034,273	9,865,010	8,806,611

Loss before other income	(850,224)	(943,799)	(3,496,404)	(2,133,255)

Other income:
Interest income	3,386	11,150	19,281	70,803
Other	422	129	979	265,269
	3,808	11,279	20,260	336,072

Net loss	$ (846,416)	(932,520)	(3,476,144)	(1,797,183)

Net loss per common share - basic
and diluted	$ (0.03)	(0.03)	(0.10)	(0.05)

Weighted average number of shares of
common stock outstanding - basic and
diluted	36,326,516	36,137,980	36,284,675	36,030,576

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

toc

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (3,476,144)	(1,797,183)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	858,483	616,305
Non-cash equity based compensation	767,840	1,132,064
Gain on sale of equipment	(3,138)	(1,004)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(884,010)	(1,100,964)
Inventories	(5,778,912)	(592,822)
Prepaid expenses and other current assets	(784,778)	(257,595)
Accounts payable and other current liabilities	1,340,997	(358,922)
Billings in excess of costs and estimated earnings on
uncompleted contracts	38,510	(9,134)
Deferred compensation under executive
employment agreements	(665,749)	133,312
Net cash used in operating activities	(8,586,901)	(2,235,943)

Cash flows from investing activities:
Purchases of short-term investments	(7,311,047)	(16,291,905)
Maturities of short-term investments	12,195,677	16,807,566
Increase in other long-term assets	(61,828)	1,412
Acquisition of property and equipment	(1,890,405)	(6,069,182)
Property and equipment reimbursements received from DOE under
grant	1,325,094	3,004,234
Increase in patent and trademark costs	(18,601)	(7,525)
Cash proceeds from the sale of equipment	3,825	1,004
Net cash provided by (used in) investing activities	4,242,715	(2,554,396)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	22,994	1,006
Issuance of common stock upon exercise of employee stock options	-	3,570
Purchase of treasury stock	(12,376)	(143,751)
Net cash provided by (used in) financing activities	10,618	(139,175)

Decrease in cash and cash equivalents	(4,333,568)	(4,929,514)
Cash and cash equivalents at beginning of period	15,878,752	17,739,600
Cash and cash equivalents at end of period	$ 11,545,184	12,810,086

Supplemental cash flow information:
Interest paid in cash during the period	$ -	-

Non-cash investing and financing transactions:
During the nine months ended December 31, 2011 we reclassified a facility with a gross value of $2,645,793 and accumulated depreciation of $1,024,536 to facility held for sale.

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

  Allowance for Doubtful Accounts

The Company periodically evaluates the credit worthiness of its customers and establishes credit limits for each customer. The Company also establishes estimates and records an allowance for doubtful accounts based upon a number of factors including the payment history of its customers, general business conditions, specific business developments that may impact a customer's creditworthiness, and other relevant factors that may impact the ability of customers to honor their payment obligation to the Company. At December 31, 2011 and March 31, 2011 we had established an allowance for doubtful accounts of $127,697 and zero, respectively.

  Stock-Based Compensation

Stock Option Plans

As of December 31, 2011, we had 258,291 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). Under the Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is 10 years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of shares that may be granted as options to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2013. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the Plan, we issued stock options under our 1992 Incentive and Non-Qualified Option Plan, which expired by its terms in 2002. Forfeitures under the 1992 Incentive and Non-Qualified Option Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994 our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2011, we had no shares of common stock available for future grant under the Directors Plan. Option terms range from 3 to 10 years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At December 31, 2011 we had 485,282 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and nine month periods ended December 31, 2011 and 2010, we issued zero and 11,497, and zero and 277 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and nine month periods ended December 31, 2011 and 2010 was zero and $22,994, and zero and $1,006, respectively, and is included in cash provided by financing activities.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. At December 31, 2011 there were 550,320 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees and key consultants as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were zero and 213,398 shares granted under the Stock Plan during both the quarter and nine month period ended December 31, 2011 and 7,903 and 243,076 shares granted under the Stock Plan during both the quarter and nine month period ended December 31, 2010.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2011 and 2010 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Costs of contract services	$ 4,523	22,077	13,309	63,547
Costs of product sales	29,313	27,230	72,174	77,693
Research and development	231	1,684	369	15,280
Production engineering	45,729	24,876	143,755	76,084
Selling, general and administrative	38,419	200,028	538,233	899,460
	$ 118,215	275,895	767,840	1,132,064

Share-based compensation capitalized in inventories was insignificant in the quarters and nine month periods ended December 31, 2011 and December 31, 2010.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2011 and December 31, 2010 were insignificant.

All shares granted under the Director's Plan are vested.

A summary of the status of non-vested shares under the 2002 Equity Incentive Plan as of December 31, 2011 and 2010 and changes during the quarters and nine month periods ended December 31, 2011 and 2010 are presented below:

	Nine Months Ended December 31, 2011		Nine Months Ended December 31, 2010
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Option	Fair Value	Under Option	Fair Value
Non-vested at April 1	475,934	$ 1.73	338,747	$ 1.93
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	(3,610)	$ 1.79	(1,832)	$ 1.61
Non-vested at June 30	472,324	$ 1.73	336,915	$ 1.94
Granted	389,588	$ 1.68	510,132	$ 1.37
Vested	(149,126)	$ 1.41	(297,594)	$ 1.21
Forfeited	(931)	$ 1.61	-	$ -
Non-vested at September 30	711,855	$ 1.77	549,453	$ 1.80
Granted	25,000	$ 1.12	-	$ -
Vested	(64,435)	$ 2.38	(64,435)	$ 2.38
Forfeited	(1,985)	$ 1.61	(7,119)	$ 1.58
Non-vested at December 31	670,435	$ 1.69	477,899	$ 1.73

As of December 31, 2011, there was $748,644 of total unrecognized compensation costs related to stock options granted under the 2002 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 26 months. The total fair value of stock options that vested during the quarter and nine month period ended December 31, 2011 was $153,658 and $363,239. The total fair value of stock options that vested during both the quarter and nine month period ended December 31, 2010 was $153,658 and $512,720. There were options to acquire 25,000 and 414,588 shares granted under the Equity Incentive Plan during the quarter and nine month period ended December 31, 2011 and there were options to acquire zero and 510,132 shares granted under the Equity Incentive Plan during both the quarter and nine month period ended December 31, 2010.

A summary of the non-vested shares under the Stock Bonus Plan as of December 31, 2011 and 2010 and changes during the quarters and nine month periods ended December 31, 2011 and 2010 are presented below:

	Nine Months Ended December 31, 2011		Nine Months Ended December 31, 2010
		Weighted-Average		Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	Under Contract	Fair Value	Under Contract	Fair Value
Non-vested at April 1	62,199	$ 2.50	98,929	$ 2.97
Granted	-	$ -	-	$ -
Vested	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Non-vested at June 30	62,199	$ 2.50	98,929	$ 2.97
Granted	213,398	$ 2.34	235,173	$ 2.51
Vested	(107,917)	$ 2.28	(139,767)	$ 2.57
Forfeited	-	$ -	-	$ -
Non-vested at September 30	167,680	$ 2.44	194,335	$ 2.70
Granted	-	$ -	7,903	$ 1.92
Vested	-	$ -	(140,039)	$ 2.74
Forfeited	-	$ -	-	$ -
Non-vested at December 31	167,680	$ 2.44	62,199	$ 2.50

As of December 31, 2011, there was $321,513 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2011 is expected to be recognized over a weighted-average period of 28 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during both the quarter and nine month period ended December 31, 2011 was zero and $245,745 and the total fair value of common stock granted under the Stock Bonus Plan that vested during both the quarter and nine month period ended December 31, 2010 was $383,667 and $743,454.

Expected volatility is based on historical volatility. The expected life of options granted is based on historical experience.

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2011 under our 2002 Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$ 3.00	3.7 years	$ 959,001
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(6,309)	$ 3.08
Outstanding at June 30, 2011	2,624,182	$ 3.00	3.5 years	$ 39,661
Granted	389,588	$ 2.40
Exercised	-	$ -		$ -
Forfeited	(35,931)	$ 3.54
Outstanding at September 30, 2011	2,977,839	$ 2.92	4.1 years	$ -
Granted	25,000	$ 2.10
Exercised	-	$ -		$ -
Forfeited	(1,985)	$ 2.40

Outstanding at December 31, 2011	3,000,854	$ 2.91	3.9 years	$ -

Exercisable at December 31, 2011	2,330,419	$ 2.99	2.7 years	$ -

Vested and expected to vest at December 31, 2011	2,960,329	$ 2.92	3.8 years	$ -

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

Additional information with respect to stock option activity during the quarter and nine month periods ended December 31, 2011 under our Director's Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$ 2.86	3.1 years	$ 129,642
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -
Outstanding at June 30, 2011	329,786	$ 2.86	2.9 years	$ 9,734
Granted	155,122	$ 2.04
Exercised	-	$ -		$ -
Forfeited	(25,996)	$ 2.33
Outstanding at September 30, 2011	458,912	$ 2.61	3.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(13,158)	$ 3.40

Outstanding at December 31, 2011	445,754	$ 2.59	3.6 years	$ -

Exercisable at December 31, 2011	445,754	$ 2.59	3.6 years	$ -

Vested and expected to vest at December 31, 2011	445,754	$ 2.59	3.6 years	$ -

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

  Cash received by us upon the exercise of stock options for both the quarter and nine month period ended December 31, 2011 was zero. Cash received by us upon the exercise of stock options for the quarter and nine month period ended December 31, 2010 was zero and $3,570, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at December 31, 2011 and March 31, 2011 were:

	December 31, 2011		March 31, 2011
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ 225,436	(4,325)	795,451	(17,197)
Commercial paper, corporate and foreign bonds	3,222,457	(43,023)	7,227,820	(59,777)
Certificates of deposit	-	-	309,252	-
	$ 3,447,893	(47,348)	8,332,523	(76,974)

Long-term investments:
Certificates of deposit (included in other assets)	61,828	-	-	-
	$ 3,509,721	(47,348)	8,332,523	(76,974)

The time to maturity of held-to-maturity securities were:
	December 31, 2011	March 31, 2011

Less than three months	$ 2,851,308	3,432,312
Three to six months	423,744	3,086,533
Six months to one year	172,841	1,813,678
Over one year	61,828	-
	$ 3,509,721	8,332,523

  On both December 31, 2011 and March 31, 2011, the estimated period to complete contracts in process ranged from one to thirteen months. We expect to collect all related accounts receivable within sixty days of billing. The following summarizes contracts in process:

	December 31, 2011	March 31, 2011

Costs incurred on uncompleted contracts	$ 976,905	4,105,858
Estimated earnings	286,709	424,184
	1,263,614	4,530,042
Less billings to date	(1,233,611)	(4,418,993)
	$ 30,003	111,049

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 84,239	126,775
Billings in excess of costs and estimated earnings on
uncompleted contracts	(54,236)	(15,726)
	$ 30,003	111,049

  Inventories at December 31, 2011 and March 31, 2011 consist of:

	December 31, 2011	March 31, 2011

Raw materials	$ 5,843,982	1,769,614
Work-in-process	282,444	388,647
Finished products	1,865,927	55,180
	$ 7,992,353	2,213,441

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. During the quarters and nine month periods ended December 31, 2011 and 2010, there was no impairment of inventory.

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

At December 31, 2011 we have received reimbursements from the DOE under the Grant totaling $14.9 million and have grant funds receivable of $1.1 million.

The application of grant funds to eligible capital asset purchases under the Grant as of December 31, 2011 and March 31, 2011 are as follows:

	December 31, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,844,571	4,922,286	4,922,285
Machinery and Equipment	6,853,693	3,426,846	3,426,847
	$ 17,594,652	8,797,326	8,797,326

	March 31, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

  Other current liabilities at December 31, 2011 and March 31, 2011 consist of:

	December 31, 2011	March 31, 2011

Accrued payroll and employee benefits	$ 191,912	193,670
Accrued personal property and real estate taxes	332,155	223,714
Accrued warranty costs	91,302	89,463
Unearned revenue	896,747	219,751
Accrued royalties	94,734	71,398
Construction retainage	-	97,756
Other	9,624	7,954
	$ 1,616,474	903,706

  Stockholders' Equity

Changes in the components of stockholders' equity during the nine month period ended December 31, 2011 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2011	36,213,293	$ 362,133	113,391,049	(75,558,469)	38,194,713

Issuance of common stock under
employee stock purchase plan	10,974	110	21,509	-	21,619
Compensation expense from
employee and director stock
option and common stock grants	-	-	91,087	-	91,087
Net loss	-	-	-	(1,043,543)	(1,043,543)
Balances at June 30, 2011	36,224,267	362,243	113,503,645	(76,602,012)	37,263,876

Issuance of common stock under
stock bonus plan	107,917	1,079	167,545	-	168,624
Issuance of common stock under
employee stock purchase plan	523	5	1,370	-	1,375
Purchase of treasury stock	(6,191)	(62)	(12,314)	-	(12,376)
Compensation expense from
employee and director stock
option and common stock grants	-	-	389,914	-	389,914
Net loss	-	-	-	(1,586,185)	(1,586,185)
Balances at September 30, 2011	36,326,516	$ 363,265	114,050,160	(78,188,197)	36,225,228

Issuance of common stock under
stock bonus plan	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	118,215	-	118,215
Net loss	-	-	-	(846,416)	(846,416)
Balances at December 31, 2011	36,326,516	$ 363,265	114,168,375	(79,034,613)	35,497,027

  Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from CODA Automotive totaled $1,454,176 and $2,272,731, and $259,756 and $687,556 for the quarters and nine month periods ended December 31, 2011 and 2010, respectively, which was 53 percent and 36 percent, and 12 percent and 12 percent, of our consolidated total revenue, respectively.

Trade accounts receivable from CODA Automotive were 54 percent and 16 percent of total accounts receivable as of December 31, 2011 and March 31, 2011, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $5,619,195 and $832,320 as of December 31, 2011 and March 31, 2011, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $197,220 and $406,069 and $177,025 and $1,021,359 for the quarters and nine month periods ended December 31, 2011 and 2010, respectively, which was 7 percent and 6 percent, and 8 percent and 15 percent of our consolidated total revenue for the quarters and nine month periods ended December 31, 2011 and 2010, respectively. Accounts receivable from government-funded contracts represented 33 percent and 49 percent of total accounts receivable as of December 31, 2011 and March 31, 2011, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled zero and $55,724, and $46,478 and $762,088 for the quarters and nine months ended December 31, 2011 and 2010, respectively, which represented nil and 1 percent, and 2 percent and 11 percent, of our consolidated total revenue for the quarters and nine month periods ended December 31, 2011 and 2010, respectively. There were no accounts receivable balances or inventories for this customer at December 31, 2011 and March 31, 2011, respectively.

  Income Taxes

The Company currently has a full valuation allowance, as it is management's judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in "Other Income (expense)," net. As of December 31, 2011 and 2010, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2006 through 2010 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

  Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2011 and 2010, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 167,680 and 62,199 shares were being held by the Company. For the quarters and nine month periods ended December 31, 2011 and 2010 zero and zero shares, and 1,018 and 8,194 shares, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At December 31, 2011 and 2010, options to purchase 3,476,269 and 3,209,772 shares of common stock, respectively, were outstanding. For the quarters and nine month periods ended December 31, 2011 and 2010, respectively, options for 3,446,608 and 3,264,845 and 2,293,190 and 1,238,463 shares, respectively, were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options determined under the treasury stock method to acquire 7,111 and 6,914 shares, and 44,891 and 363,929 shares of common stock for the quarters and nine month periods ended December 31, 2011 and 2010, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

  Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 650,623	-	-	650,623

Note (1)	Included in long term liabilities on our consolidated balance sheet as of December 31, 2011.

Liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$ 1,316,372	-	-	1,316,372

Note (1)	$739,200 included in current liabilities and $577,172 included in long term liabilities on our consolidated balance sheet as of March 31, 2011.

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Balance at beginning of the period	$ 632,191	1,261,085	1,316,372	1,155,416
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses (realized and
unrealized):
Included in earnings	18,432	27,643	73,451	133,312
Included in other comprehensive
income	-	-	-	-
Purchases, sales, issuances, and
settlements, net	-	-	(739,200)	-
Balance at the end of the period	$ 650,623	1,288,728	650,623	1,288,728

Loss for the period included in earnings
attributable to the Level 3 liability still held
at the end of the period	$ 18,432	27,643	73,451	133,312

  Segments

Effective April 1, 2011 the Company merged its wholly-owned subsidiary UQM Power Products, Inc. into UQM Technologies, Inc. As a result of this merger the operations of each of these entities are no longer managed or reported upon to management separately, and accordingly, the Company is no longer presenting segment information in its financial statements.

Last fiscal year we had two reportable segments: technology and power products. These reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different business strategies. The technology segment encompassed our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompassed the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense were allocated to each segment annually based on factors established at the beginning of the fiscal year. The percentages allocated to the technology segment and power products segment were 69 percent and 31 percent for the quarter and nine month periods ended December 31, 2010, respectively.

Intersegment sales or transfers, which were eliminated upon consolidation, were $75,944 and $717,274, for the quarter and nine month period ended December 31, 2010.

The Company leased office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company. During the quarter and nine month period ended December 31, 2010 this wholly-owned subsidiary's operations were included as part of the former Power Products segment. Intercompany lease payments were based on a negotiated rate for the square footage occupied and were $212,404 and $469,908 for the quarter and nine month period ended December 31, 2010, and were eliminated upon consolidation.

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

  Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with all of our executive officers. Three of these agreements expire on August 22, 2012, one agreement expires on November 30, 2014 and the other agreement expires on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements, over their remaining terms is $2,596,333. In addition, we have recorded a liability of $650,623 and $1,316,372 at December 31, 2011 and March 31, 2011, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company's current officers.

Lease Commitments

At December 31, 2011 there were no operating leases with initial non-cancelable terms in excess of one year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

toc

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA Automotive, Electric Vehicles International and Proterra, future financial results and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors.

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

We have entered into a ten year supply agreement with CODA Automotive ("CODA") to supply UQM® PowerPhase Pro® electric propulsion systems to CODA for their all-electric passenger automobile which is scheduled to be introduced in the state of California early in calendar year 2012. Onboard power is provided by a 31 kWh lithium-ion battery, the vehicle is expected to have a range of up to 125 miles depending on individual driving habits. CODA has announced dealers in three regions of California and they plan to sell the vehicle in the state of Washington and the state of Hawaii and assign additional dealers in key regions of the United States in calendar year 2012.

During the quarter we began volume production and deliveries of PowerPhase Pro® electric propulsion systems to CODA Automotive. CODA has stated that it hopes to sell between 10,000 and 14,000 vehicles annually. Primarily as a result of initial shipments to CODA, our product sales revenue for the quarter ended December 31, 2011 increased approximately 30 percent. We recognize revenue on shipments to CODA when the units are delivered to a port in China. As a result, revenue from shipments to CODA is recognized approximately 4 to 5 weeks following the date the units are shipped from our Longmont, Colorado facility. If CODA achieves their sales objectives we expect our revenue from the sale of propulsion systems to CODA and our working capital requirements to increase materially. In addition, since the beginning of calendar year 2011 we have experienced significant price escalation in the cost of magnets used in our motors, which contain the rare earth elements neodymium and dysprosium. These price increases have been driven primarily by changes in government policy in China, where our magnets are made and who currently produces approximately 96 percent of rare earth metals according to WinterGreen Research. In reaction to these developments, several mining companies worldwide have announced their plans to increase production or restart production of rare earth elements, which is expected to increase world supplies and result in a reduction in the price of these elements over the next couple of years. As of mid-January 2012, the price of neodymium and dysprosium have decreased approximately 50 percent and 25 percent, respectively from their peak price in the summer of 2011 according to data published by metal-pages.com, but are nevertheless, still well above the base line prices at the beginning of calendar year 2011. We have taken the following steps to mitigate the effect of these geo-political events on our company: 1) begun to investigate other magnets that contain no rare earth materials; and 2) amended our supply agreement with CODA Automotive to pass a substantial portion of increased magnet purchase costs through to CODA in the form of a surcharge. We have also implemented a magnet price surcharge for customers in the other markets we serve. We intend to closely monitor events and may adopt additional measures should market conditions for these materials not continue to improve.

We also supply electric propulsion systems to Proterra, Inc. ("Proterra"), a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International ("EVI"), a developer and manufacturer of all-electric medium-duty delivery trucks. EVI recently announced that they have received an order from UPS for 100 all-electric delivery vans powered by our electric propulsion systems, the majority of which are expected to be delivered in calendar year 2012.

We have a $45.1 million Grant from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA") to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, EVI and other customers are eligible for reimbursement under the DOE program. We recorded reimbursements of $8.8 million under the DOE Grant through December 31, 2011 for capital assets acquired, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant through December 31, 2011 of $7.2 million.

We were recently awarded a $3 million contract by the U.S. Department of Energy for the development of non-rare-earth magnet electric motors for use in electric and hybrid electric vehicles. We will cost-share 25 percent of the $4 million total effort under the development program. Under the award, the engineering team at UQM will work collaboratively with Ames Laboratory, the National Renewable Energy Laboratory and Oak Ridge National Laboratory, to develop and apply these new magnet materials in a high performance permanent magnet motor. In addition, we are working on a production qualified and higher power version of our larger frame size PowerPhase HD electric propulsion system for the medium-duty truck and bus markets. This system, which we expect to introduce early in calendar year 2012, is expected to produce 220 kW of peak power in a smaller more cost effective package. We have also begun work on the next generation PowerPhase Pro system for the automotive market. The objectives of this program is to introduce a higher performance electric propulsion system that has increased efficiency over a broader operating range, a smaller package size and reduced costs.

On December 1, 2011, Adrian Schaffer joined the Company as Vice President of Sales and Business Development. Mr. Schaffer has extensive experience in sales and business development in both domestic and overseas markets, including nearly twenty years in senior executive and sales positions at Motorola and Linamar where he successfully launched new technologies that are now a part of the global vehicle marketplace.

Our former facility in Frederick, Colorado is currently listed for sale with a commercial broker. As a result, the carrying value of the facility has been classified as a current asset and listed under the caption facility held for sale.

We expect demand for our electric propulsion system and generator products to remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers. This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging Corporate Average Fuel Economy Standards ("CAFE") and global carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

In the truck market, we are continuing to supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2011 were $14,993,077 compared with $24,211,275 at March 31, 2011. The decrease in cash and short-term investments is primarily attributable to operating losses, higher levels of inventories and accounts receivable, investments in property and equipment, and prepayments on raw material purchases. Working capital at December 31, 2011 (the excess of current assets over current liabilities) was $26,221,148 versus $27,413,664 at March 31, 2011. The decrease in working capital is primarily attributable to operating losses and investments in property and equipment.

Accounts receivable increased $425,822 to $3,952,876 at December 31, 2011 from $3,527,054 at March 31, 2011. The increase is primarily due to increased levels of product shipments during the third quarter this fiscal year versus the third quarter last fiscal year and lower levels of billings outstanding under our DOE Grant. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are an irrevocable letter of credit or cash payment in advance of delivery. During the quarter, our customer Saab filed for bankruptcy protection. As a result, we established an allowance for bad debts of $127,697 at December 31, 2011 representing approximately 90 percent of the amount due from Saab. No allowance for bad debts was deemed necessary at March 31, 2011.

Costs and estimated earnings on uncompleted contracts decreased $42,536 to $84,239 at December 31, 2011 versus $126,775 at March 31, 2011. The decrease is due to more favorable billing terms on certain contracts in process at December 31, 2011 versus March 31, 2011. Estimated earnings on contracts in process decreased to $286,709 on contracts in process of $1,263,614 at December 31, 2011 compared to estimated earnings on contracts in process of $424,184 on contracts in process of $4,530,042 at March 31, 2011. The decrease in estimated earnings is attributable to lower levels of funded engineering contracts in process partially offset by higher expected margins on certain contracts in process at December 31, 2011.

Inventories increased $5,778,912 to $7,992,353 at December 31, 2011 principally due to the ramping up of production for CODA Automotive. Raw material and finished goods inventories increased $4,074,368 and $1,810,747, respectively. Work-in-process inventory decreased $106,203, reflecting decreased levels of low volume propulsion system builds in process at December 31, 2011.

Prepaid expenses and other current assets increased to $1,151,932 at December 31, 2011 from $367,154 at March 31, 2011 primarily due to prepayments on our commercial insurance policies and certain raw material purchases.

We invested $561,160 and $1,890,405 for the acquisition of property and equipment, before reimbursements from the DOE Grant, during the quarter and nine months ended December 31, 2011 compared to $1,627,878 and $6,069,182 during the comparable quarter and nine months period last fiscal year. The decrease in capital expenditures is primarily attributable to decreased purchases of equipment this quarter reflecting completion of the installation of our volume production lines and the substantial completion of our new dynamometer test cells. Cash reimbursements for capital assets under the DOE Grant for the quarters and nine month periods ended December 31, 2011 and December 31, 2010 were $246,351 and $1,325,094, and $779,458 and $3,004,234, respectively.

Patent costs decreased to $256,611 at December 31, 2011 versus $264,091 at March 31, 2011 primarily due to the systematic amortization of patent issuance costs which were partially offset by patent application costs. Trademark costs decreased to $114,966 at December 31, 2011 versus $118,331 at March 31, 2011 primarily due to the systematic amortization of trademark costs.

Accounts payable increased $530,473 to $1,903,876 at December 31, 2011 from $1,373,403 at March 31, 2011, primarily due to increased levels of raw material purchases associated with the ramp up of production for CODA.

Other current liabilities increased to $1,616,474 at December 31, 2011 from $903,706 at March 31, 2011. The increase is primarily attributable to deferred revenue arising from our magnet purchase arrangement with CODA and higher levels of customer deposits and accrued property taxes at December 31, 2011.

Billings in excess of costs and estimated earnings on uncompleted contracts increased to $54,236 at December 31, 2011 from $15,726 at March 31, 2011 reflecting increased billings on certain engineering contracts in process at December 31, 2011 in advance of the performance of the associated work versus March 31, 2011.

Short-term deferred compensation under executive employment agreements decreased to zero at December 31, 2011 from $739,200 at March 31, 2011 reflecting a retirement payment made to the Company's former CEO during the first quarter of the fiscal year.

Common stock and additional paid-in capital were $363,265 and $114,168,375, respectively, at December 31, 2011 compared to $362,133 and $113,391,049 at March 31, 2011. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended December 31, 2011

Operations for the third quarter ended December 31, 2011 resulted in a net loss of $846,416, or $0.03 per common share, compared to a net loss of $932,520, or $0.03 per common share for the comparable quarter last year. The decrease in net loss is primarily attributable to an increase in gross margin contribution dollars which increased 32 percent to $578,529 for the quarter ended December 31, 2011 versus $439,834 for the comparable quarter last fiscal year due to a similar percentage increase in total revenue.

Revenue from contract services increased to $210,047 at December 31, 2011 versus $166,687 for the comparable quarter last year. The increase is primarily due to increased levels of customer funded engineering activities.

Product sales revenue for the third quarter increased to $2,509,276 versus $1,923,787 for the comparable period last fiscal year. The increase is primarily due to increased propulsion system shipments to CODA Automotive under our supply agreement partially offset by decreased levels of prototype propulsion system sales.

Gross profit margins for the quarter ended December 31, 2011 were 21 percent compared to 21 percent for the quarter ended December 31, 2010. Gross profit margin on contract services was 39 percent for the third quarter this fiscal year compared to 42 percent for the quarter ended December 31, 2010. The decrease is primarily attributable to lower expected margins on contracts in process at December 31, 2011. Gross profit margin on product sales for the third quarter increased to 20 percent compared to 19 percent for the third quarter last year. The increase is primarily due to favorable product mix and improved overhead absorption arising from higher volumes.

Research and development expenditures for the third quarter decreased to $5,861 compared to $10,537 for the same quarter last fiscal year reflecting reduced levels of cost-sharing on government research programs and lower levels of internally-funded software research activities.

Production engineering costs were $1,210,506 for the third quarter versus $874,054 for the third quarter last fiscal year. The increase is attributable to an expansion of our production engineering group and its activities associated with the launch of higher volume manufacturing operations during the quarter, development activities on our next generation of PowerPhase Pro propulsion systems for the passenger automobile market, and increased product qualification and testing activities on our higher power system for the truck and bus market.

Reimbursement of product qualification and testing costs under the DOE Grant totaled $937,273 or 77.4 percent of production engineering costs for the quarter ended December 31, 2011 versus $546,803 or 62.6 percent of production engineering costs for the comparable period last fiscal year. The increase in reimbursements reflects an increase in the volume of qualified engineering activities and an increase in the percentage of costs eligible for reimbursement arising from the timing of actual overhead cost incurrence versus annual reimbursable overhead estimates.

Selling, general and administrative expense for the quarter ended December 31, 2011 was $1,149,659 compared to $1,045,845 for the same quarter last year. The increase versus the comparable amount last fiscal year is primarily attributable to increased levels of recruiting expenses and the establishment of an allowance for bad debts arising from the bankruptcy filing of Saab.

Interest income decreased to $3,386 for the quarter ended December 31, 2011 versus $11,150 for the same quarter last fiscal year. The decrease is attributable to lower invested balances and lower yields on invested cash balances.

Nine Months Ended December 31, 2011

Operations for the nine month period ended December 31, 2011, resulted in a net loss of $3,476,144, or $0.10 per common share, compared to a net loss of $1,797,183, or $0.05 per common share for the comparable period last year. The increase in net loss is primarily attributable to higher levels of production engineering expenses, net of reimbursements under our DOE Grant, which were partially offset by increased gross profit contribution dollars for the nine month period. The comparable prior year period results include $1,546,446 of additional reimbursements under the DOE Grant arising from costs incurred in prior periods and a customer bankruptcy settlement of $265,269 which reduced net loss for the nine month period last fiscal year.

Revenue from contract services decreased to $421,896 for the nine month period ended December 31, 2011 versus $512,177 for the comparable period last year. The decrease is due to the allocation of additional engineering resources to production engineering activities from customer funded activities.

Product sales for the nine month period ended December 31, 2011 decreased to $5,946,710, versus to $6,161,179 for the comparable period last fiscal year. The decrease is primarily due to decreased shipments of prototype propulsion systems and generators, DC-to-DC converters and vehicle auxiliary motors partially offset by increased propulsion system shipments to CODA Automotive.

Gross profit margins for the nine month period ended December 31, 2011 increased to 34 percent compared to 24 percent for the comparable nine month period last fiscal year. The increase is primarily due to favorable product mix and improved overhead absorption, lower manufacturing burden arising from a change in the method of allocating excess facility capacity costs and increased contract services margins. Gross profit margin on contract services increased for the nine month period to 39 percent versus 13 percent for the comparable nine month period last fiscal year primarily due to the higher expected margins on certain contracts in process at December 31, 2011. Gross profit margin on product sales for the nine month period ended December 31, 2011 increased to 34 percent compared to 25 percent for the comparable period last year. The increase is primarily due to favorable product mix, improved overhead absorption and lower manufacturing burden arising from a change in the method of allocating costs associated with excess facility capacity.

Research and development expenditures for the nine month period ended December 31, 2011 decreased to $10,671 compared to $282,484 for the same period last year. The decrease is primarily due to reduced levels of internally funded research programs.

Production engineering costs were $4,407,492 for the nine month period ended December 31, 2011 versus $2,534,370 for the comparable nine month period last year. The increase is attributable to an expansion of the production engineering group and its activities associated with the launch of higher volume manufacturing operations, development of our next generation of PowerPhase Pro propulsion systems for the passenger automobile market, and increased product qualification and testing activities on our higher power system for the truck and bus market.

Reimbursements of costs under the DOE Grant were $3,169,943 for the nine months ended December 31, 2011 versus $3,098,747 for the comparable period last year. During the second quarter last fiscal year the Company satisfied various conditions of the Grant allowing for the recognition and reimbursement of all product qualification and testing costs incurred between August 5, 2009 and September 30, 2010. During the nine month period we recorded reimbursements of $1,546,446 for product qualification and testing costs incurred between August 5, 2009 and March 31, 2010. Excluding this amount, reimbursements for the nine months ended December 31, 2011 increased $1,617,642 versus the comparable period last year reflecting increased levels of reimbursable product qualification and testing costs.

Selling, general and administrative expense for the nine month period ended December 31, 2011 was $4,438,287 compared to $4,045,663 for the same period last year. The increase is attributable to increases in salary and benefits expenses associated with an expansion in our administrative staff, higher levels of accounting fees associated with the DOE Grant, the establishment of an allowance for bad debts, increased recruiting and general insurance costs, partially offset by decreases in non-cash equity based compensation and marketing expenses.

Interest income decreased to $19,281 for the nine month period ended December 31, 2011 versus $70,803 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Other income decreased to $979 for the nine month period ended December 31, 2011 versus $265,269 for the comparable period last year, reflecting a cash recovery upon completion of a former customer's bankruptcy proceedings during the comparable period last fiscal year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and nine month period ended December 31, 2011 were adequate to meet our operating needs. At December 31, 2011, we had working capital (the excess of current assets over current liabilities) of $26,221,148 compared to $27,413,664 at March 31, 2011.

Net cash used by operating activities for the quarter ended December 31, 2011 was $3,679,100 compared to net cash used in operating activities of $808,170 for the comparable quarter last fiscal year. The increase in cash used during the period is primarily attributable to increased levels of inventory and accounts receivable associated with ramp-up activities for the CODA production program. For the nine month period ended December 31, 2011, net cash used in operating activities was $8,586,901 versus $2,235,943 for the comparable period last fiscal year. The increase is attributable to increased levels of inventory and prepayments on raw material inventory purchases.

Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating, our typical terms are an irrevocable letter of credit or cash payment in advance of delivery. Significant increases in revenue, inventory or a change in our credit policies to offer extended payment terms or slow payments beyond standard terms by customers could result in material increases in our working capital requirements. In addition, judgments regarding customers credit quality and their ability to meet their financial obligations to us could be incorrect, resulting in bad debts which could have a material adverse effect on our financial results and liquidity.

Net cash provided by investing activities for the third quarter was $3,113,991 compared to net cash used in investing activities of $690,154 for the comparable quarter last fiscal year. The change for both the quarter and nine month period was primarily due to increased net maturities of short-term investments, and a decrease in the amount of capital expenditures, net of reimbursements under our DOE Grant. For the nine months ended December 31, 2011, net cash provided by investing activities was $4,242,715 compared to net cash used in investing activities of $2,554,396 for the same period last year.

Net cash provided by financing activities for the third quarter was zero compared to net cash used in financing activities of $41,743 for the comparable quarter last fiscal year. For the nine months ended December 31, 2011, net cash provided by financing activities was $10,618 compared to cash used in financing activities of $139,175 for the same period last year. The change for both the quarter and nine month period was primarily due to the purchase and retirement of treasury stock during the prior comparable quarter.

We expect to fund our operations over the next year from existing cash and short-term investment balances, cash flows from operations, if any, and from bank financing, if available. We may need to invest greater financial resources during the remainder of fiscal 2012 and during fiscal 2013 on the commercialization of our products, including a significant increase in human resources and increased expenditures for product development, equipment and tooling. These capital requirements may be substantially reduced by reimbursements from the Company's Grant from the DOE which reimburses 50 percent of qualified capital costs. Working capital requirements related to our supply agreement with CODA began to increase during the third quarter and could exceed $10 million if CODA achieves their twelve-month production target of 10,000 to 14,000 vehicles following introduction of the CODA all-electric passenger vehicle scheduled for early calendar year 2012. We believe our existing cash resources are sufficient to fund our activities for at least the next twelve months.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, our planned working capital requirements may consume a substantial portion of our available cash reserves. If customer demand accelerates substantially our working capital requirements may increase. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of December 31, 2011 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before April 12, 2012. We do not currently have sufficient funds to meet this potential future funding requirement. We hope to extend this requirement for at least six months, however, if we are unable to do so we may need to raise additional capital to meet this contractual obligation. We cannot assure you that funding will be available to the company on terms acceptable to the company. If funding is not available to meet this obligation, the DOE Grant could be terminated, which could have a material adverse impact on our financial condition and result in material additional losses.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2011:

	Payments due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Purchase obligations (2)	$ 14,366,859	14,366,859	-	-	-
Executive employment agreements (1)	650,623	-	510,000	-	140,623
Total	$ 15,017,482	14,366,859	510,000	-	140,623

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months' notice by five officers of the Company, but not annual cash compensation under the agreements.

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. We have established an allowance for doubtful accounts for potentially uncollectible trade accounts of $127,697 at December 31, 2011 which represents 90 percent of the amount due to us from Saab, who recently filed for bankruptcy. We did not have an allowance for doubtful accounts at March 31, 2011. These estimates are based on our best judgment as to the collectability of our customer accounts at the time the allowance is established or modified. In light of current economic conditions we may need to increase this allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in additional material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage of completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2011 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

As of December 31, 2011, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

As of December 31, 2011 and March 31, 2011 we had accumulated deficits of $79,034,613 and $75,558,469.

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

Our net loss for the quarter and nine month period ended December 31, 2011 was $846,416 and $3,476,144 versus a net loss for the comparable quarter and nine months last fiscal year of $932,520 and $1,797,183. Our net loss for the fiscal year ended March 31, 2011 was $1,992,358 versus a net loss for the fiscal years ended March 31, 2010 and 2009 of $4,140,872 and $4,402,019, respectively. At December 31, 2011, our cash and short-term investments totaled $14,993,077. We expect our losses to continue through at least March 31, 2012 and potentially beyond. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

CODA may not purchase from us all of the 20,000 systems provided for under its supply agreement.

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

Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report regarding the appointment of Adrian Schaffer as Vice President of Sales and Business Development filed on November 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: January 30, 2012
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)