Form 10-K
period 2012-03-31
UQM TECHNOLOGIES INC
filed 2012-05-24
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10869

UQM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
______________________
Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
4120 Specialty Place, Longmont, Colorado	80504
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 682-4900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on which registered
Title of each class	NYSE MKT	Berlin Stock Exchange
Common Stock	Chicago Stock Exchange	Frankfurt Stock Exchange
Pacific Stock Exchange	Stuttgart Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes [ ] No [X]

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

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Do not check if a smaller reporting company)	Yes [ ] No [X]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates as of September 30, 2011, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $59,723,063. As of May 22, 2012, there were 36,560,564 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 8, 2012.	Part III

Table of Contents

PART I .*

Item 1. Business .*

Item 1A. Risk Factors.*

Item 1B. Unresolved Staff Comments .*

Item 2. Properties .*

Item 3. Legal Proceedings .*

Item 4. Mine Safety Disclosure .*

PART II .*

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .*

Item 6. Selected Financial Data .*

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .*

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .*

Item 8. Financial Statements and Supplementary Data .*

Reports of Independent Registered Public Accounting Firm .*

Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011 .*

Consolidated Statements of Operations for the Fiscal Years ended March 31, 2012, 2011and 2010.*

Consolidated Statements of Stockholders' Equity for the Fiscal Years ended March 31, 2012, 2011 and 2010.*

Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2012, 2011and 2010 .*

Notes to Consolidated Financial Statements .*

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure .*

Item 9A. Controls and Procedures .*

Item 9B. Other Information.*

PART III .*

Item 10. Directors, Executive Officers and Corporate Governance .*

Item 11. Executive Compensation.*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.*

Item 13. Certain Relationships and Related Transactions and Director Independence .*

Item 14. Principal Accountant Fees and Services .*

PART IV .*

Item 15. Exhibits and Financial Statement Schedules .*

PART I
toc*

ITEM 1. BUSINESS

toc*

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our supply agreement with CODA Automotive, Inc. ("CODA Automotive" or "CODA"), future financial results and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

Overview

UQM Technologies, Inc., ("UQM" or the "Company") is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, commercial truck, bus and military markets. Our primary focus is incorporating our advanced technology into products for clean vehicles including propulsion systems for electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles that are expected to experience rapid growth over the next ten years. We were incorporated in 1967 as a Colorado corporation. Our headquarters and manufacturing facility is located in Longmont, Colorado.

The global automotive market is experiencing substantial change driven by a number of factors including changing consumer preferences, global macro-economic and geo-political developments, the high price of gasoline, increasing competition and additional governmental regulation and incentives. As a result of these factors, particularly, carbon dioxide standards in Europe and the Corporate Average Fuel Economy ("CAFE") standards in the United States, automakers are developing and introducing, or planning to introduce, additional vehicle models with increasing levels of electrification including serial and parallel hybrid-electric vehicles ("HEV"), plug-in hybrid electric vehicles ("PHEV") and all-electric vehicles ("EV"). These vehicles offer improved energy equivalent gas mileage, lower operating and repair costs and reduced or no tailpipe emissions. The California Air Resources Board has also passed rules to require 15.4% of all new vehicles sold in California to be EVs, PHEVs or hydrogen fuel cell powered vehicles by 2025. In addition, there are 10 additional states that are considering adopting this new rule. Further, governments around the globe have launched initiatives to subsidize the cost of developing clean vehicles and the components used by them including motors and generators, batteries, and power management systems. Government incentives have also been adopted to encourage the purchase of HEVs, PHEVs and EVs by consumers in many developed nations around the world, including a $7,500 federal tax credit in the United States and tax credits in twelve states of up to $7,500 for purchases of qualifying vehicles. Additionally, in Europe fifteen of twenty-seven European Union member states provide tax incentives for electrically chargeable vehicles and China has a trial program to offer incentives of up to 60,000 Yuan (approximately $9,500 USD) for the private purchase of a new battery electric vehicle and 50,000 Yuan (approximately $7,900 USD) for the purchase of PHEVs in five cities. Several automobile manufacturers have indicated that they expect these factors to result in the growth of hybrid vehicle models to over 20% of vehicle sales in 2020 and one international automaker has stated that it expects all-electric vehicles to capture up to a 5% market share by 2020.

We make propulsion system products, generators and related auxiliary components for EVs HEVs and PHEVs. We market our products in many segments of the transportation sector including passenger vehicles and light trucks, commercial trucks and buses, off-road vehicles including agricultural and construction equipment, boats and military vehicles. We believe our proprietary permanent magnet propulsion motor and motor control technology delivers exceptional performance at a highly competitive cost. Our principal products include propulsion motors and generators with power ratings from 25 kilowatts to 220 kilowatts, auxiliary motors and electronic controls, DC-to-DC converters and DC-to-AC inverters that convert direct current to usable alternating current. The principal attributes of our products that we believe differentiate our proprietary products are compact size, high torque delivery, high power density (the ratio of power output to weight) and high energy efficiency.

We believe we are well-positioned to participate in the expanding worldwide market for clean vehicles. In addition to our portfolio of high performance products, we have taken a number of steps over the last several years to position the company to meet the needs of our automotive customers including: 1) adding three executives from leading automobile and Tier 1 suppliers to the automobile industry; 2) adding additional technical and manufacturing resources and capability; 3) designing, installing and qualifying volume production lines for our motors and generators and their related electronic controllers; 4) establishing a global sourcing capability; 5) enhancing our logistics, production and administrative processes to support higher volumes of manufacturing operations; 6) relocating our headquarters and manufacturing operations into a 129,304 square foot, world-class facility with 15 adjacent acres for future expansion and 7) launching the next generation of our products which are expected to have improved performance and efficiency, a smaller package size and a lower production cost.

In 2010 we entered into a ten year Supply Agreement with CODA Automotive ("CODA") to supply UQM PowerPhase Pro® 100 kW electric propulsion systems for CODA's all-electric four-door sedan. In October 2011 we launched volume production of this system and began providing systems to CODA. In March 2012 CODA began selling its all-electric passenger car to fleets and consumers in the State of California through its recently established dealer network. To date, CODA has established four dealers in California and has announced its intention to establish a significant number of additional dealers across the United States by the end of calendar year 2012. CODA has also completed an agreement with Great Wall Motors Company, Baoding, China to co-develop an all-electric vehicle for worldwide distribution. Great Wall was the fastest growing Chinese automobile manufacturer in 2011 with 487,000 vehicles sold. Under this arrangement Great Wall and CODA intend to co-develop and introduce the most affordable EV on the market, comparable to entry-level internal combustion engine vehicles after incentives.

We also supply electric propulsion systems to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International ("EVI") a developer and manufacturer of all-electric medium-duty delivery trucks. Proterra recently completed durability testing of its vehicles at Altoona. Completion of Altoona testing is required by many municipalities who purchase buses. EVI recently began building 100 all-electric delivery vans for UPS that are expected to be placed in service in calendar year 2012 and has received an order from Frito Lay for delivery trucks powered by UQM® electric propulsion systems. EVI also has launched an initiative to deploy 500 fully electric return-to-base delivery trucks over the next two years to help implement California Governor Brown's executive order to achieve widespread deployment of electric vehicles throughout California.

Our electric propulsion systems are powering development vehicles including the all-electric Audi A1 e-tron test fleet vehicles, dozens of which began testing on the streets of Munich, Germany in the fall of 2011 and the Rolls Royce 102EX all-electric Phantom car. In addition to these programs, the company is supplying its electric propulsion systems and generators to numerous other international automakers and entrepreneurial automobile developers as part of their HEV, PHEV and EV vehicle development programs.

We have been awarded a $45.1 million grant (the "Grant") from the U.S. Department of Energy ("DOE") under the American Recovery and Reinvestment Act ("ARRA"). The period of the Grant is through January 12, 2015. The objective of the Grant is to accelerate the commercialization of products and the installation of manufacturing infrastructure necessary for the deployment of electric vehicles, batteries and components in the United States. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA and other production intent customers qualify for 50 percent reimbursement under the DOE program. Our ability to utilize funding from this Grant has allowed us to accelerate the productionization of our product portfolio and install volume production lines and other infrastructure providing us with a significant advantage over other motor manufactures and competitors who do not have access to such funds. Through March 31, 2012 we have qualified for reimbursements under the DOE Grant of $16.8 million.

We market internationally through: 1) Direct sales to original equipment manufacturers; 2) Tier 1 suppliers of OEMs; 3) Vehicle integrators; and 4) Trade shows and symposiums.

We derive our revenue from two principal sources: 1) the manufacture and sale of products engineered by us; and 2) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers' products. For the fiscal year ended March 31, 2012 total revenue rose 12 percent to $10,143,456 and our net loss for the fiscal year increased to $4,928,520 or $0.14 per common share from $1,992,358 or $0.06 per common share last fiscal year.

Electrification of Vehicles

Potentially large markets are developing as a result of the electrification of a wide-range of vehicle platforms. Increased electrification is being pursued for a variety of application specific reasons including: 1) changing consumer preferences; 2) global macro-economic and geo-political developments; 3) the high price of gasoline; 4) increasing competition; and 5) additional governmental regulation and incentives. Of these reasons, additional governmental regulations and incentives has emerged as a significant factor in the development and potential rate of growth of the emerging vehicle electrification markets and is being reinforced by rising crude oil prices and higher gasoline and diesel prices. We expect this trend toward higher fuel prices to continue for the foreseeable future, driven by tight supply levels, geopolitical turmoil in key oil producing countries and expected future increases in world demand, driven principally by escalating consumption of fossil fuels by developing countries such as China and India. The U.S. government has adopted new regulations extending fuel economy standards to medium- and heavy-duty trucks for the first time beginning with model year 2014. CAFE standards will increase the average fuel economy of each manufacturer's passenger car and light truck model offerings to be 35.5 miles per gallon by 2016 and 54.5 miles per gallon by 2025. The California Air Resources Board has also passed rules to require 15.4% of all new vehicles sold in California to be EVs, PHEVs or hydrogen fuel cell powered vehicles by 2025. In addition, there are 10 additional states that are considering adopting this new rule.

Other recent U.S. Government legislation provides incentives for the production and sale of environmentally friendly vehicles, including the Advanced Technology Vehicles Manufacturing Incentive Program and the American Recovery and Reinvestment Act of 2010. A partial listing of some of the more notable provisions of this legislation includes:

  Federal and state tax credits for the purchase of environmentally friendly vehicles;

  Low cost loans to manufacturers and component suppliers to purchase infrastructure and develop manufacturing capacity for clean vehicles and components used in these vehicles;

  Funding for government agencies to acquire environmentally friendly vehicles;

  Grants for the development of clean vehicles and clean vehicle component technology; and

  Grants for the development of a "smart" electric grid.

The U.S. Government has a policy goal of one million electric vehicles on the road by 2015 and President Obama has announced a directive to government agencies to ensure that by 2015, all new vehicles they purchase are alternative-fuel vehicles, including hybrid and electric vehicles. The Federal government operates more than 600,000 fleet vehicles.

There are similar programs in other countries around the world. For example, Germany has a goal of one million electric vehicles by 2020 and five million by 2030 and China has announced a goal of one million new energy vehicles by 2015 and five million by 2020 and has supported this objective by allocating $100 billion Yuan (approximately $15 billion USD) over ten years for investment in core technologies related to all-electric and hybrid electric vehicles.

Numerous studies have been conducted over the last several years indicating the potential for electric vehicles to capture significant market share over the next five to ten years. Table 1 summarizes the forecasts of these studies:

Table 1: Electrification Forecast - Unit Sales (thousands)
Forecast	Geography	Forecast Year	PHEV	EV	Combined
Pike Research	United States	2015	200	60	260
Deloitte Consulting	United States	2015 2020			up to 50-80 up to 300-800
BCG	North America	2020	up to 1,350	up to 1,350	2,700
JD Power and Associates	Worldwide and United States	2020		World: 1,300 US: 100
McKinsey & Company	Worldwide	2020 2030	up to 4,500 up to 22,000	up to 1,500 up to 7,000	up to 6,000 up to 29,000
Source: UCLA Luskin School of Public Affairs, May 2011

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

The typical architecture of a UQM® electric machine (motor/generator) consists of a stator winding employing a high pole count configuration, which allows for high copper utilization (minimizing energy loss and cost), and a rotor that contains powerful rare-earth permanent magnets. Commutation of the machine is accomplished electronically by sensing the position of the rotor in relation to the stator and intelligently pulsing electrical energy into the stator such that the electric field generated by the stator interacts with the magnetic field of the rotor, producing rotational motion (motor operation). Conversely, the application of rotational motion by an external force results in the generation of electrical power (generator operation). UQM® machines can be operated in either a forward or reverse direction of rotation and either in motor or generator mode and can dynamically change from one mode of operation to another in millisecond response time. The design features inherent to the electric machine contribute to lower usage of copper, iron and other materials generally (due to smaller package dimensions), reducing manufacturing costs compared to conventional machines of similar power. UQM® machines have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging. These attributes have allowed us to price our advanced motors and controls competitively with lesser performing conventional motors and controls, which we believe will accelerate the rate of commercialization of our technology.

Rare-earth magnet pricing has been volatile over the last two years, peaking in late 2011 before retreating substantially in 2012. There are many factors that contribute to this volatility, and as a result of future pricing uncertainty, UQM is pursuing an advanced motor technology that eliminates rare-earth elements. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent application has been submitted to protect this innovation. UQM was also selected and awarded $3 million by the DOE in a competitive solicitation to pursue this technology. This award was announced in August 2011 and is a three-year technology development program.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (up to 600 amps and 700 volts), four-quadrant control (forward/reverse and motoring/generating), reduced switching losses relative to conventional technology, adaptive switch timing control and controller area network ("CAN") capability. As a result, UQM® controllers have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging.

The UQM® embedded digital signal processor ("DSP") software is the intelligence that coordinates the interaction between the motor/generator and controller, as well as interfacing with a vehicle controller. Software control algorithms are an important part of the Company's intellectual property portfolio. One aspect of the software is a patented method of control referred to as Phase Timing Advancement that enables UQM® motors to deliver both high output torque at low operating speeds and high power at increasing operating speeds. We have extended the capability of Phase Advance Control by using Adaptive Control techniques. These proprietary software algorithms alter the switching strategy as a function of DC voltage, operating speed, output power and temperature to optimize system performance under dynamically changing conditions. The result is maximized output and efficiency that decreases fuel consumption in hybrid electric vehicles and increases the range of battery electric vehicles. The Company's software also optimizes the output per unit of voltage and current, maximizing the utilization of the onboard stored energy and other electrical devices by extracting power from substantially the entire electrical cycle of the motor/generator. The development and application of these proprietary control algorithms have allowed us to continue increasing the peak and continuous power output and the efficiency of our systems. In addition, our controllers now have user configurable functionality and increased data transmission speeds and response times, improving vehicle capability. Included in this functionality is the ability to switch between torque and speed control dynamically, which is especially useful for parallel hybrids and generator applications of our technology.

Desired propulsion attributes consist of high torque to launch the vehicle from a standing-stop, with a subsequent transition to high power as the vehicle is accelerated to highway speeds. In the majority of conventional internal combustion engine powered vehicles, the transition from high torque to high power is accomplished through the multiple gear changes performed by a mechanical transmission. UQM® systems, incorporating proprietary DSP software technology, are suited as propulsion drives in HEVs, PHEVs and EVs due to their ability to power a vehicle from a standing-stop to highway speeds without mechanical gear changes, thereby eliminating the size, weight, complexity and cost of multi-speed mechanical transmissions.

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

We have also developed auxiliary electronic products that perform other functions on HEVs, PHEVs and EVs. We currently manufacture proprietary DC-to-DC converters that reduce the voltage level of vehicle battery packs with nominal voltages of 250 volts to 450 volts to 12 or 24 volts required to power lower voltage devices onboard these vehicles. We also offer a high voltage DC-to-AC inverter, which converts DC power stored in vehicle battery packs (250 volt to 450 volt) to high quality 110/120 volt AC power. This device provides 5 kW of sinusoidal output (40 amps) with an efficiency of up to 93 percent. It powers devices that are typically plugged into a standard wall outlet and its high power quality will handle sensitive loads, including communication systems and power tools.

We have two U.S. patent applications pending: one that covers rotor technology for a permanent magnet electric machine and another that covers a brushless PM machine construction using low coercivity (non-rare-earth) magnets. We are also performing research and development to continually improve the functionality of the microprocessor software we use to intelligently control our motor/controller system.

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

In recent years, we have focused our research and development activities on the development of commercial products and production engineering activities to lower the cost of manufacture, as well as enhance the performance and capability of our systems, as opposed to basic research in the field. We believe our future growth is dependent, in part, on the continued advancement of our technology portfolio and our ability to commercialize our technology in additional product applications and markets. Accordingly, we expect to selectively invest in internally funded development projects to accomplish these objectives.

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

Passenger automobiles and light trucks - In past years, more than 50 million passenger automobiles and light trucks were sold worldwide of which 11 to 17 million units were sold annually in the United States. Over the last several years a market has developed for automobiles that are powered by hybrid electric powertrains. These vehicles have good performance and provide above average fuel economy compared to conventional automobiles. Several automakers have introduced all-electric passenger vehicles including Nissan, Mitsubishi and CODA. The CODA all-electric passenger car is powered by a UQM® electric propulsion system. In addition, several automakers have announced plans to introduce all-electric vehicles in 2012 including Ford and Tesla.

We are also supplying UQM® electric propulsion systems to Audi for their test fleet of A-1 e-tron all electric passenger cars and to Rolls Royce for their Phantom all-electric concept passenger vehicle.

In addition to established automakers, there are a variety of small entrepreneurial companies that are developing and have introduced or intend to introduce all-electric, hybrid-electric or plug-in hybrid-electric cars. Most visible of these companies is our customer, CODA, which introduced an all-electric passenger vehicle in March of this year in the State of California (see also "the CODA Program" below), as well as Tesla, which introduced an all-electric sports car and hopes to introduce an all-electric passenger car this summer and Fisker Automotive, which introduced a plug-in hybrid sports car and also hopes to introduce a plug-in hybrid passenger car at a future date. Although many of these entrepreneurial companies lack substantial financial resources of established automobile manufacturers and/or significant automobile industry experience, they are pursuing a variety of strategies to introduce these types of automobiles into either niche markets, such as for fleet users or high-end luxury sports car buyers, or the consumer vehicle market generally. Should any of these companies be successful in commercializing their product offerings, it could cause the growth rate of this market to accelerate. These companies are generally using electric or hybrid electric powertrains that they have developed themselves or have been developed by other entrepreneurial companies.

Trucks, Buses and Recreational Vehicles- In 2011, approximately 320,000 medium and heavy-duty on-road trucks were sold in the United States. The market for these vehicles is characterized by a large number of suppliers, a wide-range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck, bus and other medium and heavy-duty vehicle manufacturer have traditionally out-sourced many of these components and will likely continue to do so for the components necessary to electrify their vehicles. Accordingly, we expect these manufacturers to purchase products from suppliers who have developed technologically advanced electric motors; generators and power electronic energy management controls that can be applied to their vehicles. Recently, a subsector of this market has begun to develop for medium-duty delivery trucks that operate on a well-defined route where average daily mileage requirements have little variability. In this subsector, truck manufacturers are beginning to offer delivery trucks with custom designed battery capacity whereby the delivery vehicle has only the battery content onboard that is necessary to achieve its route mileage plus a small increment of additional energy for contingencies. For these trucks, the optimized amount of energy stored in batteries reduces the cost of the batteries onboard an all-electric truck to a point where the vehicle is nearly competitively priced, on a life-cycle cost basis, with a conventional internal combustion powered delivery truck of the same size. We believe this pricing parity will accelerate the growth of this subsector in the near term. We are supplying electric propulsion systems to Electric Vehicles International, who has developed an all-electric medium-duty delivery truck. EVI recently announced an order for 100 delivery trucks for UPS and an order from Frito Lay for delivery trucks powered by UQM® electric propulsion systems. EVI has launched an initiative to deploy 500 fully electric return-to-base delivery trucks over the next two years to help implement California's Governor Brown's executive order to achieve widespread deployment of electric vehicles throughout California. We expect the medium and heavy-duty hybrid electric truck market to grow at an accelerating rate as potential customers for these vehicles gain a greater understanding of their operational, environmental and economic advantages.

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

We are also supplying propulsion systems for electric buses being developed and produced by Proterra. The 37-foot Proterra composite body bus is being developed in both an all-electric battery and plug-in hybrid configuration. Proterra recently announced that they increased their production capacity to 400 buses per year at their 200,000 square foot bus manufacturing facility in Greenville, South Carolina. Proterra also recently completed the rigorous Altoona vehicle durability and full-life testing program required to sell buses to many municipal transit operators.

Off-road vehicles - We have also developed electric power products for the aircraft and aerospace market and the boat and marine market. In the boat market, we have developed generators for onboard power production in hybrid-electric boats as well as electric propulsion systems. We are currently supplying electric propulsion systems to ReGen Nautic for use in the Goldfish 23 all electric eFUSION boat. Goldfish plans to deploy an additional 10 eFUSION boats this year and has plans to use our PowerPhase Pro system as part of a higher volume jet drive propulsion system. We believe that the fuel efficiency benefits of vehicle electrification can be realized in the boat and marine market. Although our focus is primarily on-road applications, we will continue to leverage our technology and products in these potentially large niche markets as opportunities present themselves.

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

Marketing Channels and Sales

Based on the global aspect of the electrification market, UQM believes that opportunities exist on a global basis and we have developed a strategy to address markets in all regions. These regions include North America, Asia Pacific, Europe, and the Middle East. We believe each region has opportunities that lie within the markets that UQM has identified as areas of strategic growth for our company.

UQM engages in several sales channels where the markets differ based on the complexity of the product. These channels consist of:

  Direct Sales to Original Equipment Manufacturers ("OEM"). In this environment the account team works directly with designers and manufacturers of particular applications within the Automotive, Industrial and Commercial Truck and Bus marketplace to supply off the shelf as well as custom designed solutions to customers.

  Tier 1 channels, where the account team engages suppliers of OEMs. In this environment, UQM provides sub-systems to the Tier 1 suppliers from a Tier 2 position. UQM's technology is integrated and validated as a system and provided to the OEM as part of the Tier 1 solution.

  Vehicle Integrators - This marketing channel is characterized by the development of a relationship with companies that perform vehicle development activities for automobile companies worldwide. Many of these companies have substantial autonomy to source vehicle components at the earliest stages of a vehicle development program. As a result of our multi-year relationships supplying many of these companies with our products, we have been able to develop and foster within their organizations a confidence in the performance characteristics, ease of application and durability of our products that has led to additional early stage placements of our products in automakers vehicle development programs.

  Conferences and Symposiums also provide marketing channels for additional product offerings.

CODA Automotive Program

We have a ten year Supply Agreement with CODA Automotive to supply UQM PowerPhase Pro® electric propulsion systems for their all-electric passenger sedan that was recently introduced in California. The Supply Agreement provides a framework for CODA or CODA's manufacturing partners to purchase 20,000 electric propulsion systems from us over the first two years of the program. Under the terms of the Supply Agreement, CODA or CODA's manufacturing partner will issue blanket purchase orders covering their annual purchase requirements and issue thereunder noncancellable delivery releases against the blanket order. Our Supply Agreement with CODA also provides that if CODA or its manufacturing partners, if any, do not collectively purchase 15,000 units within the first two years following the launch of production, they will be required to make specific payments to us. In September 2011 we amended the Supply Agreement to permit the recovery of neodymium magnet costs above a benchmark price stated in the amendment.

CODA Automotive has announced that to date it has raised over $300 million in capital to facilitate the execution of its business plan and is currently pursuing an additional $150 million in equity capital. CODA has stated that it hopes to sell 10,000 to 14,000 vehicles in the first twelve months following the vehicle's introduction in March 2012.

The CODA all-electric sedan was developed by CODA's internal team of engineers working with multiple external engineering partners, including Porsche Engineering. The vehicle has a 31kW hour battery pack and has a base price of $27,250 after applying a $7,500 federal tax credit and a $2,500 state tax credit from the State of California for qualifying buyers. Other states offer tax credits of up to $7,500 per vehicle. To date, CODA has selected four dealers in the State of California and announced its plan to select a significant number of additional dealers across North America by the end of 2012. The CODA car is powered by a 100 kW UQM PowerPhase Pro® electric propulsion system, and carries an estimated vehicle range between charges of 88 miles on the EPA test cycle and CODA reports ranges of up to 125 miles are achievable depending on individual driving habits. The onboard charger plugs into a 110V or 220V outlet and can charge for a 40-mile commute in approximately two hours (full charge in less than six hours) at 220V. CODA advertises that the CODA sedan is backed by a three-year/36,000 mile warranty and an eight-year/100,000 mile battery warranty.

The CODA electric sedan chassis will be assembled and tested; incorporating the UQM® powertrain on an assembly line operated by Harbin HaFei Automobile Industry Group Co., Ltd. ("Haifei"), a wholly owned subsidiary of Chang An, one of China's largest automobile manufacturers. Final vehicle assembly and test is completed at CODA's U.S. factory in Benicia, California.

CODA has announced that the battery system for the CODA passenger car is being supplied by a joint venture between CODA Automotive and Tianjin Lishen Battery Co. ("Lishen"). Lishen is one of the world's largest manufacturers of lithium-ion cells.

In April 2012, CODA announced that it had signed a contract with Great Wall Motors Company ("Great Wall"), Baoding, China, to co-develop an all-electric electric vehicle intended to be the most affordable EV on the market, comparable to entry level internal combustion engine vehicles after incentives. Great Wall has approximately 42,000 employees and sold approximately 487,000 vehicles in 2011. The joint effort will blend CODA's battery technology and knowledge of the U.S. market with the expertise of one of China's fastest growing automotive producers. Under the arrangement, vehicles will be sub-assembled in Great Wall's manufacturing facilities in Baoding. Final assembly of vehicles destined for delivery in the U.S. will take place at CODA's facility in the U.S.

U.S. Department of Energy Stimulus Grant

We have been awarded a $45,145,534 Grant from the DOE under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. We are one of seven component manufacturers selected for an award and the only small business under the component category. Pursuant to the terms of our Grant Agreement, the DOE will reimburse 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering expenditures related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2015.

The $45.1 million size of the Grant is based on the estimated cost of a project to implement high volume manufacturing operations provided in our application to the DOE under the Electric Drive Vehicle Battery and Component Manufacturing Initiative. Funding for qualifying project costs is currently limited to $32 million until July 12, 2013, at which time we are required to provide the DOE with an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project in excess of our currently accepted cost share match of $32 million. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated.

The Grant is also subject to our compliance with certain reporting requirements. As specified in the American Recovery and Reinvestment Act, we are required to use the Grant funds in a manner that maximizes job creation and economic benefits. The American Recovery and Reinvestment Act and the Grant Agreement impose minimum construction wages and labor standards for projects funded by the Grant and some sourcing restrictions.

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

At March 31, 2012, we had received reimbursements from the DOE under the Grant totaling $16.5 million of which $8.9 million was for capital assets and $7.6 million was reimbursements of product qualification and testing costs. We also had an amount receivable from the DOE at March 31, 2012 of $280,674 of which $37,774 represented reimbursement of capital asset purchases and $242,900 was reimbursements for product qualification and testing costs incurred.

The application of Grant funds to eligible capital asset purchases under the Grant as of March 31, 2012 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and Equipment	7,163,597	3,581,799	3,581,798
	$17,925,356	8,962,678	8,962,678

Manufacturing

It is our primary objective to become a major manufacturer of electric motor, generator and other power electronic products that incorporate our proprietary technology and to supply these products to electric, hybrid electric and fuel cell electric vehicle manufacturers and/or their Tier 1 suppliers. To this end, in December 2009 we acquired a 129,304 square foot facility on 15 acres together with 15 acres of adjacent vacant land in Longmont, Colorado to support our expected growth in manufacturing operations. We have installed and qualified two semi-automated production cells at this facility with a two shift production capacity of up to 40,000 units per year of our automotive 100 kW and 135 kW PowerPhase Pro® electric motor and motor controller. We expect to add additional production capacity in this facility coincident with future demand.

Over the last several years we have established a production engineering group with decades of manufacturing design and production experience, much of which is specific to the electric motor or automotive industries. We have adopted the Advanced Product Quality Planning ("APQP") automotive procedures for the development and volume production of our products and we are continuing to expand our production engineering group coincident with the growth in our customer base and the number of customer programs we believe will proceed to full scale production. We are also upgrading our software systems and enhancing our internal processes in anticipation of potentially rapid growth in our production volumes.

We also have a production cell for the assembly of our larger frame size, higher power, lower volume prototype motors. The annual capacity of this cell is approximately 5,000 systems per shift per year.

We also manufacture a truck qualified DC-to-DC converter for Eaton Corporation as part of their hybrid electric power system for the heavy truck market, as well as for other electric and hybrid electric vehicle manufacturers. We have a dedicated manufacturing cell for these systems.

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

Our company is currently certified under the ISO 9001:2000 quality standards. Over the next several years we expect to qualify our operations under the more difficult TS 16949 standard for the automotive sector.

Product Development Activities

We recently completed the development of and introduced at the Electric Vehicle Symposium in Los Angeles our production-ready PowerPhase HD® 220 electric propulsion system for the medium-duty commercial truck and bus markets. This system represents the highest peak power of any system we have developed at 220 kW (at 360 VDC) and is producible in higher volumes and at lower cost than our earlier system for these markets which was rated at 200 kW peak power. This unit was designed with emphasis on the "voice of the customer" and has been very well received worldwide.

We are also working on the next generation of PowerPhase Pro® products designed to be smaller, lighter weight, more energy efficient and producible at lower cost with equal or better performance than our current PowerPhase Pro® systems. Development targets include a reduction of 50 percent in the size of the motor controller.

We are also pursuing an advanced motor technology that eliminates rare-earth elements. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent application has been submitted to protect this innovation. UQM was also selected and awarded $3 million by the DOE in a competitive solicitation to pursue this technology. This award was announced in August 2011 and is a three-year technology development program.

Our Opportunity

We have developed a range of products including electric propulsion motors, generators, power electronic controllers and other power electronic products that we believe are ideally suited to the growing markets for electric, hybrid electric and fuel cell electric vehicles.

We believe that the recent launch of high volume manufacturing of our PowerPhase Pro® 100 kW electric propulsion system for CODA Automotive gives us a substantial "first mover" advantage as a Tier 1 supplier to the clean vehicle market. Specifically, the introduction of our products that have been fully automotive qualified in commercial quantities will provide substantial economies of scale, permitting us to achieve production costs and pricing that will be difficult for others who have not launched similar high volume production to compete with. We expect that this pricing and product availability advantage will allow us to further expand the roster of automobile makers who select our propulsion systems for their future vehicle programs.

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

In the past, we have supplied our electric propulsion systems and generators to small niche developers of electrically powered vehicles or as part of technology development and assessment programs by the U.S. government, and larger commercial customers. However, over the last few years, we have supplied our propulsion systems to numerous international automotive manufacturers as part of their electric and hybrid electric vehicle development activities, including publicly announced fleet build or vehicle development programs with Audi, Saab and Rolls Royce. Should any of these automakers elect to utilize our products in future model launches, it would have a material impact on our future rate of growth.

We have invested substantial amounts of human resource and capital on establishing the manufacturing infrastructure to meet CODA requirements as well as the potential production requirements of our other existing and future customers. As the markets for our customers' clean vehicles expand, we expect to make additional investments in support of our strategy to aggressively introduce automotive certified products to satisfy our customers' requirements.

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

Business Segments

At the beginning of this fiscal year, we merged our wholly-owned subsidiary UQM Power Products, Inc. into UQM Technologies, Inc. As a result of this merger, the operations of each of these entities are no longer managed or reported upon to management separately, and accordingly, the Company is no longer presenting segment information in its financial statements.

In previous fiscal year we had two reportable segments: technology and power products. These reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different business strategies. The technology segment encompassed our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompassed the manufacture and sale of motors and electronic controllers.

Competition

All of the markets in which we operate are highly competitive and are characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

We develop advanced electric propulsion systems and components which we hope to market to vehicle Original Equipment Manufacturers ("OEMs") and their Tier 1 suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Honda, Ford and General Motors and others. In the commercial vehicle markets, International Truck and Engine Corporation, Freightliner Trucks and Paccar offer hybrid electric medium-duty trucks and Caterpillar, Inc. produces a belt-less engine/electric tracked bulldozer. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric and all-electric vehicles as the market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Toyota, Honda, General Motors, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova, Continental, Magna, Remy, and Bosch.

Patents

We hold several groups or families of patents.

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

In 2007, we filed patent applications for a permanent magnet rotor geometry for permanent magnet electric motors in the United States, Canada, and Europe. The United States application issued as U.S. Patent No. 7,598,645. The Canadian application issued as CA 2,615,111. The European application is currently pending.

In January 2010, we filed a U.S. patent application for a distributed generation power system having an integrated electric utility meter and inverter system, including the physical design, placement and interconnection of the integrated electric utility and inverter system. Corresponding patent applications were filed in Europe and Canada. These patent applications were abandoned in fiscal 2012, and we recorded an impairment charge of $27,845.

In November 2010, we filed a US patent application for a rotor for a permanent magnet electric machine. This application is pending. Corresponding patent applications have been filed in Europe and Canada.

In 2011 and 2012, we filed a U.S. and a PCT international application for a brushless PM machine construction enabling low coercivity magnets. These applications are still pending.

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

Financial Information about Geographic Areas

The following summarizes total revenue by geographic area:

Fiscal Year Ended March 31,
	2012	2011	2010
United States	7,774,946	6,544,485	6,909,152
Foreign Countries	2,368,510	2,476,817	1,782,801
	10,143,456	9,021,302	8,691,953

The geographic area revenue is derived from is based upon the country the purchase transaction originates in.

Backlog

We had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $1.4 million at April 30, 2012 versus $0.3 million at April 30, 2011. Our order backlog for products at April 30, 2012 was approximately $11.5 million versus $3.4 million at April 30, 2011. Many orders are issued to us as blanket purchase orders subject to the issuance of subsequent release orders which direct the number and timing of actual deliveries. Substantially all of the backlog amounts at April 30, 2012 and 2011 are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next ten months and ship motor and controller backlog products over the next twelve months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from CODA totaled $4,313,728, $1,301,224 and $573,250 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, representing 43 percent, 14 percent, and 7 percent of consolidated total revenue, respectively. This customer also represented 61 percent and 16 percent of consolidated total accounts receivable at March 31, 2012 and 2011, respectively. Inventories consisting of raw materials, work-in-process and finished goods for CODA were 76 percent and 38 percent of consolidated total inventories at March 31, 2012 and 2011, respectively.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

Since the beginning of calendar year 2011 we have experienced significant price escalation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium. These price increases have been driven primarily by changes in government policy in China, where our magnets are made. The price of neodymium and dysprosium have decreased materially from their peak price in the summer of 2011 according to data published by metal-pages.com, but are nevertheless, still well above the base line prices at the beginning of calendar year 2011. We have not experienced any disruption in supply. We may continue to experience volatile pricing over the next few years until mining operations outside of China increase or restart.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors was $684,489, or 7 percent of our consolidated total revenue, for the year ended March 31, 2012, $1,112,307, or 12 percent of our consolidated total revenue for the year ended March 31, 2011, and $2,488,321 or 29 percent of our consolidated total revenue for the year ended March 31, 2010. Accounts receivable from government-funded contracts represented 9 percent and 49 percent of total accounts receivable as of March 31, 2012 and 2011, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $55,724, $792,508 and $1,807,063 which represented 1 percent, 9 percent, and 21 percent of our consolidated total revenue for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. This customer also represented 2 percent and nil of consolidated total accounts receivable at March 31, 2012 and 2011, respectively. We had insignificant inventories consisting of raw materials, work-in-process and finished goods for AM General LLC at both March 31, 2012 and 2011.

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

We have a Grant for $45,145,534 with the DOE under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Assistance Agreement, the DOE will reimburse us for 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2015.

Funding for qualifying project costs incurred is currently limited to $32.0 million until July 12, 2013 at which time we are required to provide the DOE an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project in excess of our currently accepted cost-share match of $32.0 million. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated.

If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

At March 31, 2012 we had received reimbursements from the DOE under the Grant totaling $16.5 million of which $8.9 million was for capital assets and $7.6 million was reimbursements of product qualification and testing costs. We also had an amount receivable from the DOE at March 31, 2012 of $280,674 of which $242,900 represented reimbursement for product qualification and testing costs incurred. The application of Grant funds to eligible capital asset purchases under the Grant as of March 31, 2012 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and Equipment	7,163,597	3,581,799	3,581,798
	$ 17,925,356	8,962,678	8,962,678

The application of Grant funds to eligible capital assets purchases under the Grant as of March 31, 2011 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

We also have a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this three year program and the Company is providing $1.0 million of cost-share contribution. The objective of the program is to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.

Employee and Labor Relations

As of April 30, 2012, we had 84 total employees, of whom 82 are full-time employees. We have entered into employment contracts with all of our executive officers. Two of these contracts expire on August 22, 2012, one agreement expires on August 31, 2015, one agreement expires on November 30, 2014 and one expires on May 31, 2015. None of our employees are covered by a collective bargaining agreement. We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Anyone seeking information about our business can receive copies of our FY2012 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select "Investor Relations" and select the form you would like to access. Our website also includes our Audit Committee Charter, Governance Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics. Information on our website does not constitute part of this Annual Report.

ITEM 1A. RISK FACTORS

toc*

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2012	2011	2010

Net loss	$ 4,928,520	$ 1,992,358	$ 4,140,872

As of March 31, 2012 we had an accumulated deficit of $80,486,989.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2013 and potentially beyond, although the level of our losses may decline as revenue from our Supply Agreement with CODA increases.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the fiscal year ended March 31, 2012 was $4,928,520 versus a net loss for the fiscal years ended March 31, 2011 and 2010 of $1,992,358 and $4,140,872, respectively. At March 31, 2012, our cash and short-term investments totaled $12,120,849. We expect our losses to continue through at least March 31, 2013 and potentially beyond, although the level of our losses may decline as revenue from our Supply Agreement with CODA increases. Our existing cash resources, together with funding expected from our ARRA grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive all of the $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

We have a $45.1 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $16.5 million under this Grant as of March 31, 2012. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Grant. If we are unable to match the total amount of the $45.1 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The reimbursement of qualified costs under the award is currently limited to $32.0 million. On or before July 12, 2013, we are required to provide to the DOE an updated total estimated cost of the project along with firm commitments to fund our 50 percent share of the total estimated cost of the project above the $32.0 million of matching funds we have previously received credit for. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the Grant may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the requirement in the Grant, we cannot assure that this requirement will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

CODA may not purchase from us all of the 20,000 systems provided for under its Supply Agreement.

We have executed a Supply Agreement with CODA that provides a framework for CODA, or its manufacturing partner, to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by CODA during the initial two-year term of the agreement. Under the terms of this agreement, CODA will issue blanket purchase orders covering their annual purchase requirements and specifying the timing of delivery for such units, with a portion of the delivery schedule considered to be "firm" and noncancellable. If CODA, or its manufacturing partner, does not purchase at least 15,000 units under the CODA Supply Agreement, CODA may be required to make specific payments to us. For example, if CODA is unsuccessful in the development of its electric automobile, CODA would not be obligated to purchase electric propulsion systems from us, but CODA would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our capital costs in preparing to supply electric propulsion systems to CODA, the payments are substantially less than the amount we would receive for sales of systems under the Supply Agreement. In addition, CODA may not have adequate funds to make any such payments to us or may otherwise contest its obligation to pay, and as a result it is possible that we may never receive any such funds. CODA may also terminate the Supply Agreement for any number of reasons.

We may experience challenges in launching production of electric propulsion systems on the scale envisioned under the CODA Supply Agreement.

Although we have installed and qualified production lines and begun production on these lines, we have not ever produced electric propulsion systems on the scale necessary to fulfill our obligations under the CODA Supply Agreement. We also may need to hire additional personnel as production volumes for CODA increase. We may encounter difficulties and challenges in ramping-up our operations. If we are unable to successfully increase our production volumes coincident with CODA's delivery requirements we could breach our Supply Agreement. If any such difficulties are encountered during production launch it could have a material adverse effect on our financial condition and results of operations.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue and intensify as production under the CODA Supply Agreement increases. CODA may become the source of a substantial portion of our revenue in at least the near-term. The magnitude of this revenue is dependent on CODA's ability to introduce and sell its passenger vehicle in commercial volumes.

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

Our electric propulsion systems use rare-earth minerals and unavailability or limited supply of these minerals could prevent us from manufacturing our products in production quantities or increase our costs.

Neodymium, a rare-earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. We currently source our magnets from China, and China has indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. Since the beginning of calendar 2011 we have experienced a significant price escalation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium. The price escalation is primarily due to changes in government policy in China. Although prices have decreased materially since peaking in the summer of 2011 they are nevertheless, still well above the baseline prices at the beginning of calendar year 2011. We have amended our supply agreement with CODA to pass a substantial portion of our increased magnet purchase costs through to CODA in the form of a surcharge and have implemented a magnet surcharge for all of our other customers to recover these escalated costs. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities, in a timely manner, or at a commercially reasonable cost. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs thereby reducing or eliminating our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers. Increasing prices to our customers due to escalating magnet costs may reduce demand for our motors and make it difficult or impossible to compete with other motor manufacturers whose motors do not use rare-earth minerals.

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

The popularity of alternative fuel based vehicles and "green energy" initiatives are highly dependent on macro-economic conditions, including oil prices and the overall health of the economy. When oil prices fall, interest in and resources allocated to the development of advanced technology vehicles and propulsion systems may diminish. Downturns in the world economy may also have a severe impact on the automotive industry, slowing the demand for vehicles generally and reducing consumers' willingness to pay more for environmentally friendly technology.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

toc*

None.

ITEM 2. PROPERTIES

toc*

We own our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2012 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Longmont, Colorado	129,304	Own	Manufacturing, laboratories and offices
Frederick, Colorado(1)	28,000	Own	Manufacturing, laboratories and offices
(1) This facility has been listed for sale and is classified on the company's financial statements as a current asset held for sale

ITEM 3. LEGAL PROCEEDINGS

toc*

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

toc*

Not applicable.

PART II
toc*

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

toc*

Our common stock trades on the NYSE MKT (formerly called NYSE Amex), Chicago, Pacific Stock, Frankfurt, Berlin and Stuttgart Stock Exchanges. The high and low trade prices, by fiscal quarter, as reported by the NYSE MKT Stock Exchange for the last two fiscal years are as follows:

2012	High	Low
Fourth Quarter	$1.90	$1.37
Third Quarter	$2.19	$1.28
Second Quarter	$2.41	$1.54
First Quarter	$3.15	$2.01

2011	High	Low
Fourth Quarter	$3.83	$2.22
Third Quarter	$2.85	$1.89
Second Quarter	$4.19	$2.06
First Quarter	$4.64	$3.10

On May 21, 2012 the closing price of our common stock, as reported on the NYSE MKT, was $1.24 per share and there were 641 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 2

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from 2008 through 2012:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among UQM Technologies, Inc., The S&P 500 Index
And The S&P Electrical Components & Equipment Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/07
3/08
3/09
3/10
3/11
3/12
UQM Technologies, Inc.
S&P 500
S&P Electrical Components & Equipment

	3/07	3/08	3/09	3/10	3/11	3/12

UQM Technologies, Inc.	100.00	41.12	39.90	102.43	72.51	36.01
S&P 500	100.00	94.92	58.77	88.02	101.79	110.48
S&P Electrical Components & Equipment	100.00	112.80	62.90	112.18	147.25	139.52

*$100 invested on 3/31/07 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

2 The stock price performance graph depicted is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

toc*

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Years Ended March 31,
	2012	2011	2010	2009	2008

Contract services revenue	$ 785,068	608,204	1,384,599	2,717,246	2,591,939
Product sales	$ 9,358,388	8,413,098	7,307,354	6,011,065	4,916,383
Loss before other income
(expense)	$ (4,953,336)	(2,349,174)	(4,201,091)	(4,479,743)	(4,995,242)

Net loss	$ (4,928,520)	(1,992,358)	(4,140,872)	(4,402,019)	(4,586,105)

Net loss per common share -
basic and diluted	$ (0.14)	(0.06)	(0.13)	(0.17)	(0.18)

Total assets	$ 39,655,601	41,803,920	42,682,573	12,422,832	16,402,546

Long-term obligations (1)	$ 715,107	1,316,372	1,155,416	1,490,472	1,520,798

Cash dividend declared per
common share	$ -	-	-	-	-

(1) Includes current portion of long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

toc*

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our Supply Agreement with CODA, future financial results and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed above in Part I, Item 1A. Risk Factors.

Introduction

We generate revenue from two principal activities: 1) research, development and application engineering services that are paid for by our customers; and 2) the sale of motors, generators and electronic controls. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production. During the fiscal year ended March 31, 2012 our product sales increased 11.2 percent to $9,358,388, driven primarily by an increase in demand for propulsion systems.

In 2010, we entered into a ten year Supply Agreement with CODA Automotive to supply our PowerPhase Pro® 100 kW electric propulsion systems for CODA's all-electric four-door sedan. Our Supply Agreement with CODA also provides that if CODA or its manufacturing partners, if any, do not collectively purchase 15,000 units within the first two years following the launch of production, they will be required to make specific payments to us. In September 2011 we amended the Supply Agreement to permit the recovery of neodymium magnet costs above a benchmark price stated in the amendment.

In October 2011, we launched volume production of this system and began shipments to CODA. In March 2012, CODA began selling its all-electric passenger car to fleets and consumers in the State of California through its recently established dealer network. To date, CODA has established five dealers in California and has announced its intention to establish an additional 40 dealers in 25 cities across the United States by the end of calendar year 2012. CODA has also recently completed an agreement with Great Wall Motors Company, Baoding, China to co-develop an all-electric vehicle for worldwide distribution. Great Wall is one of China's fastest growing automobile manufacturers in 2011 with 487,000 vehicle sold. Under this arrangement Great Wall and CODA intend to co-develop and introduce the most affordable EV on the market, comparable to entry-level internal combustion engine vehicles after incentives.

CODA has stated that it hopes to sell between 10,000 and 14,000 vehicles in the first year following introduction of the vehicle. If CODA achieves their sales objectives we expect our revenue from the sale of propulsion systems to CODA and our working capital requirements to increase materially.

We also supply electric propulsion systems to Proterra, a developer and manufacturer of all-electric composite transit buses and Electric Vehicles International ("EVI"), a developer and manufacturer of all-electric medium-duty delivery trucks. EVI recently announced that they have received an order from UPS for 100 all-electric delivery vans powered by our electric propulsion systems, the majority of which are expected to be delivered in calendar year 2012. We are also supplying an automotive qualified DC-to-DC converter to Eaton Corporation, which is used onboard medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar.

Our electric propulsion systems are being used in several development vehicles including the Audi A1 e-tron all-electric car and the Rolls Royce all-electric 102EX Phantom car. In addition to these programs, the Company is supplying its electric propulsion systems and generators to numerous other international automakers and entrepreneurial automobile developers as part of their HEV, PHEV and EV vehicle development programs.

We have a $45.1 million Grant from the DOE under the American Recovery and Reinvestment Act to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA, Proterra, EVI and other customers are eligible for reimbursement under the DOE program. We recorded reimbursements of $8.9 million under the DOE Grant through March 31, 2012 for capital assets acquired, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant through March 31, 2012 of $7.8 million. In April 2012 we amended this contract to extend the period of performance by two years to January 12, 2015 and to extend the date for demonstrating our ability to provide additional cost-sharing funds until July 12, 2013. These amendments will allow us additional time to automotive qualify and commercialize additional products and the next generation of our existing products for the expanding markets for clean vehicles.

We are also pursuing an advanced motor technology that eliminates rare-earth elements. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent application has been submitted to protect this innovation. UQM was also selected and awarded $3 million by the DOE in a competitive solicitation to pursue this technology. This award was announced in August 2011 and is a three-year technology development program.

We have developed and recently introduced at Electric Vehicle Symposium 26 a production qualified and higher power version of our larger frame size motor, the PowerPhase HD® 220 for the medium-duty truck and bus markets. This system produces 220 kW of peak power (at 360 VDC) in a smaller more cost effective package. We have also begun work on the next generation PowerPhase Pro® system for the automotive market. The objective of this program is to introduce a higher performance electric propulsion system that has increased efficiency over a broader operating range, a smaller package size and reduced costs.

Our former facility in Frederick, Colorado is currently listed for sale with a commercial broker. As a result, the carrying value of the facility has been classified as a current asset and listed under the caption facility held for sale.

We expect demand for our electric propulsion system and generator products to remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the evolution of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers. This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging CAFE and global carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

Product sales revenue for the fiscal year ended March 31, 2012 increased 11.2 percent to $9,358,388 versus $8,413,098 last fiscal year. The increase is primarily due to increased propulsion system shipments to CODA under our Supply Agreement partially offset by decreased levels of prototype propulsion system sales.

Revenue from funded engineering activities for the fiscal year ended March 31, 2012 increased to $785,068 versus $608,204 last fiscal year. The increase is primarily attributable to increased levels of customer funded engineering activities.

Gross profit margins on product sales for the fiscal year increased to 28.8 percent versus 27.6 percent last fiscal year, due to a more favorable product mix, improved overhead absorption and lower manufacturing burden arising from a change in the method of allocating costs associated with excess facility capacity. Gross profit contribution dollars increased to $2,979,995 versus $2,392,703 last fiscal year.

Net loss for the fiscal year ended March 31, 2012 increased to $4,928,520, or $0.14 per common share on consolidated total revenue of $10,143,456, versus a net loss of $1,992,358, or $0.06 per common share on consolidated total revenue of $9,021,302 for the previous fiscal year. The increase in current year net loss is primarily attributable to the reimbursement of prior period production engineering costs of $1,546,446 in the prior fiscal year under the DOE Grant which increased the reimbursement percentage for that fiscal year to 113 percent versus 63 percent for the current fiscal year, a recovery from a bankruptcy proceeding during the prior fiscal year of $265,474 and higher levels of selling, general and administrative expenses during the fiscal year ended March 31, 2012 due primarily to recruiting costs and the addition of a Vice President of Sales and Business Development to our executive team.

Our liquidity throughout the fiscal year was sufficient to meet our operating requirements. At March 31, 2012, we had cash and short-term investments totaling $12,120,849. Net cash used in operating activities for the fiscal year was $11,414,137 versus $2,284,396 last fiscal year due primarily to planned increases in inventory levels associated with the launch of production for CODA. Capital expenditures, net of reimbursements from the DOE for the fiscal year were $645,603 versus $3,652,569 last fiscal year.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2012 were $12,120,849 and working capital (the excess of current assets over current liabilities) was $25,025,517 compared with $24,211,275 and $27,413,664, respectively, at March 31, 2011. The decrease in cash and short-term investments is primarily attributable to operating losses, higher levels of inventories, accounts receivables and capital expenditures partially offset by higher levels of accounts payable and other current liabilities. The decrease in working capital is primarily attributable to operating losses and increased levels of other current liabilities which were partially offset by higher levels of accounts receivables.

Accounts receivable increased $1,402,063 to $4,929,117 at March 31, 2012 from $3,527,054 at March 31, 2011. The increase is primarily attributable to higher levels of billings under our purchase and supply agreement with CODA. Substantially all of our customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating our typical terms are irrevocable letter of credit or cash payment in advance of delivery. During the year ended March 31, 2012, our customer Saab filed for bankruptcy protection. As a result, we had an allowance for bad debts of $127,697 at March 31, 2012 representing approximately 90 percent of the amount due from Saab. No allowance for bad debts was deemed necessary at March 31, 2011.

Costs and estimated earnings on uncompleted contracts decreased to $78,376 at March 31, 2012 versus $126,775 at March 31, 2011. The decrease is due to more favorable billing terms on certain contracts in process at March 31, 2012 versus March 31, 2011. Estimated earnings on contracts in process decreased to $380,713 or 24.0 percent of contracts in process of $1,587,499 at March 31, 2012 compared to estimated earnings on contracts in process of $424,184 or 9.4 percent of contracts in process of $4,530,042 at March 31, 2011. The decrease in estimated earnings is attributable to lower levels of funded engineering contracts in process partially offset by higher expected margin on certain contracts in process at March 31, 2012.

Inventories increased $8,350,707 to $10,564,148 at March 31, 2012 as compared to $2,213,441 at March 31, 2011 principally due to increased levels of raw materials and finished goods inventories. Raw materials, work-in-process and finished goods inventory increased $5,420,316, $321,956 and $2,608,435, respectively, principally due to the ramping up of production for CODA.

Prepaid expenses and other current assets increased to $556,592 at March 31, 2012 from $367,154 at March 31, 2011 primarily due to higher levels of prepayments on raw material inventories outstanding at the end of the current fiscal year versus the prior fiscal year end.

We invested $2,132,593 for the acquisition of property and equipment during the fiscal year before reimbursements from the DOE Grant compared to $7,388,288 during the fiscal year ended March 31, 2011. The decrease in gross capital expenditures is primarily attributable to reduced renovation costs on our facility and decreased acquisitions of equipment this year reflecting the completion of the installation of our volume production lines during the prior fiscal year.

Patent costs decreased $41,255 to $222,836 at March 31, 2012 as compared to $264,091 at March 31, 2011 due to systematic amortization of patent issuance costs and the impairment of a patent application during the year, partially offset by the costs associated with the filing and pursuit of new patent applications.

Trademark costs decreased $4,487 to $113,844 at March 31, 2012 as compared to $118,331 at March 31, 2011 due to systematic amortization of trademark issuance costs.

Other assets decreased $133,259 to $90,105 at March 31, 2012 from $223,364 at March 31, 2011 due to lower levels of prepayments on capital equipment purchases outstanding at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable increased $983,110 to $2,356,513 at March 31, 2012 from $1,373,403 at March 31, 2011, primarily due to increased levels of inventory purchases offset by lower levels of capital asset purchases and reduced outstanding construction draws associated with the renovation of our facility at the end of the prior fiscal year.

Other current liabilities increased $1,425,395 to $2,329,101 at March 31, 2012 from $903,706 at March 31, 2011. The increase is primarily attributable to deferred revenue arising from our magnet purchase agreement with CODA and higher levels of customer deposits outstanding at March 31, 2012.

Short-term deferred compensation under executive employment agreements decreased $587,193 to $152,007 at March 31, 2012 versus $739,200 at March 31, 2011 reflecting a retirement payment made to the Company's former CEO during the first quarter of the fiscal year, partially offset by severance obligations due to our former Senior Vice President of Operations under the terms of his employment agreement.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $8,525 to $7,201 at March 31, 2012 from $15,726 at March 31, 2011 reflecting decreased levels of billings on certain engineering contracts in process at the end of the fiscal year ended March 31, 2012 in advance of the performance of the associated work versus the prior fiscal year.

Long-term deferred compensation under executive employment agreements decreased $14,072 to $563,100 at March 31, 2012 from $577,172 at March 31, 2011 reflecting the reduction of estimated future severance obligations due to the departure of our Senior Vice President of Operations which were partially offset by periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital increased to $363,562 and $114,371,106, respectively, at March 31, 2012 compared to $362,133 and $113,391,049 at March 31, 2011. The increase in common stock and additional paid-in capital was primarily attributable to the expensing of non-cash share-based payments associated with equity grants under our stock bonus and equity incentive plans and share issuances under our employee stock purchase plan and stock bonus plan.

Results of Operations

Operations for the fiscal year ended March 31, 2012, resulted in a net loss of $4,928,520, or $0.14 per common share, compared to a net loss of $1,992,358, or $0.06 per common share, and $4,140,872, or $0.13 per common share, for the fiscal years ended March 31, 2011 and 2010, respectively. The increase in current year net loss is primarily attributable to the reimbursement of prior period production engineering costs of $1,546,446 in the prior fiscal year under the DOE Grant, a recovery from a bankruptcy proceeding during the prior fiscal year of $265,474 and higher levels of selling, general and administrative expenses due primarily to recruiting costs and the addition of a Vice President of Sales and Business Development to our executive team.

Revenue from contract services increased $176,864, or 29.1 percent, to $785,068 for the fiscal year ended March 31, 2012 versus $608,204 for the fiscal year ended March 31, 2011. The increase is primarily attributable to increased levels of customer funded engineering activities. Revenue from contract services decreased to $608,204 for the fiscal year ended March 31, 2011 compared to $1,384,599 for the fiscal year ended March 31, 2010. The decrease is primarily attributable to lower levels of funded development programs and the application of engineering resources from the contract services group to support production engineering, low volume production and internally funded research and development activities.

Product sales this fiscal year increased 11.2 percent to $9,358,388 compared to $8,413,098 for the fiscal year ended March 31, 2011. The increase is primarily due to increased propulsion system shipments to CODA under our Supply Agreement partially offset by decreased levels of prototype propulsion system sales. Product sales for the fiscal year ended March 31, 2011 increased 15.1 percent to $8,413,098 compared to $7,307,354 for the fiscal year ended March 31, 2010. The increase was primarily attributable to shipments of propulsion systems under the CODA, Proterra and EVI supply agreements and shipments of propulsion systems under a fleet build program with Audi.

Gross profit margins on contract services increased to 36.3 percent this fiscal year compared to 11.0 percent for the fiscal year ended March 31, 2011 primarily due to higher expected margins on certain contracts in process at March 31, 2012. Gross profit margins on contract services decreased to 11.0 percent fiscal year ended March 31, 2011 compared to 35.5 percent for the fiscal year ended March 31, 2010 due to reduced overhead absorption and higher incurred costs than planned on certain engineering contracts in process. Gross profit margins on product sales this fiscal year increased to 28.8 percent compared to 27.6 percent for fiscal 2011. The increase is primarily due to a more favorable product mix, improved overhead absorption and lower manufacturing burden arising from a change in the method of allocating costs associated with excess facility capacity. Gross profit margins on product sales for the fiscal year ended March 31, 2011 decreased to 27.6 percent compared to 30.5 percent for fiscal 2010. The decrease is primarily due to lower margins on pre-production units shipped to CODA.

Research and development expenditures for the fiscal year ended March 31, 2012 were $37,128 compared to $292,865 and $576,341 for the fiscal years ended March 31, 2011 and 2010, respectively. The decrease in research and development expenditures for the fiscal year ended March 31, 2012 compared to the prior fiscal year was primarily due to reduced levels of internally funded and cost-sharing programs. The decrease in research and development expenditures for the fiscal year ended March 31, 2011 compared to the prior fiscal year was primarily due to reduced levels of internally funded programs.

Production engineering costs were $6,014,868 for the fiscal year ended March 31, 2012 versus $3,536,287 and $2,908,334 for the prior two fiscal years. The increase for the current fiscal year versus fiscal year 2011 is primarily attributable to the utilization of engineering resources from our contract services group, and expansion of the production engineering group and its activities in preparation for the launch of higher volume manufacturing operations for CODA, development of our next generation PowerPhase Pro® propulsion systems for the passenger automobile market and increased product qualification and testing activities on our PowerPhase HD® 220 system for the truck and bus markets. The increase for the fiscal year ended March 31, 2011 versus fiscal 2010 was primarily attributable to the utilization of engineering resources from our contract services group, and expansion of the production engineering group and its activities in preparation for the launch of higher volume manufacturing operations for CODA.

Reimbursement of costs under the DOE Grant were $3,794,324 versus $3,988,655 and zero for each of the two prior fiscal years, respectively. Last fiscal year the Company satisfied various conditions of the Grant allowing for the recognition and reimbursement of all product qualification and testing costs incurred between August 5, 2009 and September 30, 2010. As a result, during the fiscal year ended March 31, 2011 we recorded reimbursements of $1,546,446 for product qualification and testing costs incurred in the prior fiscal year. Excluding this amount, reimbursements for the fiscal year ended March 31, 2012 increased $1,352,115 versus the prior fiscal year reflecting increased levels of reimbursable product qualification and testing costs.

Selling, general and administrative expenses this fiscal year were $5,678,797 compared to $4,884,373 and $3,433,549 for the fiscal years ended March 31, 2011 and 2010, respectively. The increase this year is attributable to increases in salary and benefits expenses associated with an expansion in our administrative staff and executive team, higher levels of accounting fees, the establishment of an allowance for bad debts related to the Saab bankruptcy filing and increased recruiting and general insurance costs partially offset by decreases in non-cash equity based compensation and marketing expenses. The increase for fiscal 2011 versus 2010 is primarily attributable to higher levels of annual cash and non-cash incentive compensation grants, costs arising from the recruitment and relocation of a new Chief Executive Officer and moving expenses associated with our relocation to a new facility.

Interest income decreased to $22,805 for the current fiscal year compared to $91,342 and $64,916 for the fiscal years ended March 31, 2011 and 2010, respectively. The decrease for fiscal 2012 versus fiscal 2011 is attributable to lower invested balances and lower yields during the fiscal year ended March 31, 2012. The increase for fiscal 2011 versus fiscal 2010 is attributable to higher yields on invested balances due to a greater mix of investments with a longer period to maturity.

Interest expense was zero for the year ended March 31, 2012 compared to zero and $15,697 for the fiscal years ended March 31, 2011 and 2010, respectively. The decrease for fiscal 2012 and 2011 versus fiscal 2010 is due to the payoff of the mortgage on the company's former facility during the fiscal year ended March 31, 2010.

Other income for the fiscal year ended March 31, 2012 was $2,011 versus $265,474 and $11,000 for the fiscal years ended March 31, 2011 and 2010, respectively. The decrease this fiscal year is attributable to a recovery received from a bankruptcy proceeding during the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2012 were adequate to meet operating needs. At March 31, 2012, we had cash and short-term investments of $12,120,849 and working capital (the excess of current assets over current liabilities) of $25,025,517 compared to $24,211,275 and $27,413,664 at March 31, 2011, respectively.

For the year ended March 31, 2012, net cash used in operating activities was $11,414,137 compared to net cash used in operating activities of $2,284,396 and $2,428,007 for the years ended March 31, 2011 and 2010, respectively. The increase in cash used in operating activities this fiscal year is primarily attributable to increased levels of inventory and accounts receivable principally associated with the launch of volume production for CODA and higher operating losses, partially offset by higher levels of accounts payable and other current liabilities. The decrease in cash used for the year ended March 31, 2011 is primarily attributable to lower operating losses, offset by higher levels of accounts receivable and inventories at the end of the fiscal year.

Net cash provided by investing activities for the fiscal year ended March 31, 2012 was $7,124,741 compared to cash provided by investing activities of $475,688 for the previous fiscal year and cash used in investing activities of $14,793,339 for fiscal 2010. The increase in the fiscal year ended March 31, 2012 is due to increased net maturities of short-term investments and a decrease in the amount of capital expenditures, net of reimbursements under our DOE Grant. The increase in cash provided by investing activities for fiscal 2011 versus fiscal 2010 is due to reimbursements received from the DOE under the Grant, higher levels of investment maturities and reduced levels of capital expenditures.

Net cash provided by financing activities was $48,584 for the fiscal year ended March 31, 2012 versus cash used in financing activities of $52,140 and cash provided by financing activities of $32,458,947 for the fiscal years ended March 31, 2011 and 2010, respectively. The decrease in cash provided in fiscal 2012 versus fiscal 2010 and the decrease in cash provided in fiscal 2011 versus fiscal 2010 and is primarily attributable to the completion of a follow-on public offering in the third quarter of fiscal 2010 which resulted in cash proceeds of $31,664,373.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any. We may need to invest substantially greater financial resources during fiscal 2013 on the commercialization of our products in the automotive market, including a significant increase in human resources, and increased expenditures for equipment, tooling and facilities. These capital requirements may be substantially reduced by funding available under our DOE Grant, which provides reimbursement of 50 percent of qualified capital expenditures and product qualification and testing costs. We expect our working capital requirements to increase further if CODA achieves their annual vehicle sales target of 10,000 vehicles. We believe we have sufficient cash resources to meet our working capital requirements, including those we expect to arise from higher production volumes for CODA, and to fund our operations for at least the next eighteen months.

We expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage consistent with the execution of our business plan, although it is possible that with higher than expected growth next year and beyond, our working capital requirements could consume a substantial portion of our cash reserves at March 31, 2012. If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operation with then available financial resources.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2012:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	15,050,500	15,050,500	-	-	-
Executive employment agreements (1)	715,107	152,007	510,000	-	53,100
Total	15,765,607	15,202,507	510,000	-	53,100

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer's particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2012 we established an allowance for bad debts of $127,697, principally due to the bankruptcy filing of Saab. In light of current economic conditions we may need to maintain an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. The actual realizable value of our inventories may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses. During the fiscal years ended March 31, 2012, 2011 and 2010, we recorded inventory impairments of $10,169, $10,160 and $26,714, respectively.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management's best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers' products and other applications with demanding specifications. Management's best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at March 31, 2012 could be materially different from management's estimates, and any modification of management's estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

toc*

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. One component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales, and related receivables are payable in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

toc*

Board of Directors and

Shareholders of UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado corporation) and subsidiaries (collectively, the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 24, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 24, 2012

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

Board of Directors and

Shareholders of UQM Technologies, Inc.

We have audited UQM Technologies, Inc. (a Colorado Corporation) and subsidiaries (collectively, the "Company") internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2012, and our report dated May 24, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 24, 2012

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

toc*

	March 31, 2012	March 31, 2011
Assets

Current assets:
Cash and cash equivalents	$ 11,637,940	15,878,752
Short-term investments	482,909	8,332,523
Accounts receivable, net	4,929,117	3,527,054
Costs and estimated earnings in excess of billings on uncompleted contracts	78,376	126,775
Inventories	10,564,148	2,213,441
Facility held for sale	1,621,257	-
Prepaid expenses and other current assets	556,592	367,154

Total current assets	29,870,339	30,445,699

Property and equipment, at cost:
Land	1,683,330	1,859,988
Building	4,484,493	6,822,850
Machinery and equipment	7,868,481	6,766,539
	14,036,304	15,449,377
Less accumulated depreciation	(4,677,827)	(4,696,942)

Net property and equipment	9,358,477	10,752,435

Patent costs, net of accumulated amortization of $816,259 and $781,608	222,836	264,091

Trademark costs, net of accumulated amortization of $59,743 and $55,256	113,844	118,331

Other assets	90,105	223,364

Total assets	$ 39,655,601	$ 41,803,920

See accompanying notes to consolidated financial statements.		(Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	March 31, 2012	March 31, 2011
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 2,356,513	1,373,403
Other current liabilities	2,329,101	903,706
Short-term deferred compensation under executive employment agreements	152,007	739,200
Billings in excess of costs and estimated earnings on uncompleted contracts	7,201	15,726

Total current liabilities	4,844,822	3,032,035

Long-term deferred compensation under executive employment agreements	563,100	577,172

Total liabilities	5,407,922	3,609,207

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized;
36,356,177 and 36,213,293 shares issued and outstanding	363,562	362,133
Additional paid-in capital	114,371,106	113,391,049
Accumulated deficit	(80,486,989)	(75,558,469)

Total stockholders' equity	34,247,679	38,194,713

Total liabilities and stockholders' equity	$ 39,655,601	41,803,920

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

toc*

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
Revenue:
Contract services	$ 785,068	608,204	1,384,599
Product sales	9,358,388	8,413,098	7,307,354
	10,143,456	9,021,302	8,691,953
Operating costs and expenses:
Costs of contract services	499,813	541,214	892,649
Costs of product sales	6,663,648	6,087,385	5,082,171
Research and development	37,128	292,865	576,341
Production engineering	6,014,868	3,536,287	2,908,334
Reimbursement of costs under DOE grant	(3,794,324)	(3,988,655)	-
Selling, general and administrative	5,678,797	4,884,373	3,433,549
Loss (gain) on disposal of assets	(3,138)	17,007	-
	15,096,792	11,370,476	12,893,044

Loss before other income (expense)	(4,953,336)	(2,349,174)	(4,201,091)

Other income (expense):
Interest income	22,805	91,342	64,916
Interest expense	-	-	(15,697)
Other	2,011	265,474	11,000
	24,816	356,816	60,219

Net loss	$ (4,928,520)	(1,992,358)	(4,140,872)

Net loss per common share-basic and diluted:	$ (0.14)	(0.06)	(0.13)

Weighted average number of shares of common
stock outstanding - basic and diluted	36,301,642	36,070,364	30,720,368

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

toc*

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders'
	issued	stock	capital	deficit	equity
Balances at April 1, 2009	26,727,694	$ 267,277	78,767,154	(69,425,239)	9,609,192

Issuance of common stock in follow-on offering, net of offering costs	8,625,000	86,250	31,578,123	-	31,664,373
Issuance of common stock under employee stock purchase plan	61,362	613	106,000	-	106,613
Purchase of treasury stock	(38,750)	(388)	(159,787)	-	(160,175)
Issuance of common stock upon exercise of employee options	374,349	3,743	1,081,120	-	1,084,863
Issuance of common stock upon exercise of warrants	70,142	701	179,495	-	180,196
Issuance of common stock under stock bonus plan	126,941	1,271	(1,271)	-	-
Compensation expense from employee and
director stock option and common stock grants	-	-	660,393	-	660,393

Net loss	-	-	-	(4,140,872)	(4,140,872)

Balances at March 31, 2010	35,946,738	359,467	112,211,227	(73,566,111)	39,004,583

Issuance of common stock under employee stock purchase plan	9,828	98	22,397	-	22,495
Purchase of treasury stock	(55,045)	(550)	(143,201)	-	(143,751)
Issuance of common stock upon exercise of employee options	31,966	320	68,796	-	69,116
Issuance of common stock under stock bonus plan	279,806	2,798	334,375	-	337,173
Compensation expense from employee and
director stock option and common stock grants	-	-	897,455	-	897,455

Net loss	-	-	-	(1,992,358)	(1,992,358)

Balances at March 31, 2011	36,213,293	362,133	113,391,049	(75,558,469)	38,194,713

Issuance of common stock under employee stock purchase plan	41,158	412	60,548	-	60,960
Purchase of treasury stock	(6,191)	(62)	(12,314)	-	(12,376)
Issuance of common stock under stock bonus plan	107,917	1,079	167,545	-	168,624
Compensation expense from employee and
director stock option and common stock grants	-	-	764,278	-	764,278

Net loss	-	-	-	(4,928,520)	(4,928,520)

Balances at March 31, 2012	36,356,177	$ 363,562	114,371,106	(80,486,989)	34,247,679

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

toc*

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$ (4,928,520)	(1,992,358)	(4,140,872)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,178,958	864,572	603,095
Non-cash equity based compensation	932,902	1,234,628	660,393
Loss (gain) on disposal of assets	(3,138)	17,007	-
Impairment of long-lived assets	27,845	-	-
Impairment of inventories	10,169	10,160	26,714
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings
in excess of billings on uncompleted contracts	(1,978,510)	(1,139,033)	(816,187)
Inventories	(8,360,876)	(932,275)	(10,869)
Prepaid expenses and other current assets	(189,438)	(226,869)	(22,517)
Other assets	-	-	(9,037)
Accounts payable and other current liabilities	2,506,261	(245,358)	1,219,221
Billings in excess of costs and estimated
earnings on uncompleted contracts	(8,525)	(35,826)	(19,815)
Deferred compensation under executive
employment agreements	(601,265)	160,956	81,867
Net cash used in operating activities	(11,414,137)	(2,284,396)	(2,428,007)

Cash flows from investing activities:
Purchases of short-term investments	(7,369,698)	(20,435,612)	(12,412,670)
Maturities of short-term investments	15,219,312	24,570,973	3,295,154
Decrease (increase) in other long-term assets	(61,855)	1,412	(1,664)
Acquisition of property and equipment	(2,132,593)	(7,388,288)	(9,210,789)
Property and equipment reimbursements received
from DOE under grant	1,486,990	3,735,719	3,574,617
Increase in patent and trademark costs	(21,240)	(9,520)	(37,987)
Cash proceeds from sale of equipment	3,825	1,004	-
Net cash provided by (used in) investing activities	$ 7,124,741	475,688	(14,793,339)

See accompanying notes to consolidated financial statements. (Continued)

UQM TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
Cash flows from financing activities:
Repayment of debt	$ -	-	(416,923)
Issuance of common stock in follow-on offering,
net of offering costs	-	-	31,664,373
Issuance of common stock upon exercise of
employee stock options	-	69,116	1,084,863
Purchase of treasury stock	(12,376)	(143,751)	(160,175)
Issuance of common stock upon exercise of warrants	-	-	180,196
Issuance of common stock under employee stock
purchase plan	60,960	22,495	106,613
Net cash provided by (used in) financing activities	48,584	(52,140)	32,458,947

Increase (decrease) in cash and cash equivalents	(4,240,812)	(1,860,848)	15,237,601

Cash and cash equivalents at beginning of year	15,878,752	17,739,600	2,501,999

Cash and cash equivalents at end of year	$ 11,637,940	15,878,752	17,739,600

Supplemental Cash Flow Information:
Interest paid in cash during the year	$ -	-	17,075

Non-cash investing and financing transactions:

During the year ended March 31, 2012 we reclassified a facility with a gross value of $2,645,793 and accumulated depreciation of $1,024,536 to facility held for sale.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

toc*

(1)  Summary of Significant Accounting Policies

(a)   Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Longmont, Colorado. Our revenue is derived primarily from product sales to customers in the automotive, industrial, and aerospace markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability together with our partners, to commercialize our products and technology.

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

(d)   Investments

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed securities and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at three major financial institutions who hold custody of the investments. All of our investments are held-to-maturity investments as we have the positive intent and ability to hold these securities until maturity. All investments are recorded at amortized cost.

The amortized cost and unrealized gain or loss of our investments were:

	March 31, 2012		March 31, 2011
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
U.S. government and government agency
securities	$ -	-	795,451	(17,197)
Commercial paper, corporate and foreign bonds	482,909	11,626	7,227,820	(59,777)
Certificates of deposit	-	-	309,252	-
	482,909	11,626	8,332,523	(76,974)
Long-term investment:
Certificates of deposit (included in other assets)	61,855	-	-	-
	$ 544,764	11,626	8,332,523	(76,974)

The time to maturity of held-to-maturity securities were:

	March 31,
	2012	2011
Three to six months	$ 432,985	6,518,845
Six months to one year	49,924	1,813,678
Over one year	61,855	-
	$ 544,764	8,332,523

(e)   Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for doubtful accounts based upon a number of factors including the length of time trade receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2012 and 2011, we had an allowance for uncollectible accounts receivable of $127,697 and zero, respectively. Accounts receivable are deemed to be past due when they have not been paid by their contractual due dates.

(f)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We charge directly to expense slow moving or obsolete inventory items during the period we assess the value of such inventory to be impaired. For the fiscal years ended March 31, 2012, 2011 and 2010, we impaired inventory of $10,169, $10,160 and $26,714, respectively.

(g)   Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with DOE Grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2012, 2011 and 2010 was $1,139,821, $817,033 and $547,365, respectively.

(h)   Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2012, 2011 and 2010 was $39,137, $47,539, and $55,730, respectively.

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

(m)   Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation of deferred tax assets may be reduced if future realization is not assured. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense or benefit in the period that includes the enactment date. The Company has unexpired net operating losses and research and development credits carrying forward into current years that date from the tax year 1998 and 2001, respectively. As such, all federal tax returns from 1998 to the present are subject to federal audit.

(n)   Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

(o)   Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2012, 2011 and 2010, respectively, issued but not yet earned common shares of 167,680, 62,199, and 98,929 were being held in safekeeping by the Company. For the fiscal years 2012, 2011 and 2010, shares in the amount of zero, 8,794, and 26,260, respectively, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At March 31, 2012, 2011 and 2010, options to purchase 3,254,905, 2,971,251 and 2,637,875 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2012, 2011 and 2010, respectively, options for 3,201,569, 1,032,297, and 678,815 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options determined under the treasury stock method to acquire 2,834 shares, 363,356 shares and 612,807 shares of common stock for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, were potentially includable in the calculation of diluted loss per share but were not included, because to do so would be antidilutive.

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

(2)  Stock Based Compensation

Stock Option Plans

As of March 31, 2012, we had 260,004 shares of common stock available for future grant to employees, consultants and key suppliers under our 2002 Equity Incentive Plan ("Plan"). This Plan expired on April 2, 2012 by its terms. We adopted a new plan, the 2012 Equity Incentive Plan on April 11, 2012 ("2012 Plan") and authorized 1,300,000 shares of common stock which are available for future grant to employees, consultants and key suppliers, subject to ratification by the Company's shareholders. The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors ("Directors Plan") pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. On November 2, 2011 the board of directors approved an amendment to the Directors Plan increasing the number of common stock available for future grant by 500,000 shares, subject to ratification by the company's shareholders. As of March 31, 2012, we had 448,509 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. As of March 31, 2012 we had 455,621 shares of common stock available for issuance under the Stock Purchase Plan. During the years ended March 31, 2012, 2011 and 2010, respectively, 41,158, 9,828 and 61,362 shares of common stock were issued under the Stock Purchase Plan. Cash received by us upon the issuance of shares under the Stock Purchase Plan for the years ended March 31, 2012, 2011 and 2010, was $60,960, $22,495 and $106,613, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan ("Stock Plan") administered by the Board of Directors. As of March 31, 2012 there were 550,320 shares of common stock available for future grant under the Stock Plan. On May 9, 2012, the Board of Directors approved an amendment to the plan increasing the number of shares available for future grant by 200,000 shares, subject to ratification by the company's shareholders. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 213,398, 243,076, and zero shares granted under the Stock Plan during the years ended March 31, 2012, 2011, and 2010, respectively.

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. Options granted by us generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of the grant. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
Cost of contract services	$ 21,592	90,189	84,331
Cost of product sales	98,807	105,714	76,809
Research and development	1,110	15,892	29,606
Production engineering	193,474	100,802	103,669
Selling, general and administrative	617,919	922,031	365,978
	$ 932,902	1,234,628	660,393

Share-based compensation capitalized in inventories was insignificant as of March 31, 2012 and 2011.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2012, 2011 and 2010 was insignificant.

All options granted under the Non-Employee Director Stock Option Plan are vested. A summary of the status of non-vested shares under the 2002 Equity Incentive Plan as of March 31, 2012, 2011 and 2010, and changes during the years ended March 31, 2012, 2011 and 2010 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2012		March 31, 2011		March 31, 2010
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Option	Fair Value	Option	Fair Value	Option	Fair Value
Non-vested at April 1	475,934	$ 1.73	338,747	$ 1.93	283,454	$ 1.40
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	(3,610)	$ 1.79	(1,832)	$ 1.61	-	$ -
Non-vested at June 30	472,324	$ 1.73	336,915	$ 1.94	283,454	$ 1.40
Granted	389,588	$ 1.68	510,132	$ 1.37	-	$ -
Vested	(149,126)	$ 1.41	(297,594)	$ 1.21	(128,471)	$ 1.47
Forfeited	(931)	$ 1.61	-	$ -	(5,873)	$ 1.58
Non-vested at September 30	711,855	$ 1.77	549,453	$ 1.80	149,110	$ 1.35
Granted	25,000	$ 1.12	-	$ -	193,304	$ 2.38
Vested	(64,435)	$ 2.38	(64,435)	$ 2.38	-	$ -
Forfeited	(1,985)	$ 1.61	(7,119)	$ 1.58	-	$ -
Non-vested at December 31	670,435	$ 1.69	477,899	$ 1.73	342,414	$ 1.93
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	(3,667)	$ 1.78
Forfeited	(1,713)	$ 1.61	(1,965)	$ 1.45	-	$ -
Non-vested at March 31	668,722	$ 1.69	475,934	$ 1.73	338,747	$ 1.93

As of March 31, 2012, there was $660,870 of total unrecognized compensation cost related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 23 months. The total fair value of stock options that vested during the years ended March 31, 2012, 2011 and 2010 was $363,238, $512,720 and $194,945, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2012, 2011 and 2010, and changes during the years ended March 31, 2012, 2011 and 2010 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2012		March 31, 2011		March 31, 2010
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	62,199	$ 2.50	98,929	$ 2.97	225,870	$ 3.08
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at June 30	62,199	$ 2.50	98,929	$ 2.97	225,870	$ 3.08
Granted	213,398	$ 2.34	235,173	$ 2.51	-	$ -
Vested	(107,917)	$ 2.28	(139,767)	$ 2.57	(45,342)	$ 3.20
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at September 30	167,680	$ 2.44	194,335	$ 2.70	180,528	$ 3.05
Granted	-	$ -	7,903	$ 1.92	-	$ -
Vested	-	$ -	(140,039)	$ 2.74	(81,599)	$ 3.14
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at December 31	167,680	$ 2.44	62,199	$ 2.50	98,929	$ 2.97
Granted	-	$ -	-	$ -	-	$ -
Vested	-	$ -	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -	-	$ -
Non-vested at March 31	167,680	$ 2.44	62,199	$ 2.50	98,929	$ 2.97

As of March 31, 2012 there was $288,786 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 25 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the years ended March 31, 2012, 2011 and 2010 was $245,745, $743,454, and $401,384, respectively.

During the years ended March 31, 2012, 2011 and 2010 options to acquire 569,710, 629,965, and 246,840 shares of common stock, respectively, were granted under our 2002 Equity Incentive and Non-Employee Director Stock Option Plans. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2012, 2011 and 2010, were based on estimates at the date of grant as follows:

Year Ended March 31,
	2012	2011	2010
Weighted average estimated
fair value of grant	$ 2.29 per option	$ 1.33 per option	$ 2.35 per option
Expected life (in years)	5.8 years	4.1 years	3.2 years
Risk free interest rate	2.59%	1.56%	2.18%
Expected volatility	73.96%	73.46%	75.89%
Expected dividend yield	0.0%	0.0%	0.0%

Expected volatility is based on historical volatility. Options granted to members of the board of directors and executives with option terms of less than ten years utilize the simplified calculation of expected life described by SAB 107 because we do not have sufficient historical experience for option grants with option terms of less than ten years. The expected life of all other options granted is based on historical experience.

Additional information with respect to stock option activity during the year ended March 31, 2012 under our 2002 Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2011	2,630,491	$ 3.00	3.7 years	$ 959,001
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(6,309)	$ 3.08

Outstanding at June 30, 2011	2,624,182	$ 3.00	3.5 years	$ 39,661
Granted	389,588	$ 2.40
Exercised	-	$ -		$ -
Forfeited	(35,931)	$ 3.54

Outstanding at September 30, 2011	2,977,839	$ 2.92	4.1 years	$ -
Granted	25,000	$ 2.10
Exercised	-	$ -		$ -
Forfeited	(1,985)	$ 2.40

Outstanding at December 31, 2011	3,000,854	$ 2.91	3.9 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(218,398)	$ 4.14

Outstanding at March 31, 2012	2,782,456	$ 2.81	4.0 years	$ -

Exercisable at March 31, 2012	2,113,734	$ 2.87	2.7 years	$ -

Vested and expected to vest at March 31, 2012	2,755,229	$ 2.82	3.9 years	$ -

Additional information with respect to stock option activity during the year ended March 31, 2011 under our 2002 Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155
Granted	-	$ -
Exercised	(1,000)	$ 3.57		$ 600
Forfeited	(3,166)	$ 3.57

Outstanding at June 30, 2010	2,372,909	$ 3.45	3.7 years	$ 1,264,435
Granted	510,132	$ 2.52
Exercised	-	$ -		$ -
Forfeited	(6,334)	$ 3.59

Outstanding at September 30, 2010	2,876,707	$ 3.28	4.0 years	$ 328,687
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(7,119)	$ 2.37

Outstanding at December 31, 2010	2,869,588	$ 3.29	3.7 years	$ 74,736
Granted	-	$ -
Exercised	(30,966)	$ 2.12		$ 35,590
Forfeited	(208,131)	$ 7.07

Outstanding at March 31, 2011	2,630,491	$ 3.00	3.7 years	$ 959,001

Exercisable at March 31, 2011	2,154,557	$ 2.99	3.2 years	$ 759,243

Vested and expected to vest at March 31, 2011	2,612,913	$ 3.00	3.7 years	$ 950,395

Additional information with respect to stock option activity during the year ended March 31, 2010 under our 2002 Equity Incentive Plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2009	2,740,815	$ 3.66	4.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2009	2,740,815	$ 3.66	4.4 years	$ 341,705
Granted	-	$ -
Exercised	(254,094)	$ 2.71		$ 535,449
Forfeited	(5,873)	$ 2.66

Outstanding at September 30, 2009	2,480,848	$ 3.76	4.0 years	$ 5,803,280
Granted	193,304	$ 4.73
Exercised	(79,009)	$ 3.55		$ 722,353
Forfeited	(667)	$ 3.57

Outstanding at December 31, 2009	2,594,476	$ 3.84	3.9 years	$ 8,237,679
Granted	-	$ -
Exercised	(21,444)	$ 2.39		$ -
Forfeited	(195,957)	$ 8.75

Outstanding at March 31, 2010	2,377,075	$ 3.45	3.9 years	$ 2,509,155

Exercisable at March 31, 2010	2,038,328	$ 3.40	3.7 years	$ 2,257,051

Vested and expected to vest at March 31, 2010	2,362,503	$ 3.40	3.9 years	$ 2,494,713

Additional information with respect to stock option activity during the year ended March 31, 2012 under our non-employee director stock option plan is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at April 1, 2011	329,786	$ 2.86	3.1 years	$ 129,642
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at June 30, 2011	329,786	$ 2.86	2.9 years	$ 9,734
Granted	155,122	$ 2.04
Exercised	-	$ -		$ -
Forfeited	(25,996)	$ 2.33

Outstanding at September 30, 2011	458,912	$ 2.61	3.7 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	(13,158)	$ 3.40

Outstanding at December 31, 2011	445,754	$ 2.59	3.6 years	$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -

Outstanding at March 31, 2012	445,754	$ 2.59	3.3 years	$ -

Exercisable at March 31, 2012	445,754	$ 2.59	3.3 years	$ -

Vested and expected to vest at March 31, 2012	445,754	$ 2.59	3.3 years	$ -

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

Cash received by us upon the exercise of stock options for the years ended March 31, 2012, 2011 and 2010 was zero, $69,116 and $1,084,863, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

(3)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2012, the estimated period to complete contracts in process ranged from one to ten months, and we expect to collect substantially all related accounts receivable arising therefrom within sixty days of billing.

The following summarizes contracts in process:

	March 31, 2012	March 31, 2011

Costs incurred on uncompleted contracts	$ 1,206,786	$ 4,105,858
Estimated earnings	380,713	424,184
	1,587,499	4,530,042
Less billings to date	(1,516,324)	(4,418,993)
	$ 71,175	$ 111,049

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 78,376	$ 126,775
Billings in excess of costs and estimated earnings on
uncompleted contracts	(7,201)	(15,726)
	$ 71,175	$ 111,049

(4)  Inventories

Inventories consist of:

	March 31, 2012	March 31, 2011

Raw materials	$ 7,189,930	$ 1,769,614
Work-in-process	710,603	388,647
Finished products	2,663,615	55,180
	$ 10,564,148	$ 2,213,441

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers' requirements. We periodically assess our inventory for recovery of its carrying value based on available information, expectations and estimates, and adjust inventory carrying-value to the lower of cost or market for estimated declines in the realizable value. For the fiscal years ended March 31, 2012, 2011 and 2010, we impaired obsolete inventory with a carrying value of $10,169, $10,160 and $26,714, respectively.

(5)  Government Grants

We have a $45,145,534 grant (the "Grant") with the DOE under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2015.

We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Funding for qualifying project costs incurred is initially limited to $32.0 million until we provide the DOE with an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project no later than July 12, 2013. If all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE. In the event we do not satisfy the foregoing contingency, the Grant may be terminated. In addition, the Grant may be terminated at any time at the convenience of the government.

The Grant is also subject to our compliance with certain reporting requirements. The American Recovery and Reinvestment Act imposes minimum construction wages and labor standards for projects funded by the Grant.

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

In the fiscal year ended March 31, 2011, we recognized reimbursements of $1,546,446 for certain engineering costs incurred from August 5, 2009, through March 31, 2010 upon the satisfaction of certain conditions contained in the Grant.

At March 31, 2012 we had received reimbursements from the DOE under the American Recovery and Reinvestment Act totaling $16,464,981 and had grant funds receivable of $280,674.

The application of grant funds to eligible capital asset purchases under the DOE Grant as of March 31, 2012 and 2011 are as follows:

	March 31, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and Equipment	7,163,597	3,581,799	3,581,798
	$ 17,925,356	8,962,678	8,962,678

	March 31, 2011
	Purchase Cost	Grant Funding	Recorded Value
Land	$ 896,388	448,194	448,194
Building	9,611,560	4,805,780	4,805,780
Machinery and Equipment	5,437,965	2,718,982	2,718,983
	$ 15,945,913	7,972,956	7,972,957

(6) Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2012, 2011 and 2010, we recorded total impairment charges of $27,845, zero and zero, respectively for the impairment of long-lived assets.

Impairments for the fiscal year ended March 31, 2012 consist solely of capitalized costs, principally legal fees, associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

(7)  Patents and Trademarks

Patents owned by the Company, had a gross carrying amount of $1,039,095 and $1,045,699, accumulated amortization of $816,259 and $781,608, and a net carrying amount of $222,836 and $264,091, at March 31, 2012 and 2011, respectively. Trademarks owned by the Company had a gross carrying amount of $173,587 and $173,587, accumulated amortization of $59,743 and $55,256, and a net carrying value of $113,844 and $118,331 at March 31, 2012 and 2011, respectively. Amortization expense for the years ended March 31, 2012, 2011 and 2010, was $39,137, $47,539, and $55,730, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset, typically 17 years for patents, and 40 years for trademarks.

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2013	$ 35,022	4,487
2014	32,489	4,487
2015	23,766	4,487
2016	18,801	4,487
2017	18,801	4,487
Thereafter	93,957	91,409
	$ 222,836	113,844

(8)  Other Current Liabilities

Other current liabilities consist of:

	March 31, 2012	March 31, 2011

Accrued payroll and employee benefits	$ 206,919	193,670
Accrued personal property and real estate taxes	229,470	223,714
Accrued warranty costs	154,978	89,463
Unearned revenue	1,705,715	219,751
Accrued royalties	31,493	71,398
Construction retainage	-	97,756
Other	526	7,954
	$ 2,329,101	903,706

Under the terms of the Supply Agreement with CODA, as amended, we are reimbursed by CODA for magnet purchase costs above a baseline amount specified in the Agreement. Magnet purchase costs above the baseline amount are recorded as unearned revenue at the time of payment to the vendor. Unearned revenue also includes payments from customers in advance of shipment of the purchased product.

(9)  Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010

Computed "expected" tax benefit	$(1,675,697)	(677,402)	(1,407,897)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	382,741	1,035,833	447,958
Increase (decrease) in valuation allowance for
net deferred tax assets	1,222,257	(530,092)	812,511
Other, net	70,699	171,661	147,428

Income tax benefit	$ -	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2012	March 31, 2011

Deferred tax assets:
Research and development credit carry-forwards	$ 4,073	48,517
Net operating loss carry-forwards	21,182,834	19,785,422
Deferred compensation	275,156	505,919
Property and equipment	294,626	284,071
Intangible assets	55,067	41,413
Stock compensation	722,039	875,329
Other	382,452	153,319
Total deferred tax assets	22,916,247	21,693,990

Deferred tax liabilities:
Intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	22,916,247	21,693,990

Less valuation allowance	(22,916,247)	(21,693,990)

Net deferred tax assets, net of valuation allowance	$ -	-

As of March 31, 2012, we had net operating loss carry-forwards (NOL) of approximately $62.4 million for U.S. income tax purposes that expire in varying amounts through 2032. Approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $22.9 million and $21.7 million at March 31, 2012 and 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

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

(10)  Stockholders' Equity

In the fiscal year ended March 31, 2010 we completed a follow-on offering of 8,625,000 shares of our common stock. Cash proceeds, net of offering costs, were $31,664,373.

(11)   Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from CODA totaled $4,313,728, $1,301,224 and $573,250 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, which was 43 percent, 14 percent, 7 percent of consolidated total revenue, respectively.

Trade accounts receivable from CODA were 61 percent and 16 percent of consolidated total accounts receivable as of March 31, 2012 and 2011, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $8,048,999 and $832,320 as of March 31, 2012 and 2011.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $684,489, $1,112,307, and $2,488,321 for the years ended March 31, 2012, 2011 and 2010, respectively, which was 7 percent, 12 percent, and 29 percent of total consolidated revenue, respectively. Accounts receivable from government-funded contracts represented 9 percent and 49 percent of total accounts receivable as of March 31, 2012 and 2011, respectively. Of these amounts, revenue derived from subcontracts with AM General LLC totaled $55,724, $792,508, and $1,807,063 which represented 1 percent, 9 percent, and 21 percent of our consolidated total revenue for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. This customer also represented 2 percent and nil of total accounts receivable at March 31, 2012 and 2011, respectively. Inventories consisting of raw materials, work-in-process and finished goods for AM General LLC totaled zero at both March 31, 2012 and 2011.

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

(13)  Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized below:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred Compensation under
executive employment agreements (1)	$ 715,107	-	-	$ 715,107

Note (1) $152,007 included in current liabilities and $563,100 included in long term liabilities on our consolidated balance sheet as of March 31, 2012.

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for the
Fiscal Year Ended
	March 31, 2012	March 31, 2011
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of fiscal year	$ 1,316,372	$ 1,155,416
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	137,935	160,956
Included in other comprehensive income	-	-
Settlements	(739,200)	-
Balance at the end of fiscal year	$ 715,107	$ 1,316,372

Loss for the period included in earnings attributable
to the Level 3 liability still held at the end of the period	$ 137,935	$ 160,956

(14)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan ("401K Plan") under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants' contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $135,825, $96,074, and $84,262, for the years ended March 31, 2012, 2011, and 2010, respectively.

(15)  Segments

Effective April 1, 2011 the Company merged its wholly-owned subsidiary UQM Power Products, Inc. into UQM Technologies, Inc. As a result of this merger the operations of each of these entities are no longer managed or reported upon to management separately, and accordingly, the Company is no longer presenting segment information in its financial statements.

Last fiscal year we had two reportable segments: technology and power products. These reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different business strategies. The technology segment encompassed our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompassed the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense were allocated to each segment annually based on factors established at the beginning of the fiscal year. The percentages allocated to the technology segment and power products segment for the fiscal years ended March 31, 2011 and March 31, 2010 were 76 percent and 24 percent, and 82 percent and 18 percent, in each year.

Intersegment sales or transfers, which were eliminated upon consolidation, were $767,935 and $522,925 for the two years ended March 31, 2011 and 2010, respectively.

The Company leased office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company. During the fiscal years ended March 31, 2011 and 2010, this wholly-owned subsidiary's operations were included as part of the former Power Products segment. Intercompany lease payments were based on a negotiated rate for the square footage occupied and were $298,593 and $183,600 for the years ended March 31, 2011 and 2010, respectively, and were eliminated upon consolidation.

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2011:

		Power
	Technology	Products	Total

Revenue	$5,884,486	3,136,816	9,021,302
Interest income	$89,343	1,999	91,342
Interest expense	$-	-	-
Depreciation and amortization	$(462,312)	(402,260)	(864,572)
Impairment of inventories	$(3,924)	(6,236)	(10,160)
Segment loss	$(1,015,085)	(977,273)	(1,992,358)
Total assets	$29,474,989	12,328,931	41,803,920
Expenditures for long-lived segment assets	$(1,297,816)	(6,099,992)	(7,397,808)

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2010:

		Power
	Technology	Products	Total

Revenue	$6,236,177	2,455,776	8,691,953
Interest income	$62,141	2,775	64,916
Interest expense	$-	(15,697)	(15,697)
Depreciation and amortization	$(389,725)	(213,370)	(603,095)
Impairment of inventories	$(26,714)	-	(26,714)
Segment loss	$(3,681,599)	(459,273)	(4,140,872)
Total assets	$34,214,998	8,467,575	42,682,573
Expenditures for long-lived segment assets	$(718,040)	(8,530,736)	(9,248,776)

(16) Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with Messrs. Ridenour, French, Burton, Lutz and Schaffer. Subsequent to the end of the fiscal year, on May 1, 2012 the Company entered into an employment agreement with Joseph Mitchell, who succeeded Mr. Burton who left the Company. Mr. Ridenour has agreed to serve in his present capacity for a five year term expiring on August 31, 2015. Messrs. French, and Lutz have agreed to serve in their present capacity for a term expiring on August 22, 2012. Mr. Schaffer has agreed to serve in his present capacity for a three year term expiring on November 30, 2014. Mr. Mitchell has agreed to serve as Vice president of Operations for a three year term expiring May 31, 2015. Pursuant to the employment agreements, Messrs. Ridenour, French, Lutz, Schaffer and Mitchell shall receive an annual base salary of $425,000, $255,000, $199,000, $200,000 and $200,000, respectively. Each executive also receives an automobile allowance and may receive bonuses, stock awards and stock options.

In accordance with the terms of Mr. Burton's employment agreement dated August 13, 2010, upon Mr. Burton's leaving the employ of the Company, he received a severance payment of $152,007, representing one months' pay for each year of service with the Company and his employment agreement was terminated.

Mr. Ridenour's employment agreement provides that if employment is terminated by the Company or the executive without cause during or after the term of the agreement, Mr. Ridenour shall receive the greater of one year base pay or two months of base pay for each year of service as an officer. If Mr. Ridenour voluntarily terminates his employment and provides at least six months' notice, he shall receive six month's base pay. If the executive does not provide at least six months' notice, he shall receive two months base salary, unless the Company is in default under the agreement, which shall be considered termination by the Company without cause. If the executive provides at least six months' notice of his voluntary retirement after attaining 60 years of age, executive shall receive a total payment consisting of two months base pay for each year of service as an officer up to a maximum total payment of 24 months base pay.

Mr. French's employment agreement provides that if employment is terminated by the Company or the executive without cause during or after the term of the agreement upon attaining twenty years of service as an officer, or upon retirement after attaining age 62 1/2, the officer shall receive 24 months base salary. If the officer voluntarily terminates his employment after attaining twenty years of service as an officer and provides at least six months' notice, he shall receive one month of base pay for each year of service as an officer up to a maximum payment of 24 months base pay. If the executive has less than twenty years of service or does not provide at least six months' notice, he shall receive three months base salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause.

Messrs. Lutz, Schaffer and Mitchell's employment agreements provide that if employment is terminated by the Company or the executive without cause during or after the term of the agreement, the officer shall receive the greater of six months base pay or one month of base pay for each year of service as an officer. If the officer voluntarily terminates his employment and provides at least six months' notice, he shall receive six months base pay. If the executive does not provide at least six months' notice, he shall receive two months base salary, unless the Company is in default under the Agreement, which shall be considered termination by the Company without cause. If the Executive provides at least six months' notice of his voluntary retirement after attaining 62 1/2 years of age, executive shall receive a total payment consisting of one month of base pay for each year of service as an officer plus six months of base pay, up to a maximum total payment of 24 months base pay.

Messrs. Ridenour, French, Lutz, Schaffer and Mitchell's employment agreements provide that upon termination by the Company following a hostile change of control of the Company, the officer shall receive twice the payment due on a termination by the Company. If an officer dies during employment, his estate shall receive three months base pay. If the officer elects to retire at 60 years of age in the case of Mr. Ridenour, or in the cases of Messrs. French, Lutz Schaffer and Mitchell at 62 1/2 years of age, or upon attaining 20 years of service with the Company, the officer shall be entitled to continue to participate in the Company's group health insurance plan (at the same cost as employees) until attaining age 65.

The employment agreements further provide that the Company shall maintain at its expense, life insurance coverage on Messrs. Ridenour, French, Lutz, Schaffer and Mitchell payable to their designees in an amount equal to three times the annual compensation payable to each executive.

The aggregate future base salary payable to Messrs. Ridenour, French, Burton, Lutz, and Schaffer under their employment agreements over their remaining terms is $2,203,083. Future payments under Mr. Mitchell's employment agreement are not included because he will not join the Company until June 1, 2012. The Company has recorded a liability of $715,107 representing the potential future compensation payable to these executive officers under the retirement and voluntary termination provisions of their employment agreements.

Lease Commitments

At March 31, 2012 there were no operating leases.

Rental expense for the years ended March 31, 2012, 2011 and 2010, respectively, was zero, $30,938 and $62,827.

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

(17)  Interim Financial Data (Unaudited)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2012
Sales	$ 1,315,060	2,334,223	2,719,323	3,774,850
Gross profit	$ 587,895	1,020,541	578,529	793,030
Net loss	$(1,043,543)	(1,586,185)	(846,416)	(1,452,376)

Net loss per common share basic and diluted:	$ (0.03)	(0.04)	(0.03)	(0.04)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2011
Sales	$ 2,555,324	2,027,558	2,090,474	2,347,946
Gross profit	$ 964,072	226,609	439,834	762,188
Net loss	$ (486,870)	(377,793)	(932,520)	(195,175)

Net loss per common share basic and diluted:	$ (0.01)	(0.01)	(0.03)	(0.01)

	Quarters Ended
	June 30	September 30	December 31	March 31

Fiscal year 2010
Sales	$ 2,129,319	2,270,542	2,007,214	2,284,878
Gross profit	$ 604,161	817,816	642,391	652,765
Net loss	$ (629,116)	(496,037)	(1,984,469)	(1,031,250)

Net loss per common share basic and diluted:	$ (0.02)	(0.02)	(0.06)	(0.03)

(18)  Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	to Other		Balance at
	of Year	Expenses	Accounts	Deductions	End of Year

Year ended March 31, 2012
Accrued warranty cost	$ 89,463	196,815	-	131,300 (A)	154,978
Allowance for doubtful accounts- deducted
from accounts receivable	$ -	127,697	-	-	127,697

Year ended March 31, 2011
Accrued warranty cost	$ 75,903	142,598	-	129,038 (A)	89,463

Year ended March 31, 2010
Accrued warranty cost	$ 84,445	158,723	-	167,265 (A)	75,903

Note (A) Represents actual warranty payments for units returned under warranty.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

toc*

None.
ITEM 9A.	CONTROLS AND PROCEDURES

toc*

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based on their evaluation as of March 31, 2012, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of March 31, 2012, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

May 23, 2012

Eric R. Ridenour	Donald A. French
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B. OTHER INFORMATION

toc*

Compensatory Arrangements of Certain Officers

On May 22, 2012, the compensation and benefits committee of the Company's Board of Directors completed its annual review of the Company's executive compensation. The Company's Board of Directors reviewed the committee's recommendations, and approved the following changes in base salary for each of the following named executive officers:

Amendment to the Employment Agreement of Eric R. Ridenour - The Company's President and Chief Executive Officer, Eric R. Ridenour, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K filed August 24, 2010 as Exhibit 10.1. The Board of Directors approved an increase in Mr. Ridenour's annual base salary to $436,000 effective May 16, 2012. Mr. Ridenour, will continue to receive an auto allowance of $9,720 per year.

Amendment to Employment Agreement of Donald A. French - The Company's Secretary, Treasurer and Chief Financial Officer, Donald A. French, was a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated August 18, 2010 as Exhibit 10.1. The Board of Directors approved an increase in Mr. French's annual base salary to $262,000 effective May 16, 2012. Mr. French, will continue to receive an auto allowance of $9,720 per year.

On May 2, 2012 Mr. Burton, the Company's Senior Vice President of Operations, left the employ of the Company. Pursuant to the terms of his employment agreement dated August 13, 2010, Mr. Burton received a lump-sum payment of $152,007, representing one month's pay for each year of service with the Company and his employment agreement was terminated.

Amendment to Employment Agreement of Jon Lutz - The Company's Vice President of Engineering, Jon Lutz, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated August 18, 2010 as Exhibit 10.3. The Board of Directors approved an increase in Mr. Lutz's annual base salary to $204,000 effective May 16, 2012. Mr. Lutz, will continue to receive an auto allowance of $9,720 per year.

Employment Agreement with Adrian Schaffer - The Company's Vice President of Sales and Business Development, Adrian Schaffer, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated November 4, 2011 as Exhibit 10.1. The Board of Directors approved an increase in Mr. Schaffer's annual base salary to $203,000 effective May 16, 2012. Mr. Schaffer, will continue to receive an auto allowance of $9,720 per year.

Employment Agreement with Joe Mitchell - The Company's Vice President of Operations, Joe Mitchell, is a party to an employment agreement with the Company, incorporated by reference from the Company's Current Report on Form 8-K dated May 8, 2012 as Exhibit 10.1. The Board of Directors approved an annual base salary to $200,000 effective June 1, 2012, Mr. Mitchell's start date. Mr. Mitchell will be eligible for an annual cash bonus with a target level of 25% of base salary, and will be eligible for annual awards of stock options and bonus stock under the Company's equity compensation plans at a target fair value of 50% of base salary. Mr. Mitchell will also receive a one-time moving allowance of up to $50,000 and will be reimbursed for other temporary living expenses associated with his relocation to Colorado. The Board of Directors has approved the grant on June 1, 2012 to Mr. Mitchell of stock options to acquire 25,000 shares of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on the NYSE MKT on the grant date. The stock options will be for a term of five years and will vest ratably over a three year period. Mr. Mitchell will also receive an annual automobile allowance of $9,720.
PART III
toc*

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

toc*

Additional information required by Item 10 is incorporated by reference from and contained under the headings "Election of Directors", "Management" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 8, 2012.

ITEM 11. EXECUTIVE COMPENSATION

toc*

The information required by Item 11 is incorporated by reference from and contained under the headings "Executive Compensation", "Option Grants during Fiscal Year 2012," "Aggregate Option Exercises During Fiscal Year 2012," "Option Values at the End of Fiscal Year 2012," "Director Compensation," "Compensation discussion and Analysis," "Compensation and Benefits Committee Report," and "Compensation Committee Interlocks" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 8, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

toc*

The information required by Item 12 is incorporated by reference from and contained under the heading "Security Ownership of Certain Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 8, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

toc*

The information required by Item 13 is incorporated by reference from and contained under the headings "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the Annual Meeting of Shareholders' to be held August 8, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

toc*

The information required by Item 14 is incorporated by reference from and contained under the heading "Ratification of Selection of Independent Auditors" in our definitive Proxy Statement for the annual meeting of shareholders to be held August 8, 2012.

PART IV
toc*

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

toc*

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2012 and March 31, 2011.

Consolidated Statements of Operations for the Years Ended March 31, 2012, 2011, and 2010.

Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2012, 2011, and 2010.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2012, 2011, and 2010.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 18 to the Consolidated Financial Statements above.

	3.	Exhibits:

3.1		Restated Articles of Incorporation. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended October 31, 1993 (No. 1-10869), which is incorporated herein by reference.

3.2		Bylaws. Reference is made to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended March 31, 2005 (No. 1-10869)), which is incorporated herein by reference.

3.3		Amendment to the Bylaws. Reference is made to Exhibit 3.1 of our current report on Form 8-K filed February 14, 2011 (No. 1-10869), which is incorporated herein by reference.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 1-10869), which is incorporated herein by reference.

10.1

UQM Technologies, Inc. Employee Stock Purchase Plan. Reference is made to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-164705) filed on February 5, 2011, which is incorporated herein by reference.

10.2		Stock Bonus Plan. Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005 (No. 1-10869), which is incorporated herein by reference.

10.3		Form of Incentive Stock Option Agreement. Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K filed on May 22, 2009 (No. 1-10869), which is incorporated herein by reference.

10.4		Form of Non-Qualified Stock Option Agreement. Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K filed on May 22, 2009 (No. 1-10869), which is incorporated herein by reference.

10.5

Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on January 20, 2011 (No. 1-10869), which is incorporated herein by reference.

10.6

Modification Number One to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 17, 2011 (No. 1-10869), which is incorporated herein by reference.

10.7

Modification Number Two to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed on June 28, 2010 (No. 1-10869), which is incorporated herein by reference.

10.8

Modification Number Three to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed August 26, 2010 (No. 1-10869), which is incorporated herein by reference.

10.9

Modification Number Four to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed September 9, 2010 (No. 1-10869), which is incorporated herein by reference.

10.10

Employment Agreement with Eric R. Ridenour dated August 3, 2010. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed August 24, 2010 (No. 1-10869), which is incorporated herein by reference.

10.11

Amended employment agreement with Donald A. French dated August 13, 2010. Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed on August 18, 2011 (No. 1-10869), which is incorporated herein by reference.

10.12

Amended employment agreement with Jon Lutz dated August 13, 2010. Reference is made to Exhibit 10.3 to our current report on Form 8-K, filed on August 18, 2011 (No. 1-10869), which is incorporated herein by reference.

10.13

Employment Agreement with Adrian Schaffer dated October 14, 2011. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed November 4, 2011 (No. 1-10869), which is incorporated herein by reference.

10.14

Employment Agreement with Joseph Mitchell dated May 1, 2012. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed May 8, 2012 (No. 1-10869), which is incorporated herein by reference.

10.15

At Market Issuance Sales Agreement between the Company and Stifel Nicolaus & Company Incorporated dated September 15, 2010. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed September 16, 2010 (No. 1-10869), which is incorporated herein by reference.

10.16

Amended Restricted Stock Agreement with Mr. Ridenour dated October 20, 2010. Reference is made to Exhibit 10.1 to our current report on Form 8-K filed October 22, 2010 (No. 1-10869), which is incorporated herein by reference.

10.17	Supply Agreement with CODA Automotive*. Reference is made to Exhibit 99.1 of our Quarterly Report on Form 10-Q, filed October 28, 2010 (No. 1-10869), which is incorporated herein by reference.

10.18	Amendment to the Supply Agreement with CODA Automotive*. Reference is made to Exhibit 10.1 of our Form 10-Q filed October 27, 2011, which is incorporated herein by reference.

10.19	UQM Technologies, Inc. 2012 Equity Incentive Plan adopted April 11, 2012.

10.20	Form of Restricted Stock Agreement, amended May 9, 2012.

10.21	UQM Technologies, Inc. Outside Director Stock Option Plan amended November 2, 2011.

10.22	UQM Technologies, Inc. Stock Bonus Plan amended May 9, 2012.

10.23	Separation Agreement and release with Ron Burton dated May 2, 2012.

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.
*confidential treatment request has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 23rd day of May, 2012.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ ERIC R. RIDENOUR
Eric R. Ridenour
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/WILLIAM G. RANKIN William G. Rankin	Chairman of the Board of Directors	May 23, 2012
/s/ERIC R. RIDENOUR Eric R. Ridenour	President and Chief Executive Officer	May 23, 2012
/s/DONALD A. FRENCH Donald A. French	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 23, 2012
/s/STEPHEN J. ROY Stephen J. Roy	Director	May 22, 2012
/s/JEROME H. GRANRUD Jerome H. Granrud	Director	May 23, 2012
/s/DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Director	May 23, 2012
/s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	May 22, 2012