Form 10-Q
period 2012-06-30
UQM TECHNOLOGIES INC
filed 2012-07-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

                              (303) 682-4900

(Registrant’s telephone number, including area code)

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

Yes    X     No          Not Applicable        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ X ] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 30, 2012 was 36,560,705.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,749,156	11,637,940
Short-term investments	49,978	482,909
Accounts receivable, net	5,596,888	4,929,117
Costs and estimated earnings in excess of billings on
uncompleted contracts	91,027	78,376
Inventories	12,218,344	10,564,148
Facility held for sale	1,621,257	1,621,257
Prepaid expenses and other current assets	774,825	556,592
Total current assets	29,101,475	29,870,339

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,513,891	4,484,493
Machinery and equipment	8,005,687	7,868,481
	14,202,908	14,036,304
Less accumulated depreciation	(4,998,716)	(4,677,827)
Net property and equipment	9,204,192	9,358,477

Patent costs, net of accumulated amortization of $824,678 and $816,259	215,446	222,836

Trademark costs, net of accumulated amortization of $60,865 and $59,743	112,722	113,844
Other assets	61,997	90,105
Total assets	$38,695,832	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	June 30, 2012	March 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,452,838	2,356,513
Other current liabilities	3,231,345	2,329,101
Short-term deferred compensation under executive employment
agreements	-	152,007
Billings in excess of costs and estimated earnings on
uncompleted contracts	245,674	7,201
Total current liabilities	4,929,857	4,844,822

Long-term deferred compensation under executive employment agreements	589,242	563,100

Total liabilities	5,519,099	5,407,922

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,415,267 and 36,356,177 shares
issued and outstanding	364,153	363,562
Additional paid-in capital	114,587,003	114,371,106
Accumulated deficit	(81,774,423)	(80,486,989)
Total stockholders’ equity	33,176,733	34,247,679

Total liabilities and stockholders’ equity	$38,695,832	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Quarter Ended June 30,
	2012	2011
Revenue:
Contract services	$365,379	76,302
Product sales	2,031,049	1,238,758
	2,396,428	1,315,060
Operating costs and expenses:
Costs of contract services	183,076	45,570
Costs of product sales	1,282,863	681,595
Research and development	12,647	4,163
Production engineering	1,150,219	1,574,823
Reimbursement of costs under DOE grant	(764,636)	(1,121,636)
Selling, general and administrative	1,822,847	1,189,603
	3,687,016	2,374,118

Loss before other income (expense)	(1,290,588)	(1,059,058)

Other income (expense):
Interest income	2,746	15,254
Other	408	261
	3,154	15,515

Net loss	$(1,287,434)	(1,043,543)

Net loss per common share - basic and
diluted	$(0.04)	(0.03)
Weighted average number of shares of common
stock outstanding - basic and diluted	36,393,403	36,222,217

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Quarter Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,287,434)	(1,043,543)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	330,430	297,273
Non-cash equity based compensation	200,841	91,087
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(658,771)	259,975
Inventories	(1,654,196)	(786,492)
Prepaid expenses and other current assets	(218,233)	(127,308)
Accounts payable and other current liabilities	(1,431)	(465,958)
Billings in excess of costs and estimated earnings on
uncompleted contracts	238,473	(1,537)
Deferred compensation under executive
employment agreements	(125,865)	(701,991)
Net cash used in operating activities	(3,176,186)	(2,478,494)

Cash flows from investing activities:
Purchases of short-term investments	(127)	(6,036,994)
Maturities of short-term investments	433,058	3,778,382
Increase in other long-term assets	(143)	-
Acquisition of property and equipment	(204,149)	(889,856)
Property and equipment reimbursements received from DOE under
grant	44,145	662,620
Increase in patent and trademark costs	(1,029)	(4,055)
Net cash provided by (used in) investing activities	271,755	(2,489,903)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	32,301	21,619
Purchase of treasury stock	(16,654)	-
Net cash provided by financing activities	15,647	21,619

Decrease in cash and cash equivalents	(2,888,784)	(4,946,778)
Cash and cash equivalents at beginning of quarter	11,637,940	15,878,752
Cash and cash equivalents at end of quarter	$8,749,156	10,931,974

Supplemental cash flow information:
Interest paid in cash during the quarter	$-	-

Non-cash investing and financing transactions:
During the quarter ended June 30, 2011 we reclassified a facility with a gross value of $2,645,793 and accumulated depreciation of $1,024,536 to facility held for sale.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1)   The accompanying consolidated financial statements are unaudited; however, in the opinion of management,   all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2012.

(2)   New Accounting Pronouncements

As of June 30, 2012 there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

(3)   Stock-Based Compensation

Stock Option Plans

As of June 30, 2012, we had 1,075,000 shares of common stock available for future grant to employees, consultants and key suppliers under our 2012 Equity Incentive Plan (“Plan”),  subject to ratification by the Company’s shareholders. The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. On November 2, 2011 the board of directors approved an amendment to the Directors Plan increasing the number of common stock available for future grant by 500,000 shares, subject to ratification by the Company’s shareholders. As of June 30, 2012, we had 461,667 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At June 30, 2012 we had 428,960 shares of common stock available for issuance under the Stock Purchase Plan.  During the quarters ended June 30, 2012 and 2011, we issued 26,695 and 10,974 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2012 and 2011 was $32,301 and $21,619, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of June 30, 2012 there were 950,320 shares of common stock available for future grant under the Stock Plan of which 400,000 shares are subject to ratification by the Company’s shareholders. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were no shares granted under the Stock Plan during the quarters ended June 30, 2012 or 2011.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters ended June 30, 2012 and 2011 and the classification of these expenses:

	Quarter Ended June 30,
	2012	2011
Costs of contract services	$5,527	3,447
Costs of product sales	10,747	19,977
Research and development	513	25
Production engineering	30,555	43,647
Selling, general and administrative	153,499	23,991
	$200,841	91,087

Share-based compensation capitalized in inventories was insignificant as of June 30, 2012 and March 31, 2012.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters ended June 30, 2012 and 2011 were insignificant.

All options/shares granted under the Non-Employee Director Stock Option Plan /Director’s Plan are vested.

A summary of the status of non-vested shares under the 2012 Equity Incentive Plan and its predecessor plan as of June 30, 2012 and 2011 and changes during the quarters ended June 30, 2012 and 2011 are presented below:

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at April 1	668,722	$1.69	475,934	$1.73
Granted	25,000	$0.71	-	$-
Vested	-	$-	-	$-
Forfeited	(2,518)	$1.61	(3,610)	$1.79
Non-vested at June 30	691,204	$1.65	472,324	$1.73

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

As of June 30, 2012, there was $552,043 of total unrecognized compensation costs related to stock options granted under the 2012 Equity Incentive Plan and its predecessor plan.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-one months.  There were no stock options that vested during the quarters ended June 30, 2012 and 2011.

A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2012 and 2011 and changes during the quarters ended June 30, 2012 and 2011 are presented below:

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	167,680	$2.44	62,199	$2.50
Granted	-	$-	-	$-
Vested	(47,004)	$2.49	-	$-
Forfeited	-	$-	-	$-
Non-vested at June 30	120,676	$2.42	62,199	$2.50

As of June 30, 2012, there was $231,947 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2012 is expected to be recognized over a weighted-average period of twenty three months.  There were no shares granted or that vested under the Stock Bonus Plan during the quarters ended June 30, 2012 and 2011.

Expected volatility is based on historical volatility.  The expected life of options granted is based on historical experience.

Additional information with respect to stock option activity during the quarter ended June 30, 2012 under our 2012 Equity Incentive Plan and its predecessor plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	2,782,456	$2.81	4.0 years	$-
Granted	25,000	$1.03
Exercised	-	$-		$-
Forfeited	(2,518)	$2.40

Outstanding at June 30, 2012	2,804,938	$2.80	3.8 years	$-

Exercisable at June 30, 2012	2,113,734	$2.87	2.5 years	$-

Vested and expected to vest at June 30, 2012	2,779,518	$2.80	3.7 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter ended June 30, 2011 under our 2002 Equity Incentive Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$3.00	3.7 years	$959,001
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(6,309)	$3.08

Outstanding at June 30, 2011	2,624,182	$3.00	3.5 years	$39,661

Exercisable at June 30, 2011	2,151,858	$2.99	2.9 years	$30,795

Vested and expected to vest at June 30, 2011	2,606,759	$3.00	3.4 years	$39,375

Additional information with respect to stock option activity during the quarter ended June 30, 2012 under our Director’s Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	445,754	$2.59	3.3 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-

Outstanding at June 30, 2012	445,754	$2.59	3.1 years	$-

Exercisable at June 30, 2012	445,754	$2.59	3.1 years	$-

Vested and expected to vest at June 30, 2012	445,754	$2.59	3.1 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter ended June 30, 2011 under our Director’s Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$2.86	3.1 years	$129,642
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-

Outstanding at June 30, 2011	329,786	$2.86	2.9 years	$9,734

Exercisable at June 30, 2011	329,786	$2.86	2.9 years	$9,734

Vested and expected to vest at June 30, 2011	329,786	$2.86	2.9 years	$9,734

Cash received by us upon the exercise of stock options was zero for the quarters ended June 30, 2012 and June 30, 2011.  The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at June 30, 2012 and March 31, 2012 were:

	June 30, 2012		March 31, 2012
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
Commercial paper, corporate and foreign bonds	$-	-	482,909	11,626
Certificates of deposit	49,978	-	-	-
	49,978	-	482,909	11,626

Long-term investments:
Certificates of deposit (included in other assets)	61,997	-	61,855	-
	$111,975	-	544,764	11,626

The time to maturity of held-to-maturity securities were:

	June 30, 2012	March 31, 2012

Three to six months	$49,978	432,985
Six months to one year	-	49,924
Over one year	61,997	61,855
	$111,975	544,764

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(5)  At June 30, 2012 and March 31, 2012, the estimated period to complete contracts in process ranged from one to seven months and one to ten months, respectively.  We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2012	March 31, 2012
Costs incurred on uncompleted contracts	$852,011	1,206,786
Estimated earnings	466,239	380,713
	1,318,250	1,587,499
Less billings to date	(1,472,897)	(1,516,324)
	$(154,647)	71,175

Included in the accompanying balance sheets as follows:

Costs and estimated earnings in excess of billings on
uncompleted contracts	$91,027	78,376
Billings in excess of costs and estimated earnings on
uncompleted contracts	(245,674)	(7,201)
	$(154,647)	71,175

(6)    Inventories at June 30, 2012 and March 31, 2012 consist of:

	June 30, 2012	March 31, 2012
Raw materials	$9,137,841	7,189,930
Work-in-process	379,910	710,603
Finished products	2,700,593	2,663,615
	$12,218,344	10,564,148

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements.  We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the three month periods ended June 30, 2012 and 2011.

(7)   Facility Held for Sale

The Company has listed its former facility in Frederick, Colorado for sale with a commercial real estate broker.

The facility has been reclassified as a current asset and the Company has discontinued depreciating the asset pending its sale, which is expected to occur within one year.

(8)   Government Grants

We have a $45,145,534 grant (the “Grant”) with the DOE under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2015. We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

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

At June 30, 2012 we had received reimbursements from the DOE under the Grant totaling $17.5 million and had grant funds receivable of $0.1 million.

The application of grant funds to eligible capital asset purchases under the Grant as of June 30, 2012 and March 31, 2012 are as follows:

	June 30, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,901,917	4,950,958	4,950,959
Machinery and Equipment	7,258,643	3,629,322	3,629,321
	$18,056,948	9,028,474	9,028,474

	March 31, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and Equipment	7,163,597	3,581,799	3,581,798
	$17,925,356	8,962,678	8,962,678

(9)   Other current liabilities at June 30, 2012 and March 31, 2012 consist of:

	June 30, 2012	March 31, 2012
Accrued payroll and employee benefits	$251,453	206,919
Accrued personal property and real estate taxes	165,666	229,470
Accrued warranty costs	173,644	154,978
Unearned revenue	1,760,352	1,705,715
Accrued royalties	42,932	31,493
Accrued import duties	813,740	-
Other	23,558	526
	$3,231,345	2,329,101

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(10) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter ended June 30, 2012 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2012	36,356,177	$363,562	114,371,106	(80,486,989)	34,247,679

Issuance of common stock under
employee stock purchase plan	26,695	267	32,034	-	32,301
Purchase of treasury stock	(14,609)	(146)	(16,508)	-	(16,654)
Issuance of common stock under
stock bonus plan	47,004	470	(470)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	200,841	-	200,841
Net loss	-	-	-	(1,287,434)	(1,287,434)
Balances at June 30, 2012	36,415,267	$364,153	114,587,003	(81,774,423)	33,176,733

(11) Significant Customers

We have historically derived significant revenue from a few key customers.  Revenue from Audi totaled $728,000 and zero, for the quarters ended June 30, 2012 and 2011, respectively, which was 30 percent and nil of our consolidated total revenue, respectively.

Trade accounts receivable and inventories associated with this customer totaled $556,373 and zero as of June 30, 2012 and March 31, 2012, respectively.

Trade accounts receivable and inventories associated with the CODA Automotive production program totaled $14,076,887 and $11,068,462 at June 30, 2012 and March 31, 2012, respectively.  We did not record any revenue under this program during the quarters ended June 30, 2012 and 2011, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $293,635 and $65,618 for the quarters ended June 30, 2012 and 2011, respectively, which was 12 percent and 5 percent of our consolidated total revenue for the quarters ended June 30, 2012 and 2011, respectively. Accounts receivable from government-funded contracts represented 4 percent and 9 percent of total accounts receivable as of June 30, 2012 and March 31, 2012, respectively.

(12)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of June 30, 2012 and 2011, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2007 through 2011 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(13) Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive.  At June 30, 2012 and 2011, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 120,676 and 62,199 were being held by the Company.  For the quarters ended June 30, 2012 and 2011 respectively, zero and 2,416 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At June 30, 2012 and 2011, options to purchase 3,276,435 and 2,963,943 shares of common stock, respectively, were outstanding.  For the quarter ended June 30, 2012 and 2011, respectively, options for 3,251,435 and 1,709,712 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options determined under the treasury stock method to acquire 763 shares and 122,938 shares of common stock for the quarters ended June 30, 2012 and 2011, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

(15) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of June 30, 2012 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$589,242	-	-	589,242

Note (1) Included in long term liabilities on our consolidated balance sheet as of June 30, 2012.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$715,107	-	-	715,107

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Quarter Ended
	June 30, 2012	June 30, 2011
	Deferred	Deferred
	Compensation	Compensation
	Under Executive	Under Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of quarter	$715,107	1,316,372
Transfers into of Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	26,142	37,209
Included in other comprehensive income	-	-
Settlements	(152,007)	(739,200)
Balance at the end of quarter	$589,242	614,381

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the quarter	$26,142	37,209

(16) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers.  Two of these agreements expire on August 22, 2012, one agreement expires November 30, 2014, one agreement expires on May 31, 2015 and one agreement expires on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements, over their remaining terms is $2,532,250.  In addition, we have recorded a liability of $589,242 and $715,107 at June 30, 2012 and March 31, 2012, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Lease Commitments

At June 30, 2012 there were no operating leases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, orders to be received under our Supply Agreement with CODA, future financial results and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors.

Introduction

We are a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, commercial truck, bus and military markets.  Our primary focus is incorporating our advanced technology into products for clean vehicles including propulsion systems for clean vehicles including electric, hybrid-electric, plug-in hybrid-electric and fuel cell electric vehicles.

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

We have entered into a ten year supply agreement with CODA Automotive to supply UQM PowerPhase Pro® 100 electric propulsion systems to CODA for their all-electric passenger automobile.  CODA introduced its passenger vehicle in the state of California in March 2012 and has announced dealers in three regions of California. CODA plans to assign additional dealers in key regions of the United States in calendar year 2012.

The CODA vehicle, excluding the battery pack, is assembled in China by Harbin Haifei Automotive Industry Group Co. Ltd. and shipped to CODA’s facility in Benicia, California where the battery packs are installed and final vehicle test activities are performed prior to shipment of finished vehicles to CODA dealers.  Our terms of sale under the supply agreement are FOB China port. As a result, we recognize revenue on shipments to CODA when the units are delivered to a port in China, which is typically 4 to 5 weeks following the date the units are shipped from our Longmont, Colorado facility.

We began deliveries of production qualified PowerPhase Pro 100 systems under our supply agreement with CODA in October 2011.   Since the inception of volume production we have recognized revenue from the sale of propulsion systems of $3,416,249.  CODA’s production and delivery of vehicles to its dealers since introduction of the vehicle has been at a reduced rate versus initial CODA forecasts.  According to CODA, they have opted for a slow production acceleration in order to ensure flawless execution at every step of their operating system, which includes component supply from four continents, manufacturing operations at two locations in China and one location in the U.S., logistic pipeline and dealer delivery process.  Although such decisions are not unusual during the initial launch phase of a new vehicle, the reduction of forecasted volumes after the start of an aggressive and successful production launch by UQM to original CODA forecasted volumes required us to temporarily suspend production operations to balance our inventories to the updated lower forecast rate of deliveries to CODA dealers.  We expect to begin shipments to China shortly and then restart production as CODA’s volumes build. At June 30, 2012 we had trade accounts receivable and inventories associated with the CODA production program totaling $14,076,887.  The timing of the utilization of inventories by CODA and the future revenues associated therewith will be dependent on CODA’s production rate and delivery of vehicles to its dealer network.

During the first quarter, CODA announced an agreement with Great Wall Motors Company, Baoding, China, to co-develop an all-electric vehicle for worldwide distribution.  Great Wall was the fastest growing Chinese automobile manufacturer in 2011.  The joint effort will blend CODA battery technology and knowledge of the U.S. market with the expertise of one of China’s fastest growing automotive producers.  Under the arrangement, vehicles will be sub-

assembled in Great Wall’s manufacturing facilities in Baoding.  Final assembly of vehicles destined for delivery in the U.S. will take place at CODA’s facility in the U.S.  The goal of the CODA/Great Wall venture is to co-develop and introduce the most affordable electric vehicle on the market, comparable in price to entry-level internal combustion engine vehicles after government incentives.  The CODA/Great Wall collaboration provides us with a pathway for our technology into China, Eastern  Europe and other areas of the world.  We are working with CODA on the details for a propulsion system for this program and hope to secure the future volume production business.

During the quarter we delivered $728,000 of PowerPhase Select electric propulsion systems to Audi in support of their A1 e-tron all-electric vehicle fleet test.  These units represent an expansion of the previously announced vehicle fleet test order.

We also supply electric propulsion systems to Proterra, Inc. (“Proterra”), a developer and manufacturer of all-electric composite transit buses, and Electric Vehicles International (“EVI”), a developer and manufacturer of all-electric medium-duty delivery trucks.   EVI has announced orders from UPS for 100 all-electric delivery vans and from Frito Lay for delivery trucks, both of which are powered by our electric propulsion systems.  Deliveries for these programs are ongoing.

We also supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium-duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks. Deliveries for these programs are ongoing.

We have a $45.1 million Grant from the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act (“ARRA”) to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, EVI and other customers are eligible for reimbursement under the DOE program. During the first quarter, the DOE extended the expiration date of our grant by two years to January 12, 2015.  We recorded reimbursements under the DOE Grant through June 30, 2012 for capital assets acquired of $9.0 million, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant, for the quarter ended June 30, 2012 of $0.8 million. Total reimbursements of product qualification and testing costs through June 30, 2012 were $8.6 million.

We have listed our former facility in Frederick, Colorado for sale with a commercial broker.  As a result, the carrying value of the facility has been classified as a current asset and listed under the caption facility held for sale.

We expect demand for our electric propulsion system and generator products to remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.  This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging Consumer Average Fuel Economy Standards (“CAFE") and carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

During the quarter ended June 30, 2012 contract services revenue increased nearly five-fold due primarily to funded research activities on our non-rare earth magnet development program.  Product sales increased 64 percent to $2,031,049 versus the comparable quarter last year, primarily due to stronger demand and deliveries to Audi, EVI and Proterra.

Gross profit margins on contract services for the first quarter increased to 49.9 percent versus 40.3 percent for the comparable quarter last fiscal year primarily due to improved overhead absorption.  Gross profit margins on product sales for the first quarter decreased to 36.8 percent versus 45.0 percent for the comparable quarter last fiscal year primarily due to changes in product mix. Gross profit contribution dollars increased 58.3 percent to $930,489 versus $587,895 for the same quarter last fiscal year due primarily to higher levels of sales.

Production engineering expenditures decreased to $1,150,219 for the first quarter versus $1,574,823 for the comparable quarter last fiscal year.  The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with preparations for the launch of volume production for CODA and the redeployment this quarter of certain engineering resources on funded development programs.  During the first quarter we recorded reimbursements of production engineering costs from the U.S. Department of Energy under our Grant of $764,636 representing 66.5 percent of production engineering expenditures.   Reimbursements of production engineering expenditures for the comparable quarter last fiscal year were 71.2 percent.

Net loss for the quarter ended June 30, 2012 increased to $1,287,434, or $0.04 per common share on consolidated total revenue of $2,396,428, versus a net loss of $1,043,543, or $0.03 per common share on consolidated total revenue of $1,315,060 for the first quarter last fiscal year. The increase in net loss is primarily attributable to higher levels of marketing and travel costs, legal expenses, and recruitment and relocation costs partially offset by lower net production engineering costs.

Our liquidity throughout the first quarter was sufficient to meet our operating requirements. At June 30, 2012 we had cash and short-term investments totaling $8,799,134. Net cash used in operating activities and net capital expenditures for property and equipment for the fiscal year were $3,176,186 and $160,004, respectively versus $2,478,494 and $227,236, respectively for the comparable quarter last fiscal year.  Our cash and short-term investment balances have decreased significantly over the last several quarters due to the purchase of raw materials for the CODA production launch.  We do not expect to expend additional cash resources to fund our production activities for CODA.  Rather, the reduction of inventories for CODA associated with the resumption of shipments to CODA at currently forecasted levels are expected to initially generate significant increases in our cash balances as we balance our production levels to meet CODA’s initial future requirements.

As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. We believe we have sufficient cash resources to fund our expected rate of future growth, however, if our future growth occurs at a rate higher than our expectations, our existing cash and short-term investments may not be adequate to fund our operations and we may need to raise additional capital. Otherwise, we believe our cash balances are sufficient to fund our operations for at least the next eighteen months.

Financial Condition

Cash and cash equivalents and short-term investments at June 30, 2012 were $8,799,134 and working capital (the excess of current assets over current liabilities) was $24,171,618 compared with $12,120,849 and $25,025,517, respectively, at March 31, 2012.  The decrease in cash and short-term investments is primarily attributable to higher levels of inventories, operating losses, and lower levels of accounts payable, partially offset by higher levels of accounts receivable.  The decrease in working capital is primarily attributable to operating losses and investments in property and equipment.

Accounts receivable increased $667,771 to $5,596,888 at June 30, 2012 from $4,929,117 at March 31, 2012.  The increase is primarily due to increased levels of product shipments during the quarter partially offset by lower levels of billings under our DOE Grant.  Many of our customers are large well-established companies of high credit quality.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers our standard terms are net 30 days.  For international customers and customers without an adequate credit rating or history our typical terms are irrevocable letter of credit or cash payment in advance of delivery.  At June 30, 2012 and March 31, 2012 we had an allowance for bad debts of $127,697.

Costs and estimated earnings on uncompleted contracts increased $12,651 to $91,027 at June 30, 2012 versus $78,376 at March 31, 2012.  The increase is due to less favorable billing terms on certain contracts in process at June 30, 2012 versus March 31, 2012.  Estimated earnings on contracts in process increased to $466,239 on contracts in process of $1,318,250 at June 30, 2012 compared to estimated earnings on contracts in process of $380,713 on contracts in process of $1,587,499 at March 31, 2012.  The increase in estimated earnings is attributable to higher expected margins on certain contracts in process at June 30, 2012.

Inventories increased $1,654,196 to $12,218,344 at June 30, 2012 principally due to higher levels of raw material and finished goods inventories, partially offset by a decrease in work-in-process inventories.  Raw material and finished goods inventories increased $1,947,911 and $36,978, respectively, reflecting higher levels of inventory on hand for the CODA production program at June 30, 2012.  Work-in-process inventory decreased $330,693, reflecting decreased levels of low volume propulsion system builds in process at June 30, 2012.

Prepaid expenses and other current assets increased to $774,825 at June 30, 2012 from $556,592 at March 31, 2012 primarily due to prepayments on commercial insurance policies.

We invested $204,149 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter ended June 30, 2012 compared to $889,856 during the comparable quarter last fiscal year.  The decrease in capital expenditures is primarily attributable to reduced renovation costs on our facility and decreased acquisitions of equipment during the first quarter this fiscal year versus the comparable quarter last fiscal year.  Cash reimbursements for capital assets under the DOE Grant for the quarter ended June 30, 2012 and June 30, 2011 were $44,145 and $662,620.

Patent costs decreased to $215,446 at June 30, 2012 versus $222,836 at March 31, 2012 primarily due to the systematic amortization of patent issuance costs.  Similarly, trademark costs decreased to $112,722 at June 30, 2012 versus $113,844 at March 31, 2012 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $903,675 to $1,452,838 at June 30, 2012 from $2,356,513 at March 31, 2012, primarily due to the timing of vendor payments.

Other current liabilities increased to $3,231,345 at June 30, 2012 from $2,329,101 at March 31, 2012. The increase is primarily attributable to higher levels of customer deposits, higher levels of accrued import duties and accrued payroll and employee benefits, partially offset by reduced levels of accrued personal property and real estate taxes at June 30, 2012.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $238,473 to $245,674 at June 30, 2012 from $7,201 at March 31, 2012 reflecting increased billings on certain engineering contracts in process at June 30, 2012 in advance of the performance of the associated work versus March 31, 2012.

Short-term deferred compensation under executive employment agreements decreased to zero at June 30, 2012 from $152,007 at March 31, 2012 reflecting a severance payment made to the Company’s former Vice President of Operations during the quarter.

Common stock and additional paid-in capital were $364,153 and $114,587,003, respectively, at June 30, 2012 compared to $363,562 and $114,371,106 at March 31, 2012. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended June 30, 2012

Operations for the quarter ended June 30, 2012, resulted in a net loss of $1,287,434, or $0.04 per common share, compared to a net loss of $1,043,543, or $0.03 per common share for the comparable quarter last year.  The increase in net loss is primarily attributable to increased levels of marketing and travel costs, legal expenses and recruitment and relocation costs partially offset by lower levels of net production engineering expenses.

Revenue from contract services increased to $365,379 at June 30, 2012 versus $76,302 for the comparable quarter last year.  The increase is primarily due to increased levels of funded research activities on our non-rare earth magnet development program.

Product sales revenue for the first quarter increased to $2,031,049 versus $1,238,758 for the comparable period last fiscal year.  The increase is primarily due to stronger demand and deliveries to Audi, EVI and Proterra during the current quarter.

Gross profit margins for the quarter ended June 30, 2012 decreased to 38.8 percent compared to 44.7 percent for the quarter ended June 30, 2011.  Gross profit margin on contract services was 49.9 percent for the first quarter this fiscal year compared to 40.3 percent for the quarter ended June 30, 2011.  The improvement is primarily due to improved overhead absorption on contracts in process at June 30, 2012 versus the comparable quarter last fiscal year.  Gross profit margin on product sales for the first quarter this year decreased to 36.8 percent compared to 45.0 percent for the first quarter last year.  The decrease is primarily due to changes in product mix.

Research and development expenditures for the quarter ended June 30, 2012 increased to $12,647 compared to $4,163 for the quarter ended June 30, 2011 reflecting increased levels of cost-sharing on government research programs.

Production engineering costs were $1,150,219 for the first quarter versus $1,574,823 for the first quarter last fiscal year.  The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with preparations for the launch of volume production for CODA and the re-deployment this quarter of certain engineering resources on funded development programs.

Reimbursement of product qualification and testing costs under the DOE Grant was $764,636 for the quarter ended June 30, 2012 versus $1,121,636 for the comparable period last fiscal year reflecting decreased levels of reimbursable product qualification and testing costs.

Selling, general and administrative expense for the quarter ended June 30, 2012 was $1,822,847 compared to $1,189,603 for the same quarter last year.  The increase is primarily attributable to increases in compensation and benefits expenses associated with an expansion in our administrative staff, higher levels of marketing and legal expenses, recruiting and relocation costs, legal costs, and travel expenses versus the comparable quarter last fiscal year.

Interest income decreased to $2,746 for the quarter ended June 30, 2012 versus $15,254 for the same quarter last fiscal year.  The decrease is attributable to lower invested balances and lower yields on invested cash balances.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2012 were adequate to meet operating needs.  At June 30, 2012, we had working capital (the excess of current assets over current liabilities) of $24,171,618 compared to $25,025,517 at March 31, 2012.

For the quarter ended June 30, 2012, net cash used in operating activities was $3,176,186 compared to net cash used in operating activities of $2,478,494 for the comparable quarter last fiscal year.  The increase in cash used for the first quarter this fiscal year is primarily attributable to increased levels of inventory and prepaid expenses and lower levels of accounts payable partially offset by reduced levels of accounts receivable.

Net cash provided by investing activities for the first quarter was $271,755 compared to cash used in investing activities of $2,489,903 for the comparable quarter last fiscal year.  The change for the quarter ended June 30, 2012 was primarily due to decreased levels of short-term investment purchases and lower levels of capital expenditures.

Net cash provided by financing activities for the first quarter was $15,647 compared to net cash provided by financing activities of $21,619 for the comparable quarter last fiscal year.  The increase in cash provided was primarily attributable to higher levels of proceeds from share issuances under our Employee Stock Purchase Plan offset by higher levels of treasury stock purchased and retired during the current quarter.

Our cash and short-term investment balances have decreased significantly over the last several quarters due to the purchase of raw materials for the CODA production launch.  We do not expect to expend additional cash resources to fund our production activities for CODA.  Rather, the reduction of inventories for CODA associated with the resumption of shipments to CODA at currently forecast levels are expected to initially generate significant increases in our cash balances as we balance our production levels to meet CODA’s initial future requirements.

We expect to fund our operations over the next year from existing cash and short-term investment balances and from available bank financing, if any.  We may need to invest greater financial resources on the commercialization of our products, including a significant increase in human resources and increased expenditures for equipment and tooling.  These capital requirements may be substantially reduced by reimbursements from the Company’s Grant from the DOE which reimburses 50 percent of qualified capital costs.  We do not currently expect any significant additional working capital requirements for the CODA program as they ramp to their twelve-month production target of 10,000 vehicles.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future.  If customer demand accelerates substantially our working capital requirements may also increase substantially.  In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant.  As of June 30, 2012 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before July 12, 2013.  We do not currently have sufficient funds to meet this potential future funding requirement.  If we do not extend or modify this requirement or secure such funds, we must submit by such date, a funding plan to obtain the remainder of such funds which is acceptable to the DOE or the Grant may be terminated.

If our existing financial resources are not sufficient to execute our business plan, including meeting future funding requirements under the DOE Grant, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan.  In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources.  Based on our current level of operations, we believe we have sufficient cash and short-term investments to fund our operations for at least the next eighteen months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2012:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations (1)	$13,311,852	13,311,852	-	-	-
Executive employment agreements (2)	589,242	-	524,000	-	65,242
Total	$13,901,094	13,311,852	524,000	-	65,242

(1)

Primarily consists of blanket purchase orders for materials which are generally cancellable.  In the event these orders are cancelled, we may incur cancellation charges.  In addition, our supply agreement with CODA provides for the reimbursement by CODA of commercially reasonable purchases of material by us to support their production plan.

(2)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by four officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2012 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories, the fair value of financial and long-lived assets and in the establishment of provisional billing rates on certain government contracts.  Actual results could differ materially from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis.  As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business.  Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2012 we established an allowance for bad debts of $127,697, principally due to the bankruptcy filing of Saab. In light of current economic conditions we may need to maintain an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.  At June 30, 2012 the allowance for bad debts remained at $127,697.  In light of current economic conditions we may need to maintain an allowance for bad debts in the future.  It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method.  Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project.  Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at June 30, 2012 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

Fair Value Measurements and Asset Impairment

Some of our assets and liabilities may be subject to analysis as to whether the asset or liability should be marked to fair value and some assets may be evaluated for potential impairment in value.  Fair value estimates and judgments may be required by management for those assets that do not have quoted prices in active markets.  These estimates and judgments may include fair value determinations based upon the extrapolation of quoted prices for similar assets and liabilities in active or inactive markets, for observable items other than the asset or liability itself, for observable items by correlation or other statistical analysis, or from our assumptions about the assumptions market participants would use in valuing an asset or liability when no observable market data is available.  Similarly, management evaluates both tangible and intangible assets for potential impairments in value.  In conducting this evaluation, management may rely on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to value and discount cash flows may include assumptions about interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of asset impairment.  Changes in any of the foregoing estimates and assumptions or a change in market conditions could result in a material change in the value of an asset or liability resulting in a material adverse change in our operating results.

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

New Accounting Pronouncements

As of June 30, 2012 there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2012, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2012	2011	2010

Net loss	$4,928,520	$1,992,358	$4,140,872

As of June 30, 2012 and March 31, 2012 we had accumulated deficits of $81,774,423 and $80,486,989, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we may continue to incur net losses, although the level of our losses may decline as revenue under our Supply Agreement with CODA increases.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended June 30, 2012 was $1,287,434 versus a net loss for the comparable quarter last fiscal year of $1,043,543.  Our net loss for the fiscal year ended March 31, 2012 was $4,928,520 versus a net loss for the fiscal years ended March 31, 2011 and 2010 of $1,992,358 and $4,140,872, respectively. At June 30, 2012, our cash and short-term investments totaled $8,799,134.  We may continue to incur net losses. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

CODA may not purchase from us all of the 20,000 systems provided for under our supply agreement with them.

We have executed a Supply Agreement with CODA that provides a framework for CODA, or its manufacturing partner, to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by CODA during the initial two-year term of the agreement. Under the terms of this agreement, CODA has issued a blanket purchase order covering their annual purchase requirements and specifying the timing of delivery for such units, with a portion of the delivery schedule considered to be "firm" and noncancellable.  At June 30, 2012 we had inventories purchased for CODA under the terms of the Supply Agreement totaling $9,958,612.  Much of this inventory is subject to reimbursement from CODA if they do not use the inventory purchased on their behalf.  In addition, if CODA, or its manufacturing partner, do not purchase at least 15,000 units under the CODA Supply Agreement, CODA may be required to make specific payments to us. For example, if CODA is unsuccessful in the development of its electric automobile, CODA would not be obligated to purchase electric propulsion systems from us, but CODA would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our inventory and capital costs incurred to supply electric propulsion systems to CODA, the payments are substantially less than the amount we would receive for sales of systems under the Supply Agreement. In addition, CODA may not have adequate funds to make any such payments to us or may otherwise contest its obligation to pay, and as a result it is possible that we may never receive any such funds. CODA may also terminate the Supply Agreement for any number of reasons.

We may experience challenges in launching production of electric propulsion systems on the scale envisioned under the CODA supply agreement.

Although we have installed and qualified production lines and begun production on these lines, we have not ever produced electric propulsion systems on the scale necessary to fulfill our obligations under the CODA Supply Agreement. We also may need to hire additional personnel as production volumes for CODA increase. We may encounter difficulties and challenges in ramping-up our operations. If we are unable to successfully increase our production volumes coincident with CODA’s delivery requirements we could breach our Supply Agreement. If any such difficulties are encountered during production launch it could have a material adverse effect on our financial condition and results of operations.

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

The popularity of alternative fuel based vehicles and “green energy” initiatives are highly dependent on macro-economic conditions, including oil prices and the overall health of the economy. When oil prices fall, interest in and resources allocated to the development of advanced technology vehicles and propulsion systems may diminish. Downturns in the world economy may also have a severe impact on the automotive industry, slowing the demand for vehicles generally and reducing consumers' willingness to pay more for environmentally friendly technology.

If our products do not achieve market acceptance, our business may not grow.

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We are currently making substantial investments in human resources, manufacturing facilities and equipment, production and application engineering, among other things, to ramp up our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the automobile and light truck markets. Our sales of electric propulsion systems and generators in the automobile and light truck markets to date have consisted of limited quantities of production and field test units. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

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

The automotive industry experiences significant product liability claims. As a supplier of electric propulsion systems or other products to vehicle or Original Equipment Manufacturers (“OEM”), we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused an accident. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims, which may increase as our production and sales increase. In addition, we may be required to participate in recalls involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships.

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
Date: July 31, 2012
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)