Form 10-Q
period 2012-09-30
UQM TECHNOLOGIES INC
filed 2012-10-25
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at October 23, 2012 was 36,649,951.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,780,447	11,637,940
Short-term investments	245,987	482,909
Accounts receivable, net	4,757,740	4,929,117
Costs and estimated earnings in excess of billings on
uncompleted contracts	183,665	78,376
Inventories	13,427,859	10,564,148
Facility held for sale	1,621,257	1,621,257
Prepaid expenses and other current assets	622,270	556,592
Total current assets	27,639,225	29,870,339

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,484,493
Machinery and equipment	8,048,746	7,868,481
	14,248,377	14,036,304
Less accumulated depreciation	(5,320,920)	(4,677,827)
Net property and equipment	8,927,457	9,358,477

Patent costs, net of accumulated amortization of $833,098 and $816,259	221,453	222,836
Trademark costs, net of accumulated amortization of $61,987 and $59,743	111,600	113,844
Other assets	73,043	90,105
Total assets	$36,972,778	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	September 30, 2012	March 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,549,003	2,356,513
Other current liabilities	3,496,252	2,329,101
Short-term deferred compensation under executive employment
agreements	-	152,007
Billings in excess of costs and estimated earnings on
uncompleted contracts	136,025	7,201
Total current liabilities	5,181,280	4,844,822

Long-term deferred compensation under executive employment agreements	602,081	563,100

Total liabilities	5,783,361	5,407,922

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,591,451 and 36,356,177 shares
issued and outstanding	365,915	363,562
Additional paid-in capital	115,161,473	114,371,106
Accumulated deficit	(84,337,971)	(80,486,989)
Total stockholders’ equity	31,189,417	34,247,679

Total liabilities and stockholders’ equity	$36,972,778	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Contract services	$350,634	135,547	716,013	211,849
Product sales	845,470	2,198,676	2,876,519	3,437,434
	1,196,104	2,334,223	3,592,532	3,649,283
Operating costs and expenses:
Costs of contract services	213,459	86,123	396,535	131,693
Costs of product sales	518,754	1,227,559	1,801,617	1,909,154
Research and development	19,810	647	32,457	4,810
Production engineering	1,505,103	1,622,163	2,655,322	3,196,986
Reimbursement of costs under DOE grant	(965,564)	(1,111,034)	(1,730,200)	(2,232,670)
Selling, general and administrative	2,472,653	2,099,025	4,295,500	3,288,628
Gain on sale of long-lived asset	-	(3,138)	-	(3,138)
	3,764,215	3,921,345	7,451,231	6,295,463

Loss before other income	(2,568,111)	(1,587,122)	(3,858,699)	(2,646,180)

Other income:
Interest income	2,260	641	5,006	15,895
Other	2,303	296	2,711	557
	4,563	937	7,717	16,452

Net loss	$(2,563,548)	(1,586,185)	(3,850,982)	(2,629,728)

Net loss per common share -
basic and diluted	$(0.07)	(0.04)	(0.11)	(0.07)
Weighted average number of shares
of common stock outstanding -
basic and diluted	36,547,878	36,304,613	36,471,063	36,263,640

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,850,982)	(2,629,728)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	662,175	575,529
Non-cash equity based compensation	800,677	649,625
Gain on sale of equipment	-	(3,138)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	39,814	295,287
Inventories	(2,863,711)	(2,043,855)
Prepaid expenses and other current assets	(65,678)	(811,632)
Accounts payable and other current liabilities	359,641	(239,982)
Billings in excess of costs and estimated earnings on
uncompleted contracts	128,824	(15,726)
Deferred compensation under executive
employment agreements	(113,026)	(684,181)
Net cash used in operating activities	(4,902,266)	(4,907,801)

Cash flows from investing activities:
Purchases of short-term investments	(246,136)	(6,636,954)
Maturities of short-term investments	483,058	8,030,336
Increase in other long-term assets	(293)	-
Acquisition of property and equipment	(311,580)	(1,329,245)
Property and equipment reimbursements received from DOE under
grant	143,136	1,078,743
Increase in patent and trademark costs	(15,455)	(17,981)
Cash proceeds from the sale of equipment	-	3,825
Net cash provided by investing activities	52,730	1,128,724

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	32,473	22,994
Purchase of treasury stock	(40,430)	(12,376)
Net cash provided by (used in) financing activities	(7,957)	10,618

Decrease in cash and cash equivalents	(4,857,493)	(3,768,459)
Cash and cash equivalents at beginning of period	11,637,940	15,878,752
Cash and cash equivalents at end of period	$6,780,447	12,110,293

Supplemental cash flow information:
Interest paid in cash during the period	$-	-

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

(2)   New Accounting Pronouncements

As of September 30, 2012 there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

(3)  Stock-Based Compensation

Stock Option Plans

As of September 30, 2012, we had zero shares of common stock available for future grant to employees, consultants and key suppliers under our 2012 Equity Incentive Plan (“2012 Plan”). The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of underlying shares that may be granted to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2012, we had 231,565 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to ten percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At September 30, 2012 we had 428,785 shares of common stock available for issuance under the Stock Purchase Plan. During the quarters and six month periods ended September 30, 2012 and 2011, we issued 141 and 523, and 26,836 and 11,497 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and six month periods ended September 30, 2012 and 2011 was $172 and $1,375, and $32,473 and $22,994, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of September 30, 2012 there were 509,386 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 440,934 shares granted under the Stock Plan during both the quarter and six month period ended September 30, 2012, and 213,398 shares granted under the Stock Plan during both the quarter and six month period ended September 30, 2011.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2012 and 2011 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Costs of contract services	$4,774	5,430	10,301	8,877
Costs of product sales	11,089	22,885	21,836	42,861
Research and development	792	22	1,305	47
Production engineering	48,041	54,379	78,596	98,027
Selling, general and administrative	535,140	475,822	688,639	499,813
	$599,836	558,538	800,677	649,625

Share-based compensation capitalized in inventories was insignificant in the quarters and six month periods ended September 30, 2012 and September 30, 2011.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2012 and 2011 was insignificant.

All options/shares granted under the Non-Employee Director Stock Option Plan /Directors Plan are vested.

A summary of the status of non-vested shares under the 2012 Plan and its predecessor plan as of September 30, 2012 and 2011 and changes during the quarters and six month periods ended September 30, 2012 and 2011 are presented below:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	Six Months Ended September 30, 2012		Six Months Ended September 30, 2011
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at April 1	668,722	$1.69	475,934	$1.73
Granted	25,000	$0.71	-	$-
Vested	-	$-	-	$-
Forfeited	(2,518)	$1.61	(3,610)	$1.79
Non-vested at June 30	691,204	$1.65	472,324	$1.73
Granted	1,075,000	$0.89	389,588	$1.68
Vested	(543,557)	$1.32	(149,126)	$1.41
Forfeited	(16,985)	$1.89	(931)	$1.61
Non-vested at September 30	1,205,662	$0.88	711,855	$1.77

As of September 30, 2012, there was $898,902 of total unrecognized compensation costs related to stock options granted under the 2012 Plan and its predecessor plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 29 months. The total fair value of stock options that vested during both the quarter and six month period ended September 30, 2012 was $719,857. The total fair value of stock options that vested during both the quarter and six month period ended September 30, 2011 was $209,581.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2012 and 2011 and changes during the quarters and six month periods ended September 30, 2012 and 2011 are presented below:

	Six Months Ended September 30, 2012		Six Months Ended September 30, 2011
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	167,680	$2.44	62,199	$2.50
Granted	-	$-	-	$-
Vested	(47,004)	$2.49	-	$-
Forfeited	-	$-	-	$-
Non-vested at June 30	120,676	$2.42	62,199	$2.50
Granted	440,934	$0.87	213,398	$2.34
Vested	(202,755)	$1.17	(107,917)	$2.28
Forfeited	-	$-	-	$-
Non-vested at September 30	358,855	$1.22	167,680	$2.44

As of September 30, 2012, there was $390,544 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2012 is expected to be recognized over a weighted-average period of 30 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and six month period ended September 30, 2012 was $237,904 and $354,969, respectively. The total fair value of common stock granted under the Stock Bonus Plan that vested during both the quarter and six month period ended September 30, 2011 was $245,745.

Expected volatility is based on historical volatility. The expected life of options granted is based on historical experience.

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2012 under our 2012 Plan and its predecessor plan is as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	2,782,456	$2.81	4.0 years	$-
Granted	25,000	$1.03
Exercised	-	$-		$-
Forfeited	(2,518)	$2.40
Outstanding at June 30, 2012	2,804,938	$2.80	3.8 years	$-
Granted	1,075,000	$0.89
Exercised	-	$-		$-
Forfeited	(16,985)	$2.73

Outstanding at September 30, 2012	3,862,953	$2.27	5.2 years	$293,500

Exercisable at September 30, 2012	2,657,290	$2.71	3.4 years	$49,972

Vested and expected to vest at September 30, 2012	3,804,454	$2.28	5.2 years	$241,164

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2011 under our 2002 Equity Incentive Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$3.00	3.7 years	$959,001
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(6,309)	$3.08
Outstanding at June 30, 2011	2,624,182	$3.00	3.5 years	$39,661
Granted	389,588	$2.40
Exercised	-	$-		$-
Forfeited	(35,931)	$3.54

Outstanding at September 30, 2011	2,977,839	$2.92	4.1 years	$-

Exercisable at September 30, 2011	2,265,984	$2.94	2.9 years	$-

Vested and expected to vest at September 30, 2011	2,937,409	$2.92	4.0 years	$-

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2012 under our Directors Plan is as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	445,754	$2.59	3.3 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2012	445,754	$2.59	3.1 years	$-
Granted	282,051	$0.79
Exercised	-	$-		$-
Forfeited	(51,949)	$2.18

Outstanding at September 30, 2012	675,856	$1.87	3.5 years	$104,359

Exercisable at September 30, 2012	675,856	$1.87	3.5 years	$104,359

Vested and expected to vest at September 30, 2012	675,856	$1.87	3.5 years	$104,359

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2011 under our Directors Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$2.86	3.1 years	$129,642
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2011	329,786	$2.86	2.9 years	$9,734
Granted	155,122	$2.04
Exercised	-	$-		$-
Forfeited	(25,996)	$2.33

Outstanding at September 30, 2011	458,912	$2.61	3.7 years	$-

Exercisable at September 30, 2011	458,912	$2.61	3.7 years	$-

Vested and expected to vest at September 30, 2011	458,912	$2.61	3.7 years	$-

Cash received by us upon the exercise of stock options was zero for the quarters and six month periods ended September 30, 2012 and September 30, 2011. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

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

The amortized cost and unrealized gain or loss of our investments at September 30, 2012 and March 31, 2012 were:

	September 30, 2012		March 31, 2012
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
Commercial paper, corporate and foreign bonds	$245,987	4	482,909	11,626
	245,987	4	482,909	11,626

Long-term investments:
Certificates of deposit (included in other assets)	62,146	-	61,855	-
	$308,133	4	544,764	11,626

The time to maturity of held-to-maturity securities were:

	September 30, 2012	March 31, 2012

Three to six months	$245,987	432,985
Six months to one year	-	49,924
Over one year	62,146	61,855
	$308,133	544,764

(5)  At September 30, 2012 and March 31, 2012, the estimated period to complete contracts in process ranged from one to four months and one to ten months, respectively. We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	September 30, 2012	March 31, 2012
Costs incurred on uncompleted contracts	$1,063,024	1,206,786
Estimated earnings	608,179	380,713
	1,671,203	1,587,499
Less billings to date	(1,623,563)	(1,516,324)
	$47,640	71,175

Included in the accompanying balance sheets as follows:

Costs and estimated earnings in excess of billings on
uncompleted contracts	$183,665	78,376
Billings in excess of costs and estimated earnings on
uncompleted contracts	(136,025)	(7,201)
	$47,640	71,175

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(6)    Inventories at September 30, 2012 and March 31, 2012 consist of:

	September 30, 2012	March 31, 2012
Raw materials	$10,106,396	7,189,930
Work-in-process	428,362	710,603
Finished products	2,893,101	2,663,615
	$13,427,859	10,564,148

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the six month periods ended September 30, 2012 and 2011.

(7)   Facility Held for Sale

The Company has listed its former facility in Frederick, Colorado for sale with a commercial real estate broker.

The facility has been reclassified as a current asset and the Company has discontinued depreciating the asset pending its sale, which is expected to occur within one year.

(8)   Government Grants

We have a $45,145,534 grant (the “Grant”) with the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2015. We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

At September 30, 2012 we had received reimbursements from the DOE under the Grant totaling $18.2 million and had grant funds receivable of $0.4 million.

The application of grant funds to eligible capital asset purchases under the Grant as of September 30, 2012 and March 31, 2012 are as follows:

	September 30, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,355,957	3,677,978	3,677,979
	$18,159,081	9,079,540	9,079,541

	March 31, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and equipment	7,163,597	3,581,799	3,581,798
	$17,925,356	8,962,678	8,962,678

(9)   Other current liabilities at September 30, 2012 and March 31, 2012 consist of:

	September 30, 2012	March 31, 2012
Accrued payroll and employee benefits	$248,695	206,919
Accrued personal property and real estate taxes	248,500	229,470
Accrued warranty costs	151,261	154,978
Unearned revenue	1,928,486	1,705,715
Accrued royalties	48,336	31,493
Accrued import duties	813,740	-
Other	57,234	526
	$3,496,252	2,329,101

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

10) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter and six month period ended September 30, 2012 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2012	36,356,177	$363,562	114,371,106	(80,486,989)	34,247,679

Issuance of common stock under
employee stock purchase plan	26,695	267	32,034	-	32,301
Purchase of treasury stock	(14,609)	(146)	(16,508)	-	(16,654)
Issuance of common stock under
stock bonus plan	47,004	470	(470)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	200,841	-	200,841
Net loss	-	-	-	(1,287,434)	(1,287,434)
Balances at June 30, 2012	36,415,267	$364,153	114,587,003	(81,774,423)	33,176,733

Issuance of common stock under
employee stock purchase plan	141	1	171	-	172
Purchase of treasury stock	(26,712)	(267)	(23,509)	-	(23,776)
Issuance of common stock under
stock bonus plan	202,755	2,028	133,464	-	135,492
Compensation expense from
employee and director stock
option and common stock grants	-	-	464,344	-	464,344
Net loss	-	-	-	(2,563,548)	(2,563,548)
Balances at September 30, 2012	36,591,451	$365,915	115,161,473	(84,337,971)	31,189,417

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(11) Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Audi totaled $728,000 and zero for the six month periods ended September 30, 2012 and 2011, respectively, which was 20 percent and nil of our consolidated total revenue, respectively. There were no shipments to Audi during the quarters ended September 30, 2012 and 2011.

Trade accounts receivable and inventories associated with this customer totaled zero as of September 30, 2012 and March 31, 2012.

Revenue from CODA Automotive totaled $47,764 and $818,555 for the quarters ended September 30, 2012 and 2011, respectively, which was 4 percent and 35 percent of our consolidated total revenue, respectively. Revenue from CODA Automotive totaled $112,984 and $818,555 for the six month periods ended September 30, 2012 and 2011, respectively, which was 3 percent and 22 percent of our consolidated total revenue, respectively.

Trade accounts receivable and inventories associated with the CODA Automotive production program totaled $14,473,809 and $11,068,462 at September 30, 2012 and March 31, 2012, respectively.

Revenue from Meggitt (Addison), Inc. totaled $229,429 and $159,038 for the quarters ended September 30, 2012 and 2011, respectively, which was 19 percent and 7 percent of our consolidated total revenue, respectively. Revenue from Meggitt (Addison), Inc. totaled $455,490 and $318,515 for the six month periods ended September 30, 2012 and 2011, respectively, which was 13 percent and 9 percent of our consolidated total revenue, respectively.

Trade accounts receivable and inventories associated with this customer totaled $381,836 and $315,896 at September 30, 2012 and March 31, 2012, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $326,950 and $135,547, and $620,586 and $208,849 for the quarters and six month periods ended September 30, 2012 and 2011, respectively, which was 27 percent and 6 percent, and 17 percent and 6 percent of our consolidated total revenue for the quarters and six month periods ended September 30, 2012 and 2011, respectively. Accounts receivable from government-funded contracts represented 9 percent of total accounts receivable as of September 30, 2012 and March 31, 2012.

(12)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net. As of September 30, 2012 and 2011, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2007 through 2011 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(13) Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2012 and 2011, respectively, common shares issued

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

under the Stock Bonus Plan but not yet earned totaling 358,855 and 167,680 were being held by the Company. For the quarters and six month periods ended September 30, 2012 and 2011, respectively, 32,681 and zero, and 47,430 and zero shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At September 30, 2012 and 2011, options to purchase 4,590,325 and 3,450,310 shares of common stock, respectively, were outstanding. For the quarters and six month periods ended September 30, 2012 and 2011, respectively, options for 3,181,758 and 3,423,669,  and  3,156,758 and 2,430,435 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options determined under the treasury stock method to acquire 163,541 and 919, and 224,330 and 34,474 shares of common stock for the quarters and six month periods ended September 30, 2012 and 2011, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

(14) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of investments is the amortized cost of the investments which approximates fair value. See Note 4.

(15) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of September 30, 2012 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$602,081	-	-	602,081

Note (1) Included in long term liabilities on our consolidated balance sheet as of September 30, 2012.

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$589,242	614,381	715,107	1,316,372
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses (realized and unrealized):
Included in earnings	12,839	17,810	38,981	55,019
Included in other comprehensive income	-	-	-	-
Settlements	-	-	(152,007)	(739,200)
Balance at the end of period	$602,081	632,191	602,081	632,191

Loss for the period included in earnings
attributable to the Level 3 liability still
held at the end of the period	$12,839	17,810	38,981	55,019

(16) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers. Two of these agreements expired on August 22, 2012, one agreement expires November 30, 2014, one agreement expires on May 31, 2015 and one agreement expires on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements over their remaining terms is $2,244,833. In addition, we have recorded a liability of $602,081 and $715,107 at September 30, 2012 and March 31, 2012, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

Lease Commitments

At September 30, 2012 there were no operating leases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, future orders to be received, future shipments and payments under our Supply Agreement with CODA, future financial results and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A Risk Factors.

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

During the second quarter this fiscal year we completed a memorandum of understanding with a major Chinese company for the development and marketing of UQM electric propulsion systems for New Energy Vehicles in China. This agreement expands the global reach of UQM to China, and represents the initial step in our strategy to penetrate the Chinese market with our leading electric propulsion products.  Under the agreement, we will work collaboratively with our China-based partner to introduce UQM products into the Chinese market for use in New Energy Vehicles.  Our Chinese partner, with over $45 billion RMB  (approximately $7 billion USD) in annual revenue, has a substantial footprint throughout China and we believe is well-positioned to introduce our products into the country’s developing New Energy Vehicle market.  This agreement is an important step in our strategic plan to enter the Chinese market with our highly efficient electric propulsion systems and related products.

Also during the second quarter we announced that our PowerPhase Pro® 100 electric propulsion system is powering the new all-electric Mylne Bolt 18 yacht tender, which debuted in September at the 2012 Monaco Yacht Show. Mylne has been making distinctive yachts since 1896, and the Bolt 18 is the company’s first all-electric vessel designed as a yacht tender.  The Bolt 18 can hold a crew of six and tow water-skiers and wake boarders. Additionally, Mylne is developing all-electric yachts which will also use UQM PowerPhase systems, further expanding UQM product offerings in the marine market.

We have entered into a ten year supply agreement with CODA Automotive (“CODA”) to supply UQM PowerPhase Pro 100 electric propulsion systems to CODA for their all-electric passenger automobile.  CODA introduced its passenger vehicle in the state of California in March 2012 and has announced dealers in three regions of California.

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

We began deliveries of production qualified PowerPhase Pro 100 systems under our supply agreement with CODA in October 2011.    CODA’s production and delivery of vehicles to its dealers since introduction of the vehicle has been at a reduced rate versus initial CODA forecasts.  CODA has announced that they have opted for a slow production acceleration in order to ensure flawless execution at every step of their operating system, which includes component supply from four continents, manufacturing operations at two locations in China and one location in the U.S., logistic pipeline and dealer delivery process.  Due to the slower launch rate, we suspended production for CODA to properly balance our inventories. CODA has also announced that they are seeking additional capital. However, current conditions in the capital markets have caused many small companies, including CODA, to experience difficulty and delays in raising substantial amounts of new capital.  As a result of these factors, we did not produce and ship any propulsion systems to CODA during the quarter and six month period ended September 30, 2012. At September 30, 2012 we had trade accounts receivable and inventories associated with the CODA production program totaling $14,473,809.  At September 30, 2012 CODA was delinquent in the payment of trade account receivables due to us. The timing of the utilization of inventories and the shipment of additional propulsion systems to CODA and the collection of existing and future trade accounts receivable will be dependent on CODA’s ability to raise capital to fund on-going operations, their future vehicle production rate, and the rate of delivery of vehicles to its dealer network. If CODA does not honor its financial obligations to us under the Supply Agreement, it could have a material adverse effect on our financial position, liquidity and results of operations.

In September, CODA announced that they have customer orders for 1,000 vehicles, they intend to add 40 new dealerships by the summer of 2013, including 10 by the end of calendar year 2012 and they are pursuing an additional $150 million in capital to fund their ongoing operations. CODA has also announced an agreement with Great Wall Motors Company, Baoding, China, to co-develop an all-electric vehicle for worldwide distribution.  The joint effort is intended to blend CODA battery technology and knowledge of the U.S. market with the expertise of one of China’s fastest growing automotive producers.  We understand that under the arrangement, vehicles will be sub-assembled in Great Wall’s manufacturing facilities in Baoding.  Final assembly of vehicles destined for delivery in the U.S. will take place at CODA’s facility in the U.S.  CODA has stated that the goal of its Great Wall joint venture is to co-develop and introduce the most affordable electric vehicle on the market, comparable in price to entry-level internal combustion engine vehicles after government incentives.  We believe the CODA/Great Wall collaboration provides us with a pathway for our technology into China, Eastern Europe and other areas of the world.  We are working with CODA on the details for a propulsion system for this program and hope to secure the future volume production business.

We also supply electric propulsion systems to Proterra, Inc. (“Proterra”), a developer and manufacturer of all-electric composite transit buses, and Electric Vehicles International (“EVI”) and Boulder EV (“BEV”), developers and manufacturers of all-electric medium-duty delivery trucks.   EVI has announced orders from UPS for 100 all-electric delivery vans and from Frito Lay for delivery trucks, and BEV has announced orders from Federal Express for delivery vans, all of which are powered by our electric propulsion systems.  Deliveries for these programs are ongoing.

We also supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium-duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks. Deliveries for these programs are ongoing.

We have a $45.1 million Grant from the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act (“ARRA”) to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, EVI, BEV and other customers are eligible for reimbursement under the DOE program. The term of the Grant is through January 12, 2015.  We recorded reimbursements under the DOE Grant through September 30, 2012 for capital assets acquired of $9.1 million, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant, for the quarter ended September 30, 2012 of $1.0 million. Total reimbursements of product qualification and testing costs through September 30, 2012 were $9.5 million.

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

During the quarter ended September 30, 2012 contract services revenue increased 159 percent to $350,634 versus the comparable quarter last fiscal year due primarily to funded research activities on an onboard vehicle power generation program and our non-rare earth magnet development program.  Product sales decreased 62 percent to $845,470 versus the comparable quarter last year, primarily due to the suspension of shipments to CODA during the quarter.

For the six months ended September, 2012 contract services revenue increased over three-fold to $716,013 from $211,849 for the comparable period last fiscal year.  The increase is primarily attributable to the application of additional resources on funded development programs.  Product sales for the six month period this fiscal year decreased 16.3 percent to $2,876,519 versus $3,437,434 for the same six month period last fiscal year.  The decrease is primarily attributable to the suspension of shipments to CODA throughout the period, partially offset by additional shipments to Audi resulting from an expansion of their A1 e-tron test fleet program.

Gross profit margins on contract services for the second quarter increased to 39.1 percent versus 36.5 percent for the comparable quarter last fiscal year primarily due to improved overhead absorption.  Gross profit margins on product sales for the second quarter decreased to 38.6 percent versus 44.2 percent for the comparable quarter last fiscal year primarily due to changes in product mix. Gross profit contribution dollars decreased to $463,891 versus $1,020,541 for the same quarter last fiscal year due primarily to lower sales and reduced gross profit margins for the current quarter.

Gross profit margins on contract services for the first half of fiscal 2013 increased to 44.6 percent versus 37.8 percent for the comparable period last fiscal year primarily due to improved overhead absorption.  Gross profit margins on product sales for the first half decreased to 37.4 percent versus 44.5 percent for the comparable quarter last fiscal year primarily due to changes in product mix and reduced overhead absorption. Gross profit contribution dollars decreased to $1,394,380 versus $1,608,436 for the comparable period last fiscal year due primarily to lower sales and reduced gross profit margins for the current year period.

Production engineering expenditures decreased to $1,505,103 for the second quarter versus $1,622,163 for the comparable quarter last fiscal year.  The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with preparations for the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.  During the second quarter we recorded reimbursements of production engineering costs from the U.S. Department of Energy under our Grant of $965,564 representing 64.2 percent of production engineering expenditures. Reimbursements of production engineering expenditures for the comparable quarter last fiscal year were 68.5 percent.

For the six months ended September 30, 2012 production engineering expenditures decreased to $2,655,322 versus $3,196,986 for the comparable period last fiscal year.  The decrease is attributable to higher than normal product qualification and testing activities last year associated with preparations for the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.  During the first half of the current fiscal year we recorded reimbursements of production engineering costs from the U.S. Department of Energy under our Grant of $1,730,200 representing 65.2 percent of production engineering expenditures. Reimbursements of production engineering expenditures for the comparable six month period last fiscal year were 69.8 percent.

Net loss for the quarter ended September 30, 2012 increased to $2,563,548, or $0.07 per common share, on consolidated total revenue of $1,196,104, versus a net loss of $1,586,185, or $0.04 per common share, on consolidated total revenue of $2,334,223 for the second quarter last fiscal year. The increase in net loss is primarily attributable to reduced revenue levels and higher levels of business development, marketing, legal, and recruiting and relocation costs.

Our liquidity throughout the second quarter was sufficient to meet our operating requirements. At September 30, 2012 we had cash and short-term investments totaling $7,026,434. Net cash used in operating activities and net capital expenditures for property and equipment for the six months ended September 30, 2012 were $4,902,266 and $168,444, respectively versus $4,907,801 and $250,502, respectively for the comparable period last fiscal year.  Our cash and short-term investment balances have decreased significantly over the six month period primarily due to the purchase of long-lead time raw materials ordered from vendors prior to the suspension of production for CODA and the purchase of raw materials to support future deliveries to Proterra and EVI.  We do not expect to expend additional cash resources to fund our production activities for CODA when production resumes.  Rather, the reduction of inventories for CODA associated with the resumption of shipments to CODA are expected to initially generate significant increases in our cash balances until such time as new raw material purchases are required.

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

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2012 were $7,026,434 and working capital (the excess of current assets over current liabilities) was $22,457,945 compared with $12,120,849 and $25,025,517, respectively, at March 31, 2012.  The decrease in cash and short-term investments is primarily attributable to higher levels of inventories, operating losses, and lower levels of accounts payable, partially offset by lower levels of accounts receivable.  The decrease in working capital is primarily attributable to operating losses and investments in property and equipment.

Accounts receivable decreased $171,377 to $4,757,740 at September 30, 2012 from $4,929,117 at March 31, 2012. The decrease is primarily due to decreased levels of product shipments during the quarter partially offset by higher levels of billings under our DOE Grant. CODA accounted for $3,838,092 of these accounts receivable at September 30, 2012, all of which were over ninety days delinquent. Many of our other customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history our typical terms are irrevocable letter of credit or cash payment in advance of delivery.  At September 30, 2012 and March 31, 2012 we had an allowance for bad debts of $127,697.

Costs and estimated earnings on uncompleted contracts increased $105,289 to $183,665 at September 30, 2012 versus $78,376 at March 31, 2012.  The increase is due to less favorable billing terms on certain contracts in process at September 30, 2012 versus March 31, 2012.  Estimated earnings on contracts in process increased to $608,179 on contracts in process of $1,671,203 at September 30, 2012 compared to estimated earnings on contracts in process of $380,713 on contracts in process of $1,587,499 at March 31, 2012.  The increase in estimated earnings is attributable to higher expected margins on certain contracts in process at September 30, 2012.

Inventories increased $2,863,711 to $13,427,859 at September 30, 2012 principally due to higher levels of raw material and finished goods inventories, partially offset by a decrease in work-in-process inventories.  Raw material and finished goods inventories increased $2,916,466 and $229,486, respectively, primarily reflecting inventory purchases to support the CODA, EVI, BEV and Proterra production programs.  Work-in-process inventory decreased $282,241, reflecting decreased levels of low volume propulsion system builds in process at September 30, 2012.

Prepaid expenses and other current assets increased to $622,270 at September 30, 2012 from $556,592 at March 31, 2012 primarily due to prepayments on commercial insurance policies.

We invested $107,431 and $311,580 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter and six month period ended September 30, 2012 compared to $439,389 and $1,329,245 during the comparable quarter and six month period last fiscal year.  The decrease in capital expenditures is primarily attributable to reduced renovation costs on our facility and decreased acquisitions of equipment during the quarter and six month period ended September 30, 2012 versus the comparable quarter and six month period last fiscal year.  Cash reimbursements for capital assets under the DOE Grant for the quarters and six month periods ended September 30, 2012 and September 30, 2011 were $98,991 and $143,136, and $416,123 and $1,078,743, respectively.

Patent costs decreased to $221,453 at September 30, 2012 versus $222,836 at March 31, 2012 primarily due to the systematic amortization of patent issuance costs.  Similarly, trademark costs decreased to $111,600 at September 30, 2012 versus $113,844 at March 31, 2012 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $807,510 to $1,549,003 at September 30, 2012 from $2,356,513 at March 31, 2012, primarily due to decreased raw material purchases for CODA.

Other current liabilities increased to $3,496,252 at September 30, 2012 from $2,329,101 at March 31, 2012. The increase is primarily attributable to higher levels of accrued import duties,  customer deposits and accrued payroll and employee benefits at September 30, 2012.

Short-term deferred compensation under executive employment agreements decreased to zero at September 30, 2012 from $152,007 at March 31, 2012 reflecting a severance payment made during the first quarter.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $128,824 to $136,025 at September 30, 2012 from $7,201 at March 31, 2012 reflecting increased billings on certain engineering contracts in process at September 30, 2012 in advance of the performance of the associated work versus March 31, 2012.

Common stock and additional paid-in capital were $365,915 and $115,161,473, respectively, at September 30, 2012 compared to $363,562 and $114,371,106 at March 31, 2012. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase and Stock Bonus Plans and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended September 30, 2012

Operations for the quarter ended September 30, 2012, resulted in a net loss of $2,563,548, or $0.07 per common share, compared to a net loss of $1,586,185, or $0.04 per common share, for the comparable quarter last year. The increase in net loss is primarily attributable to reduced revenue levels and higher levels of business development, marketing, legal, and recruiting and relocation costs.

Revenue from contract services increased to $350,634 at September 30, 2012 versus $135,547 for the comparable quarter last year.  The increase is primarily due to funded research activities on an onboard vehicle power generation program and our non-rare earth magnet development program.

Product sales revenue for the current quarter decreased to $845,470 versus $2,198,676 for the comparable quarter last fiscal year.  The decrease is primarily due to the suspension of shipments to CODA during the quarter.

Gross profit margins for the quarter ended September 30, 2012 decreased to 38.8 percent compared to 43.7 percent for the quarter ended September 30, 2011. Gross profit margin on contract services was 39.1 percent for the second quarter this fiscal year compared to 36.5 percent for the quarter ended September 30, 2011. The improvement is primarily due to improved overhead absorption on contracts in process at September 30, 2012 versus the comparable quarter last fiscal year. Gross profit margin on product sales for the second quarter this year decreased to 38.6 percent compared to 44.2 percent for the second quarter last year primarily due to changes in product mix.

Research and development expenditures for the quarter ended September 30, 2012 increased to $19,810 compared to $647 for the quarter ended September 30, 2011 reflecting increased levels of cost-sharing on government research programs.

Production engineering costs were $1,505,103 for the second quarter versus $1,622,163 for the comparable quarter last fiscal year. The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with preparations for the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.

Reimbursement of product qualification and testing costs under the DOE Grant was $965,564 for the quarter ended September 30, 2012 versus $1,111,034 for the comparable quarter last fiscal year reflecting a reduction in the estimated reimbursement rates for product qualification and testing activities and decreased qualified production engineering costs.

Selling, general and administrative expense for the quarter ended September 30, 2012 was $2,472,653 compared to $2,099,025 for the same quarter last year.  The increase is primarily attributable to higher levels of business development, marketing,  legal and recruiting and relocation costs versus the comparable quarter last fiscal year.

Interest income increased to $2,260 for the quarter ended September 30, 2012 versus $641 for the same quarter last fiscal year.  The increase is attributable to higher yields on invested cash balances.

Six Months Ended September 30, 2012

Operations for the six month period ended September 30, 2012, resulted in a net loss of $3,850,982, or $0.11 per common share, compared to a net loss of $2,629,728, or $0.07 per common share, for the comparable period last year.  The increase in net loss is primarily attributable to decreased levels of product shipments and higher levels of business development, marketing, legal and recruiting and relocation costs partially offset by lower levels of net production engineering expenses.

Revenue from contract services increased to $716,013 for the six month period ended September 30, 2012 versus $211,849 for the comparable period last year.  The increase is primarily attributable to the application of additional engineering resources on funded development programs.

Product sales for the six month period ended September 30, 2012 decreased to $2,876,519 compared to $3,437,434 for the comparable period last year. The decrease is primarily attributable to the suspension of shipments to CODA throughout the period, partially offset by additional shipments to Audi resulting from an expansion of their A1 e-tron test fleet program.

Gross profit margins for the six month period ended September 30, 2012 decreased to 38.8 percent compared to 44.1 percent for the comparable six month period last fiscal year. Gross profit margin on contract services increased for the six month period to 44.6 percent versus 37.8 percent for the comparable six month period last fiscal year primarily due to improved overhead absorption. Gross profit margin on product sales for the six month period ended September 30, 2012 decreased to 37.4 percent compared to 44.5 percent for the comparable period last year. The decrease is primarily due to changes in product mix and reduced overhead absorption.

Research and development expenditures for the six month period ended September 30, 2012 increased to $32,457 compared to $4,810 for the same period last year reflecting increased levels of cost-sharing on government research programs.

Production engineering costs were $2,655,322 for the six month period ended September 30, 2012 versus $3,196,986 for the comparable six month period last year. The decrease is attributable to higher than normal product qualification and testing activities during the prior comparable six month period associated with preparations for the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.

Reimbursements of costs under the DOE Grant were $1,730,200 for the six months ended September 30, 2012 versus $2,232,670 for the comparable period last year reflecting a reduction in the estimated reimbursement rates for product qualification and testing activities and decreased qualified production engineering costs.

Selling, general and administrative expense for the six month period ended September 30, 2012 was $4,295,500 compared to $3,288,628 for the same period last year.  The increase is primarily attributable higher levels of business development, marketing, legal and recruiting and relocation costs versus the comparable period last fiscal year.

Interest income decreased to $5,006 for the six month period ended September 30, 2012 versus $15,895 for the comparable period last year.  The decrease is attributable to lower yields and lower levels of invested cash balances.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended September 30, 2012 were adequate to meet operating needs.  At September 30, 2012, we had working capital (the excess of current assets over current liabilities) of $22,457,945 compared to $25,025,517 at March 31, 2012.

For the six month period ended September 30, 2012, net cash used in operating activities was $4,902,266 compared to net cash used in operating activities of $4,907,801 for the comparable period last fiscal year.  The decrease in cash used for the first half this fiscal year is primarily attributable to decreased levels of cash used for prepaid expenses and deferred compensation under executive employment agreements partially offset by higher operating losses and an increase in inventory purchases during the current period.

Net cash provided by investing activities for the first half this fiscal year was $52,730 compared to cash provided by investing activities of $1,128,724 for the comparable period last fiscal year.  The change for the six month period ended September 30, 2012 was primarily due to decreased levels of short-term investment maturities net of purchases partially offset by lower levels of capital expenditures, net of DOE Grant reimbursements.

Net cash used in financing activities for the six month period ended September 30, 2012 was $7,957 compared to net cash provided by financing activities of $10,618 for the comparable quarter last fiscal year.  The increase in cash used was primarily attributable to higher levels of treasury stock purchased and retired during the current six month period offset by higher levels of proceeds from share issuances under our Employee Stock Purchase Plan.

Our cash and short-term investment balances have decreased significantly over the last several quarters primarily due to the purchase of raw materials for the CODA production launch.  We do not expect to expend additional cash resources to fund our production activities for CODA over the short-term. Rather, the reduction of inventories for CODA associated with the resumption of shipments are expected to initially generate significant increases in our cash balances until such time as new raw material purchases are required.

We expect to fund our operations over the next year from existing cash and short-term investment balances, from proceeds received from the sale of our former facility, when the sale is completed and from available bank financing, if any.  We may need to invest greater financial resources on the commercialization of our products, including a significant increase in human resources and increased expenditures for equipment and tooling.  These capital requirements may be substantially reduced by reimbursements from the Company’s Grant from the DOE which reimburses 50 percent of qualified capital costs.  We do not currently expect any significant additional working capital requirements for the CODA program as they ramp to higher volumes.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future.  If customer demand accelerates substantially our working capital requirements may also increase substantially.  In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant.  As of September 30, 2012 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before July 12, 2013.  We do not currently have sufficient funds to meet this potential future funding requirement.  If we do not extend or modify this requirement or secure such funds, we must submit by such date, a funding plan to obtain the remainder of such funds which is acceptable to the DOE or the Grant may be terminated.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2012:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations (1)	$12,955,317	12,955,317	-	-	-
Executive employment agreements (2)	602,081	-	524,000	-	78,081
Total	$13,557,398	12,955,317	524,000	-	78,081

(1)

Primarily consists of blanket purchase orders for materials which are generally cancellable.  In the event these orders are cancelled, we may incur cancellation charges.  In addition, our supply agreement with CODA provides for the reimbursement by CODA of commercially reasonable purchases of material by us to support their production plan.

(2)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by executive officers of the Company, but not annual cash compensation under the agreements.

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business.  Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2012 we established an allowance for bad debts of $127,697, principally due to the bankruptcy filing of Saab. In light of current economic conditions we may need to maintain an allowance for bad debts in the future. It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.  At September 30, 2012 the allowance for bad debts remained at $127,697.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method.  Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project.  Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at September 30, 2012 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

As of September 30, 2012 there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

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

As of September 30, 2012, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

As of September 30, 2012 and March 31, 2012 we had accumulated deficits of $84,337,971 and $80,486,989, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we may continue to incur net losses.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended September 30, 2012 was $2,563,548 versus a net loss for the comparable quarter last fiscal year of $1,586,185. Our net loss for the fiscal year ended March 31, 2012 was $4,928,520 versus a net loss for the fiscal years ended March 31, 2011 and 2010 of $1,992,358 and $4,140,872, respectively. At September 30, 2012, our cash and short-term investments totaled $7,026,434.  We may continue to incur net losses. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

CODA is currently delinquent in paying us for motors already delivered to them and may not purchase from us all of the 20,000 systems provided for under our Supply Agreement with them.

We have executed a Supply Agreement with CODA that provides a framework for CODA, or their manufacturing partner, to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by CODA during the initial two-year term of the agreement. Under the terms of this agreement, CODA is required to issue blanket purchase orders covering their annual purchase requirements and specifying the timing of delivery for such units, with a portion of the delivery schedule considered to be "firm" and noncancellable. CODA has slowed the launch of their vehicles. Due to the slower launch rate, we suspended production for CODA to properly balance our inventories and we did not ship any propulsion systems to CODA during the quarter and six month period ended September 30, 2012. At September 30, 2012 we had inventories purchased for CODA under the terms of the Supply Agreement and trade accounts receivable totaling $14,473,809. At September 30, 2012, CODA was more than ninety days delinquent in the payment of their trade accounts receivable of $3,838,092 for motors already delivered to CODA. We are uncertain as to whether CODA has the financial resources to pay amounts owed to us. CODA has announced that they are seeking additional capital. We are uncertain as to the ability of CODA to pay amounts owed to us if they are unsuccessful in raising this capital or even if they secure funds when they will pay us.

Under the terms of the Supply Agreement a substantial portion of this inventory to support our production to CODA is subject to reimbursement from CODA if they do not use the inventory purchased on their behalf. In addition, if CODA, or their manufacturing partner, do not purchase at least 15,000 units under the CODA Supply Agreement, CODA may be required to make specific payments to us. For example, if CODA is unsuccessful in the development of their electric automobile, CODA would not be obligated to purchase electric propulsion systems from us, but CODA would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our inventory and capital costs incurred to supply electric propulsion systems to CODA, the payments are substantially less than the amount we would receive for sales of systems under the Supply Agreement. In addition, as disclosed above, CODA may not have adequate funds to make any such payments to us or may otherwise contest their obligation to pay, and as a result it is possible that we may never receive any such funds. CODA may also terminate the Supply Agreement for any number of reasons. If CODA does not honor its obligations to us under the terms of the Supply Agreement, it could have a material adverse effect on our financial position, liquidity and results of operations.

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
Date: October 25, 2012
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)