Form 10-Q
period 2012-12-31
UQM TECHNOLOGIES INC
filed 2013-01-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at January 29, 2013 was 37,022,952.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5,904,985	11,637,940
Short-term investments	-	482,909
Accounts receivable, net	1,430,316	4,929,117
Costs and estimated earnings in excess of billings on
uncompleted contracts	239,719	78,376
Inventories	11,409,825	10,564,148
Facility held for sale	1,621,257	1,621,257
Prepaid expenses and other current assets	432,922	556,592
Total current assets	21,039,024	29,870,339

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,484,493
Machinery and equipment	8,100,125	7,868,481
	14,299,756	14,036,304
Less accumulated depreciation	(5,635,675)	(4,677,827)
Net property and equipment	8,664,081	9,358,477

Patent costs, net of accumulated amortization of $839,446 and $816,259	221,353	222,836
Trademark costs, net of accumulated amortization of $63,108 and $59,743	110,479	113,844
Other assets	70,588	90,105
Total assets	$30,105,525	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited), Continued

	December 31, 2012	March 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$850,658	2,356,513
Other current liabilities	1,657,009	2,329,101
Short-term deferred compensation under executive employment
agreements	-	152,007
Billings in excess of costs and estimated earnings on
uncompleted contracts	85,785	7,201
Total current liabilities	2,593,452	4,844,822

Long-term deferred compensation under executive employment agreements	614,921	563,100

Total liabilities	3,208,373	5,407,922

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,663,883 and 36,356,177 shares
issued and outstanding	366,639	363,562
Additional paid-in capital	115,423,517	114,371,106
Accumulated deficit	(88,893,004)	(80,486,989)
Total stockholders’ equity	26,897,152	34,247,679

Total liabilities and stockholders’ equity	$30,105,525	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue:
Contract services	$235,794	210,047	951,807	421,896
Product sales	1,692,276	2,509,276	4,568,795	5,946,710
	1,928,070	2,719,323	5,520,602	6,368,606
Operating costs and expenses:
Costs of contract services	121,624	127,229	518,159	258,922
Costs of product sales	1,529,852	2,013,565	3,331,469	3,922,719
Research and development	23,190	5,861	55,647	10,671
Production engineering	991,653	1,210,506	3,646,975	4,407,492
Reimbursement of costs under DOE grant	(1,446,356)	(937,273)	(3,176,556)	(3,169,943)
Selling, general and administrative	1,434,241	1,149,659	5,729,741	4,438,287
Impairment of assets under supply agreement	3,833,860	-	3,833,860	-
Loss (gain) on disposal of long-lived asset	407	-	407	(3,138)
	6,488,471	3,569,547	13,939,702	9,865,010

Loss before other income	(4,560,401)	(850,224)	(8,419,100)	(3,496,404)

Other income:
Interest income	5,244	3,386	10,250	19,281
Other	124	422	2,835	979
	5,368	3,808	13,085	20,260

Net loss	$(4,555,033)	(846,416)	(8,406,015)	(3,476,144)

Net loss per common share -
basic and diluted	$(0.12)	(0.03)	(0.23)	(0.10)
Weighted average number of shares
of common stock outstanding -
basic and diluted	36,654,737	36,326,516	36,532,510	36,284,675

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,406,015)	(3,476,144)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	986,029	858,483
Non-cash equity based compensation	1,020,740	767,840
Impairment of assets under supply agreement	3,833,860	-
Loss (gain) on disposal of long-lived assets	407	(3,138)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(523,607)	(884,010)
Inventories	(2,198,745)	(5,778,912)
Prepaid expenses and other current assets	12,793	(784,778)
Accounts payable and other current liabilities	(709,770)	1,340,997
Billings in excess of costs and estimated earnings on
uncompleted contracts	78,584	38,510
Deferred compensation under executive
employment agreements	(100,186)	(665,749)
Net cash used in operating activities	(6,005,910)	(8,586,901)

Cash flows from investing activities:
Purchases of short-term investments	(245,950)	(7,311,047)
Maturities of short-term investments	728,859	12,195,677
Increase in other long-term assets	(437)	(61,828)
Acquisition of property and equipment	(392,850)	(1,890,405)
Property and equipment reimbursements received from DOE under
grant	170,289	1,325,094
Increase in patent and trademark costs	(21,704)	(18,601)
Cash proceeds from the sale of equipment	-	3,825
Net cash provided by investing activities	238,207	4,242,715

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	75,178	22,994
Purchase of treasury stock	(40,430)	(12,376)
Net cash provided by financing activities	34,748	10,618

Decrease in cash and cash equivalents	(5,732,955)	(4,333,568)
Cash and cash equivalents at beginning of period	11,637,940	15,878,752
Cash and cash equivalents at end of period	$5,904,985	11,545,184

Supplemental cash flow information:
Interest paid in cash during the period	$-	-

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

(2)    Allowance for Doubtful Accounts

      The Company periodically evaluates the credit worthiness of it customers and establishes credit limits for each customer. The Company also establishes estimates and records an allowance for doubtful accounts based upon a number of factors including the payment history of its customers, general business conditions, specific business developments that may impact a customer’s creditworthiness, and other relevant factors that may impact the ability of customers to honor their payment obligation to the Company. During the third quarter the Company reserved for amounts due from CODA under the Supply Agreement of  $3,838,092 associated with its judgment that there is substantial uncertainty regarding CODA’s ability to honor their obligations under the Supply Agreement.  At December 31, 2012 and March 31, 2012 we had established an allowance for doubtful accounts of $3,838,092 and $127,697, respectively.

(3)   New Accounting Pronouncements

As of December 31, 2012 there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

(4)  Stock-Based Compensation

Stock Option Plans

As of December 31, 2012, we had 14,354 shares of common stock available for future grant to employees, consultants and key suppliers under our 2012 Equity Incentive Plan (“2012 Plan”). The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of underlying shares that may be granted to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2012, we had 217,900 shares of common stock available for future grant under the Directors’ Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors’ Plan are available for re-issuance at a future date.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to ten percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At December 31, 2012 we had 370,285 shares of common stock available for issuance under the Stock Purchase Plan. During the quarter and nine month period ended December 31, 2012, we issued 58,500 and 85,336 shares of common stock, respectively, under the Stock Purchase Plan. During the quarter and nine month period ended December 31, 2011, we issued zero and 11,497 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarter and nine month period ended December 31, 2012 was $42,705 and $75,178, respectively. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarter and nine month period ended December 31, 2011 was zero and $22,994, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of December 31, 2012 there were 495,454 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 13,932 and  454,886 shares granted under the Stock Plan during the quarter and nine month period ended December 31, 2012, and zero and 213,398 shares granted under the Stock Plan during the quarter and nine month period ended December 31, 2011.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2012 and 2011 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Costs of contract services	$6,062	4,523	16,362	13,309
Costs of product sales	13,492	29,313	35,329	72,174
Research and development	846	231	2,152	369
Production engineering	35,765	45,729	114,360	143,755
Selling, general and administrative	163,898	38,419	852,537	538,233
	$220,063	118,215	1,020,740	767,840

Share-based compensation capitalized in inventories was insignificant in the quarters and nine month periods ended December 31, 2012 and 2011.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2012 and 2011 was insignificant.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

All options/shares granted under the Directors’ Plan are fully vested on the date of grant.

A summary of the status of non-vested shares under the 2012 Plan and its predecessor plan as of December 31, 2012 and 2011 and changes during the quarters and nine month periods ended December 31, 2012 and 2011 are presented below:

	Nine Months Ended December 31, 2012		Nine Months Ended December 31, 2011
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at April 1	668,722	$1.69	475,934	$1.73
Granted	25,000	$0.71	-	$-
Vested	-	$-	-	$-
Forfeited	(2,518)	$1.61	(3,610)	$1.79
Non-vested at June 30	691,204	$1.65	472,324	$1.73
Granted	1,075,000	$0.89	389,588	$1.68
Vested	(543,557)	$1.32	(149,126)	$1.41
Forfeited	(16,985)	$1.89	(931)	$1.61
Non-vested at September 30	1,205,662	$0.88	711,855	$1.77
Granted	-	$-	25,000	$1.12
Vested	(25,740)	$2.38	(64,435)	$2.38
Forfeited	(19,307)	$0.89	(1,985)	$1.61
Non-vested at December 31	1,160,615	$0.84	670,435	$1.69

As of December 31, 2012, there was $751,769 of total unrecognized compensation costs related to stock options granted under the 2012 Plan and its predecessor plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 27 months. The total fair value of stock options that vested during the quarter and nine month period ended December 31, 2012 was $61,260 and $781,117, respectively. The total fair value of stock options that vested during the quarter and nine month period ended December 31, 2011 was $153,658 and  $363,239, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of December 31, 2012 and 2011 and changes during the quarters and nine month periods ended December 31, 2012 and 2011 are presented below:

	Nine Months Ended December 31, 2012		Nine Months Ended December 31, 2011
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	167,680	$2.44	62,199	$2.50
Granted	-	$-	-	$-
Vested	(47,004)	$2.49	-	$-
Forfeited	-	$-	-	$-
Non-vested at June 30	120,676	$2.42	62,199	$2.50
Granted	440,934	$0.87	213,398	$2.34
Vested	(202,755)	$1.17	(107,917)	$2.28
Forfeited	-	$-	-	$-
Non-vested at September 30	358,855	$1.22	167,680	$2.44
Granted	13,932	$0.88	-	$-
Vested	(13,932)	$0.88	-	$-
Forfeited	-	$-	-	$-
Non-vested at December 31	358,855	$1.22	167,680	$2.44

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

As of December 31, 2012, there was $336,700 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2012 is expected to be recognized over a weighted-average period of 27 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and nine month period ended December 31, 2012 was $12,260 and $367,230, respectively. The total fair value of common stock granted under the Stock Bonus Plan that vested during the quarter and nine month period ended December 31, 2011 was zero and $245,745.

Expected volatility is based on historical volatility. The expected life of options granted is based on historical experience.

Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2012 under our 2012 Plan and its predecessor plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	2,782,456	$2.81	4.0 years	$-
Granted	25,000	$1.03
Exercised	-	$-		$-
Forfeited	(2,518)	$2.40
Outstanding at June 30, 2012	2,804,938	$2.80	3.8 years	$-
Granted	1,075,000	$0.89
Exercised	-	$-		$-
Forfeited	(16,985)	$2.73
Outstanding at September 30, 2012	3,862,953	$2.27	5.2 years	$293,500
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(81,892)	$3.43

Outstanding at December 31, 2012	3,781,061	$2.24	5.0 years	$-

Exercisable at December 31, 2012	2,620,446	$2.69	3.2 years	$-

Vested and expected to vest at December 31, 2012	3,723,712	$2.26	4.9 years	$-

Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2011 under our 2002 Equity Incentive Plan is as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$3.00	3.7 years	$959,001
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(6,309)	$3.08
Outstanding at June 30, 2011	2,624,182	$3.00	3.5 years	$39,661
Granted	389,588	$2.40
Exercised	-	$-		$-
Forfeited	(35,931)	$3.54
Outstanding at September 30, 2011	2,977,839	$2.92	4.1 years	$-
Granted	25,000	$2.10
Exercised	-	$-		$-
Forfeited	(1,985)	$2.40

Outstanding at December 31, 2011	3,000,854	$2.91	3.9 years	$-

Exercisable at December 31, 2011	2,330,419	$2.99	2.7 years	$-

Vested and expected to vest at December 31, 2011	2,960,329	$2.92	3.8 years	$-

Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2012 under our Directors’ Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	445,754	$2.59	3.3 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2012	445,754	$2.59	3.1 years	$-
Granted	282,051	$0.79
Exercised	-	$-		$-
Forfeited	(51,949)	$2.18
Outstanding at September 30, 2012	675,856	$1.87	3.5 years	$104,359
Granted	36,741	$0.88
Exercised	-	$-		$-
Forfeited	(23,076)	$3.40

Outstanding at December 31, 2012	689,521	$1.76	3.5 years	$-

Exercisable at December 31, 2012	689,521	$1.76	3.5 years	$-

Vested and expected to vest at December 31, 2012	689,521	$1.76	3.5 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter and nine month period ended December 31, 2011 under our Directors’ Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$2.86	3.1 years	$129,642
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2011	329,786	$2.86	2.9 years	$9,734
Granted	155,122	$2.04
Exercised	-	$-		$-
Forfeited	(25,996)	$2.33
Outstanding at September 30, 2011	458,912	$2.61	3.7 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(13,158)	$3.40

Outstanding at December 31, 2011	445,754	$2.59	3.6 years	$-

Exercisable at December 31, 2011	445,754	$2.59	3.6 years	$-

Vested and expected to vest at December 31, 2011	445,754	$2.59	3.6 years	$-

Cash received by us upon the exercise of stock options was zero for the quarters and nine month periods ended December 31, 2012 and 2011. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(5)  We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities and corporate bonds are held in our name at three major financial institutions that hold custody of the investments. All of our investments are held-to-maturity investments as we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost.

The amortized cost and unrealized gain or loss of our investments at December 31, 2012 and March 31, 2012 were:

	December 31, 2012		March 31, 2012
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
Commercial paper, corporate and foreign bonds	$-	-	482,909	11,626
	-	-	482,909	11,626

Long-term investments:
Certificates of deposit (included in other assets)	62,291	-	61,855	-
	$62,291	-	544,764	11,626

The time to maturity of held-to-maturity securities were:

	December 31, 2012	March 31, 2012

Three to six months	$-	432,985
Six months to one year	-	49,924
Over one year	62,291	61,855
	$62,291	544,764

(6)  At December 31, 2012 and March 31, 2012, the estimated period to complete contracts in process ranged from one to four months and one to ten months, respectively. We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	December 31, 2012	March 31, 2012
Costs incurred on uncompleted contracts	$1,183,469	1,206,786
Estimated earnings	723,527	380,713
	1,906,996	1,587,499
Less billings to date	(1,753,062)	(1,516,324)
	$153,934	71,175

Included in the accompanying balance sheets as follows:

Costs and estimated earnings in excess of billings
on uncompleted contracts	$239,719	78,376
Billings in excess of costs and estimated earnings
on uncompleted contracts	(85,785)	(7,201)
	$153,934	71,175

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(7)  Inventories at December 31, 2012 and March 31, 2012 consist of:

	December 31, 2012	March 31, 2012
Raw materials	$8,599,820	7,189,930
Work-in-process	262,429	710,603
Finished products	2,547,576	2,663,615
	$11,409,825	10,564,148

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the nine month periods ended December 31, 2012 and 2011.

(8)   Facility Held for Sale

The Company has listed its former facility in Frederick, Colorado for sale with a commercial real estate broker.

The facility has been reclassified as a current asset and the Company has discontinued depreciating the asset pending its sale, which is expected to occur within one year.

(9)   Government Grants

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

At December 31, 2012 we had received reimbursements from the DOE under the Grant totaling approximately $19.1 million and had grant funds receivable of approximately $0.9 million.

The application of grant funds to eligible capital asset purchases under the Grant as of December 31, 2012 and March 31, 2012 are as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

	December 31, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,416,864	3,708,432	3,708,432
	$18,219,988	9,109,994	9,109,994

	March 31, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and equipment	7,163,597	3,581,799	3,581,798
	$17,925,356	8,962,678	8,962,678

(10)   Other current liabilities at December 31, 2012 and March 31, 2012 consist of:

	December 31, 2012	March 31, 2012
Accrued payroll and employee benefits	$99,895	206,919
Accrued personal property and real estate taxes	331,333	229,470
Accrued warranty costs	180,334	154,978
Unearned revenue	153,596	1,705,715
Accrued royalties	57,555	31,493
Accrued import duties	813,740	-
Other	20,556	526
	$1,657,009	2,329,101

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(11)  Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter and nine month period ended December 31, 2012 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2012	36,356,177	$363,562	114,371,106	(80,486,989)	34,247,679

Issuance of common stock under
employee stock purchase plan	26,695	267	32,034	-	32,301
Purchase of treasury stock	(14,609)	(146)	(16,508)	-	(16,654)
Issuance of common stock under
stock bonus plan	47,004	470	(470)	-	-
Compensation expense from
employee and director stock
option and common stock grants	-	-	200,841	-	200,841
Net loss	-	-	-	(1,287,434)	(1,287,434)
Balances at June 30, 2012	36,415,267	$364,153	114,587,003	(81,774,423)	33,176,733

Issuance of common stock under
employee stock purchase plan	141	1	171	-	172
Purchase of treasury stock	(26,712)	(267)	(23,509)	-	(23,776)
Issuance of common stock under
stock bonus plan	202,755	2,028	133,464	-	135,492
Compensation expense from
employee and director stock
option and common stock grants	-	-	464,344	-	464,344
Net loss	-	-	-	(2,563,548)	(2,563,548)
Balances at September 30, 2012	36,591,451	$365,915	115,161,473	(84,337,971)	31,189,417

Issuance of common stock under
employee stock purchase plan	58,500	585	42,120	-	42,705
Issuance of common stock under
stock bonus plan	13,932	139	12,121	-	12,260
Compensation expense from
employee and director stock
option and common stock grants	-	-	207,803	-	207,803
Net loss	-	-	-	(4,555,033)	(4,555,033)
Balances at December 31, 2012	36,663,883	$366,639	115,423,517	(88,893,004)	26,897,152

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(12) Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Electric Vehicles International totaled $735,190 and zero for the quarters ended December 31, 2012 and 2011, respectively, which was 38 percent and nil of our consolidated total revenue, respectively. Revenue from Electric Vehicles International totaled $978,230 and zero for the nine month periods ended December 31, 2012 and 2011, respectively, which was 18 percent and nil of our consolidated total revenue, respectively.

Trade accounts receivable and inventories associated with this customer totaled $79,624 and zero at December 31, 2012 and March 31, 2012, respectively.

Revenue from Meggitt (Addison), Inc. totaled $201,002 and $185,270 for the quarters ended December 31, 2012 and 2011, respectively, which was 10 percent and 7 percent of our consolidated total revenue, respectively. Revenue from Meggitt (Addison), Inc. totaled $656,492 and $503,785 for the nine month periods ended December 31, 2012 and 2011, respectively, which was 12 percent and 8 percent of our consolidated total revenue, respectively.

Trade accounts receivable and inventories associated with this customer totaled $436,844 and $315,896 at December 31, 2012 and March 31, 2012, respectively.

Revenue from Audi totaled $728,000 and zero for the nine month periods ended December 31, 2012 and 2011, respectively, which was 13 percent and nil of our consolidated total revenue, respectively. There were no shipments to Audi during the quarters ended December 31, 2012 and 2011, and there were no trade accounts receivable or designated inventories associated with this customer as of December 31, 2012 and March 31, 2012.

Revenue from CODA Automotive totaled zero and $1,454,176 for the quarters ended December 31, 2012 and 2011, respectively, which was nil and 53 percent of our consolidated total revenue, respectively. Revenue from CODA Automotive totaled $113,190 and $2,272,731 for the nine month periods ended December 31, 2012 and 2011, respectively, which was 2 percent and 36 percent of our consolidated total revenue, respectively.

Trade accounts receivable and designated inventories associated with the CODA Automotive production program totaled $8,358,381 and $11,068,462 at December 31, 2012 and March 31, 2012, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $235,564 and $856,150 for the quarter and nine month period ended December 31, 2012,  respectively, which was 12 percent and 16 percent of our consolidated total revenue, respectively. Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $197,220 and $406,069 for the quarter and nine month period ended December 31, 2011, respectively, which was 7 percent and 6 percent of our consolidated total revenue, respectively. Accounts receivable from government-funded contracts represented 66 and 9 percent of total accounts receivable as of December 31, 2012 and March 31, 2012.

(13)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net. As of December 31, 2012 and 2011, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2007 through 2011 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(14) Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At December 31, 2012 and 2011, 358,855 and 167,680 shares of common stock issued but not yet earned, respectively under the stock plan were being held by the Company. For the quarter and nine month period ended December 31, 2012, 34,793 and 26,519 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. There were no shares that were potentially includable in the calculation of diluted loss per share under the treasury stock method during the quarter and nine month period ended December 31, 2011. At December 31, 2012 and 2011, options to purchase 4,496,168 and 3,476,269 shares of common stock, respectively, were outstanding. For the quarter and nine month period ended December 31, 2012, options for 3,091,144 and  3,066,144 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. For the quarter and nine month period ended December 31, 2011, options for 3,446,608,  and 3,264,845 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options determined under the treasury stock method to acquire 198,847 and 144,379 shares of common stock for the quarter and nine month period ended December 31, 2012, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive. In-the-money options determined under the treasury stock method to acquire 7,111 and 6,914 shares of common stock for the quarter and nine month period ended December 31, 2011, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive

(15) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of investments is the amortized cost of the investments which approximates fair value. See Note 4.

(16) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$614,921	-	-	614,921

Note (1) Included in long term liabilities on our consolidated balance sheet as of December 31, 2012.

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Balance at beginning of period	$602,081	632,191	715,107	1,316,372
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses (realized and unrealized):
Included in earnings	12,840	18,432	51,821	73,451
Included in other comprehensive income	-	-	-	-
Settlements	-	-	(152,007)	(739,200)
Balance at the end of period	$614,921	650,623	614,921	650,623

Loss for the period included in earnings
attributable to the Level 3 liability still
held at the end of the period	$12,840	18,432	51,821	73,451

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(unaudited)

(17) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers. Two of these agreements expired on August 22, 2012 and are in the process of being renewed, however, certain provisions of the expired agreements remain in effect. The other three agreements expire on November 30, 2014, May 31, 2015 and August 31, 2015. The aggregate future base salary payable to these five executive officers over their remaining terms and the expected renewal term for the two officers whose agreements have expired is $3,258,333 In addition, we have recorded a liability of $614,921 and $715,107 at December 31, 2012 and March 31, 2012, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

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

We generate revenue from two principal activities: 1) the sale of motors, generators and electronic controls; and 2) research, development and application engineering services that are paid for by our customers. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Our product sales consist of both prototype low volume sales, which are generally sold to a broad range of customers, and annually recurring higher volume production.

During the third quarter this fiscal year we announced the completion of a memorandum of understanding with a major Chinese company for the development and marketing of UQM electric propulsion systems for New Energy Vehicles in China. This agreement expands the global reach of UQM to China, and represents the initial step in our strategy to penetrate the Chinese market with our electric propulsion products.  Under the agreement, we plan to work collaboratively with our China-based partner to introduce UQM products into the Chinese market for use in New Energy Vehicles.  Our Chinese partner, with over $5 billion USD in annual revenue, has a substantial footprint throughout China and we believe is well-positioned to introduce our products into the country’s developing New Energy Vehicle market.  This agreement is an important step in our strategic plan to enter the Chinese market with our highly efficient electric propulsion systems and related products.

Also during the third quarter we announced that our PowerPhase Pro® 100 electric propulsion system is powering the new all-electric Mylne Bolt 18 yacht tender, which debuted in September at the 2012 Monaco Yacht Show. Mylne has been making distinctive yachts since 1896, and the Bolt 18 is the company’s first all-electric vessel designed as a yacht tender.  The Bolt 18 can hold a crew of six and tow water-skiers and wake boarders. Additionally, Mylne is developing all-electric yachts which will also use UQM PowerPhase systems, further expanding UQM product offerings in the marine market.

In 2009, we entered into a ten year supply agreement with CODA Automotive (“CODA”) to supply UQM PowerPhase Pro 100 electric propulsion systems to CODA for their all-electric passenger automobile.  CODA introduced its passenger vehicle in the State of California in March 2012.  We began deliveries of production qualified PowerPhase Pro 100 systems under our supply agreement with CODA in October 2011.  CODA’s production and delivery of vehicles to its dealers since introduction of the vehicle has been at a significantly reduced rate versus initial CODA forecasts.  Due to the slower launch rate, we suspended production for CODA and have not shipped any production propulsion systems to CODA during this fiscal year. CODA announced earlier this year that they are seeking additional capital to fund their ongoing operations, however, CODA has experienced difficulty and delays in raising substantial amounts of new capital and as a result is significantly delinquent in the payment of amounts due to us under the Supply Agreement. In December 2012 CODA reduced its workforce by fifteen percent and in early January 2013, CODA furloughed additional employees.  In light of these developments, we have determined that there is substantial uncertainty regarding CODA’s ability to honor their obligations to us under the Supply Agreement.  Accordingly, we have recorded a charge to earnings during the third quarter of approximately $3.8 million representing reserves for

accounts receivable, customs duties and excess magnet costs owed to us under the Supply Agreement.   In the event CODA is unable to secure funding, we may record additional charges in future periods associated with settling outstanding purchase obligations to some of our suppliers.  Although the settlement of these obligations is subject to future negotiation, we believe the aggregate amount of any potential charges will be within the range of $1 million to $2 million.

The PowerPhase Pro system associated with the CODA production program is right sized for many passenger cars, medium-duty trucks and marine applications and we have already begun to sell units out of the CODA-designated inventories to other customers and utilize certain components in our other products.  Going forward we will continue to work aggressively to develop additional customers for this product.   We expect these additional sales will allow us to monetize the CODA-designated inventories and improve our cash position.

Finally, we are implementing a number of internal actions to improve our operating efficiency, reduce losses and conserve cash to ensure that we can continue to aggressively pursue new customers, grow with our current customers and develop new products and segments for the future. These actions include a staff reduction of approximately 20 percent and other cost reduction initiatives throughout the Company.  We expect these actions to substantially reduce our cost base in future periods.

We also supply electric propulsion systems to Proterra, Inc. (“Proterra”), a developer and manufacturer of all-electric composite transit buses. Proterra recently announced that its battery-electric EcoRide™ BE35 transit bus, powered by a UQM PowerPhase HD® electric drive system, successfully completed the rigorous Federal Transit Administration (FTA) New Model Bus Testing Program often referred to as “Altoona testing”.  Many transit system operators in the U.S. limit their bus purchases to vehicles that have successfully completed this rigorous testing regimen.  We believe that Proterra’s achievement of this milestone, together with the recent expansion of their production facilities and a new capital infusion of $23 million, will allow them to accelerate commercialization of their battery-electric BE35 bus.

In the medium-duty truck market, we supply propulsion systems to Electric Vehicles International (“EVI”) and Boulder EV (“BEV”), developers and manufacturers of all-electric medium-duty delivery trucks and vans.   EVI has announced orders from UPS for 100 all-electric delivery vans and from Frito Lay for delivery trucks.  During the quarter and nine months ended December 31, 2012 revenue from EVI totaled $735,190 and $978,230, respectively, representing 38 percent and 18 percent of total revenue for the quarter and nine month period, respectively. BEV has announced orders from Federal Express for delivery vans, all of which are powered by our electric propulsion systems.  Deliveries for this program are ongoing.

We also supply DC-to-DC converters to Eaton Corporation as part of their hybrid electric propulsion system which powers medium-duty hybrid trucks manufactured by International Truck and Engine Corporation, PACCAR and Freightliner Trucks. Deliveries for this program are ongoing.

We have a $45.1 million Grant from the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act (“ARRA”) to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for CODA Automotive, Proterra, EVI, BEV and other customers are eligible for reimbursement under the DOE program. The term of the Grant is through January 12, 2015.   Funding for qualifying project costs is currently limited to $32 million.  We are currently obligated to demonstrate firm commitments for our cost share beyond this amount by July 12, 2013, unless extended. We recorded reimbursements under the DOE Grant through December 31, 2012 for capital assets acquired of $9.1 million, which were recorded as a reduction in the cost basis of the assets acquired. Total reimbursements of product qualification and testing costs from the inception of the Grant through December 31, 2012 were $10.9 million.

We have listed our former facility in Frederick, Colorado for sale with a commercial broker.  As a result, the carrying value of the facility has been classified as a current asset and listed under the caption facility held for sale.

We expect demand for our electric propulsion system and generator products to remain strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the commitment of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.  This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging Consumer Average Fuel Economy Standards (“CAFE") and carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.  The California Air Resources Board has recently passed rules to require 15.4 percent of all new vehicles sold in California to be EV’s, PHEV’s or hydrogen fuel cell powered vehicles by 2025, in addition there are ten additional states considering adopting this new rule.

Net loss for the quarter ended December 31, 2012 increased to $4,555,033, or $0.12 per common share, on consolidated total revenue of $1,928,070, including the charge of $3,833,860 or $0.10 per common share related to CODA, versus a net loss of $846,416, or $0.03 per common share, on consolidated total revenue of $2,719,323 for the third quarter last fiscal year. The increase in net loss is primarily attributable to the reserve of  amounts due from CODA, decreased revenue and gross margins partially offset by a decrease in production engineering costs and an increase in reimbursements of product qualification and testing costs recorded under the DOE Grant arising from changes in estimated reimbursable overhead costs.

Our liquidity throughout the third quarter was sufficient to meet our operating requirements. At December 31, 2012 we had cash and cash equivalents totaling $5,904,985. Net cash used in operating activities and net capital expenditures for property and equipment for the quarter ended December 31, 2012 were $1,103,644 and $54,117, respectively versus $3,679,100 and $314,809, respectively for the comparable quarter last fiscal year.

As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience growth in our revenue coincident with the introduction of electric products for our customers. We believe we have sufficient cash resources to fund our expected rate of future growth, however, if our future growth occurs at a rate higher than our expectations, our existing cash and short-term investments may not be adequate to fund our operations and we may need to raise additional capital. Otherwise, we believe our cash balances are sufficient to fund our operations for at least the next eighteen months.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2012 were $5,904,985 and working capital (the excess of current assets over current liabilities) was $18,445,572 compared with $12,120,849 and $25,025,517, respectively, at March 31, 2012. The decrease in cash and short-term investments is primarily attributable to operating losses, and lower levels of accounts payable. The decrease in working capital is primarily attributable to reduced levels of accounts receivable associated with the CODA write-off, partially offset by increased inventory levels and lower levels of accounts payable and accrued liabilities.

Accounts receivable decreased $3,498,801 to $1,430,316 at December 31, 2012 from $4,929,117 at March 31, 2012. The decrease is primarily due to the reserve of amounts due from CODA under the Supply Agreement, partially offset by higher levels of billings under our DOE Grant during the quarter.  Many of our other customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At December 31, 2012, we had an allowance for bad debts of $3,838,092 and at March 31, 2012 we had an allowance for bad debts of $127,697.

Costs and estimated earnings on uncompleted contracts increased $161,343 to $239,719 at December 31, 2012 versus $78,376 at March 31, 2012. The increase is due to less favorable billing terms on certain contracts in process at December 31, 2012 versus March 31, 2012. Estimated earnings on contracts in process increased to $723,527 on contracts in process of $1,906,996 at December 31, 2012 compared to estimated earnings on contracts in process of $380,713 on contracts in process of $1,587,499 at March 31, 2012. The increase in estimated earnings is attributable to higher expected margins on certain contracts in process at December 31, 2012.

Inventories increased $845,677 to $11,409,825 at December 31, 2012 from $10,564,148 at March 31, 2012 principally due to higher levels of raw material inventories, partially offset by a decrease finished goods and in work-in-process inventories. Raw material inventories increased $1,409,890 primarily reflecting inventory purchases to support the CODA, EVI, BEV and Proterra production programs. Finished goods and work-in-process inventories decreased

$116,039 and $448,174, respectively, reflecting decreased levels of low volume propulsion system builds in process at December 31, 2012.

Prepaid expenses and other current assets decreased to $432,922 at December 31, 2012 from $556,592 at March 31, 2012 primarily due to lower levels of prepayments on raw material purchases partially offset by prepayments on commercial insurance policies.

We invested $81,270 and $392,850 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter and nine months ended December 31, 2012 compared to $561,160 and $1,890,405 during the comparable quarter and nine months last fiscal year. The decrease in capital expenditures is primarily attributable to reduced renovation costs on our facility and decreased acquisitions of equipment during the quarter and nine months ended December 31, 2012 versus the comparable quarter and nine months last fiscal year. Cash reimbursements for capital assets under the DOE Grant for the quarter and nine month period ended December 31, 2012 were $27,153 and $170,289, respectively. Cash reimbursements for capital assets under the DOE Grant for the quarter and nine month period ended December 31, 2011 were $246,351 and $1,325,094, respectively.

Patent costs decreased to $221,353 at December 31, 2012 versus $222,836 at March 31, 2012 primarily due to the systematic amortization of patent issuance costs which were partially offset by patent application costs. Similarly, trademark costs decreased to $110,479 at December 31, 2012 versus $113,844 at March 31, 2012 primarily due to the systematic amortization of trademark costs.

Accounts payable decreased $1,505,855 to $850,658 at December 31, 2012 from $2,356,513 at March 31, 2012, primarily due to decreased raw material purchases for CODA.

Other current liabilities decreased to $1,657,009 at December 31, 2012 from $2,329,101 at March 31, 2012. The decrease is primarily attributable to lower levels of unearned revenue and accrued employee benefits expenses partially offset by higher levels of accrued import duties and property taxes at December 31, 2012.

Short-term deferred compensation under executive employment agreements decreased to zero at December 31, 2012 from $152,007 at March 31, 2012 reflecting a severance payment made during the first quarter.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $78,584 to $85,785 at December 31, 2012 from $7,201 at March 31, 2012 reflecting increased billings on certain engineering contracts in process at December 31, 2012 in advance of the performance of the associated work versus March 31, 2012.

Common stock and additional paid-in capital were $366,639 and $115,423,517, respectively, at December 31, 2012 compared to $363,562 and $114,371,106 at March 31, 2012. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase and Stock Bonus Plans and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended December 31, 2012

Operations for the quarter ended December 31, 2012, resulted in a net loss of $4,555,033, or $0.12 per common share, including the charge of $3,833,860 or $0.10 per common share related to CODA, compared to a net loss of $846,416, or $0.03 per common share for the comparable quarter last fiscal year. The increase in net loss is primarily attributable to the reserve of  amounts due from CODA, decreased revenue and gross margins partially offset by a decrease in production engineering costs and an increase in reimbursements of product qualification and testing costs recorded under the DOE grant arising from changes in estimated reimbursable overhead costs.

Revenue from contract services increased to $235,794 at December 31, 2012 versus $210,047 for the comparable quarter last fiscal year. The increase is primarily due to funded research activities on an onboard vehicle power generation program and our non-rare earth motor development program.

Product sales revenue for the current quarter decreased to $1,692,276 versus $2,509,276 for the comparable quarter last fiscal year. The decrease is primarily due to the suspension of shipments to CODA. Product sales revenue during the quarter from customers other than CODA increased 60.4 percent to $1,692,276 for the current quarter versus the comparable quarter last year after excluding shipments to CODA of $1,454,176.

Gross profit margins for the quarter ended December 31, 2012 decreased to 14.3 percent compared to 21.3 percent for the quarter ended December 31, 2011. Gross profit margin on contract services was 48.4 percent for the third quarter this fiscal year compared to 39.4 percent for the quarter ended December 31, 2011. The improvement is primarily due to improved overhead absorption on contracts in process at December 31, 2012 versus the comparable quarter last fiscal year. Gross profit margin on product sales for the third quarter this year decreased to 9.6 percent compared to 19.8 percent for the second quarter last year primarily due to changes in product mix, inefficiencies in initial production builds of our PowerPhase HD 220 systems and reduced overhead absorption.

Research and development expenditures for the quarter ended December 31, 2012 increased to $23,190 compared to $5,861 for the quarter ended December 31, 2011 reflecting increased levels of cost-sharing on government research programs.

Production engineering costs were $991,653 for the third quarter versus $1,210,506 for the comparable quarter last fiscal year. The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with preparations for the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.

During the third quarter we recorded reimbursements of production engineering costs from the U.S. Department of Energy under our Grant of $1,446,356 versus $937,273 for the comparable quarter last fiscal year. The increase during the quarter is primarily due to the recognition of additional reimbursements under the Grant arising from improvements in estimated billing rate realization for the fiscal year versus estimates at the beginning of the fiscal year.

Selling, general and administrative expense for the quarter ended December 31, 2012 was $1,434,241 compared to $1,149,659 for the same quarter last year.  The increase is primarily attributable to higher levels of business development, marketing and legal expenses versus the comparable quarter last fiscal year.

Impairment of assets under the CODA Supply Agreement was $3,833,860 compared to the prior comparable quarter reflecting the reserve during the current quarter of amounts due from CODA under the Supply Agreement.

Interest income increased to $5,244 for the quarter ended December 31, 2012 versus $3,386 for the same quarter last fiscal year. The increase is attributable to higher yields on invested cash balances.

Nine Months Ended December 31, 2012

Operations for the nine month period ended December 31, 2012, resulted in a net loss of $8,406,015, or $0.23 per common share, including the charge of $3,833,860 or $0.10 per common share related to CODA compared to a net loss of $3,476,144, or $0.10 per common share for the comparable period last year. The increase in net loss is primarily attributable to the reserve of amounts due from CODA under the Supply Agreement, decreased levels of product shipments and higher levels of business development and marketing, legal and recruiting and relocation costs partially offset by lower levels of net production engineering expenses.

Revenue from contract services increased to $951,807 for the nine month period ended December 31, 2012 versus $421,896 for the comparable period last year. The increase is primarily attributable to the application of additional engineering resources on funded development programs.

Product sales for the nine month period ended December 31, 2012 decreased to $4,568,795 compared to $5,946,710 for the comparable period last year. The decrease is primarily attributable to the suspension of shipments to CODA throughout the period, partially offset by additional shipments to Electric Vehicles International. Product sales revenue during the current nine month period from customers other than CODA increased 24.4 percent to $4,568,795 for the current period versus the comparable nine month period last year after excluding shipments to CODA of $2,272,731.

Gross profit margins for the nine month period ended December 31, 2012 decreased to 30.3 percent compared to 34.3 percent for the comparable nine month period last fiscal year. Gross profit margin on contract services increased for the nine month period to 45.6 percent versus 38.6 percent for the comparable nine month period last fiscal year primarily due to improved overhead absorption. Gross profit margin on product sales for the nine month period ended December

31, 2012 decreased to 27.1 percent compared to 34.0 percent for the comparable period last year. The decrease is primarily due to changes in product mix, inefficiencies in initial production builds of our PowerPhase HD 220 systems and decreased overhead absorption.

Research and development expenditures for the nine month period ended December 31, 2012 increased to $55,647 compared to $10,671 for the same period last year reflecting increased levels of cost-sharing on government research programs.

Production engineering costs were $3,646,975 for the nine month period ended December 31, 2012 versus $4,407,492 for the comparable nine month period last year. The decrease is attributable to higher than normal product qualification and testing activities during the prior comparable nine month period associated with preparations for the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.

Reimbursements of costs under the DOE Grant were $3,176,556 for the nine months ended December 31, 2012 versus $3,169,943 for the comparable period last year.  For the current nine month period reimbursements under the grant were 87.1 percent of production engineering expenditures compared to 71.9 percent for the prior comparable period reflecting an increase in estimated reimbursable overhead costs under the Grant.

Selling, general and administrative expense for the nine month period ended December 31, 2012 was $5,729,741 compared to $4,438,287 for the same period last year. The increase is primarily attributable to higher levels of business development, marketing, legal and recruiting and relocation costs versus the comparable period last fiscal year.

Interest income decreased to $10,250 for the nine month period ended December 31, 2012 versus $19,281 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter and nine month period ended December 31, 2012 were adequate to meet operating needs. At December 31, 2012, we had working capital (the excess of current assets over current liabilities) of $18,445,572 compared to $25,025,517 at March 31, 2012.

Net cash used by operating activities for the quarter ended December 31, 2012 was $1,103,644 compared to $3,679,100 for the comparable quarter last fiscal year. The change for the current quarter is primarily associated with decreased levels of inventory purchases versus the comparable quarter last fiscal year. For the nine month period ended December 31, 2012, net cash used in operating activities was $6,005,910 compared to net cash used in operating activities of $8,586,901 for the comparable period last fiscal year. The decrease in cash used for the nine month period is primarily attributable to decreased levels of cash used for inventory purchases, prepaid expenses and deferred compensation under executive employment agreements partially offset by higher operating losses.

Net cash provided by investing activities for the third quarter this fiscal year was $185,477 compared to cash provided by investing activities of $3,113,991 for the comparable quarter last fiscal year. For the nine months ended December 31, 2012, net cash provided by investing activities was $238,207 compared to net cash provided by investing activities of $4,242,715 for the same period last year. The change for both the quarter and nine month period ended December 31, 2012 was primarily due to decreased levels of short-term investment maturities net of purchases partially offset by lower levels of capital expenditures, net of DOE Grant reimbursements.

Net cash provided by financing activities for the third quarter was $42,705 compared to net cash provided by financing activities of zero for the comparable quarter last fiscal year. The increase in cash provided by financing activities for the current quarter was attributable to proceeds from share issuances under our Employee Stock Purchase Plan. Net cash provided by financing activities for the nine month period ended December 31, 2012 was $34,748 compared to net cash provided by financing activities of $10,618 for the comparable period last fiscal year. The increase in cash provided was primarily attributable to higher levels of cash proceeds from share issuances under our Employee Stock Purchase Plan offset by higher levels of treasury stock purchased and retired during the current nine month period.

Our cash and short-term investment balances have decreased significantly over the last several quarters primarily due to the purchase of raw materials for the CODA production launch. We do not expect to expend additional cash resources to fund future production activities for CODA, if any. At December 31, 2012 we have inventory of raw materials used to build PowerPhase Pro propulsion systems totaling $6,155,537.  In addition we have finished goods inventory of this product totaling $2,202,844.  Future shipments to CODA, if any and shipments to other customers of the PowerPhase

Pro® 100 system will initially generate increases in our cash balances until such time as new raw material purchases are required.  We believe the PowerPhase Pro system is right sized for many passenger, medium-duty truck and marine applications and we have already begun to sell units out of the Coda-designated inventories to other customers and to utilize certain components from raw material inventory in our other products. We are working aggressively to identify additional customers for our PowerPhase Pro automotive qualified electric propulsion system to monetize these inventories at the earliest practicable date. If we are unable to sell this inventory over a reasonable period of time, part or all, of this inventory could become unsaleable due to obsolescence or other factors. If such an event occurs, it would have a material adverse impact on our results from operations, financial condition and liquidity.

We expect to fund our operations over the next year from existing cash and short-term investment balances, from proceeds received from the sale of our former facility, when the sale is completed and from available bank financing, if any. We may need to invest greater financial resources on the commercialization of our products, including increased expenditures for equipment and tooling. These capital requirements may be substantially reduced by reimbursements from the Company’s Grant from the DOE which reimburses 50 percent of qualified capital costs. Over the short-term, we do not expect any significant additional working capital requirements for the CODA program if we resume shipments to CODA, even if CODA ramps to higher volumes.

We expect to fund our operations over the next year from existing cash and short-term investment balances, from proceeds received from the sale of our former facility, when the sale is completed, sales of PowerPhase Pro inventories and from available bank financing, if any. We may need to invest greater financial resources on the commercialization of our products, including increased expenditures for equipment and tooling. These capital requirements may be substantially reduced by reimbursements from the Company’s Grant from the DOE which reimburses 50 percent of qualified capital costs.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially our working capital requirements may also increase substantially. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of December 31, 2012 we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before July 12, 2013, unless extended. We do not currently have sufficient funds to meet this potential future funding requirement. If we do not extend or modify this requirement or secure such funds, we must submit by such date, a funding plan to obtain the remainder of such funds which is acceptable to the DOE or the Grant may be terminated.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2012:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations (1)	$13,238,606	13,238,606	-	-	-
Executive employment agreements (2)	614,921	-	524,000	-	90,921
Total	$13,853,527	13,238,606	524,000	-	90,921

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

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2012 we established an allowance for bad debts of $127,697, principally due to the bankruptcy filing of Saab, and during the third quarter of the current fiscal year we reserved amounts due from CODA under the Supply Agreement of $3,838,092 and expensed all amounts expected to be recovered from Saab.  As a result, we had an allowance for doubtful accounts of $3,838,092 at December 31, 2012. In light of current economic conditions we may need to maintain an allowance for bad debts in the future. It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method.  Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project.  Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably possible that total costs to be incurred on any of the projects in process at December 31, 2012 could be materially different from management’s estimates, and any modification of management’s estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

As of December 31, 2012 there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

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

As of December 31, 2012, we performed an evaluation under the supervision and with the participation of our management, including CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

PART II-OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2012	2011	2010

Net loss	$4,928,520	$1,992,358	$4,140,872

As of December 31, 2012 and March 31, 2012 we had accumulated deficits of $88,893,004 and $80,486,989, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we may continue to incur net losses.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended December 31, 2012 was $4,555,033 versus a net loss for the comparable quarter last fiscal year of $846,416. Our net loss for the fiscal year ended March 31, 2012 was $4,928,520 versus a net loss for the fiscal years ended March 31, 2011 and 2010 of $1,992,358 and $4,140,872, respectively. At December 31, 2012, our cash and short-term investments totaled $5,904,985.  We may continue to incur net losses. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

CODA is currently significantly delinquent in paying us for motors already delivered to them and may not purchase from us all of the 20,000 systems provided for under our Supply Agreement with them.

We have executed a Supply Agreement with CODA that provides a framework for CODA, or their manufacturing partner, to purchase from us 20,000 electric propulsion systems for use in automobiles to be manufactured by CODA during the initial two-year term of the agreement. Under the terms of this agreement, CODA is required to issue blanket purchase orders covering their annual purchase requirements and specifying the timing of delivery for such units, with a portion of the delivery schedule considered to be "firm" and noncancellable. CODA has significantly slowed the launch of their vehicles. Due to the slower launch rate, we suspended production for CODA to properly balance our inventories and we did not ship any propulsion systems to CODA during the quarter and nine month period ended December 31, 2012. We do not anticipate making further shipments until CODA has made satisfactory payments to us for shipped products and we have received prepayment or otherwise sufficient assurance of payment for future shipments. In December, 2012 CODA laid off fifteen percent of their workforce and in early January 2013, furloughed additional employees.  In light of these developments, we have determined that there is substantial uncertainty regarding CODA’s ability to honor their obligations to us under the Supply Agreement.  Accordingly, we have recorded a charge to earnings during the third quarter of approximately $3.8 million representing reserves against accounts receivable, custom duties and excess magnet costs owed to us under the Supply Agreement.   In the event CODA is unable to secure funding, we may record additional charges in future periods associated with settling outstanding purchase obligations to some of our suppliers.  Although the amount of these obligations is subject to future negotiation, we believe the aggregate amount will be within the range of $1 million to $2 million. CODA has announced that they are seeking additional capital. We are uncertain as to the ability of CODA to pay amounts owed to us if they are unsuccessful in raising this capital or even if they secure funds when they will pay us.

Under the terms of the Supply Agreement a substantial portion of this inventory to support our production to CODA is subject to reimbursement from CODA if they do not use the inventory purchased on their behalf. In addition, if CODA, or their manufacturing partner, does not purchase at least 15,000 units under the CODA Supply Agreement, CODA may be required to make specific payments to us. For example, if CODA does not purchase at least 15,000 units, CODA would not be obligated to purchase any specific number of electric propulsion systems from us, but CODA would then be obligated to make the payments specified in the contract to us. While these specific payments would cover much of our inventory and capital costs incurred to supply electric propulsion systems to CODA, the payments are substantially less than the amount we would receive for sales of systems under the Supply Agreement. In addition, as disclosed above, CODA may not have adequate funds to make any such payments to us or may otherwise contest their obligation to pay, and as a result it is possible that we may never receive any such funds. CODA may also terminate the Supply Agreement for any number of reasons. At December 31, 2012 we have on hand $8,358,381 of CODA-designated inventories.  Future shipments to CODA, if any and shipments to other customers of the PowerPhase Pro® 100 system will initially generate increases in our cash balances until such time as new raw material purchases are required.  We are working aggressively to identify additional customers for our PowerPhase Pro automotive qualified electric propulsion system to monetize these inventories at the earliest practicable date.    If we are unable to sell this inventory over a reasonable period of time, part or all, of this inventory could become unsaleable due to obsolescence or other factors. If such an event occurs, it would have a material adverse impact on our results from operations, financial condition and liquidity.

We may experience challenges in launching production of electric propulsion systems on the scale envisioned under the CODA supply agreement.

Although we have installed and qualified production lines and begun production on these lines, we have not ever produced electric propulsion systems on the scale necessary to fulfill our obligations under the CODA Supply Agreement, if CODA is able to make sales at the level contemplated by the CODA Supply Agreement. We also may need to hire additional personnel if production volumes for CODA increase. We may encounter difficulties and challenges in ramping-up our operations. If we are unable to successfully increase our production volumes coincident with CODA’s delivery requirements we could breach our Supply Agreement. If any such difficulties are encountered during production launch it could have a material adverse effect on our financial condition and results of operations.

If we do not satisfy the terms of our U.S. Department of Energy Grant, we may not receive all of the $45.1 million Grant we were awarded and may be required to return amounts already paid to us under the Grant.

We have a $45.1 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $19.1 million under this Grant as of December 31, 2012. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Grant. If we are unable to match the total amount of the $45.1 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The reimbursement of qualified costs under the award is currently limited to $32.0 million. On or before July 12, 2013, we are required to provide to the DOE an updated total estimated cost of the project along with firm commitments to fund our 50 percent share of the total estimated cost of the project above the $32.0 million of matching funds we have previously received credit for. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the Grant may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the requirement in the Grant, we cannot assure that this requirement will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue and potentially intensify if production under the CODA Supply Agreement increases. CODA may become the source of a substantial portion of our revenue in at least the near-term if production under the CODA supply agreement increases. The magnitude of this revenue, if any, is dependent on CODA's ability to sell its passenger vehicle in commercial volumes.

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

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We are continuing to invest in the development of new products and product enhancements in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the automobile and light truck markets. Our sales of electric propulsion systems and generators in the automobile and light truck markets to date have consisted of limited quantities of production and field test units. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

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
Date: January 30, 2013
/s/ DONALD A. FRENCH
Donald A. French
Treasurer
(Principal Financial and
Accounting Officer)