Form 10-K
period 2013-03-31
UQM TECHNOLOGIES INC
filed 2013-05-23
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Registrant’s telephone number, including area code: (303) 682-4900
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[X] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Do not check if a smaller reporting company)	Yes [ ] No [X]

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of September 30, 2012, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $41,618,125. As of May 20, 2013, there were 37,028,364 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 7, 2013.	Part III

i

This page intentionally left blank

PART I

ITEM 1.BUSINESS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

Overview

UQM Technologies, Inc., (“UQM” or the “Company”) is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, commercial truck, bus, marine and military markets. Our primary focus is incorporating our advanced technology into products for clean vehicles including propulsion systems for electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles that are expected to experience rapid growth over the next ten years. We were incorporated in 1967 as a Colorado corporation. Our headquarters and manufacturing facility is located in Longmont, Colorado.

The global automotive market is experiencing substantial change driven by a number of factors including changing consumer preferences, global macro-economic and geo-political developments, the high price of gasoline, increasing competition and additional governmental regulation and incentives. As a result of these factors, particularly carbon dioxide standards in Europe and the Corporate Average Fuel Economy (“CAFE”) standards in the United States, automakers are developing and introducing, or planning to introduce, additional vehicle models with increasing levels of electrification, including serial and parallel hybrid-electric vehicles (“HEV”), plug-in hybrid electric vehicles (“PHEV”) and all-electric vehicles (“EV”) and fuel cell all-electric vehicles (“FCEV”). These vehicles offer improved energy equivalent gas mileage, lower operating and repair costs and reduced or no tailpipe emissions. The California Air Resources Board has also passed rules to require 15.4% of all new vehicles sold in California to be EVs, PHEVs or hydrogen fuel cell powered vehicles by 2025. Currently, there are ten additional states that have or are expected to adopt the zero emission vehicle (“ZEV”) portion of these rules and are considering adopting the remainder of this new rule. Further, governments around the globe have launched initiatives to subsidize the cost of developing clean vehicles and the components used by them including motors and generators, batteries, and power management systems. Government incentives have also been adopted to encourage the purchase of HEVs, PHEVs, EVs and FCEVs by consumers in many developed nations around the world, including a $7,500 federal tax credit in the United States and additional tax credits in various states for purchases of qualifying vehicles. Additionally, Europe and China have cash incentives and other incentives such as high occupancy vehicles (“HOV”) lane access, preferred parking, licensing, etc. The International Energy Agency has forecast that nearly 20 million EVs and PHEVs will be on the road worldwide by 2020 based on announced electric vehicle country goals.

We make propulsion system products, generators and related auxiliary components for EVs HEVs, PHEVs and FCEVs. We market our products in many segments of the transportation sector including passenger vehicles and light trucks, commercial trucks and buses, off-road vehicles including agricultural and construction equipment, boats and military vehicles. We believe our proprietary permanent magnet propulsion motor and motor control technology delivers exceptional performance at a highly competitive cost. Our principal products include propulsion motors and generators with power ratings from 25 kilowatts to 220 kilowatts, auxiliary motors and electronic controls and DC-to-DC converters. The principal attributes that we believe differentiate our proprietary products are compact size, high torque delivery, high power density (the ratio of power output to weight) and high energy efficiency.

We believe we are well-positioned to participate in the expanding worldwide market for clean vehicles. In addition to our portfolio of high performance products, we have taken a number of steps over the last several years to position the Company to meet the needs of our automotive customers, including: 1) adding senior executives from leading automobile and Tier 1 suppliers to the automobile industry; 2) adding additional technical and manufacturing resources and capability; 3) designing, installing and qualifying volume production lines for our motors and generators and their related electronic controllers; 4) establishing a global sourcing capability; 5) enhancing our logistics, production and administrative processes to support higher volumes of manufacturing operations; 6) relocating our headquarters and manufacturing operations into a 129,304 square foot, world-class facility with 15 adjacent acres for future expansion; 7) launching the next generation of our products which are expected to have improved performance and efficiency, a smaller package size and a lower production cost, and 8) pursuing the more rigorous TS 16949 quality certification.

Our electric propulsion systems are powering a large fleet of all-electric Audi A1 e-tron development vehicles, dozens of which are being tested on the streets of Munich, Germany.  Audi has logged over 50,000 kilometers in its first phase of testing with the A1 e-tron extended-range electric vehicles and has expanded testing of the vehicle in the NPE (National Platform of Electrification) in Germany in 2013. In addition to these programs, we are supplying our electric propulsion systems and generators to other international automakers and entrepreneurial automobile developers as part of their HEV, PHEV, EV and FCEV vehicle development programs.

We also supply electric propulsion systems to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses and Boulder EV, a developer and manufacturer of all-electric delivery trucks and work utility vehicles under multi-year supply agreements.  We also supply electric propulsion systems to Electric Vehicles International (“EVI”) a developer and manufacturer of all-electric medium-duty delivery trucks and Hino, a subsidiary of Toyota Motor Corporation, for their all-electric city bus featuring its Poncho low floor bus platform. Proterra has completed durability testing of its vehicles at Altoona which simulate 500,000 miles and 12 years of operation. Completion of Altoona testing is required by many municipalities who purchase buses. Boulder EV is supplying delivery vans to FedEx and other customers. EVI is currently completing a build of 100 all-electric delivery vans for UPS and delivery trucks for Frito Lay powered by UQM® electric propulsion systems. EVI is also participating in an initiative to deploy 500 fully electric return-to-base delivery trucks under an executive order issued by California Governor Brown directed towards achieving widespread deployment of electric vehicles throughout California.  Hino expects to put more buses in service this year as new routes are established in cooperation with Japan’s Ministry of Land, Infrastructure, Transport and Tourism.

We have signed a Memorandum of Understanding with a major Chinese company for the development and marketing of UQM® electric propulsion systems for new energy vehicles (“NEVs”) in China. This agreement expands the global reach of UQM, and represents the initial step in our strategy to penetrate the Chinese market with our leading electric propulsion products.  Under the agreement, UQM and its China-based partner will work collaboratively to introduce UQM products into the Chinese market for use in NEVs. The China State Council published its New Energy Vehicles plan in July, 2012, setting a goal of 500,000 energy-efficient and clean vehicles on the road in China by 2015, and five million vehicles by 2020.  We are also in discussions with several other potential Chinese partners to supply our products for both all-electric and hybrid-electric vehicles.

We have recently begun to deploy an array of our PowerPhase® systems to the marine market in collaboration with ReGen Nautics, a Florida based developer of electric and hybrid marine solutions to boat manufacturers.  ReGen Nautics use of our propulsion technology has allowed our systems to reach a wide marine audience, with international involvement.  ReGen Nautics has three outboard motors, the E100, E180 and E300 along with several combinations of full electric and hybrid inboard combinations utilizing both the PowerPhase Pro and the PowerPhase HD propulsion systems.

In 2010, we entered into a ten year Supply Agreement with CODA Automotive (“CODA”) to supply UQM PowerPhase Pro® 100 kW electric propulsion systems for CODA’s all-electric four-door sedan. Shortly after our production launch in 2011, CODA experienced delays in the commercial launch of their vehicle and subsequently ceased production operations due to funding constraints.  As a result of substantial uncertainty regarding CODA’s ability to honor their obligations to us under the Supply Agreement, during the third quarter of fiscal year 2013, we recorded an allowance for doubtful accounts for all trade accounts receivable from CODA and booked a charge to earnings of $3.8 million.    On May 1, 2013, CODA filed for reorganization under the U.S. Bankruptcy Code. We will file claims against the CODA Bankruptcy Estate, however we expect to ultimately recover only a small percentage of the amount claimed.  During the fourth quarter of fiscal year 2013, we recorded an additional charge of $1.1 million representing our estimated cost of settling outstanding purchase obligations arising from the CODA program.  The settlement of any such obligations is subject to future negotiation and the timing and amount of any such payments to such suppliers is not currently determinable, although we expect to settle these potential obligations within a one year period. As of March 31, 2013, we believe we have recorded all impairments and liabilities that have or could arise as a result of the CODA Bankruptcy.

We have been awarded a $45.1 million grant (the “Grant”) from the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act (“ARRA”). The period of the Grant is through January 12, 2015. The objective of the Grant is to accelerate the commercialization of products and the installation of manufacturing infrastructure necessary for the deployment of electric vehicles, batteries and components in the United States. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production qualify for 50 percent reimbursement under the DOE program. Our ability to utilize funding from this Grant has allowed us to accelerate the production qualification of our product portfolio and install volume production lines and other infrastructure, providing us with an advantage over other motor manufactures and competitors who do not have access to such funds. Through March 31, 2013, we have qualified for reimbursements under the DOE Grant of $21.2 million, of which $19.6 million has been received.

We derive our revenue from two principal sources: 1) the manufacture and sale of products engineered by us; and 2) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers’ products. For the fiscal year ended March 31, 2013, total revenue declined 29 percent to $7,178,709, principally due to reductions in revenue from CODA. Total revenue, after excluding CODA revenue, increased by 20 percent over the comparable prior year revenue. Net loss for the fiscal year increased to $10,688,312, or $0.29 per common share, from $4,928,520, or $0.14 per common share last fiscal year, and includes CODA related impairment charges of $4,883,860, or $0.13 per common share.

Electrification of Vehicles

Potentially large markets are developing as a result of the electrification of a wide-range of vehicle platforms. Increased electrification is being pursued for a variety of application specific reasons, including: 1) changing consumer preferences; 2) global macro-economic and geo-political developments; 3) the high price of gasoline; 4) increasing competition; and 5) additional governmental regulation and incentives. Of these reasons, additional governmental regulations and incentives has emerged as a significant factor in the development and potential rate of growth of the emerging vehicle electrification markets and is being reinforced by rising crude oil prices and higher gasoline and diesel prices. We expect this trend toward higher fuel prices to continue for the foreseeable future, driven by tight supply levels, geopolitical turmoil in key oil producing countries and expected future increases in world demand, driven principally by escalating consumption of fossil fuels by developing countries such as China and India. The U.S. government has adopted new regulations extending fuel economy standards to medium- and heavy-duty trucks for the first time beginning with model year 2014. CAFE standards will increase the average fuel economy of each manufacturer’s passenger car and light truck model offerings to 35.5 miles per gallon by 2016 and 54.5 miles per gallon by 2025. The California Air Resources Board has also passed rules to require 15.4% of all new vehicles sold in California to be EVs, PHEVs or hydrogen fuel cell powered vehicles by 2025. Currently, there are ten additional states that have or are expected to adopt the ZEV portion of these rules and are considering adopting the remainder of this new rule.

Other recent U.S. Government legislation provides incentives for the production and sale of environmentally friendly vehicles, including the Advanced Technology Vehicles Manufacturing Incentive Program and the American Recovery and Reinvestment Act of 2010. A partial listing of some of the more notable provisions of this legislation includes:

•	Federal and state tax credits for the purchase of environmentally friendly vehicles;
•	Low cost loans to manufacturers and component suppliers to purchase infrastructure and develop manufacturing capacity for clean vehicles and components used in these vehicles;
•	Funding for government agencies to acquire environmentally friendly vehicles;
•	Grants for the development of clean vehicles and clean vehicle component technology; and
•	Grants for the development of a “smart” electric grid.

The U.S. Government has a policy goal of one million electric vehicles on the road by 2015 and President Obama has announced a directive to government agencies to ensure that by 2015, all new vehicles they purchase are alternative-fuel vehicles, including hybrid and electric vehicles. The Federal government operates more than 600,000 fleet vehicles.

There are similar programs in other countries around the world. For example, Germany has a goal of one million electric vehicles by 2020 and five million by 2030.  China has announced a goal of 500,000 new energy vehicles by

2015 and five million by 2020 and has supported this objective by allocating $100 billion Yuan (approximately $15 billion USD) over ten years for investment in core technologies related to all-electric and hybrid electric vehicles.

Numerous studies have been conducted over the last several years indicating the potential for electric vehicles to capture significant market share over the next five to ten years. Table 1 summarizes the forecasts of these studies:

Table 1: Electrification Forecast – Unit Sales (thousands)
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

The operating characteristics of electric motors for vehicle propulsion are different from those of more conventional industrial motors. Propulsion motors ideally deliver high levels of torque efficiently at variable rotational speeds and possess the ability to transition from high torque to high speed over a relatively constant power curve allowing, in some cases, the elimination of conventional transmissions. Our proprietary propulsion systems have been specifically developed for these applications and deliver exceptional torque and high rotational speeds in a compact, energy efficient machine.

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

Rare-earth magnet pricing has been volatile over the last three years, peaking in late 2011 before retreating substantially in 2012 and 2013.  There are many factors that contribute to this volatility, and as a result of future pricing uncertainty, UQM is pursuing an advanced motor technology that eliminates rare-earth elements.  The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains the high efficiency and performance benefits associated with the Company’s products.  A patent application has been submitted to protect this innovation.  UQM was also selected and awarded $3 million by the DOE in a competitive solicitation to pursue this technology.  This award was announced in August 2011 and is a multi-year technology development program.

Attributes of our microprocessor-based digital power electronic controllers include high power operation (up to 600 amps and 700 volts), four-quadrant control (forward/reverse and motoring/generating), reduced switching losses relative to conventional technology, adaptive switch timing control and controller area network (“CAN”) capability. As a result, UQM® controllers have high operating efficiencies, high power density (high power output to weight ratio) and generally have smaller external dimensions and weight for a given power output, improving packaging.

The UQM® embedded digital signal processor (“DSP”) software is the intelligence that coordinates the interaction between the motor/generator and controller, as well as interfacing with a vehicle controller. Software control algorithms are an important part of our intellectual property portfolio. One aspect of the software is a patented method of control referred to as Phase Timing Advancement that enables UQM® motors to deliver both high output torque at low operating speeds and high power at increasing operating speeds. We have extended the capability of Phase Advance Control by using Adaptive Control techniques. These proprietary software algorithms alter the switching strategy as a function of DC voltage, operating speed, output power and temperature to optimize system performance under dynamically changing conditions. The result is maximized output and efficiency that decreases fuel consumption in hybrid electric vehicles and increases the range of battery electric vehicles. Our software also optimizes the output per unit of voltage and current, maximizing the utilization of the onboard stored energy and other electrical devices by extracting power from substantially the entire electrical cycle of the motor/generator. The development and application of these proprietary control algorithms have allowed us to continue increasing the power output and efficiency of our systems. In addition, our controllers have user configurable functionality and increased data transmission speeds and response times, improving vehicle capability. Included in this functionality is the ability to switch between torque and speed control dynamically, which is especially useful for parallel hybrids and generator applications of our technology.

Desired propulsion attributes for automotive consist of high torque to launch the vehicle from a standing-stop, with a subsequent transition to high power as the vehicle is accelerated to highway speeds. In the majority of conventional internal combustion engine powered vehicles, the transition from high torque to high power is accomplished through multiple gear changes performed by a mechanical transmission. UQM® systems, incorporating proprietary DSP software technology, are suited as propulsion drives in HEVs, PHEVs and EVs due to their ability to power a vehicle from a standing-stop to highway speeds with reduced or no mechanical gear changes, thereby reducing or eliminating the size, weight, complexity and cost of multi-speed mechanical transmissions.

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

We have two U.S. patent applications pending related to new technology: one that covers rotor technology for a permanent magnet electric machine and another that covers a brushless permanent magnet machine construction using low coercivity (non-rare-earth) magnets. We are also performing research and development to continually improve the functionality of the microprocessor software we use to intelligently control our motor/controller system.

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

In recent years, we have focused our development activities on the product validation of commercial products and production engineering activities to lower the cost of manufacture, as well as enhance the performance and capability of our systems, as opposed to basic research in the field. We believe our future growth is dependent, in part, on the continued advancement of our technology portfolio and our ability to commercialize our technology in additional product applications and markets, driven by customer and market demand. Accordingly, we expect to selectively invest in internally funded development projects to accomplish these objectives.

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

Passenger automobiles and light trucks - In past years, more than 50 million passenger automobiles and light trucks were sold worldwide of which 11 to 17 million units were sold annually in the United States. Over the last several years, a market has developed for automobiles that are powered by hybrid electric powertrains. These vehicles have good performance and provide above average fuel economy compared to conventional automobiles. In addition, several automakers have introduced all-electric passenger vehicles including Nissan, Ford, Mitsubishi, GM Fiat, Honda and Tesla.

We are also supplying UQM® electric propulsion systems to Audi for their test fleet of A-1 e-tron all-electric passenger cars, which are currently under test in locations across Europe.

In addition to established automakers, there are a variety of small entrepreneurial companies that are developing and have introduced or intend to introduce all-electric, hybrid-electric or plug-in hybrid-electric cars. Most visible of these is Tesla, which introduced an all-electric sports car and an all-electric passenger car. Although many of these entrepreneurial companies lack substantial financial resources of established automobile manufacturers and/or significant automobile industry experience, they are pursuing a variety of strategies to introduce these types of automobiles into either niche markets, such as for fleet users or high-end luxury sports car buyers, or the consumer vehicle market generally. Should any of these companies be successful in commercializing their product offerings, it could cause the growth rate of this market to accelerate. These companies are generally using electric or hybrid electric powertrains that they have developed themselves or have been developed by other entrepreneurial companies.

Trucks, Buses and Recreational Vehicles - In 2012, according to ACT research an estimated 425,000 medium and heavy-duty on-road trucks were sold in the United States. The market for these vehicles is characterized by a large number of suppliers, a wide-range of vehicle designs and configurations, diverse power and performance levels and relatively low production volumes for each model. As a result, the typical truck, bus and other medium and heavy-duty vehicle manufacturer have traditionally outsourced many of these components and will likely continue to do so for the components necessary to electrify their vehicles. Accordingly, we expect these manufacturers to purchase products from suppliers who have developed technologically advanced electric motors, generators and power electronic energy management controls that can be applied to their vehicles. Recently, a subsector of this market has begun to develop for medium-duty delivery trucks that operate on a well-defined route where average daily mileage requirements have little variability. In this subsector, truck manufacturers are beginning to offer delivery trucks with custom designed battery capacity, whereby the delivery vehicle has only the battery content onboard that is necessary to achieve its route mileage plus a small increment of additional energy for contingencies. For these trucks, the optimized amount of energy stored in batteries reduces the cost of the batteries onboard an all-electric truck to a point where the vehicle is nearly competitively priced, on a life-cycle cost basis, with a conventional internal combustion powered delivery truck of the same size. We believe this pricing parity will accelerate the growth of this subsector in the near term. We are supplying electric propulsion systems to Electric Vehicles International, who has developed an all-electric medium-duty delivery truck. EVI recently announced an order for 100 delivery trucks for UPS and an order from Frito Lay for delivery trucks powered by UQM® electric propulsion systems. EVI has launched an initiative to deploy 500 fully electric return-to-base delivery trucks over the next two years to help implement California’s Governor Brown’s executive order to achieve widespread deployment of electric vehicles throughout California. We are also supplying electric propulsion systems to Boulder EV under a three-year supply agreement, who has developed an all-electric delivery truck.  Boulder EV has announced a program to provide test fleet vehicles to FedEx. We expect the medium and heavy-duty hybrid electric truck market to grow at an accelerating rate as potential customers for these vehicles gain a greater understanding of their operational, environmental and economic advantages.

We are currently supplying an automotive qualified DC-to-DC converter to Eaton Corporation which is used onboard medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar, and we offer for sale a DC-to-AC inverter to meet the growing onboard and export power requirements of hybrid trucks.

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

We are also supplying propulsion systems for electric buses being developed and produced by Proterra under a three-year supply agreement. The 37-foot Proterra composite body bus is being developed in both an all-electric battery and plug-in hybrid configuration. Proterra recently announced that they increased their production capacity to 400 buses per year at their 200,000 square foot bus manufacturing facility in Greenville, South Carolina. Proterra also recently completed the rigorous Altoona vehicle durability and full-life testing program required to sell buses to many municipal transit operators. We also are providing electric propulsion systems for Hino’s electric city-bus, featuring their ‘Poncho’ low floor bus platform currently in service at the Hamura City and Tokyo Sky Tree tourist locations in Japan. Hino expects to put more buses in service this year as new routes are established in cooperation with Japan’s Ministry of Land, Infrastructure, Transport and Tourism. Hino Bus is a subsidiary of Toyota Motor Corporation.

We are also executing a strategy to enter the bus market in China with a China-based partner.  The market for electric buses in China is expected to grow substantially over the next several years, primarily driven by incentives from the Chinese government.   New reports indicate that China is now the world’s largest producer of vehicles and that its medium- and heavy-duty vehicle market is expected to be a key area of deployment activity for New Energy Vehicles. Commercial vehicles, such as truck and buses, represent a much larger portion of the overall vehicle population in China than they do in the U.S. and the number of buses is expected to grow rapidly. China currently has an aggressive 25 city demonstration program for NEVs, including electric and hybrid medium and heavy-duty vehicles. The Chinese government has recently expressed greater openness to foreign collaboration on NEV technologies to help it meet its deployment goals which presents an opportunity for us to enter this potentially high growth market.  We are also in discussions with several other potential Chinese partners to supply our products for both all-electric and hybrid-electric vehicles.

Off-road vehicles – We have also developed electric power products for the aircraft and aerospace market and the boat and marine market. In the boat market, we have developed generators for onboard power production in hybrid-electric boats as well as electric propulsion systems. The marine market is forecasted to be a growing segment of electrified vehicles.  During the year we saw increased activity and interest within the marine segment.  Regen Nautics has three UQM based outboard motors, the E100, E180 and E300 along with several combinations of full electric and hybrid inboard combinations utilizing both the PowerPhase Pro and PowerPhase HD propulsion systems.  They have prominently displayed our product at several International Boat shows including Dusseldorf, Monaco and Miami, and in a variety of boats including the all-electric Mylne Bolt 18 yacht tender, the Bruce Runabout all-electric motorboat, the Goldfish 23 e-Fusion, Alibi Catamarans, Rhea Marine, Bering Yachts and Grand Banks.

Military vehicles - The U.S. military purchases a wide-range of ground vehicles each year, including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield. The military is particularly interested in the electrification of vehicles because the attributes that these vehicles possess offer exceptional potential for the military to achieve its long-term objectives of developing a highly mobile, lethal fighting force. Fuel economy improvements in military vehicles transfer into substantial savings in support infrastructure and transportation costs associated with transporting fuel to the battlefield, which is typically thousands of miles from the United States. For example, if fuel economy improvements of 25 percent are achieved in the average truck, a corresponding amount of fuel does not have to be transported and therefore a corresponding number of airplanes or tankers are not required in the transportation process. Also, the availability of onboard electrical power on military vehicles opens up new opportunities for the development of sophisticated surveillance, detection and battlefield monitoring equipment and for laser, microwave and electrical pulse weapon systems. It is estimated that the military purchases approximately 8,000 trucks per year and greater numbers during periods of armed conflict. As is the case with large off-road equipment, these vehicles are produced in relatively lower volumes, operate at higher power levels, have substantial technical complexity and therefore substantially higher product content and dollar value per vehicle. We have, over the last several years, been working with a number of military contractors and vehicle makers including DRS Technologies, AM General, BAE Systems, Boeing, General Dynamics and others, on prototype hybrid electric vehicles, high export power generators, electric auxiliaries and DC-to-DC converters. Although this market has not yet emerged, we believe that it may begin to soon, driven by the availability of hybrid electric components in the commercial truck market that operate at similar power levels as those required by many military vehicles.

Marketing Channels and Sales

Based on the global aspect of the electrification market, we believe that opportunities exist on a global basis and we have developed a strategy to address markets in all regions. These regions include North America, Asia Pacific, Europe, and the Middle East. We believe each region has opportunities that lie within the markets that we have identified as areas of strategic growth for our company.

We have several sales channels where the markets differ based on the complexity of the product. These channels consist of:

•

Direct Sales to Original Equipment Manufacturers (“OEM”). In this environment, the account team works directly with designers and manufacturers of particular applications within the Automotive, Industrial and Commercial Truck and Bus marketplace to supply off-the-shelf as well as custom designed solutions to customers.

•

Tier 1 channels, where the account team engages suppliers of OEMs. In this environment, we provide sub-systems to the Tier 1 suppliers from a Tier 2 position. Our technology is integrated and validated as a system and provided to the OEM as part of the Tier 1 solution.

•

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

•	Conferences and Symposiums also provide marketing channels for additional product offerings.

U.S. Department of Energy Stimulus Grant

We have been awarded a $45.1 million Grant from the DOE under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of our Grant Agreement, the DOE will reimburse 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering expenditures related to product qualification and testing of our electric propulsion systems and other products. The period of the Grant is through January 12, 2015.

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

While we have exclusive patent ownership rights for any technology developed with Grant funds, we are required to grant the DOE a non-exclusive, non-transferable, paid-up license to use such technology.

The Grant has numerous benefits to the Company and its shareholders including: 1) substantially reducing our cost of capital; 2) substantially mitigating the financial risk of production qualification of our products and acquiring the facilities and equipment necessary to support volume production of our products; 3) substantially reducing our product qualification and testing costs; and 4) improving product margins on products manufactured on equipment subsidized by the Grant.

Through March 31, 2013, we have qualified for reimbursements under the DOE Grant of $21.2 million, of which $19.6 has been received.  Of the amount received, $9.1 million was for capital assets and $10.5 million was reimbursements of product qualification and testing costs. We had an amount receivable from the DOE at March 31, 2013 of $1.6 million.

The application of Grant funds to eligible capital asset purchases under the Grant as of March 31, 2013 is as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	9,192,266	9,192,266

Manufacturing

It is our primary objective to become a major manufacturer of electric motor, generator and other power electronic products that incorporate our proprietary technology and to supply these products to electric, hybrid electric and fuel cell electric vehicle manufacturers and/or their Tier 1 suppliers. To this end, in December 2009, we acquired a 129,304 square foot facility on 15 acres together with 15 acres of adjacent vacant land in Longmont, Colorado to support our expected growth in manufacturing operations. We have installed and qualified two semi-automated production cells at this facility with a two shift production capacity of up to 40,000 units per year of our automotive 100 kW and 135 kW PowerPhase Pro® electric motor and motor controller. We expect to add additional production capacity in this facility and are currently completing installation of additional capacity to support heavy duty systems (truck and bus) with the ability to handle future product variants that are expected to be released in the future.

Over the last several years, we have established a production engineering group with decades of manufacturing design and production experience, much of which is specific to the electric motor or automotive industries. We have adopted the Advanced Product Quality Planning (“APQP”) automotive procedures for the development and volume production of our products. We are also upgrading our software systems and enhancing our internal processes in anticipation of growth in our production volumes.

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

Our company is currently certified under the ISO 9001:2000 quality standards. We are currently working on qualifying our operations under the more difficult TS 16949 standard for the automotive sector with certification expected in calendar 2014.

Product Development Activities

We are currently developing product variants of the PowerPhase HD® electric propulsion system for the medium-duty commercial truck and bus markets. These product variants will offer specific characteristics requested by customers.

We are also working on the next generation of PowerPhase Pro® products designed to be smaller, lighter weight, more energy efficient and producible at lower cost with equal or better performance than our current PowerPhase Pro® systems. Development targets include a reduction of 50 percent in the size of the motor controller.

We are also pursuing an advanced motor technology that eliminates rare-earth elements. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent application has been submitted to protect this innovation. We were awarded a $3 million by the DOE in a competitive solicitation to pursue this technology. This award was announced in August 2011 and is a three-year technology development program.

Our Opportunity

We have developed a range of products including electric propulsion motors, generators, power electronic controllers and other power electronic products that we believe are ideally suited to the growing markets for electric, hybrid electric and fuel cell electric vehicles.

Our PowerPhase Pro 100 kW and 135kW electric propulsion system and our PowerPhase HD 220 system, have been fully automotive qualified in commercial quantities which we believe will provide substantial economies of scale, permitting us to achieve production costs and pricing that will be difficult for others who have not launched similar high volume production to compete with. We expect that this pricing and product availability advantage will allow us to further expand the roster of automobile makers who select our propulsion systems for their future vehicle programs.

In addition to the passenger automobile market, vehicle makers of all types have been evaluating the potential of applying electric and hybrid electric technology to their vehicle platforms. Of these manufacturers, medium and heavy-duty truck and bus builders and military manufacturers have been the most active, driven by the performance and fuel economy advantages available from this technology.  All-electric have the added benefit of quiet operation and emission free driving. Hybrid electric commercial vehicles have excellent performance, unlimited range and have the capability to generate large amounts of onboard and exportable power. We believe that these industry developments signal the beginning of a potentially large-scale deployment of electric propulsion and related electronic products into markets beyond mass-market passenger automobiles. Should these products receive broad customer acceptance, as we expect they will, additional opportunities will likely develop over time for our company.  In addition to developing markets for these vehicles in North America and Europe, China’s current five-year plan provides substantial incentives to manufacturers of all-electric and hybrid electric trucks and buses which is expected to lead to substantial growth in the number of such vehicles produced and placed into commercial service over the next several years.

In the past, we have supplied our electric propulsion systems and generators to small niche developers of electrically powered vehicles or as part of technology development and assessment programs by the U.S. government, and larger commercial customers. However, over the last few years, we have supplied our propulsion systems to several international automotive manufacturers as part of their electric and hybrid electric vehicle development activities, including publicly announced fleet build or vehicle development programs with Audi and Rolls Royce. Should any of these automakers elect to utilize our products in future model launches, it would have a material impact on our future rate of growth.

We have invested substantial amounts of human resource and capital on establishing higher volume manufacturing infrastructure to meet the potential production requirements of our existing and future customers. As the markets for our customers’ clean vehicles expand, we expect to make additional investments in support of our strategy to aggressively introduce automotive certified products to satisfy our customers’ requirements.

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

We develop advanced electric propulsion systems and components which we hope to market to vehicle Original Equipment Manufacturers and their Tier 1 suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Honda, Ford and General Motors and others. In the commercial vehicle markets, International Truck and Engine Corporation, Freightliner Trucks and Paccar offer hybrid electric medium-duty trucks, and Caterpillar, Inc. produces a belt-less engine/electric tracked bulldozer. As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric and all-electric vehicles as market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. We believe our principal competitors include Toyota, Honda, General Motors, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova, Continental, Magna, Remy, and Bosch.

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

U.S. Patent No. 6,522,130 discloses and claims a method for controlling a brushless electric motor having a rotor, and relates to an accurate method for sensing rotor position and detecting rotational speed over a broad range of speeds. U.S. Patent No. 6,693,422 is a related U.S. patent entitled “Accurate Rotor Position Sensor and Method Using Magnet and Sensors Mounted Adjacent to the Magnet and Motor”. Corresponding applications have been filed and issued in several foreign countries.

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

In addition, in 2012, we submitted a U.S. and an International PCT application for a Brushless PM Motor Construction Enabling Low Coercivity Magnets. These applications are still pending.

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

Financial Information about Geographic Areas

The following summarizes total revenue by geographic area:

	Fiscal Year Ended March 31,
	2013	2012	2011
United States	$5,695,623	7,774,946	6,544,485
Foreign Countries	1,483,086	2,368,510	2,476,817
	$7,178,709	10,143,456	9,021,302

Classification of geographic area is determined based upon the country where the purchase transaction originated.

Backlog

We had unperformed service contracts from customers, which will provide future revenue upon completion totaling approximately $1.0 million at April 30, 2013 versus $1.4 million at April 30, 2012. Our order backlog for products at April 30, 2013 was approximately $2.8 million versus $11.5 million at April 30, 2012. Certain orders are blanket purchase orders which are subject to the issuance of subsequent release orders directing the number and timing of actual deliveries. Substantially all of the backlog amounts at April 30, 2013 and 2012 are subject to amendment, modification or cancellation. We expect to complete all unperformed service contracts over the next twenty-one months and ship motor and controller backlog products over the next twelve months.

Customers and Suppliers

We have historically derived significant revenue from a few key customers. Revenue from Electric Vehicles International totaled $1,494,024, $41,388, and $269,022 for the fiscal years ended March 31 2013, 2012 and 2011, respectively, which was 21 percent, 1 percent and 3 percent of our consolidated total revenue, respectively.

Trade accounts receivable from Electric Vehicle International were 3 percent and nil of consolidated total accounts receivable as of March 31, 2013 and 2012, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $152,987 and zero at March 31, 2013 and 2012, respectively.

Revenue from Meggitt (Addison), Inc. totaled $816,779, $747,924 and $626,966 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 11 percent, 7 percent and 7 percent of our consolidated total revenue, respectively.

Trade accounts receivable from Meggitt (Addison), Inc. were 5 percent and 3 percent of consolidated total accounts receivable as of March 31, 2013 and 2012, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $191,176 and $185,007 at March 31, 2013 and 2012, respectively.

Revenue from Audi totaled $728,000, $455,000 and zero for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 10 percent, 4 percent and nil of our consolidated total revenue, respectively.  Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and $105,246 at March 31, 2013 and 2012, respectively.

Revenue from CODA Automotive totaled $213,745 $4,313,728 and $1,301,224 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 3 percent 43 percent and 14 percent of our consolidated total revenue, respectively.

Trade accounts receivable from CODA were nil and 61 percent of consolidated total accounts receivable as of March 31, 2013 and 2012, respectively. During 2013 we recorded a $3.8 million allowance for uncollectible trade accounts receivable from CODA, reducing the trade accounts receivable to nil. Inventories consisting of raw materials, work-in-progress and finished goods originally designated for CODA but transferred to general inventory at March 31, 2013 totaled $8,291,423.  Inventories for CODA were $8,048,999 at March 31, 2012. Based on our projections, we believe we will fully utilize our general inventory balances for production over our planning horizon.

Principal raw materials and components purchased by us include iron, steel, electronic components, magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

During calendar year 2011 and 2012 we experienced significant price escalation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium. These price increases were driven primarily by changes in government policy in China, where our magnets are made. The price of neodymium and dysprosium have decreased materially from their peak price in the summer of 2011 according to data published by metal-pages.com, but are nevertheless, are still above the base line prices at the beginning of calendar year 2011. We have not experienced any disruption in supply of magnets and magnet prices may continue to be volatile until mining operations outside of China increase or restart.

U.S. Government Contracts

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $1,078,930, $684,489 and $1,112,307 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 15 percent, 7 percent and 12 percent of our consolidated total revenue, respectively. Accounts receivable from government-funded contracts represented 77 and 9 percent of total accounts receivable as of March 31, 2013 and 2012, respectively.

Some of our business with the U.S. Government is performed on a cost plus fixed fee basis. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee. Certain other contracts with the U.S. Government provide for the reimbursement of costs on a 50 percent cost-sharing basis and have not-to-exceed billing rates negotiated between the U.S. Government and us. Other U.S. Government business is performed under firm fixed price contracts. On “cost-share” and “firm fixed price” contracts, we can incur an actual loss in the performance thereof if incurred costs exceed the contract amount. All of our U.S. Government contracts are subject to modification or cancellation at the convenience of the Government.

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

Funding for qualifying project costs incurred is currently limited to $32.0 million until July 12, 2013, at which time we are required to provide the DOE an updated total estimated cost of the project along with evidence of firm commitments for our 50 percent share of the total estimated cost of the project in excess of our currently accepted cost-share match of $32.0 million. If an extension or modification of this requirement has not occurred or all such funds have not been secured, we must submit by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the award may be terminated.

If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

At March 31, 2013, we had received reimbursements from the DOE under the Grant totaling $19.6 million of which $9.1 million was for capital assets and $10.5 million was reimbursements of product qualification and testing costs. We also had an amount receivable from the DOE at March 31, 2013 of $1.6 million.

The application of Grant funds to eligible capital asset purchases under the Grant as of March 31, 2013 is as follows:

	March 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	9,192,266	9,192,266

We also have a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this three year program and the Company is providing $1.0 million of cost-share contribution. The objective of the program is to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.  At March 31, 2013, we had received reimbursements from the DOE of $552,817.

Employee and Labor Relations

As of April 30, 2013, we had 67 total employees, of whom 65 are full-time employees. We have entered into employment agreements with six of our officers.  One of these employment agreements is for Mr. French, our former Treasurer, Secretary and Chief Financial Officer who is retiring at the end of May 2013. Mr. French’s employment agreement expired on August 22, 2012; however, the provisions of the expired agreement will remain in effect until his retirement date. The remaining employment agreements expire on August 31, 2015.  We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our FY2013 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select “Investor Relations” and select the form you would like to access. Our website also includes our Audit Committee Charter, Governance Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.  Information on our website does not constitute part of this Annual Report.

ITEM 1A.RISK FACTORS

We operate in a challenging and changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2013	2012	2011

Net loss	$10,688,312	$4,928,520	$1,992,358

As of March 31, 2013, we had an accumulated deficit of $91,175,301.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2014 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the fiscal year ended March 31, 2013 was $10,688,312 versus a net loss for the fiscal years ended March 31, 2012 and 2011 of $4,928,520 and $1,992,358, respectively. At March 31, 2013, our cash and short-term investments totaled $4,527,899. We expect our losses to continue through at least March 31, 2014 and potentially beyond. Our existing cash resources, funding expected from our ARRA grant, proceeds from the sale of our prior facility, together with cash generated from reductions in our inventories of PowerPhase Pro propulsion systems are expected to be sufficient to complete our business plan for at least the next two years. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

CODA has filed for bankruptcy protection and we may not be able to recover any amounts due to us under our Supply Agreement, including substantial amounts due for accounts receivable, inventory purchases and guaranteed minimum payments.

We executed a ten-year Supply Agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA at March 31, 2013 totaled $3,838,092, all of which had been reserved as uncollectible.  In addition, CODA is obligated under the Supply Agreement for inventory purchases totaling approximately  $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  It is likely that we will recover only an insignificant amount of the balance owed to us under the Supply Agreement, if any.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability of $1,050,000 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA.  The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive the entire $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

We have a $45.1 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $19.6 million under this Grant as of March 31, 2013. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Grant. If we are unable to match the total amount of the $45.1 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The reimbursement of qualified costs under the award is currently limited to $32.0 million. On or before July 12, 2013, we are required to provide to the DOE an updated total estimated cost of the project along with firm commitments to fund our 50 percent share of the total estimated cost of the project above the $32.0 million of matching funds we have previously received credit for. If we have not obtained an extension or modification of this requirement or all such funds have not been secured, we must submit, by such date, a funding plan to obtain the remainder of such funds, which is acceptable to the DOE, or the Grant may be terminated. In addition, the award may be terminated at any time at the convenience of the government. Although we expect to satisfy the requirements in the Grant, we cannot assure that all of the requirements will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We have made substantial investments in manufacturing facilities and equipment, production and application engineering, among other things, to increase our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the automobile and light truck markets. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.

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

Neodymium, a rare-earth mineral, is a key ingredient used in the production of magnets that are a component of our electric propulsion systems. We currently source our magnets from China, and China has indicated its intent to retain more of this mineral for the use of Chinese companies, rather than exporting it. Since the beginning of calendar 2011, we have experienced a significant price escalation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium. The price escalation is primarily due to changes in government policy in China. Although prices have decreased materially since peaking in the summer of 2011, they are nevertheless, still  above the baseline prices at the beginning of calendar year 2011. We have implemented a magnet surcharge for all of our customers to recover these escalated costs. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities, in a timely manner, or at a commercially reasonable cost. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs, thereby reducing or eliminating our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers. Increasing prices to our customers due to escalating magnet costs may reduce demand for our motors and make it difficult or impossible to compete with other motor manufacturers whose motors do not use rare-earth minerals.

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

In developing electric motors for use in vehicles and other applications, we face competition from very large domestic and international companies, including the world's largest automobile manufacturers. Many of our competitors have far greater resources to apply to research and development efforts than we have, and they may independently develop motors that are technologically more advanced than ours. These competitors also have much greater experience in and resources for marketing their products. For these reasons, potential customers may choose to purchase electric motors from our competitors rather than from us. In addition, the U.S. government has awarded substantial financial grants under the stimulus bill to several large companies who compete with us. To the extent that some of these competitors received awards under the stimulus bill in amounts greater than we have, this could adversely impact our ability to compete.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We own our offices and manufacturing facilities and believe these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning our facilities as of March 31, 2013 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Longmont, Colorado	129,304	Own	Manufacturing, laboratories and offices
Frederick, Colorado(1)	28,000	Own	Manufacturing, laboratories and offices
(1) This facility has been listed for sale and is classified on the company’s financial statements as a current asset held for sale

ITEM 3.LEGAL PROCEEDINGS

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT (formerly called NYSE Amex), Chicago, Pacific, Frankfurt, Berlin and Stuttgart Stock Exchanges under the symbol UQM. The high and low trade prices, by fiscal quarter, as reported by the NYSE MKT Stock Exchange for the last two fiscal years are as follows:

2013	High	Low
Fourth Quarter	$ 0.85	$ 0.69
Third Quarter	$ 1.44	$ 0.68
Second Quarter	$ 1.80	$ 0.73
First Quarter	$ 1.59	$ 0.70

2012	High	Low
Fourth Quarter	$ 1.90	$ 1.37
Third Quarter	$ 2.19	$ 1.28
Second Quarter	$ 2.41	$ 1.54
First Quarter	$ 3.15	$ 2.01

On May 20, 2013 the closing price of our common stock, as reported on the NYSE MKT, was $0.83 per share and there were 565 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by the Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 2

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from 2009 through 2013:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among UQM Technologies, Inc., The S&P 500 Index
And The S&P Electrical Components & Equipment Index
260
240
220
200
180
160
140
120
100
80
60
40
20
0
3/08
3/09
3/10
3/11
3/12
3/13
UQM Technologies, Inc.
S&P 500
S&P Electrical Components & Equipment

	3/08	3/09	3/10	3/11	3/12	3/13
UQM Technologies, Inc.	100.00	97.04	249.11	176.33	87.57	43.79
S&P 500	100.00	61.91	92.72	107.23	116.39	132.64
S&P Electrical Components & Equipment	100.00	55.76	99.45	130.54	123.69	146.22

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

2 The stock price performance graph depicted is not “soliciting material,” is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation contained in such filing.

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Years Ended March 31,
	2013	2012	2011	2010	2009

Contract services revenue	$1,268,556	785,068	608,204	1,384,599	2,717,246
Product sales	$5,910,153	9,358,388	8,413,098	7,307,354	6,011,065
Loss before other income
(expense)	$(10,707,432)	(4,953,336)	(2,349,174)	(4,201,091)	(4,479,743)

Net loss	$(10,688,312)	(4,928,520)	(1,992,358)	(4,140,872)	(4,402,019)

Net loss per common share -
basic and diluted	$(0.29)	(0.14)	(0.06)	(0.13)	(0.17)

Total assets	$28,608,715	39,655,601	41,803,920	42,682,573	12,422,832

Long-term obligations (1)	$627,412	715,107	1,316,372	1,155,416	1,490,472

Cash dividend declared per
common share	-	-	-	-	-

(1) Includes current portion of long-term obligations.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed above in Part I, Item 1A. Risk Factors.

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

Our electric propulsion systems are powering a large fleet of all-electric Audi A1 e-tron development vehicles, dozens of which are being tested on the streets of Munich, Germany.  Audi has logged over 50,000 kilometers in its first phase of testing with the A1 e-tron extended-range electric vehicles and has expanded testing of the vehicle in the NPE (National Platform of Electrification) in Germany in 2013. In addition to these programs, we are supplying our electric propulsion systems and generators to several other international automakers and entrepreneurial automobile developers as part of their HEV, PHEV, EV and FCEV vehicle development programs.

We supply electric propulsion systems to Proterra, a developer and manufacturer of all-electric composite transit buses and Boulder EV a developer and manufacturer of all-electric delivery trucks and work utility trucks under multi-year supply agreements.  We also supply electric propulsion systems to Electric Vehicles International (“EVI”), a developer and manufacturer of all-electric medium-duty delivery trucks. EVI is currently fulfilling an order from UPS for 100 all-electric delivery vans powered by our electric propulsion systems.  As a result, EVI accounted for $1,494,024 or 21 percent of our consolidated total revenue for the fiscal year ended March 31, 2013. We are also supplying an automotive qualified DC-to-DC converter to Eaton Corporation, which is used onboard medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar.

We have also signed a Memorandum of Understanding with a major Chinese company for the development and marketing of UQM® electric propulsion systems for New Energy Vehicles (“NEVs”) in China. This agreement expands the global reach of UQM, and represents the initial step in our strategy to penetrate the Chinese market with our leading electric propulsion products.  Under the agreement, UQM and its China-based partner will work collaboratively to introduce UQM products into the Chinese market for use in New Energy Vehicles. The China State Council published its New Energy Vehicles plan in July, 2012, setting a goal of 500,000 energy-efficient and clean vehicles on the road in China by 2015, and five million vehicles by 2020.  We are also in discussions with several other potential Chinese partners for both all-electric and hybrid-electric vehicles.

The marine market is forecasted to be a growing segment of electrified vehicles.  During the year we saw increased activity and interest within the marine segment.  Regen Nautics has three UQM based outboard motors, the E100, E180 and E300 along with several combinations of full electric and hybrid inboard combinations utilizing both the PowerPhase Pro and PowerPhase HD propulsion systems.  They have prominently displayed our product at several International Boat shows including Dusseldorf, Monaco and Miami, and in a variety of boats including the all-electric Mylne Bolt 18 yacht tender, the Bruce Runabout all-electric motorboat, the Goldfish 23 e-Fusion, Alibi Catamarans, Rhea Marine, Bering Yachts and Grand Banks.

In 2010, we entered into a ten year Supply Agreement with CODA Automotive (“CODA”) to supply UQM PowerPhase Pro® 100 kW electric propulsion systems for CODA’s all-electric four-door sedan. Shortly after our production launch in 2011, CODA experienced delays in the commercial launch of their vehicle and subsequently ceased production operations due to funding constraints.  As a result of substantial uncertainty regarding CODA’s ability to honor their obligations to us under the Supply Agreement, during the third quarter of fiscal year 2013, we recorded an allowance for doubtful accounts for all trade accounts receivable from CODA and booked a charge to earnings of $3.8 million.    On May 1, 2013, CODA filed for reorganization under the U.S. Bankruptcy Code. We will file claims against the CODA Bankruptcy Estate, however we expect to ultimately recover only a small percentage of the amount claimed.  During the fourth quarter of fiscal year 2013, we recorded an additional charge of $1.1 million representing our estimated cost of settling outstanding purchase obligations arising from the CODA program.  The settlement of any such obligations is subject to future negotiation and the timing and amount of any such payments to such suppliers is not currently determinable, although we expect to settle these potential obligations within a one year period. As of March 31, 2013, we believe we have recorded all impairments and liabilities that have or could arise as a result of the CODA Bankruptcy.

We have a $45.1 million Grant from the DOE under the American Recovery and Reinvestment Act to accelerate the manufacturing and deployment of electric vehicles, batteries and components in the United States. The Grant provides for a 50 percent cost-share by the Company. At present, the total amount available under the Grant is limited to $32 million, but will be increased to the extend we can demonstrate qualified project costs and firm commitments to fund our 50 percent share of the total estimated costs of the project above the $32.0 million of matching funds for which we have previously received credit. Capital expenditures for facilities, tooling and manufacturing equipment and the qualification and testing of products associated with the launch of volume production for customers are eligible for reimbursement under the DOE program. We recorded reimbursements of $9.2 million under the DOE Grant through March 31, 2013 for capital assets acquired, which were recorded as a reduction in the cost basis of the assets acquired. We also recorded reimbursements of product qualification and testing costs under the Grant through March 31, 2013 of $12.0 million. In April 2012, we amended this contract to extend the period of performance by two years to January 12, 2015 and to extend the date for demonstrating our ability to provide additional cost-sharing funds until July 12, 2013. These amendments will allow us additional time to automotive qualify and commercialize additional products and the next generation of our existing products for the expanding markets for clean vehicles.

We are also pursuing an advanced motor technology that eliminates rare-earth elements. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent application has been submitted to protect this innovation. UQM was also selected and awarded $3 million by the DOE in a competitive solicitation to pursue this technology. This 2011 award is a three-year technology development program.

In May 2013, we entered into an agreement to sell our former facility located in Frederick, Colorado for a sale price of $1,650,000.  The carrying value of the facility was $1,621,257 and the sale transaction is estimated to generate cash proceeds, net of selling costs of approximately $1,525,000.  As a result of the sale transaction subsequent to the end of the fiscal year,  we reduced the carrying value of the facility at March 31, 2013 to its realizable value.

We expect demand for our electric propulsion system and generator products to be strong for the foreseeable future as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the evolution of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers. This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging CAFE and global carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

Net loss for the fiscal year ended March 31, 2013 increased to $10,688,312, or $0.29 per common share on consolidated total revenue of $7,178,709, versus a net loss of $4,928,520, or $0.14 per common share on consolidated total revenue of $10,143,456 for the previous fiscal year. Revenue for the year declined primarily due to a reduction in revenue from CODA.  Revenue from CODA this fiscal year was $191,983 versus $4,313,728 last fiscal year. Total revenue from customers other than CODA increased 20% to $6,986,726 versus $5,829,728 last year.  Net loss for the fiscal year ended March 31, 2013 included CODA related charges for uncollectible accounts receivable, duties, purchase obligations and impairments of inventory totaling $4,883,860.

Our liquidity throughout the fiscal year was sufficient to meet our operating requirements. At March 31, 2013, we had cash and short-term investments totaling $4,527,899. Net cash used in operating activities for the fiscal year was $7,259,552 versus $11,414,137 last fiscal year due primarily to decreased inventory purchases this fiscal year. Capital expenditures, net of reimbursements from the DOE for the fiscal year were $353,637 versus $645,603 last fiscal year.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2013 were $4,527,899 and working capital (the excess of current assets over current liabilities) was $16,011,344 compared with $12,120,849 and $25,025,517, respectively, at March 31, 2012. The decrease in cash and short-term investments is primarily attributable to operating losses, higher levels of inventories, capital expenditures and lower levels of accounts payable and other current liabilities. The decrease in working capital is primarily attributable to operating losses and capital expenditures on property and equipment.

Accounts receivable decreased $2,716,722 to $2,212,395 at March 31, 2013 from $4,929,117 at March 31, 2012. The decrease is primarily due to increasing the allowance for uncollectible account for all amounts due from CODA totaling $3,838,092, partially offset by higher levels of billings outstanding under our DOE Grant as of March 31, 2013. Many of our other customers are large well-established companies of high credit quality. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers and customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At March 31, 2013 and  2012,  we had an allowance for uncollectible accounts of $3,838,092 and $127,697, respectively

Costs and estimated earnings on uncompleted contracts increased to $178,264 at March 31, 2013 versus $78,376 at March 31, 2012. The increase is due to less favorable billing terms on certain contracts in process at March 31, 2013 versus March 31, 2012. Estimated earnings on contracts in process increased to $515,299, or 38.1 percent of contracts in process of $1,353,545 at March 31, 2013, compared to estimated earnings on contracts in process of $380,713 or 24.0 percent of contracts in process of $1,587,499 at March 31, 2012. The increase in estimated earnings is attributable to higher expected margin on certain contracts in process at March 31, 2013.

Inventories increased $434,313 to $10,998,461 at March 31, 2013 compared to $10,564,148 at March 31, 2012 principally due to increased levels of raw materials and finished goods inventories. Raw materials inventory increased $907,412 primarily reflecting inventory purchases to support the EVI, BEV and Proterra production programs.  Work-in-process and finished goods inventories decreased $353,907 and $119,192, respectively, reflecting decreased levels of low volume propulsion system builds in process at March 31, 2013.

Subsequent to the end of the fiscal year, we entered into a contract for the sale of our former facility for $1,650,000. Net cash proceeds from the sale are expected to be approximately $1,525,000.  Accordingly, at March 31, 2013 we reduced the carrying value of the facility to its net realizable value.

Prepaid expenses and other current assets decreased to $309,957 at March 31, 2013 from $556,592 at March 31, 2012, primarily due to lower levels of prepayments on raw material inventories outstanding at the end of the current fiscal year versus the prior fiscal year end.

We invested $561,669 for the acquisition of property and equipment during the fiscal year before reimbursements from the DOE Grant versus $2,132,593 during the fiscal year ended March 31, 2012. The decrease is primarily attributable to reduced renovation costs on our facility and decreased acquisitions of equipment this year compared to the prior fiscal year.

Patent costs decreased to $206,287 at March 31, 2013 compared to $222,836 at March 31, 2012 due to systematic amortization of patent issuance costs and the impairment of a patent application during the year, partially offset by the costs associated with the filing and pursuit of new patent applications.

Trademark costs decreased to $110,528 at March 31, 2013 compared to $113,844 at March 31, 2012 due to systematic amortization of trademark issuance costs.

Other assets decreased to $76,731 at March 31, 2013 from $90,105 at March 31, 2012 due to lower levels of prepayments on capital equipment purchases outstanding at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable decreased $1,739,316 to $617,197 at March 31, 2013 from $2,356,513 at March 31, 2012, primarily due to decreased raw material purchases for CODA.

Other current liabilities increased $270,334 to $2,599,435 at March 31, 2013 from $2,329,101 at March 31, 2012. The increase is primarily attributable to higher levels of accrued vendor settlement costs and accrued import duties offset by lower levels of unearned revenue and accrued employee benefit expenses at March 31, 2013.

Short-term deferred compensation under executive employment agreements increased $371,993 to $524,000 at March 31, 2013 versus $152,007 at March 31, 2012 reflecting the reclassification of a retirement payment obligation from long-term, partially offset by a severance payment made during the first quarter this fiscal year.  Long-term deferred compensation under executive employment agreements decreased $459,688 to $103,412 at March 31, 2013 from $563,100 at March 31, 2012 reflecting the reclassification of a retirement obligation to short-term, partially offset by periodic accruals of future severance obligations under executive employment agreements.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to zero at March 31, 2013 from $7,201 at March 31, 2012 reflecting decreased levels of billings on certain engineering contracts in process at the end of the fiscal year in advance of the performance of the associated work versus the prior fiscal year.

Common stock and additional paid-in capital increased to $366,641 and $115,573,331, respectively, at March 31, 2013 compared to $363,562 and $114,371,106 at March 31, 2012. The increase in common stock and additional paid-in capital was primarily attributable to the expensing of non-cash share-based payments associated with equity grants under our stock bonus and equity incentive plans and share issuances under our employee stock purchase and bonus stock plans.

Results of Operations

Operations for the fiscal year ended March 31, 2013 resulted in a net loss of $10,688,312, or $0.29 per common share, including a charge of $4,883,860 or $0.13 per common share related to CODA, compared to a net loss of $4,928,520, or $0.14 per common share, and $1,992,358, or $0.06 per common share, for the fiscal years ended March 31, 2012 and 2011, respectively. The increase in current year net loss is primarily attributable to impairment of amounts due from CODA under the Supply Agreement, higher levels of business development, marketing, legal, recruiting and relocation costs partially offset by lower levels of net production engineering expenses.

Revenue from contract services increased $483,488, or 61.6 percent, to $1,268,556 for the fiscal year ended March 31, 2013 versus $785,068 for the fiscal year ended March 31, 2012. The increase is primarily attributable to the application of additional engineering resources on the DOE non-rare earth program and other funded development programs. Revenue from contract services increased to $785,068 for the fiscal year ended March 31, 2012 compared to $608,204 for the fiscal year ended March 31, 2011. The increase is primarily attributable to increased levels of customer funded engineering activities.

Product sales this fiscal year decreased 37 percent to $5,910,153 compared to $9,358,388 for the fiscal year ended March 31, 2012. The decrease is primarily due to a reduction in product revenue from CODA.  Product revenue from CODA this fiscal year was $21,762 versus $4,262,909 last fiscal year.  Product sales for the fiscal year ended March 31, 2012 increased 11.2 percent to $9,358,388 compared to $8,413,098 for the fiscal year ended March 31, 2011. The increase is primarily due to increased propulsion system shipments to CODA partially offset by decreased levels of prototype propulsion system sales.

Gross profit margins on contract services increased to 43.6 percent this fiscal year compared to 36.3 percent for the fiscal year ended March 31, 2012, primarily due to higher expected margins on certain contracts in process at March 31, 2013. Gross profit margins on contract services for the fiscal year ended March 31, 2012 increased to 36.3 percent compared to 11.0 percent for the fiscal year ended March 31, 2011, primarily due to higher expected margins on certain contracts in process at March 31, 2012. Gross profit margins on product sales this fiscal year decreased to 26.7 percent compared to 28.8 percent for fiscal 2012. The decrease is primarily due to a less favorable product mix.  Gross profit margins on product sales for the fiscal year ended March 31, 2012 increased to 28.8 percent compared to 27.6 percent for fiscal 2011. The increase is primarily due to a more favorable product mix, improved overhead absorption and lower manufacturing burden arising from a change in the method of allocating costs associated with excess facility capacity.

Research and development expenditures for the fiscal year ended March 31, 2013 were $96,905 compared to $37,128 and $292,865 for the fiscal years ended March 31, 2012 and 2011, respectively.  The increase in research and development expenditures this fiscal year versus last fiscal year was primarily attributable to increased levels of cost-sharing on government research programs.  The decrease in research and development expenditures for the fiscal year ended March 31, 2012 compared to the prior fiscal year was primarily due to reduced levels of internally funded and cost-sharing programs.

Production engineering costs were $4,921,970 for the fiscal year ended March 31, 2013 versus $6,014,868 and $3,536,287 for the prior two fiscal years, respectively. The decrease for the current fiscal year is attributable to higher than normal product qualification and testing activities during the prior fiscal year associated with the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.  The increase for the fiscal year ended March 31, 2012 versus fiscal year 2011 is primarily attributable to increased utilization of engineering resources and the expansion of our production engineering group and its activities in preparation for the launch of higher volume manufacturing operations for CODA, development of our next generation PowerPhase Pro® propulsion systems for the passenger automobile market and increased product qualification and testing activities on our PowerPhase HD® 220 system for the truck and bus markets

Reimbursement of costs under the DOE Grant were $4,205,678 versus $3,794,324 and $3,988,655 for each of the two prior fiscal years, respectively.  For the current fiscal year reimbursements under the grant were 85.4 percent of production engineering expenditures compared to 63.1 percent for the prior fiscal year, reflecting an increase in the estimated reimbursable overhead costs under the Grant.  During the fiscal year ended March 31, 2011, the Company satisfied various conditions of the Grant allowing for the recognition and reimbursement of all product qualification and testing costs incurred between August 5, 2009 and September 30, 2010. As a result, during the fiscal year ended March 31, 2011, we recorded reimbursements of $1,546,446 for product qualification and testing costs incurred in the prior fiscal year. Excluding this amount, reimbursements for the fiscal year ended March 31, 2012 increased $1,352,115 versus fiscal 2011 reflecting increased levels of reimbursable product qualification and testing costs.

Selling, general and administrative expenses this fiscal year were $7,022,112 compared to $5,678,797 and $4,884,373 for the fiscal years ended March 31, 2012 and 2011, respectively. The increase this year is attributable to higher levels of business development, marketing, legal and recruiting and relocation costs versus the prior fiscal year.  The increase for fiscal 2012 versus 2011 is attributable to increases in salary and benefits expenses associated with an expansion in our administrative staff and executive team, higher levels of accounting fees, the establishment of an allowance for bad debts related to the Saab bankruptcy filing and increased recruiting and general insurance costs partially offset by decreases in non-cash equity based compensation and marketing expenses.

Interest income decreased to $15,743 for the current fiscal year compared to $22,805 and $91,342 for the fiscal years ended March 31, 2012 and 2011, respectively.  The decrease for fiscal 2013 compared to fiscal 2012 is attributable to lower yields and lower levels of invested cash balances.  The decrease for fiscal 2012 versus fiscal 2011 is attributable to lower invested balances and lower yields during the fiscal year ended March 31, 2012.

Other income for the fiscal year ended March 31, 2013 was $3,377 versus $2,011 and $265,474 for the fiscal years ended March 31, 2012 and 2011, respectively. The decrease for fiscal year 2013 and fiscal year 2012 compared to fiscal 2011 is attributable to a recovery received from a bankruptcy proceeding during fiscal year 2011.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2013 were adequate to meet operating needs. At March 31, 2013, we had cash and short-term investments of $4,527,899 and working capital (the excess of current assets over current liabilities) of $16,011,344 compared to $12,120,849 and $25,025,517 at March 31, 2012, respectively.

For the year ended March 31, 2013, net cash used in operating activities was $7,259,552 compared to net cash used in operating activities of $11,414,137 and $2,284,396 for the years ended March 31, 2012 and 2011, respectively. The decrease in cash used in operating activities for the current fiscal year compared to fiscal 2012 is associated with decreased levels of inventory purchases partially offset by decreased levels of accounts payable at March 31, 2013.  The increase in cash used in operating activities for the fiscal year ended March 31, 2012 is primarily attributable to increased levels of inventory and accounts receivable principally associated with the launch of volume production for CODA and higher operating losses, partially offset by higher levels of accounts payable and other current liabilities.

Net cash provided by investing activities for the fiscal year ended March 31, 2013 was $114,556 compared to cash provided by investing activities of $7,124,741 and $475,688 for the fiscal years ended March 31, 2012 and 2011, respectively. The decrease in cash provided in the fiscal year ended March 31, 2013 compared to fiscal 2012 is due to decreased net maturities of short-term investments, partially offset by a decrease in the amount of capital expenditures, net of reimbursements under our DOE Grant. The increase in cash provided in the fiscal year ended March 31, 2012 compared to fiscal 2011 is due to increased net maturities of short-term investments and a decrease in the amount of capital expenditures, net of reimbursements under our DOE Grant.

Net cash provided by financing activities was $34,955 for the fiscal year ended March 31, 2013 versus cash provided by financing activities of $48,584 and cash used in financing activities of $52,140 for the fiscal years ended March 31, 2012 and 2011, respectively. The decrease in cash provided in fiscal 2013 versus fiscal 2012 is attributable to higher levels of treasury stock purchases in the current year.  The increase in cash provided in fiscal 2012 versus fiscal 2011 is primarily attributable decreased levels of treasury stock purchases partially offset by lower levels of cash receipts under our stock option and employee stock purchase plans.

We expect to fund our operations over the next year from existing cash and short-term investment balances, from proceeds received from the sale of our former facility, when the sale is completed, the reduction of inventories and from available bank financing, if any. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially. In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of March 31, 2013, we have received credit from the DOE for matching funds of $32 million, and we have an obligation under our DOE Grant to demonstrate our ability to provide additional matching funds of $13.1 million on or before July 12, 2013, unless extended. We do not currently have sufficient funds to meet this potential future funding requirement. If we do not extend or modify this requirement or secure such funds, we must submit by such date, a funding plan to obtain the remainder of such funds which is acceptable to the DOE or the Grant may be terminated.

If our existing financial resources are not sufficient to execute our business plan, including meeting future funding requirements under the DOE Grant, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. Based on our current level of operations, we believe we have sufficient cash and short-term investments to fund our operations for at least the next two years.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2013:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$560,661	560,661	-	-	-
Executive employment agreements (1)	627,412	524,000	-	-	103,412
Total	$1,188,073	1,084,661	-	-	103,412

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by executive officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for uncollectible accounts receivables, costs to complete contracts, the recoverability of inventories and the fair value of financial and long-lived assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2012, we established an allowance for bad debts of $127,697, principally due to the bankruptcy filing of Saab and we further increased the allowance by $3,710,395 in the third quarter of fiscal year 2013 due to uncertainty regarding CODA’s ability to meet its financial obligations to us. On May 1, 2013, CODA filed for reorganization under the U.S. Bankruptcy Code. In light of current economic conditions we may need to maintain an allowance for bad debts in the future. It is also reasonably possible, that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. At March 31, 2013, we had $8,291,423 of inventory originally purchased or manufactured for CODA that is now available for sale to other customers.  The actual realizable value of this inventory and our inventories generally, may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.    During the fiscal years ended March 31, 2013, 2012 and 2011, we recorded inventory impairments of $8,928, $10,169 and $10,160, respectively.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Estimated costs for each project are developed by our engineering staff based upon a progression of technical tasks required to attain the project's objectives.  These estimates typically include the number of hours of work required by each category of personnel, the cost of subcontracts, materials and components, as well as costs for consultants and project related travel. These estimated costs are reviewed throughout the project and revised quarterly, if necessary, to accurately reflect our best estimate of the remaining costs necessary to complete the project.  Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts, changes in actual overhead costs versus estimated overhead costs and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably likely that estimated project costs to complete the projects in process at March 31, 2013 could change materially in the future, and any modification of management’s current estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

This page intentionally left blank

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 23, 2013

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2013	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,527,899	11,637,940
Short-term investments	-	482,909
Accounts receivable, net	2,212,395	4,929,117
Costs and estimated earnings in excess of billings on
uncompleted contracts	178,264	78,376
Inventories	10,998,461	10,564,148
Facility held for sale	1,525,000	1,621,257
Prepaid expenses and other current assets	309,957	556,592
Total current assets	19,751,976	29,870,339

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,484,493
Machinery and equipment	7,771,363	7,868,481
	13,970,994	14,036,304
Less accumulated depreciation	(5,507,801)	(4,677,827)
Net property and equipment	8,463,193	9,358,477

Patent costs, net of accumulated amortization of $845,795 and $816,259	206,287	222,836
Trademark costs, net of accumulated amortization of $64,230 and $59,743	110,528	113,844
Other assets	76,731	90,105
Total assets	$28,608,715	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	March 31, 2013	March 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$617,197	2,356,513
Other current liabilities	2,599,435	2,329,101
Short-term deferred compensation under executive employment
agreements	524,000	152,007
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	7,201
Total current liabilities	3,740,632	4,844,822

Long-term deferred compensation under executive employment agreements	103,412	563,100

Total liabilities	3,844,044	5,407,922

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,664,097 and 36,356,177 shares
issued and outstanding	366,641	363,562
Additional paid-in capital	115,573,331	114,371,106
Accumulated deficit	(91,175,301)	(80,486,989)
Total stockholders’ equity	24,764,671	34,247,679

Total liabilities and stockholders’ equity	$28,608,715	39,655,601

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Revenue:
Contract services	$1,268,556	785,068	608,204
Product sales	5,910,153	9,358,388	8,413,098
	7,178,709	10,143,456	9,021,302
Operating costs and expenses:
Costs of contract services	715,225	499,813	541,214
Costs of product sales	4,333,005	6,663,648	6,087,385
Research and development	96,905	37,128	292,865
Production engineering	4,921,970	6,014,868	3,536,287
Reimbursement of costs under DOE grant	(4,205,678)	(3,794,324)	(3,988,655)
Selling, general and administrative	7,022,112	5,678,797	4,884,373
Impairment of assets	4,980,117	-	-
Loss (gain) on disposal of long-lived asset	22,485	(3,138)	17,007
	17,886,141	15,096,792	11,370,476

Loss before other income	(10,707,432)	(4,953,336)	(2,349,174)

Other income:
Interest income	15,743	22,805	91,342
Other	3,377	2,011	265,474
	19,120	24,816	356,816

Net loss	$(10,688,312)	(4,928,520)	(1,992,358)

Net loss per common share - basic and diluted	$(0.29)	(0.14)	(0.06)
Weighted average number of shares
of common stock outstanding -
basic and diluted	36,564,952	36,301,642	36,070,364

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of
	common		Additional			Total
	shares	Common	paid-in	Accumulated		stockholders’
	issued	stock	capital	deficit		equity
Balances at April 1, 2010	35,946,738	$359,467	112,211,227	(73,566,111)		39,004,583

Issuance of common stock under
employee stock purchase plan	9,828	98	22,397	-		22,495
Purchase of treasury stock	(55,045)	(550)	(143,201)	-		(143,751)
Issuance of common stock upon exercise
of employee options	31,966	320	68,796	-		69,116
Issuance of common stock under
stock bonus plan	279,806	2,798	334,375	-		337,173
Compensation expense from
employee and director stock
option and common stock grants	-	-	897,455	-		897,455
Net loss	-	-	-	(1,992,358)		(1,992,358)
Balances at March 31, 2011	36,213,293	$362,133	113,391,049	(75,558,469)		38,194,713

Issuance of common stock under
employee stock purchase plan	41,158	412	60,548	-		60,960
Purchase of treasury stock	(6,191)	(62)	(12,314)	-		(12,376)
Issuance of common stock under
stock bonus plan	107,917	1,079	167,545	-		168,624
Compensation expense from
employee and director stock
option and common stock grants	-	-	764,278	-		764,278
Net loss	-	-	-	(4,928,520)		(4,928,520)
Balances at March 31, 2012	36,356,177	$363,562	114,371,106	(80,486,989)		34,247,679

Issuance of common stock under
employee stock purchase plan	85,550	855	74,530	-		75,385
Purchase of treasury stock	(41,321)	(413)	(40,017)	-	-	(40,430)
Issuance of common stock under
stock bonus plan	263,691	2,637	145,115	-		147,752
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,022,597	-		1,022,597
Net loss	-	-	-	(10,688,312)		(10,688,312)
Balances at March 31, 2013	36,664,097	$366,641	115,573,331	(91,175,301)		24,764,671

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(10,688,312)	(4,928,520)	(1,992,358)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,252,834	1,178,958	864,572
Non-cash equity based compensation	1,170,349	932,902	1,234,628
Impairment of assets	4,980,117	-	-
Loss (gain) on disposal of long-lived assets	22,485	(3,138)	17,007
Impairment of long-lived assets	-	27,845	-
Impairment of inventories	8,928	10,169	10,160
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings
in excess of billings on uncompleted contracts	(1,199,701)	(1,978,510)	(1,139,033)
Inventories	(1,796,309)	(8,360,876)	(932,275)
Prepaid expenses and other current assets	135,758	(189,438)	(226,869)
Accounts payable and other current liabilities	(1,050,805)	2,506,261	(245,358)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(7,201)	(8,525)	(35,826)
Deferred compensation under executive
employment agreements	(87,695)	(601,265)	160,956
Net cash used in operating activities	(7,259,552)	(11,414,137)	(2,284,396)

Cash flows from investing activities:
Purchases of short-term investments	(245,950)	(7,369,698)	(20,435,612)
Maturities of short-term investments	728,859	15,219,312	24,570,973
Increase (decrease) in other long-term assets	(583)	(61,855)	1,412
Acquisition of property and equipment	(561,669)	(2,132,593)	(7,388,288)
Property and equipment reimbursements received from DOE
under grant	208,032	1,486,990	3,735,719
Increase in patent and trademark costs	(14,158)	(21,240)	(9,520)
Cash proceeds from the sale of equipment	25	3,825	1,004
Net cash provided by investing activities	114,556	7,124,741	475,688

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Cash flows from financing activities:
Issuance of common stock upon exercise of employee stock options	-	-	69,116
Issuance of common stock under employee stock purchase plan	75,385	60,960	22,495
Purchase of treasury stock	(40,430)	(12,376)	(143,751)
Net cash provided by (used in) financing activities	34,955	48,584	(52,140)

Decrease in cash and cash equivalents	(7,110,041)	(4,240,812)	(1,860,848)
Cash and cash equivalents at beginning of period	11,637,940	15,878,752	17,739,600
Cash and cash equivalents at end of period	$4,527,899	11,637,940	15,878,752

Non-cash investing and financing transactions:
During the year ended March 31, 2012, we reclassified a facility with a gross value of $2,645,793 and accumulated depreciation of $1,024,536 to facility held for sale.

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Longmont, Colorado. Our revenue is derived primarily from product sales to customers in the automotive, commercial truck, bus, marine and military markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability together with our partners, to commercialize our products and technology.

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

We limit our cash and cash equivalents and investments to high quality financial institutions in order to minimize our credit risk. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances and management believes our credit risk to be minimal.

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

The amortized cost and unrealized gain or loss of our investments at March 31, 2013 and March 31, 2012 were:

	March 31, 2013		March 31, 2012
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
Commercial paper, corporate and foreign bonds	$-	-	482,909	11,626
	-	-	482,909	11,626

Long-term investments:
Certificates of deposit (included in other assets)	62,436	-	61,855	-
	$62,436	-	544,764	11,626

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The time to maturity of held-to-maturity securities were:

	March 31, 2013	March 31, 2012

Three to six months	$-	432,985
Six months to one year	-	49,924
Over one year	62,436	61,855
	$62,436	544,764

(e)  Accounts Receivables

We extend unsecured credit to most of our customers following a review of the customers’ financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for uncollectable accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for uncollectible accounts receivable. At March 31, 2013 and 2012, we had an allowance for uncollectible accounts receivable of $3,838,092 and $127,697, respectively. Accounts receivable are deemed to be past due when they have not been paid by their contractual due dates.

(f)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We charge directly to expense slow moving or obsolete inventory items during the period we assess the value of such inventory to be impaired. For the fiscal years ended March 31, 2013, 2012 and 2011, we impaired inventory of $8,928, $10,169 and $10,160, respectively.

(g)   Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with DOE Grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2013, 2012 and 2011 was $1,218,812, $1,139,821 and $817,033, respectively, and was reported in operating costs and expenses on the Consolidated Statements of Operations.

(h)   Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 13 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2013, 2012 and 2011 was $34,022, $39,137, and $47,539, respectively.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(m) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation of deferred tax assets may be reduced if future realization is not assured. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense or benefit in the period that includes the enactment date. The Company has unexpired net operating losses and research and development credits carrying forward into current years that date from the tax year 1999 and 2001, respectively. As such, all federal tax returns from 1999 to the present are subject to audit.

(n) Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(o)  Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2013, 2012 and 2011, 358,855 and 167,680  and 62,199 shares of common stock issued but not yet earned, respectively under the Stock Bonus Plan were being held by the Company. For fiscal years 2013, 2012 and 2011, 18,036, zero and 8,794 shares were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At March 31, 2013, 2012 and 2011, options to purchase 4,282,001,  3,254,905 and 2,971,251 shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2013, 2012 and 2011, options for 2,872,257,  3,201,569 and 1,032,297 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options determined under the treasury stock method to acquire 109,628, 2,834 and 363,356 shares of common stock for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

 (2) Stock-Based Compensation

Stock Option Plans

As of March 31, 2013, we had 1,100,000 shares of common stock authorized and 14,354 shares of common stock available for future grant to employees, consultants and key suppliers under our 2012 Equity Incentive Plan (“2012 Plan”). The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of underlying shares that may be granted to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2013, we had 1,000,000 shares of common stock authorized and 217,900 shares of common stock available for future grant under the Directors’ Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors’ Plan are available for re-issuance at a future date.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to ten percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates. At March 31, 2013, we had 700,000 shares of common stock authorized and 370,071 shares of common stock available for issuance under the Stock Purchase Plan. During the years ended March 31, 2013, 2012 and 2010, respectively, 85,550,  41,158 and 9,828 shares of common stock were issued under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the years ended March 31, 2013, 2012 and 2011, was $75,385, $60,960 and $22,495, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan administered by the Board of Directors. As of March 31, 2013, we had 1,954,994 shares of common stock authorized and there were 495,504 shares of common stock available for future grant under the Stock Bonus Plan. Under the Stock Bonus Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Bonus Plan, if any, are determined by the Board of Directors at the time of grant. There were 454,866,  213,398 and 243,076 shares granted under the Stock Bonus Plan during the years ended March 31, 2013, 2012 and 2011, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Costs of contract services	$19,898	21,592	90,189
Costs of product sales	42,313	98,807	105,714
Research and development	2,998	1,110	15,892
Production engineering	146,317	193,474	100,802
Selling, general and administrative	958,823	617,919	922,031
	$1,170,349	932,902	1,234,628

Share-based compensation capitalized in inventories was insignificant as of March 31, 2013, 2012 and 2011.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2013, 2012 and 2011 was insignificant.

All options/shares granted under the Directors’ Plan are fully vested on the date of grant.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of the status of non-vested shares under the 2012 Plan and its predecessor plan as of March 31, 2013, 2012 and 2011, and changes during the years ended March 31, 2013, 2012 and 2011 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2013		March 31, 2012		March 31, 2011
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Option	Fair Value	Option	Fair Value	Option	Fair Value
Non-vested at April 1	668,722	$1.69	475,934	$1.73	338,747	$1.93
Granted	25,000	$0.71	-	$-	-	$-
Vested	-	$-	-	$-	-	$-
Forfeited	(2,518)	$1.61	(3,610)	$1.79	(1,832)	$1.61
Non-vested at June 30	691,204	$1.65	472,324	$1.73	336,915	$1.94
Granted	1,075,000	$0.89	389,588	$1.68	510,132	$1.37
Vested	(543,557)	$1.32	(149,126)	$1.41	(297,594)	$1.21
Forfeited	(16,985)	$1.89	(931)	$1.61	-	$-
Non-vested at September 30	1,205,662	$0.88	711,855	$1.77	549,453	$1.80
Granted	-	$-	25,000	$1.12	-	$-
Vested	(25,740)	$2.38	(64,435)	$2.38	(64,435)	$2.38
Forfeited	(19,307)	$0.89	(1,985)	$1.61	(7,119)	$1.58
Non-vested at December 31	1,160,615	$0.84	670,435	$1.69	477,899	$1.73
Granted	-	$-	-	$-	-	$-
Vested	-	$-	-	$-	-	$-
Forfeited	(7,787)	$1.65	(1,713)	$1.61	(1,965)	$1.45
Non-vested at March 31	1,152,828	$0.84	668,722	$1.69	475,934	$1.73

As of March 31, 2013,  there was $636,178 of total unrecognized compensation costs related to stock options granted under the 2012 Plan and its predecessor plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 24 months. The total fair value of stock options that vested during the years ended March 31, 2013, 2012 and 2011 was $781,116,  $363,238 and $512,720, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of the non-vested shares under the Stock Bonus Plan as of March 31, 2013, 2012 and 2011 and changes during the years ended March 31, 2013, 2012 and 2011 are presented below:

	Year Ended		Year Ended		Year Ended
	March 31, 2013		March 31, 2012		March 31, 2011
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	167,680	$2.44	62,199	$2.50	98,929	$2.97
Granted	-	$-	-	$-	-	$-
Vested	(47,004)	$2.49	-	$-	-	$-
Forfeited	-	$-	-	$-	-	$-
Non-vested at June 30	120,676	$2.42	62,199	$2.50	98,929	$2.97
Granted	440,934	$0.87	213,398	$2.34	235,173	$2.51
Vested	(202,755)	$1.17	(107,917)	$2.28	(139,767)	$2.57
Forfeited	-	$-	-	$-	-	$-
Non-vested at September 30	358,855	$1.22	167,680	$2.44	194,335	$2.70
Granted	13,932	$0.88	-	$-	7,903	$1.92
Vested	(13,932)	$0.88	-	$-	(140,039)	$2.74
Forfeited	-	$-	-	$-	-	$-
Non-vested at December 31	358,855	$1.22	167,680	$2.44	62,199	$2.50
Granted	-	$-	-	$-	-	$-
Vested	-	$-	-	$-	-	$-
Forfeited	-	$-	-	$-	-	$-
Non-vested at March 31	358,855	$1.22	167,680	$2.44	62,199	$2.50

As of March 31, 2013,  there was $291,493 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 24 months. The total fair value of common stock granted under the Stock Bonus Plan that vested during the years ended March 31, 2013, 2012 and 2011 was $367,230, $245,745 and $743,454, respectively.

During the years ended March 31, 2013, 2012, and 2011 options to acquire 1,418,792,  569,710 and 629,965 shares of common stock, respectively, were granted under our 2012 Plan, 2002 Equity Incentive Plan and Directors’ Plan. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2013, 2012 and 2011, were based on estimates at the date of grant as follows:

	Year Ended March 31,
	2013		2012		2011
Weighted average estimated
fair value of grant	$0.87	per option	$2.29	per option	$1.33	per option
Expected life (in years)	6.3	years	5.8	years	4.1	years
Risk free interest rate	1.30%		2.59%		1.56%
Expected volatility	72.80%		73.96%		73.46%
Expected dividend yield	0.00%		0.00%		0.00%

Expected volatility is based on historical volatility. The expected life of options granted is based on historical experience.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2013 under our 2012 Plan and its predecessor plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	2,782,456	$2.81	4.0 years	$-
Granted	25,000	$1.03
Exercised	-	$-		$-
Forfeited	(2,518)	$2.40
Outstanding at June 30, 2012	2,804,938	$2.80	3.8 years	$-
Granted	1,075,000	$0.89
Exercised	-	$-		$-
Forfeited	(16,985)	$2.73
Outstanding at September 30, 2012	3,862,953	$2.27	5.2 years	$293,500
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(81,892)	$3.43
Outstanding at December 31, 2012	3,781,061	$2.24	5.0 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(211,943)	$2.74

Outstanding at March 31, 2013	3,569,118	$2.21	5.0 years	$-

Exercisable at March 31, 2013	2,416,291	$2.69	3.2 years	$-

Vested and expected to vest at March 31, 2013	3,512,109	$2.23	4.9 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2012 under our 2012 Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,630,491	$3.00	3.7 years	$959,001
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(6,309)	$3.08
Outstanding at June 30, 2011	2,624,182	$3.00	3.5 years	$39,661
Granted	389,588	$2.40
Exercised	-	$-		$-
Forfeited	(35,931)	$3.54
Outstanding at September 30, 2011	2,977,839	$2.92	4.1 years	$-
Granted	25,000	$2.10
Exercised	-	$-		$-
Forfeited	(1,985)	$2.40
Outstanding at December 31, 2011	3,000,854	$2.91	3.9 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(218,398)	$4.14

Outstanding at March 31, 2012	2,782,456	$2.81	4.0 years	$-

Exercisable at March 31, 2012	2,113,734	$2.87	2.7 years	$-

Vested and expected to vest at March 31, 2012	2,755,229	$2.82	3.9 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2011 under our 2012 Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2010	2,377,075	$3.45	3.9 years	$2,509,155
Granted	-	$-
Exercised	(1,000)	$3.57		$600
Forfeited	(3,166)	$3.57
Outstanding at June 30, 2010	2,372,909	$3.45	3.7 years	$1,264,435
Granted	510,132	$2.52
Exercised	-	$-		$-
Forfeited	(6,334)	$3.59
Outstanding at September 30, 2010	2,876,707	$3.28	4.0 years	$328,687
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(7,119)	$2.37
Outstanding at December 31, 2010	2,869,588	$3.29	3.7 years	$74,736
Granted	-	$-
Exercised	(30,966)	$2.12		$35,590
Forfeited	(208,131)	$7.07

Outstanding at March 31, 2011	2,630,491	$3.00	3.7 years	$959,001

Exercisable at March 31, 2011	2,154,557	$2.99	3.2 years	$759,243

Vested and expected to vest at March 31, 2011	2,612,913	$3.00	3.7 years	$950,395

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2013 under our Directors’ Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	445,754	$2.59	3.3 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2012	445,754	$2.59	3.1 years	$-
Granted	282,051	$0.79
Exercised	-	$-		$-
Forfeited	(51,949)	$2.18
Outstanding at September 30, 2012	675,856	$1.87	3.5 years	$104,359
Granted	36,741	$0.88
Exercised	-	$-		$-
Forfeited	(23,076)	$3.40
Outstanding at December 31, 2012	689,521	$1.76	3.5 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(6,944)	$1.95

Outstanding at March 31, 2013	682,577	$1.76	3.2 years	$-

Exercisable at March 31, 2013	682,577	$1.76	3.2 years	$-

Vested and expected to vest at March 31, 2013	682,577	$1.76	3.2 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2012 under our Directors’ Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	329,786	$2.86	3.1 years	$129,642
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2011	329,786	$2.86	2.9 years	$9,734
Granted	155,122	$2.04
Exercised	-	$-		$-
Forfeited	(25,996)	$2.33
Outstanding at September 30, 2011	458,912	$2.61	3.7 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(13,158)	$3.40
Outstanding at December 31, 2011	445,754	$2.59	3.6 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-

Outstanding at March 31, 2012	445,754	$2.59	3.3 years	$-

Exercisable at March 31, 2012	445,754	$2.59	3.3 years	$-

Vested and expected to vest at March 31, 2012	445,754	$2.59	3.3 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2011 under our Directors’ Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2010	256,653	$3.15	2.6 years	$303,651
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(977)	$7.63
Outstanding at June 30, 2010	255,676	$3.13	2.4 years	$143,003
Granted	100,136	$2.63
Exercised	-	$-		$-
Forfeited	(24,039)	$3.57
Outstanding at September 30, 2010	331,773	$2.96	3.3 years	$45,771
Granted	19,697	$1.92
Exercised	-	$-		$-
Forfeited	(21,684)	$3.40
Outstanding at December 31, 2010	329,786	$2.86	3.4 years	$14,384
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-

Outstanding at March 31, 2011	329,786	$2.86	3.1 years	$129,642

Exercisable at March 31, 2011	329,786	$2.86	3.1 years	$129,642

Vested and expected to vest at March 31, 2011	329,786	$2.86	3.1 years	$129,642

Cash received by us upon the exercise of stock options for the years ended March 31, 2013, 2012 and 2011 was zero,  zero and $69,116, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2013 and March 31, 2012, the estimated period to complete contracts in process ranged from one to twenty-one months and one to ten months, respectively. We expect to collect all related accounts receivable arising there from within sixty days of billing.

The following summarizes contracts in process:

	March 31, 2013	March 31, 2012
Costs incurred on uncompleted contracts	$838,246	1,206,786
Estimated earnings	515,299	380,713
	1,353,545	1,587,499
Less billings to date	(1,175,281)	(1,516,324)
	$178,264	71,175

Included in the accompanying balance sheets as follows:

Costs and estimated earnings in excess of billings
on uncompleted contracts	$178,264	78,376
Billings in excess of costs and estimated earnings
on uncompleted contracts	-	(7,201)
	$178,264	71,175

(4)  Inventories

Inventories consist of:

	March 31, 2013	March 31, 2012
Raw materials	$8,097,342	7,189,930
Work-in-process	356,696	710,603
Finished products	2,544,423	2,663,615
	$10,998,461	10,564,148

Our raw material inventory is subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value.

(5)  Government Grants

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

At March 31, 2013, we had received reimbursements from the DOE under the Grant totaling approximately $19.6 million and had grant funds receivable of approximately $1.6 million.

The application of grant funds to eligible capital asset purchases under the Grant as of March 31, 2013 and March 31, 2012 are as follows:

	March 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	9,192,266	9,192,266

	March 31, 2012
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,865,371	4,932,685	4,932,686
Machinery and equipment	7,163,597	3,581,799	3,581,798
	$17,925,356	8,962,678	8,962,678

(6)  Impairment of Long-Lived Assets

During the fiscal year ended March 31, 2013, 2012 and 2011, we recorded total impairment charges of zero,  $27,845 and zero, respectively for the impairment of long-lived assets.

Impairments for the fiscal year ended March 31, 2012 consist solely of capitalized costs, principally legal fees, associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

(7)  Patents and Trademarks

Patents owned by the Company, had a gross carrying amount of $1,052,082 and $1,039,095, accumulated amortization of $845,795 and $816,259, and a net carrying amount of $206,287 and $222,836, at March 31, 2013 and 2012, respectively. Trademarks owned by the Company had a gross carrying amount of $174,758 and $173,587, accumulated amortization of $64,230 and $59,743, and a net carrying value of $110,528 and $113,844 at March 31, 2013 and 2012, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset.  The weighted-average period of amortization is 13 years for patents, and 40 years for trademarks.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2014	$33,593	4,487
2015	22,290	4,487
2016	17,823	4,487
2017	17,823	4,487
2018	17,385	4,487
Thereafter	97,373	88,093
	$206,287	110,528

(8)  Other Current Liabilities

Other current liabilities consist of:

	March 31, 2013	March 31, 2012
Accrued payroll and employee benefits	$174,135	206,919
Accrued personal property and real estate taxes	264,814	229,470
Accrued warranty costs	77,393	154,978
Unearned revenue	71,442	1,705,715
Accrued royalties	48,336	31,493
Accrued import duties	813,740	-
Accrued vendor settlements	1,050,000	-
Other	99,575	526
	$2,599,435	2,329,101

(9)  Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Computed "expected" tax benefit	$(3,634,026)	(1,675,697)	(677,402)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	1,364,055	382,741	1,035,833
Increase (decrease) in valuation allowance for
net deferred tax assets	2,295,702	1,222,257	(530,092)
Other, net	(25,731)	70,699	171,661

Income tax benefit	$-	-	-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary difference that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2013	March 31, 2012
Deferred tax assets:
Research and development credit carry-forwards	$4,073	$4,073
Net operating loss carry-forwards	22,998,447	21,182,834
Deferred compensation	242,840	275,156
Property and equipment	297,144	294,626
Intangible assets	64,994	55,067
Stock Compensation	847,069	722,039
Other	757,382	382,452
Total deferred tax assets	25,211,949	22,916,247

Less valuation allowance	(25,211,949)	(22,916,247)

Net deferred tax assets, net of valuation allowance	$-	-

As of March 31, 2013 and March 31, 2012, respectively, we had net operating loss (“NOL”) carry-forwards of approximately $67.3 million and $62.4 million for U.S. income tax purposes that expire in varying amounts through 2033. Approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $25.2 million and $22.9 million at March 31, 2013 and 2012, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

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

(10) Significant Customers

We have historically derived significant revenue from a few key customers. Revenue from Electric Vehicles International totaled $1,494,024, $41,388, and $269,022 for the fiscal years ended March 31 2013, 2012 and 2011, respectively, which was 21 percent, 1 percent and 3 percent of our consolidated total revenue, respectively.

Trade accounts receivable from Electric Vehicle International were 3 percent and nil of consolidated total accounts receivable as of March 31, 2013 and 2012, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $152,987 and zero at March 31, 3013 and 2012, respectively.

Revenue from Meggitt (Addison), Inc. totaled $816,779, $747,924 and $626,966 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 11 percent, 7 percent and 7 percent of our consolidated total revenue, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Trade accounts receivable from Meggitt (Addison), Inc. were 5 percent and 3 percent of consolidated total accounts receivable as of March 31, 2013 and 2012, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled $191,176 and $185,007 at March 31, 2013 and 2012, respectively.

Revenue from Audi totaled $728,000, $455,000 and zero for the fiscal years ended March 31, 2103, 2012 and 2011, respectively, which was 10 percent, 4 percent and nil of our consolidated total revenue, respectively. Inventories consisting of raw materials, work-in-progress and finished goods for this customer totaled zero and $105,246 at March 31, 2013 and 2012, respectively.

Revenue from CODA Automotive totaled $213,745, $4,313,728 and $1,301,224 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 3 percent, 43 percent and 14 percent of our consolidated total revenue, respectively.

Trade accounts receivable from CODA were nil and 61 percent of consolidated total accounts receivable as of March 31, 2013 and 2012, respectively  Inventories consisting of raw materials and finished goods originally designated for CODA but transferred to general inventory at March 31, 2013 were $8,291,423.  Inventories for CODA were $8,048,999 at March 31, 2012.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $1,078,930, $684,489 and $1,112,307 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which was 15 percent, 7 percent and 12 percent of our consolidated total revenue, respectively. Accounts receivable from government-funded contracts represented 77 and 9 percent of total accounts receivable as of March 31, 2013 and 2012, respectively.

(11) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of investments is the amortized cost of the investments which approximates fair value. See Note 1(d).

(12) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2013 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$627,412	-	-	627,412

Note (1) $524,000 included in current liabilities and $103,412 included in long term liabilities on our consolidated balance sheet as of March 31, 2013.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3) for the
	Fiscal Year Ended
	March 31, 2013	March 31, 2012
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of period	$715,107	$1,316,372
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	64,312	137,935
Included in other comprehensive income	-	-
Settlements	(152,007)	(739,200)
Balance at the end of period	$627,412	$715,107

Loss for the period included in earnings
attributable to the Level 3 liability still
held at the end of the period	$64,312	$137,935

(13) 401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan (“401K Plan”) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $149,311, $135,825, and $96,074, for the years ended March 31, 2013, 2012, and 2011, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Segments

Effective April 1, 2011, the Company merged its wholly-owned subsidiary UQM Power Products, Inc. into UQM Technologies, Inc. As a result of this merger, the operations of each of these entities are no longer managed or reported upon to management separately, and accordingly, the Company is no longer presenting segment information in its financial statements.

During the fiscal year ended March 31, 2011, we had two reportable segments: technology and power products. These reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different business strategies. The technology segment encompassed our technology-based operations including core research to advance our technology, application and production engineering and product development and job shop production of prototype components. The power products segment encompassed the manufacture and sale of motors and electronic controllers. Salaries of the executive officers and corporate general and administrative expense were allocated to each segment annually based on factors established at the beginning of the fiscal year. The percentages allocated to the technology segment and power products segment for the fiscal year ended March 31, 2011 were 76 percent and 24 percent.

Intersegment sales or transfers, which were eliminated upon consolidation, were $767,935 for the year ended March 31, 2011.

The Company leased office, production and laboratory space in a building owned by a wholly-owned subsidiary of the Company. During the fiscal year ended March 31, 2011, this wholly-owned subsidiary’s operations were included as part of the former Power Products segment. Intercompany lease payments were based on a negotiated rate for the square footage occupied and were $298,593 for the year ended March 31, 2011, and were eliminated upon consolidation.

The following table summarizes significant financial statement information after deducting intersegment eliminations of each of the reportable segments as of and for the year ended March 31, 2011:

	Technology	Power Products	Total

Revenue	$5,884,486	3,136,816	9,021,302
Interest income	$89,343	1,999	91,342
Interest expense	$-	-	-
Depreciation and amortization	$(462,312)	(402,260)	(864,572)
Impairment of inventories	$(3,924)	(6,236)	(10,160)
Segment loss	$(1,015,085)	(977,273)	(1,992,358)
Total assets	$29,474,989	12,328,931	41,803,920
Expenditures for long-lived segment assets	$(1,297,816)	(6,099,992)	(7,397,808)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with all of its officers. Subsequent to the end of the fiscal year, the Company entered into an employment agreement with David Rosenthal, the Company’s newly appointed Treasurer, Secretary and Chief Financial Officer, who succeeded Mr. French who is retiring.  Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015.   The aggregate future base salary payable to the executive officers, excluding Mr. French, over their remaining terms is $2,318,333. In addition, we have recorded a liability of $627,412 and $715,107 at March 31, 2013 and March 31, 2012, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

The employment agreements provide for severance payments under the conditions and for the amounts specified in the agreements.

Under the terms of Mr. French’s employment agreement, he will receive a retirement payment of $524,000 thirty days after his retirement date.

Lease Commitments

At March 31, 2013, there were no operating leases.

Rental expense for the years ended March 31, 2013, 2012 and 2011, respectively, was zero,  zero and $30,938.

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Interim Financial Data (Unaudited)

	Quarters Ended
	June 30	September 30	December 31	March 31
Fiscal year 2013
Sales	$2,396,428	1,196,104	1,928,070	1,658,107
Gross profit	$930,489	463,891	276,594	459,505
Net loss	$(1,287,434)	(2,563,548)	(4,555,033)	(2,282,297)

Net loss per common share basic and diluted:	$(0.04)	(0.07)	(0.12)	(0.06)

	Quarters Ended
	June 30	September 30	December 31	March 31
Fiscal year 2012
Sales	$1,315,060	2,334,223	2,719,323	3,774,850
Gross profit	$587,895	1,020,541	578,529	793,030
Net loss	$(1,043,543)	(1,586,185)	(846,416)	(1,452,376)

Net loss per common share basic and diluted:	$(0.03)	(0.04)	(0.03)	(0.04)

	Quarters Ended
	June 30	September 30	December 31	March 31
Fiscal year 2011
Sales	$2,555,324	2,027,558	2,090,474	2,347,946
Gross profit	$964,072	226,609	439,834	762,188
Net loss	$(486,870)	(377,793)	(932,520)	(195,175)

Net loss per common share basic and diluted:	$(0.01)	(0.01)	(0.03)	(0.01)

(17) Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at
	of Year	Expenses	Accounts	Deductions		End of Year
Year ended March 31,2013
Accrued warranty cost	$154,978	58,676	-	136,261	(A)	77,393
Allowance for doubtful accounts- deducted
from accounts receivable	$127,697	3,838,092	-	127,697		3,838,092

Year ended March 31,2012
Accrued warranty cost	$89,463	196,815	-	131,300	(A)	154,978
Allowance for doubtful accounts- deducted				-
from accounts receivable	$-	127,697	-		-	127,697

Year ended March 31,2011
Accrued warranty cost	$75,903	142,598	-	129,038	(A)	89,463

Note (A) Represents actual warranty payments for units returned under warranty

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Subsequent Event

The Company has listed its former facility in Frederick, Colorado for sale with a commercial real estate broker.    The facility has been reclassified as a current asset and the Company has discontinued depreciating the asset pending its sale.

In May 2013, the Company entered into an agreement to sell the facility held for sale for a sale price of $1,650,000.  The carrying value of the facility was $1,621,257 and the sale transaction is estimated to generate cash proceeds, net of selling costs of approximately $1,525,000.  As a result of the pending sale transaction, the Company reduced the carrying value of the facility to $1,525,000 at March 31, 2013.

ITEM 9.CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on their evaluation as of March 31, 2013, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, it used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2013, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

The consolidated financial statements have been audited by the independent registered public accounting firm, Grant Thornton LLP.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

May 21, 2013

Eric R. Ridenour	David I. Rosenthal
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B.OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On May 21, 2013, the compensation and benefits committee of the Company’s Board of Directors completed its annual review of the Company’s executive compensation. The Company’s Board of Directors reviewed the committee’s recommendations, and approved the following changes in base salary for each of the following named executive officers:

Amendment to the Employment Agreement of Eric R. Ridenour - The Company’s President and Chief Executive Officer, Eric R. Ridenour, is a party to an employment agreement with the Company, incorporated by reference from the Company’s Current Report on Form 8-K filed May 1, 2013 as Exhibit 10.2. The Board of Directors approved an increase in Mr. Ridenour's annual base salary to $447,000 effective May 16, 2013. Mr. Ridenour, will continue to receive an auto allowance of $9,720 per year.

Amendment to Employment Agreement of Jon Lutz - The Company’s Vice President of Engineering, Jon Lutz, is a party to an employment agreement with the Company, incorporated by reference from the Company’s Current Report on Form 8-K filed May 1, 2013 as Exhibit 10.3. The Board of Directors approved an increase in Mr. Lutz’s annual base salary to $209,000 effective May 16, 2013. Mr. Lutz, will continue to receive an auto allowance of $9,720 per year.

Employment Agreement with Adrian Schaffer - The Company’s Vice President of Sales and Business Development, Adrian Schaffer, is a party to an employment agreement with the Company, incorporated by reference from the Company’s Current Report on Form 8-K dated May 1, 2013 as Exhibit 10.4. The Board of Directors approved an increase in Mr. Schaffer’s annual base salary to $208,000 effective May 16, 2013. Mr. Schaffer, will continue to receive an auto allowance of $9,720 per year.

Employment Agreement with Joe Mitchell - The Company’s Vice President of Operations,  Joe Mitchell, is a party to an employment agreement with the Company, incorporated by reference from the Company’s Current Report on Form 8-K dated May 1, 2013 as Exhibit 10.5. The Board of Directors approved an increase in Mr. Mitchell’s annual base salary to $205,000 effective May 16, 2013. Mr. Mitchell, will continue to receive an auto allowance of $9,720 per year.

Employment Agreement with David Rosenthal - The Company’s Treasurer, Secretary and Chief Financial Officer,  David Rosenthal, is a party to an employment agreement with the Company, incorporated by reference from the Company’s Current Report on Form 8-K dated May 1, 2013 as Exhibit 10.1. The Board of Directors approved an annual base salary of $235,000 for Mr. Rosenthal effective on his initial hire date of May 1, 2013. Mr. Rosenthal will also receive an auto allowance of $9,720 per year.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings “Election of Directors”, “Management” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 7, 2013.

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings “Executive Compensation”, “Option Grants during Fiscal Year 2013,” “Aggregate Option Exercises During Fiscal Year 2013,” “Option Values at the End of Fiscal Year 2013,” “Director Compensation,”  “Compensation discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 7, 2013.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading “Security Ownership of Certain Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 7, 2013.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 7, 2013.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the annual meeting of shareholders to be held August 7, 2013.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2013 and March 31, 2012.

Consolidated Statements of Operations for the Years Ended March 31, 2013, 2012, and 2011.

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2013, 2012, and 2011.

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

10.2

Modification Number One to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 17, 2011 (No. 1-10869), which is incorporated herein by reference.

10.3

Modification Number Two to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed on June 28, 2010 (No. 1-10869), which is incorporated herein by reference.

10.4

Modification Number Three to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed August 26, 2010 (No. 1-10869), which is incorporated herein by reference.

10.5

Modification Number Four to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed September 9, 2010 (No. 1-10869), which is incorporated herein by reference.

10.6

Modification Number Six to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed June 29, 2011 (No. 1-10869), which is incorporated herein by reference.

10.7

Modification Number Seven to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed April 17, 2012 (No. 1-10869), which is incorporated herein by reference.

10.8	Supply Agreement with CODA Automotive. Reference is made to Exhibit 99.1 of our Quarterly Report on Form 10-Q, filed October 28, 2010 (No. 1-10869), which is incorporated herein by reference.

10.9	Amendment to the Supply Agreement with CODA Automotive*. Reference is made to Exhibit 10.1 of our Form 10-Q, filed October 27, 2011, which is incorporated herein by reference.

10.10

UQM Technologies, Inc. Employee Stock Purchase Plan. ** Reference is made to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-164705) filed on February 5, 2011, which is incorporated herein by reference.

10.11 10.12 10.13 10.14

Stock Bonus Plan. ** Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005 (No. 1-10869), which is incorporated herein by reference.

Amendment to UQM Technologies, Inc. Stock Bonus Plan dated May 9, 2012. ** Reference is made to Exhibit 10.22 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

UQM Technologies, Inc. Outside Director Stock Option Plan amended November 2, 2011. ** Reference is made to Exhibit 10.21 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

UQM Technologies, Inc. 2012 Equity Incentive Plan adopted April 11, 2012.** Reference is made to Exhibit 10.19 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.15	Form of Incentive Stock Option Agreement. ** Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K, filed on May 22, 2009 (No. 1-10869), which is incorporated herein by reference.

10.16	Form of Non-Qualified Stock Option Agreement. ** Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K, filed on May 22, 2009 (No. 1-10869), which is incorporated herein by reference.

10.17	Form of Restricted Stock Agreement, amended May 9, 2012. Reference is made to Exhibit 10.20 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.18

Amended employment agreement with Eric. R Ridenour dated April 30, 2013.** Reference is made to Exhibit 10.2 of our current report on Form 8-K, filed May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

10.19

Amended Restricted Stock Agreement with Mr. Ridenour dated October 20, 2010.** Reference is made to Exhibit 10.1 to our current report on Form 8-K filed October 22, 2010 (No. 1-10869), which is incorporated herein by reference.

10.20

Amended Employment Agreement with Donald A. French dated August 13, 2010.** Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed on August 18, 2011 (No. 1-10869), which is incorporated herein by reference.

10.21	Employment agreement with David I. Rosenthal. ** Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed on May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

10.22

Amended employment agreement with Jon Lutz dated April 30, 2013.** Reference is made to Exhibit 10.3 to our current report on Form 8-K, filed on May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

10.23

Amended employment agreement with Adrian Schaffer dated April 30, 2013.** Reference is made to Exhibit 10.4 of our current report on Form 8-K, filed May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

10.24 10.25

Amended Employment Agreement with Joseph Mitchell dated April 30, 2013.** Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

Separation Agreement and Release with Ron Burton dated May 2, 2012. Reference is made to Exhibit 10.23 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

21.1	Subsidiaries of the Company. Reference is made to Exhibit 21.1 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.
*confidential treatment request has been granted.
** management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 21st day of May, 2013.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ ERIC R. RIDENOUR
Eric R. Ridenour
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/WILLIAM G. RANKIN William G. Rankin	Chairman of the Board of Directors	May 21, 2013
/s/ERIC R. RIDENOUR Eric R. Ridenour	President and Chief Executive Officer	May 21, 2013
/s/DAVID I. ROSENTHAL David I. Rosenthal	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 21, 2013
/s/DONALD A. FRENCH Donald A. French	Director	May 21, 2013
/s/STEPHEN J. ROY Stephen J. Roy	Director	May 21, 2013
s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	May 21, 2013
/s/JOHN E. SZTYKIEL John E. Sztykiel	Director	May 21, 2013
/s/DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Director	May 21, 2013