Form 10-Q
period 2013-06-30
UQM TECHNOLOGIES INC
filed 2013-08-01
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

[ ] Large accelerated filer	[ ] Accelerated filer	[ X ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 31, 2013 was 36,213,346.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,334,699	4,527,899
Accounts receivable, net	2,726,195	2,212,395
Costs and estimated earnings in excess of billings on
uncompleted contracts	158,026	178,264
Inventories	10,758,922	10,998,461
Facility held for sale	-	1,525,000
Prepaid expenses and other current assets	316,117	309,957
Total current assets	19,293,959	19,751,976

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,908,355	7,771,363
	14,107,986	13,970,994
Less accumulated depreciation	(5,803,120)	(5,507,801)
Net property and equipment	8,304,866	8,463,193

Patent costs, net of accumulated amortization of $855,662 and $845,795, respectively	199,532	206,287

Trademark costs, net of accumulated amortization of $65,351 and $64,230, respectively	109,407	110,528
Other assets	66,992	76,731
Total assets	$27,974,756	28,608,715

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	June 30, 2013	March 31, 2013
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$895,453	617,197
Other current liabilities	2,418,396	2,599,435
Short-term deferred compensation under executive employment
agreements	524,000	524,000
Total current liabilities	3,837,849	3,740,632

Long-term deferred compensation under executive employment agreements	122,294	103,412

Total liabilities	3,960,143	3,844,044

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,669,509 and 36,664,097 shares
issued and outstanding, respectively	366,695	366,641
Additional paid-in capital	115,739,573	115,573,331
Accumulated deficit	(92,091,655)	(91,175,301)
Total stockholders’ equity	24,014,613	24,764,671

Total liabilities and stockholders’ equity	$27,974,756	28,608,715

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended June 30,
	2013	2012
Revenue:
Contract services	$261,251	365,379
Product sales	1,687,260	2,031,049
	1,948,511	2,396,428
Operating costs and expenses:
Costs of contract services	180,734	183,076
Costs of product sales	1,105,535	1,282,863
Research and development	54,908	12,647
Production engineering	1,093,069	1,150,219
Reimbursement of costs under DOE grant	(773,458)	(764,636)
Selling, general and administrative	1,244,401	1,822,847
Gain on sale of facility held for sale	(40,032)	-
	2,865,157	3,687,016

Loss before other income (expense)	(916,646)	(1,290,588)

Other income (expense):
Interest income	129	2,746
Other	163	408
	292	3,154

Net loss	$(916,354)	(1,287,434)

Net loss per common share - basic and
diluted	$(0.02)	(0.04)
Weighted average number of shares of common
stock outstanding - basic and diluted	36,669,033	36,393,403

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Quarter Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(916,354)	(1,287,434)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	306,307	330,430
Gain on sale of facility held for sale	(40,032)	-
Non-cash equity based compensation	162,724	200,841
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(403,124)	(658,771)
Inventories	239,539	(1,654,196)
Prepaid expenses and other current assets	(6,160)	(218,233)
Accounts payable and other current liabilities	97,217	(1,431)
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	238,473
Deferred compensation under executive
employment agreements	18,882	(125,865)
Net cash used in operating activities	(541,001)	(3,176,186)

Cash flows from investing activities:
Purchases of short-term investments	-	(127)
Maturities of short-term investments	-	433,058
Increase in other long-term assets	(152)	(143)
Acquisition of property and equipment	(242,478)	(204,149)
Property and equipment reimbursements received from DOE under
grant	24,939	44,145
Cash proceeds from sale of facility held for sale	1,565,032	-
Increase in patent and trademark costs	(3,112)	(1,029)
Net cash provided by investing activities	1,344,229	271,755

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	3,572	32,301
Purchase of treasury stock	-	(16,654)
Net cash provided by financing activities	3,572	15,647

Increase (decrease) in cash and cash equivalents	806,800	(2,888,784)
Cash and cash equivalents at beginning of quarter	4,527,899	11,637,940
Cash and cash equivalents at end of quarter	$5,334,699	8,749,156

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)    The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2013.

(2)   New Accounting Pronouncements

As of June 30, 2013, there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

(3)   Stock-Based Compensation

Stock Option Plans

As of June 30, 2013, we had 1,100,000 shares of common stock authorized and 354 shares of common stock available for future grant to employees, consultants and key suppliers under our 2012 Equity Incentive Plan (“Plan”).    The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2013, we had 1,000,000 shares of common stock authorized and 217,900 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At June 30, 2013, we had 700,000 shares of common stock authorized and 364,659 shares of common stock available for issuance under the Stock Purchase Plan.  During the quarters ended June 30, 2013 and 2012, we issued 5,412 and 26,695 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2013 and 2012 was $3,572 and $32,301, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of June 30, 2013, we had 1,954,994 shares of common stock authorized and there were 484,504 shares of common stock available for future grant under the Stock Plan.    Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 11,000 and zero shares granted to employees under the Stock Plan during the quarters ended June 30, 2013 and 2012, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The table below shows total share-based compensation expense for the quarters ended June 30, 2013 and 2012 and the classification of these expenses:

	Quarter Ended June 30,
	2013	2012
Costs of contract services	$5,632	5,527
Costs of product sales	10,356	10,747
Research and development	1,582	513
Production engineering	37,223	30,555
Selling, general and administrative	107,931	153,499
	$162,724	200,841

Share-based compensation capitalized in inventories was insignificant as of June 30, 2013 and March 31, 2013.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters ended June 30, 2013 and 2012 were insignificant.

All options/shares granted under the Non-Employee Director Stock Option Plan /Director’s Plan are fully vested.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the status of non-vested shares under the 2012 Equity Incentive Plan and its predecessor plan as of June 30, 2013 and 2012 and changes during the quarters ended June 30, 2013 and 2012 are presented below:

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at April 1	1,152,828	$0.84	668,722	$1.69
Granted	14,000	$0.38	25,000	$0.71
Vested	(8,333)	$0.71	-	$-
Forfeited	-	$-	(2,518)	$1.61
Non-vested at June 30	1,158,495	$0.83	691,204	$1.65

As of June 30, 2013,  there was $528,211 of total unrecognized compensation costs related to stock options granted under the 2012 Equity Incentive Plan and its predecessor plan.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-one months.  The total fair value of stock options that vested during the quarters ended June 30, 2013 and 2012 was $5,917 and zero, respectively.

A summary of the non-vested shares under the Stock Bonus Plan as of June 30, 2013 and 2012 and changes during the quarters ended June 30, 2013 and 2012 are presented below:

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	358,855	$1.22	167,680	$2.44
Granted	11,000	$0.69	-	$-
Vested	-	$-	(47,004)	$2.49
Forfeited	-	$-	-	$-
Non-vested at June 30	369,855	$1.21	120,676	$2.42

As of June 30, 2013, there was $253,150 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2013 is expected to be recognized over a weighted-average period of twenty-two months.

Expected volatility is based on historical volatility.  The expected life of options granted is based on historical experience.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter ended June 30, 2013 under our 2012 Equity Incentive Plan and its predecessor plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2013	3,569,118	$2.21	5.0 years	$-
Granted	14,000	$0.69
Exercised	-	$-		$-
Forfeited	(361,552)	$2.81

Outstanding at June 30, 2013	3,221,566	$2.14	5.1 years	$340,190

Exercisable at June 30, 2013	2,063,072	$2.66	3.1 years	$58,791

Vested and expected to vest at June 30, 2013	3,163,936	$2.16	5.0 years	$325,408

Additional information with respect to stock option activity during the quarter ended June 30, 2012 under our 2002 Equity Incentive Plan is as follows:

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter ended June 30, 2013 under our Director’s Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2013	682,577	$1.76	3.2 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-

Outstanding at June 30, 2013	682,577	$1.76	3.0 years	$127,398

Exercisable at June 30, 2013	682,577	$1.76	3.0 years	$127,398

Vested and expected to vest at June 30, 2013	682,577	$1.76	3.0 years	$127,398

Additional information with respect to stock option activity during the quarter ended June 30, 2012 under our Director’s Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	445,754	$2.59	3.3 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-

Outstanding at June 30, 2012	445,754	$2.59	3.1 years	$-

Exercisable at June 30, 2012	445,754	$2.59	3.1 years	$-

Vested and expected to vest at June 30, 2012	445,754	$2.59	3.1 years	$-

Cash received by us upon the exercise of stock options was zero for the quarters ended June 30, 2013 and June 30, 2012.  The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)  We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments.  The investment policy allows for investments in government and federal agency securities, commercial paper, repurchase agreements, bank certificates of deposit and money market funds.  Investments are comprised of marketable securities and consist primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months.  All marketable securities and corporate bonds are held in our name at two major financial institutions that hold custody of the investments.  All of our investments are held-to-maturity investments as we have the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost.

The amortized cost and unrealized gain or loss of our investments at June 30, 2013 and March 31, 2013 were:

	June 30, 2013		March 31, 2013
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Long-term investments:
Certificates of deposit (included in other assets)	$62,588	-	62,436	-

The time to maturity of held-to-maturity securities were:

	June 30, 2013	March 31, 2013

Three to six months	$-	-
Six months to one year	-	-
Over one year	62,588	62,436
	$62,588	62,436

(5)  At June 30, 2013 and March 31, 2013, the estimated period to complete contracts in process ranged from one to nineteen months and one to twenty-one months, respectively.  We expect to collect all related accounts receivable arising therefrom within sixty days of billing. The following summarizes contracts in process:

	June 30, 2013	March 31, 2013
Costs incurred on uncompleted contracts	$1,018,979	838,246
Estimated earnings	595,816	515,299
	1,614,795	1,353,545
Less billings to date	(1,456,769)	(1,175,281)
	$158,026	178,264

Included in the accompanying consolidated condensed balance sheets as follows:

Costs and estimated earnings in excess of billings on
uncompleted contracts	$158,026	178,264

(6)    Inventories at June 30, 2013 and March 31, 2013 consisted of:

	June 30, 2013	March 31, 2013
Raw materials	$7,884,425	8,097,342
Work-in-process	503,344	356,696
Finished products	2,371,153	2,544,423
	$10,758,922	10,998,461

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the three month periods ended June 30, 2013 and 2012.

(7)   Facility Held for Sale

The Company had listed its former facility in Frederick, Colorado for sale with a commercial real estate broker as of March 31, 2013. The facility was reclassified as a current asset and we had discontinued depreciating the asset pending the sale of the building.

On June 6, 2013, we closed on the sale the building.  The sales price was $1,650,000 and net proceeds were $1,565,032.

(8)   Government Grant

We have a $45.1 million grant (the “Grant”) with the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The period of the Grant is through January 12, 2015. We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Funding for qualifying project costs incurred is currently limited to $32.0 million.  We were required to provide the DOE with an updated budget revision application no later than July 12, 2013, which we provided prior to the deadline. It is currently under review by the DOE.  If the DOE does not find the revision application acceptable, it reserves the right to: (1) stop payment on the contract; (2) renegotiate the contract; or (3) declare the grant terminated by mutual agreement after we have been given thirty days advance written notice and an opportunity to cure any deficiencies.

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

At June 30, 2013, we had received reimbursements from the DOE under the Grant totaling $20.0 million and had grant funds receivable of $2.1 million.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The application of grant funds to eligible capital asset purchases under the Grant as of June 30, 2013 and March 31, 2013 are as follows:

	June 30, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,812,162	3,906,081	3,906,081
	$18,615,286	9,307,643	9,307,643

	March 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	448,194	448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	9,192,266	9,192,266

(9)   Other current liabilities at June 30, 2013 and March 31, 2013 consist of:

	June 30, 2013	March 31, 2013
Accrued payroll and employee benefits	$179,790	174,135
Accrued personal property and real estate taxes	156,622	264,814
Accrued warranty costs	120,480	77,393
Unearned revenue	98,265	71,442
Accrued royalties	48,336	48,336
Accrued import duties	813,740	813,740
Accrued vendor settlements	998,790	1,050,000
Other	2,373	99,575
	$2,418,396	2,599,435

(10) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter ended June 30, 2013 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2013	36,664,097	$366,641	115,573,331	(91,175,301)	24,764,671

Issuance of common stock under
employee stock purchase plan	5,412	54	3,518	-	3,572
Compensation expense from
employee and director stock
option and common stock grants	-	-	162,724	-	162,724
Net loss	-	-	-	(916,354)	(916,354)
Balances at June 30, 2013	36,669,509	$366,695	115,739,573	(92,091,655)	24,014,613

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(11) Significant Customers

We have historically derived significant revenue from a few key customers.  Revenue from Electric Vehicles International totaled $413,560 and $138,880 for the quarters ended June 30, 2013 and 2012, respectively, which was 21 percent and 6 percent of our consolidated total revenue, respectively. Trade accounts receivable from Electric Vehicles International were 2 percent and 3 percent of consolidated total accounts receivable as of June 30, 2013 and March 31, 2013, respectively.

Revenue from Proterra totaled $229,041 and $146,460 for the quarters ended June 30, 2013 and 2012, respectively, which was 12 percent and 6 percent of our consolidated total revenue, respectively. Trade accounts receivable from Proterra were 7 percent and 4 percent of consolidated total accounts receivable as of June 30, 2013 and March 31, 2013, respectively.

Revenue from the Denver Regional Transportation District totaled $199,800 and zero for the quarters ended June 30, 2013 and 2012, respectively, which was 10 percent and nil of our consolidated total revenue, respectively. Trade accounts receivable from the Denver Regional Transportation District were 2 percent and nil of consolidated total accounts receivable as of June 30, 2013 and March 31, 2013, respectively.

Revenue from Audi totaled zero and $728,000, for the quarters ended June 30, 2013 and 2012, respectively, which was nil and 30 percent of our consolidated total revenue, respectively.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $256,251 and $293,635 for the quarters ended June 30, 2013 and 2012, respectively, which was 13 percent and 12 percent of our consolidated total revenue for the quarters ended June 30, 2013 and 2012, respectively. Accounts receivable from government-funded contracts represented 77 percent and 77 percent of total accounts receivable as of June 30, 2013 and March 31, 2013, respectively.

(12)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of June 30, 2013 and 2012, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2008 through 2012 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(13) Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive.  At June 30, 2013 and 2012, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 369,855 and 120,676 were being held by the Company.  For the quarters ended June 30, 2013 and 2012 respectively, 1,498 and zero shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At June 30, 2013 and 2012, options to purchase 3,932,761 and 3,276,435 shares of common stock, respectively, were outstanding.  For the quarter ended June 30, 2013 and 2012, respectively, options for 3,608,092 and 3,251,435 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options determined under the treasury stock method to acquire 34,438  shares and 763 shares of common stock for the quarters ended June 30, 2013 and 2012, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

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

(15) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of June 30, 2013 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$646,294	-	-	646,294

Note (1) $524,000 included in current liabilities and $122,294 included in long term liabilities on our consolidated condensed balance sheet as of June 30, 2013.

Liabilities measured at fair value on a recurring basis as of March 31, 2013 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$627,412	-	-	627,412

Note (1) $524,000 included in current liabilities and $103,412 included in long term liabilities on our consolidated condensed balance sheet as of March 31, 2013.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	As of and for the Quarter Ended
	June 30, 2013	June 30, 2012
	Deferred	Deferred
	Compensation	Compensation
	Under Executive	Under Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of quarter	$627,412	715,107
Transfers into of Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	18,882	26,142
Included in other comprehensive income	-	-
Settlements	-	(152,007)
Balance at the end of quarter	$646,294	589,242

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the quarter	$18,882	26,142

(16) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers.  Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements, over their remaining terms is $2,547,167.  In addition, we have recorded a liability of $646,294 and $627,412 at June 30, 2013 and March 31, 2013, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current and former officers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors.

Introduction

UQM Technologies, Inc., (“UQM” or the “Company”) is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, commercial truck, bus, marine and military markets. We generate revenue from two principal activities: 1) the sale of motors, generators and electronic controls; and 2) research, development and application engineering services that are paid for by our customers.    Our product sales consist of prototype low volume sales, which are generally sold to a broad range of customers, annually recurring higher volume production, and revenues derived from the sale of refurbished and serviced products. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value. Historically, quarterly product sales have fluctuated depending on our customers’ buying cycles, and we expect this fluctuation to continue in the future.

We expect demand for our electric propulsion system and generator products to increase as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of the restructuring of the global automotive industry to provide a broader selection of highly fuel efficient vehicles to consumers.  This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger automobile market, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, progressively more challenging Consumer Average Fuel Economy Standards (“CAFE") and carbon dioxide emission regulations, and a desire on the part of the global automotive industry to provide a broader selection of highly fuel efficient vehicles.

We supply electric propulsion systems to Proterra, a developer and manufacturer of all-electric composite transit buses, Boulder EV, a developer and manufacturer of all-electric delivery trucks and work utility trucks, and Electric Vehicles International (“EVI”), a developer and manufacturer of all-electric medium-duty delivery trucks, all under multi-year supply agreements.  EVI recently completed an order from UPS for 100 all-electric delivery vans powered by our electric propulsion systems.  We are also supplying an automotive qualified DC-to-DC converter to Eaton Corporation, which is used on board medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar.  Also, during the quarter ended June 30, 2013, we announced a sales contract with Zenith Motors, LLC, to provide PowerPhase Pro® 135 systems as the drivetrain in their all-electric shuttle vans.  Shipments began in the quarter and will continue during the remainder of fiscal year 2014.

We  supply our electric propulsion systems and generators to several international automakers and entrepreneurial automobile developers as part of their hybrid-electric, plug-in hybrid electric, all-electric and fuel cell all-electric vehicle development programs.  In particular, our electric propulsion systems are powering a large fleet of all-electric Audi A1 e-tron development vehicles, and recent press reviews have been very favorable.

Also, National Electric Vehicle Sweden AB (“NEVS”), formerly SAAB, has announced that the Chinese city of Qingdao had approved a cash investment to purchase 22 percent of NEVS.  NEVS has announced their intention to enter the electric vehicle market in 2014.  In the past, we have supplied SAAB with electric propulsion systems for their test programs, and we are currently in discussions with NEVS to supply our products to them.

We are in discussions with several potential Chinese partners for both all-electric and hybrid-electric vehicles.  We have signed a Memorandum of Understanding with one major Chinese company for the development and marketing of UQM® electric propulsion systems for new energy vehicles in China. This agreement expands the global reach of UQM, and represents the initial step in our strategy to penetrate the Chinese market with our leading electric propulsion products.  Under the agreement, UQM and its China-based partner will work collaboratively to introduce UQM products into the Chinese market for use in new energy vehicles. The China State Council published its new energy vehicles plan in July, 2012, setting a goal of 500,000 energy-efficient and clean vehicles on the road in China by 2015, and five million vehicles by 2020.

The marine market is forecasted to be a growing segment of electrified vehicles, and we continue to see increased activity and interest within the marine segment.  ReGen Nautic has three UQM based outboard motors, the E100, E180 and E300, along with several combinations of full electric and hybrid inboard combinations utilizing both the PowerPhase Pro® and PowerPhase HD® propulsion systems, and we continue to ship them product as their demand dictates.  They have prominently displayed our product at several International Boat shows including Dusseldorf, Monaco and Miami, and in a variety of boats including the all-electric Mylne Bolt 18 yacht tender, the Bruce Runabout all-electric motorboat, the Goldfish 23 e-Fusion, Alibi Catamarans, Rhea Marine, Bering Yachts and Grand Banks.

We continue to expand our product offerings.  In the quarter ended June 30, 2013, we announced the PowerPhase HD® 950T. This is a high torque variant of our commercial motor/controller line-up of products, and is designed for larger or heavier applications that need higher torque or increased gradeability.  This product is now available for sale.

On May 1, 2013, our former customer CODA Automotive (“CODA”) filed for reorganization under the U.S. Bankruptcy Code.  We plan to file all appropriate claims against the CODA bankruptcy estate; however, we expect to ultimately recover only a small percentage of the amount claimed, if any.  As of June 30, 2013, we believe we have recorded all impairments and liabilities that have or could arise as a result of the CODA bankruptcy.

We have a $45.1 million grant (the “Grant”) with the DOE under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The period of the Grant is through January 12, 2015. We recognize government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Funding for qualifying project costs incurred is currently limited to $32.0 million.  We were required to provide the DOE with an updated budget revision application no later than July 12, 2013, which we provided prior to the deadline.  It is currently under review by the DOE.  If the DOE does not find the revision application acceptable, it reserves the right to: (1) stop payment on the contract; (2) renegotiate the contract; or (3) declare the grant terminated by mutual agreement after we have been given thirty days advance written notice and an opportunity to cure any deficiencies.

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

At June 30, 2013, we had received reimbursements from the DOE under the Grant totaling $20.0 million and had grant funds receivable of $2.1 million.

We had listed our former facility in Frederick, Colorado for sale with a commercial broker.  As a result, the carrying value of the facility was classified as a current asset and listed under the caption facility held for sale at March 31, 2013.  On June 6, 2013, we closed on the sale the building.  The sales price was $1,650,000 and net proceeds were $1,565,032.

Financial Condition

Cash and cash equivalents at June 30, 2013 were $5,334,699 and working capital (the excess of current assets over current liabilities) was $15,456,110, compared with $4,527,899 and $16,011,344, respectively, at March 31, 2013.  The increase in cash and short-term investments is primarily attributable to the sale of our former facility partially offset by operating losses.  The decrease in working capital is primarily attributable to operating losses and investments in property and equipment.

Accounts receivable increased $513,800 to $2,726,195 at June 30, 2013 from $2,212,395 at March 31, 2013.  The increase is primarily due to increased levels of billings outstanding under our DOE Grant.  Many of our customers are large well-established companies of high credit quality.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers our standard terms are net 30 days.  For international customers and customers without an adequate credit rating or history our typical terms are irrevocable letter of credit or cash payment in advance of delivery.  At both June 30, 2013 and March 31, 2013, we had an allowance for bad debts of $3,838,092, all of which relates to amounts owed to us by CODA.

Costs and estimated earnings on uncompleted contracts decreased $20,238 to $158,026 at June 30, 2013 versus $178,264 at March 31, 2013.  The decrease is due to more favorable billing terms on certain contracts in process at June 30, 2013 versus March 31, 2013.  Estimated earnings on contracts in process increased to $595,816 on contracts in process of $1,614,795 at June 30, 2013, compared to estimated earnings on contracts in process of $515,299 on contracts in process of $1,353,545 at March 31, 2013.  The increase in estimated earnings is attributable to higher expected margins on certain contracts in process at June 30, 2013.

Inventories decreased $239,539 to $10,758,922 at June 30, 2013 principally due to lower levels of raw material and finished goods inventories, partially offset by an increase in work-in-process inventories.  Raw material and finished goods inventories decreased $212,917 and $173,270, respectively, reflecting reduced levels of inventories on hand for several product lines at June 30, 2013.  Work-in-process inventory increased $146,648, reflecting increased levels of low volume propulsion system builds in process at June 30, 2013.

Prepaid expenses and other current assets increased to $316,117 at June 30, 2013 from $309,957 at March 31, 2013 primarily due to prepayments on commercial insurance policies.

We invested $242,478 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter ended June 30, 2013 compared to $204,149 during the comparable quarter last fiscal year.  The small increase in capital expenditures is primarily attributable to increased levels of equipment acquisitions in the first quarter this fiscal year versus the comparable quarter last fiscal year.  Cash reimbursements for capital assets under the DOE Grant for the quarter ended June 30, 2013 and June 30, 2012 were $24,939 and $44,145.

Patent costs decreased to $199,532 at June 30, 2013 versus $206,287 at March 31, 2013 primarily due to the systematic amortization of patent issuance costs.  Similarly, trademark costs decreased to $109,407 at June 30, 2013 versus $110,528 at March 31, 2013 primarily due to the systematic amortization of trademark costs.

Accounts payable increased $278,256 to $895,453 at June 30, 2013 from $617,197 at March 31, 2013, primarily due to the timing of vendor payments.

Other current liabilities decreased to $2,418,396 at June 30, 2013 from $2,599,435 at March 31, 2013. The decrease is primarily attributable to reduced levels of accrued personal property taxes, real estate taxes, accrued vendor settlements and accrued audit fees at June 30, 2013.

Short-term deferred compensation under executive employment agreements was $524,000 at both June 30, 2013 and March 31, 2013 reflecting a retirement payment obligation that will be paid in December 2013.  Long-term deferred compensation under executive employment agreements was $122,294 at June 30, 2013 versus $103,412 at March 31, 2013 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $366,695 and $115,739,573, respectively, at June 30, 2013 compared to $366,641 and $115,573,331 at March 31, 2013. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan.

Results of Operations

Quarter Ended June 30, 2013

Operations for the quarter ended June 30, 2013 resulted in a net loss of $916,354, or $0.02 per common share, compared to a net loss of $1,287,434, or $0.04 per common share for the comparable quarter last year.  The decrease in net loss is primarily attributable to lower operating costs as a result of a reduction in force and other strategic cost reductions.

Revenue from contract services decreased to $261,251 at June 30, 2013 versus $365,379 for the comparable quarter last year.  The decrease is primarily due to decreased levels of customer funded research activities.

Product sales revenue for the first quarter decreased to $1,687,260 versus $2,031,049 for the comparable period last fiscal year.  During the first quarter last fiscal year we had sales to Audi of $728,000 for their A1 e-tron development program. In addition, the current quarter was positively impacted by increased levels of shipments of PowerPhase HD® systems to EVI and Proterra.

Gross profit margins for the quarter ended June 30, 2013 decreased to 34.0 percent compared to 38.8 percent for the quarter ended June 30, 2012.  Gross profit margin on contract services was 30.8 percent for the first quarter this fiscal year compared to 49.9 percent for the quarter ended June 30, 2012.  The decrease is primarily due to lower expected gross margins on certain contracts in process at June 30, 2013 versus the comparable quarter last fiscal year.  Gross profit margin on product sales for the first quarter this year decreased to 34.5 percent compared to 36.8 percent for the first quarter last year due to changes in product mix.

Research and development expenditures for the quarter ended June 30, 2013 increased to $54,908 compared to $12,647 for the quarter ended June 30, 2012 reflecting increased levels of cost-sharing on government research programs.

Production engineering costs were $1,093,069 for the first quarter versus $1,150,219 for the first quarter last fiscal year.  The decrease is attributable to lower levels of product qualification and testing activities during the current quarter.

Reimbursement of product qualification and testing costs under the DOE Grant was $773,458 for the quarter ended June 30, 2013 versus $764,636 for the comparable period last fiscal year reflecting increased estimated allowable reimbursement rates on product qualification and testing activities for the current fiscal year.

Selling, general and administrative expense for the quarter ended June 30, 2013 was $1,244,401 compared to $1,822,847 for the same quarter last year.  The decrease is primarily attributable to a reduction in force and other strategic cost reductions including lower levels of marketing, legal,  and recruiting and relocation expenses versus the comparable quarter last fiscal year.

Gain on sale of facility held for sale was $40,032 for the quarter ended June 30, 2013 versus zero for the first quarter last fiscal year.  The increase is associated with the sale of our former facility located in Frederick, Colorado during the current quarter.

Interest income decreased to $129 for the quarter ended June 30, 2013 versus $2,746 for the same quarter last fiscal year.  The decrease is attributable to lower invested balances.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2013 were adequate to meet operating needs.  At June 30, 2013, we had working capital (the excess of current assets over current liabilities) of $15,456,110 compared to $16,011,344 at March 31, 2013.

For the quarter ended June 30, 2013, net cash used in operating activities was $541,001 compared to net cash used in operating activities of $3,176,186 for the comparable quarter last fiscal year.  The decrease in cash used for the first quarter this fiscal year is primarily attributable to decreased net losses, significantly driven by lower operating costs as a result of a reduction in force and other strategic cost reductions, decreased levels of inventory purchases  and higher levels of accounts payable, partially offset by increased levels of accounts receivable.

Net cash provided by investing activities for the first quarter was $1,344,229 compared to cash provided by investing activities of $271,755 for the comparable quarter last fiscal year.  The change for the quarter ended June 30, 2013 was primarily due to cash proceeds from the sale of our former Frederick, Colorado facility, partially offset by decreased levels of net short-term investment maturities versus the prior comparable quarter.

Net cash provided by financing activities for the first quarter was $3,572 compared to net cash provided by financing activities of $15,647 for the comparable quarter last fiscal year.  The decrease in cash provided was primarily attributable to lower levels of proceeds from share issuances under our Employee Stock Purchase Plan.

We expect to fund our operations over the next year from existing cash and short-term investment balances, the reduction of inventories and continuing operations. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.  In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of June 30, 2013, the DOE has approved credit to UQM for matching funds of up to a total of $32 million.

As the markets for electrified vehicles continue to emerge and expand into additional vehicle platforms over the next several years, we expect to experience potentially rapid growth in our revenue coincident with the introduction of electric products for our customers. We believe we have sufficient cash resources to fund our expected rate of future growth; however, if our future growth occurs at a rate higher than our expectations, our existing cash and short-term investments may not be adequate to fund our operations and we may need to raise additional capital.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2013:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$880,383	880,383	-	-	-
Executive employment agreements (1)	646,294	524,000	-	-	122,294
Total	$1,526,677	1,404,383	-	-	122,294

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by six officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, allowance for doubtful accounts receivables, costs to complete contracts, the recoverability of inventories, the fair value of financial and long-lived assets and in the establishment of provisional billing rates on certain government contracts.  Actual results could differ materially from these estimates.

The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis.  As a result, the collectibility of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business.  Because substantially all of our customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2013, we established an allowance for bad debts of $3,838,092, principally due to the bankruptcy filing of CODA.  At June 30, 2013, the allowance for bad debts remained at $3,838,092.  In light of current economic conditions, we may need to maintain an allowance for bad debts in the future.    It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. At June 30, 2013, we had $7,693,366 of inventory originally purchased or manufactured for CODA that is now available for sale to other customers.  The actual realizable value of this inventory and our inventories generally may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Estimated costs for each project are developed by our engineering staff based upon a progression of technical tasks required to attain the project's objectives.  These estimates typically include the number of hours of work required by each category of personnel, the cost of subcontracts, materials and components, as well as costs for consultants and project related travel. These estimated costs are reviewed throughout the project and revised quarterly, if necessary, to accurately reflect our best estimate of the remaining costs necessary to complete the project. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts, changes in actual overhead costs versus estimated overhead costs and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably likely that estimated project costs to complete the projects in process at June 30, 2013 could change materially in the future, and any modification of management’s current estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

As of June 30, 2013, there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

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

As of June 30, 2013, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013 and March 31, 2013 we had accumulated deficits of $92,091,655 and $91,175,301, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we may continue to incur net losses at least through March 31, 2014 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended June 30, 2013 was $916,354 versus a net loss for the comparable quarter last fiscal year of $1,287,434.  Our net loss for the fiscal year ended March 31, 2013 was $10,688,312 versus a net loss for the fiscal years ended March 31, 2012 and 2011 of $4,928,520 and $1,992,358, respectively. At June 30, 2013, our cash and short-term investments totaled $5,334,699.  We may continue to incur net losses. Our existing cash resources, together with funding expected from our ARRA Grant should be sufficient to complete our business plan for at least the next two years. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

CODA has filed for bankruptcy protection and we may not be able to recover any amounts due to us under our Supply Agreement, including substantial amounts due for accounts receivable, inventory purchases and guaranteed minimum payments.

We executed a ten-year Supply Agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA at June 30, 2013 totaled $3.8 million, all of which had been reserved as uncollectible.  In addition, CODA is obligated under the Supply Agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  We plan to file all appropriate claims with the bankruptcy court; however, we may not receive any settlement on the balance owed to us under the Supply Agreement.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability of $998,790 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA.  The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive the entire $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

We have a $45.1 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $20.0 million and had funds receivable of $2.1 million under this Grant as of June 30, 2013. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Grant. If we are unable to match the total amount of the $45.1 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The total reimbursement of qualified costs to UQM under the award is currently limited to $32.0 million. We were required to provide the DOE with an updated budget revision application no later than July 12, 2013, which we provided prior to the deadline.   It is currently under review by the DOE.  If the DOE does not find the revision application acceptable, it reserves the right to: (1) stop payment on the contract; (2) renegotiate the contract; or (3) declare the grant terminated by mutual agreement after we have been given thirty days advance written notice and an opportunity to cure any deficiencies.  Although we expect to satisfy the requirements in the Grant, we cannot assure that all of the requirements will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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

Neodymium, a rare-earth mineral, is a key element used in the production of magnets that are a component of our electric propulsion systems. We currently source our magnets from China, and in calendar 2011, we experienced a significant price escalation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium. Prices have decreased materially since peaking in the summer of 2011.  They are, nevertheless, still slightly higher than the baseline prices at the beginning of calendar year 2011. We have implemented a magnet surcharge for all of our customers to recover these escalated costs. Although neodymium iron boron magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium from China could adversely affect our ability to obtain magnets in sufficient quantities, in a timely manner, or at a commercially reasonable cost. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our production costs, thereby reducing or eliminating our profit margin on electric propulsion systems if we are unable to pass the increase in our production costs on to our customers. Increasing prices to our customers due to escalating magnet costs may reduce demand for our motors and make it difficult or impossible to compete with other motor manufacturers whose motors do not use rare-earth minerals.

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

ITEM 5. OTHER INFORMATION

On August 1, 2013, the Board of Directors decided to no longer seek shareholder approval to amend UQM’s 2012 Equity Incentive Plan (the “Equity Plan”) and Stock Bonus Plan (the “Bonus Plan”) and has withdrawn these proposals from the agenda for its Annual Meeting scheduled for August 7, 2013.

The Board had originally proposed that UQM’s shareholders approve an amendment to the Equity Plan to increase the number of shares authorized for issuance under the Equity Plan by 1,000,000 shares and an amendment to the Bonus Plan to increase the number of shares authorized for issuance under the Bonus Plan by 100,000 shares.  These proposals were included as Proposal Nos. 3 and 4, respectively, in UQM’s definitive proxy statement on Schedule 14A as filed with the U.S. Securities and Exchange Commission on June 21, 2013.

UQM’s Compensation Committee has been and continues to review executive compensation, using an outside consultant, to benchmark latest trends, compare compensation programs to peer groups, and ensure that the Company’s policies are both competitive and consistent.  In addition, because the Bonus Plan has enough shares to accommodate the fiscal year 2013 equity bonus awards, as approved by the Compensation Committee, there is no need to request additional shares at this time.  In light of these on-going efforts, the Compensation Committee and the Board believe there is no need to increase the number of shares under the Bonus Plan and the Board has withdrawn Proposals 3 and 4 to increase the number of shares under the plans.

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

UQM Technologies, Inc.
Registrant
Date: August 1, 2013
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)