Form 10-Q
period 2013-09-30
UQM TECHNOLOGIES INC
filed 2013-11-05
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at November 4, 2013 was 37,523,679.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,071,049	$4,527,899
Accounts receivable, net	3,083,481	2,212,395
Costs and estimated earnings in excess of billings on
uncompleted contracts	230,139	178,264
Inventories	10,527,520	10,998,461
Facility held for sale	-	1,525,000
Prepaid expenses and other current assets	332,291	309,957
Total current assets	19,244,480	19,751,976

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	8,048,146	7,771,363
	14,247,777	13,970,994
Less accumulated depreciation	(6,085,017)	(5,507,801)
Net property and equipment	8,162,760	8,463,193

Patent costs, net of accumulated amortization of $865,530 and $845,795, respectively	204,646	206,287

Trademark costs, net of accumulated amortization of $66,474 and $64,230, respectively	108,284	110,528
Other assets	65,730	76,731
Total assets	$27,785,900	$28,608,715

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	September 30, 2013	March 31, 2013
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$704,606	$617,197
Other current liabilities	2,519,340	2,599,435
Short-term deferred compensation under executive employment
agreements	524,000	524,000
Total current liabilities	3,747,946	3,740,632

Long-term deferred compensation under executive employment agreements	142,229	103,412

Total liabilities	3,890,175	3,844,044

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,864,358 and 36,664,097 shares
issued and outstanding, respectively	368,644	366,641
Additional paid-in capital	116,031,005	115,573,331
Accumulated deficit	(92,503,924)	(91,175,301)
Total stockholders’ equity	23,895,725	24,764,671

Total liabilities and stockholders’ equity	$27,785,900	$28,608,715

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product sales	$1,838,676	$845,470	$3,525,936	$2,876,519
Contract services	203,282	350,634	464,533	716,013
	2,041,958	1,196,104	3,990,469	3,592,532
Operating costs and expenses:
Costs of product sales	974,979	518,754	2,080,514	1,801,617
Costs of contract services	218,416	213,459	399,150	396,535
Research and development	59,637	19,810	114,545	32,457
Production engineering	939,887	1,505,103	2,032,956	2,655,322
Reimbursement of costs under DOE grant	(1,352,201)	(965,564)	(2,125,659)	(1,730,200)
Selling, general and administrative	1,615,075	2,472,653	2,859,476	4,295,500
Gain on sale of facility held for sale	-	-	(40,032)	-
	2,455,793	3,764,215	5,320,950	7,451,231

Loss before other income	(413,835)	(2,568,111)	(1,330,481)	(3,858,699)

Other income:
Interest income	941	2,260	1,070	5,006
Other	625	2,303	788	2,711
	1,566	4,563	1,858	7,717

Net loss	$(412,269)	$(2,563,548)	$(1,328,623)	$(3,850,982)

Net loss per common share - basic and
diluted	$(0.01)	$(0.07)	$(0.04)	$(0.11)
Weighted average number of shares of common
stock outstanding - basic and diluted	36,836,009	36,547,878	36,752,977	36,471,063

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,328,623)	$(3,850,982)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	599,193	662,175
Gain on sale of facility held for sale	(40,032)	-
Non-cash equity based compensation	438,076	800,677
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	(942,799)	39,814
Inventories	470,941	(2,863,711)
Prepaid expenses and other current assets	(22,334)	(65,678)
Accounts payable and other current liabilities	7,314	359,641
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	128,824
Deferred compensation under executive
employment agreements	38,817	(113,026)
Net cash used in operating activities	(779,447)	(4,902,266)

Cash flows from investing activities:
Purchases of short-term investments	(297)	(246,136)
Maturities of short-term investments	-	483,058
Increase in other long-term assets	-	(293)
Acquisition of property and equipment	(420,355)	(311,580)
Property and equipment reimbursements received from DOE under
grant	174,708	143,136
Cash proceeds from sale of facility held for sale	1,565,032	-
Increase in patent and trademark costs	(18,092)	(15,455)
Net cash provided by investing activities	1,300,996	52,730

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	21,601	32,473
Purchase of treasury stock	-	(40,430)
Net cash provided by (used in) financing activities	21,601	(7,957)

Increase (decrease) in cash and cash equivalents	543,150	(4,857,493)
Cash and cash equivalents at beginning of period	4,527,899	11,637,940
Cash and cash equivalents at end of period	$5,071,049	$6,780,447

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

(2)   New Accounting Pronouncements

As of September 30, 2013, there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

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

The amortized cost and unrealized gain or loss of our investments at September 30, 2013 and March 31, 2013 were:

	September 30, 2013		March 31, 2013
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Long-term investments:
Certificates of deposit (included in other assets)	$62,733	$-	$62,436	$-

The time to maturity of held-to-maturity securities were:

	September 30, 2013	March 31, 2013

Three to six months	$-	$-
Six months to one year	-	-
Over one year	62,733	62,436
	$62,733	$62,436

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)  At September 30, 2013 and March 31, 2013, the estimated period to complete contracts in process ranged from one to sixteen months and one to twenty-one months, respectively.  We expect to collect all related accounts receivable arising from these contracts within sixty days of billing. The following summarizes contracts in process:

	September 30, 2013	March 31, 2013
Costs incurred on uncompleted contracts	$1,213,064	$838,246
Estimated earnings	575,264	515,299
	1,788,328	1,353,545
Less billings to date	(1,558,189)	(1,175,281)
Costs and estimated earnings in excess of billings on
uncompleted contracts	$230,139	$178,264

(5)  Inventories at September 30, 2013 and March 31, 2013 consisted of:

	September 30, 2013	March 31, 2013
Raw materials	$7,744,341	$8,097,342
Work-in-process	267,400	356,696
Finished products	2,515,779	2,544,423
	$10,527,520	$10,998,461

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the six month periods ended September 30, 2013 and 2012.

(6)   Facility Held for Sale

We had listed our former facility in Frederick, Colorado for sale with a commercial real estate broker as of March 31, 2013. The facility was reclassified as a current asset and we had discontinued depreciating the asset pending the sale of the building.

On June 6, 2013, we closed on the sale the building.  The sales price was $1,650,000 and net proceeds were $1,565,032.

(7)   Government Grant

We have a $45.1 million grant (the “Grant”) with the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The period of the Grant is through January 12, 2015. We recognize government grant reimbursements when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant money will be received.

Funding for qualifying project costs incurred is currently limited to $32.0 million.  We were required to provide the DOE with an updated budget revision application by July 12, 2013, which we provided prior to the

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

deadline. It is currently under review by the DOE.  If the DOE does not find the revision application acceptable, it reserves the right to: (1) stop payment on the contract; (2) renegotiate the contract; or (3) declare the grant terminated by mutual agreement after we have been given thirty days advance written notice and an opportunity to cure any deficiencies.

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

During the current quarter, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement of costs recorded for the quarter and six month period of $817,000 and $958,000, respectively.  We expect our DOE reimbursements to return to approximate historical levels for the duration of the program. At September 30, 2013, we had received reimbursements from the DOE under the Grant totaling $21.2 million and had funds receivable under the Grant of $2.4 million.  Subsequent to the end of the quarter, the DOE paid $2.2 million against the funds receivable.

The application of grant funds to the recorded value of eligible capital asset purchases under the Grant as of September 30, 2013 and March 31, 2013 are as follows:

	September 30, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,088,930	4,044,465	4,044,465
	$18,892,054	$9,446,027	$9,446,027

	March 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	$9,192,266	$9,192,266

(8)   Other current liabilities at September 30, 2013 and March 31, 2013 consist of:

	September 30, 2013	March 31, 2013
Accrued payroll and employee benefits	$174,794	$174,135
Accrued personal property and real estate taxes	234,933	264,814
Accrued warranty costs	153,988	77,393
Unearned revenue	171,419	71,442
Accrued royalties	48,336	48,336
Accrued import duties	813,740	813,740
Accrued vendor settlements	916,809	1,050,000
Other	5,321	99,575
	$2,519,340	$2,599,435

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9)   Stock-Based Compensation

Stock Option Plans

As of September 30, 2013, we had 1,100,000 shares of common stock authorized and 10,031 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).    The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Non-Employee Director Stock Option Plan

In February 1994, our Board of Directors ratified a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2013, we had 1,000,000 shares of common stock authorized and 184,798 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At September 30, 2013, we had 700,000 shares of common stock authorized and 336,041 shares of common stock available for issuance under the Stock Purchase Plan.  During the quarters and six month periods ended September 30, 2013 and 2012, we issued 28,618 and 141, and 34,030 and 26,836 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters and six month periods ended September 30, 2013 and 2012 was $18,029 and $172, and $21,601 and $32,473, respectively.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of September 30, 2013, we had 1,954,994 shares of common stock authorized and there were 47,149 shares of common stock available for future grant under the Stock Plan.    Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant. There were 441,195 and 440,934, and 452,195 and 440,934 shares granted to employees under the Stock Plan during the quarters and six month periods ended September 30, 2013 and 2012, respectively.

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

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarters and six month periods ended September 30, 2013 and 2012, were based on estimates at the date of grant as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Weighted average estimated
fair value of grant	$0.73	$0.56	$0.67	$0.56
Expected life (in years)	5.0	6.4	4.8	6.4
Risk free interest rate	2.61%	1.31%	2.30%	1.31%
Expected volatility	72.55%	72.58%	73.91%	72.56%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2013 and 2012 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Costs of contract services	$6,432	$4,774	$12,065	$10,301
Costs of product sales	9,963	11,089	20,318	21,836
Research and development	1,680	792	3,262	1,305
Production engineering	35,125	48,041	72,348	78,596
Selling, general and administrative	222,152	535,140	330,083	688,639
	$275,352	$599,836	$438,076	$800,677

Share-based compensation capitalized in inventories was insignificant as of September 30, 2013 and March 31, 2013.

We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2013 and 2012 were insignificant.

All options/shares granted under the Non-Employee Director Stock Option Plan /Director’s Plan are fully vested.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the status of non-vested shares under the 2012 Equity Incentive Plan and its predecessor plan as of September 30, 2013 and 2012 and changes during the quarters and six month periods ended September 30, 2013 and 2012 are presented below:

	Six Months Ended September 30, 2013		Six Months Ended September 30, 2012
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at April 1	1,152,828	$0.84	668,722	$1.69
Granted	14,000	$0.38	25,000	$0.71
Vested	(8,333)	$0.71	-	$-
Forfeited	-	$-	(2,518)	$1.61
Non-vested at June 30	1,158,495	$0.83	691,204	$1.65
Granted	-	$-	1,075,000	$0.89
Vested	(441,373)	$0.96	(543,557)	$1.32
Forfeited	(12,262)	$0.84	(16,985)	$1.89
Non-vested at September 30	704,860	$0.76	1,205,662	$0.88

As of September 30, 2013,  there was $434,727 of total unrecognized compensation costs related to stock options granted under the 2012 Equity Incentive Plan and its predecessor plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty months.  The total fair value of stock options that vested during the quarter and six month period ended September 30, 2013 was $423,022 and $428,939, respectively.  The total fair value of stock options that vested during both the quarter and six month period ended September 30, 2012 was $719,857.

A summary of the non-vested shares under the Stock Bonus Plan as of September 30, 2013 and 2012 and changes during the quarters and six month periods ended September 30, 2013 and 2012 are presented below:

	Six Months Ended September 30, 2013		Six Months Ended September 30, 2012
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	358,855	$1.22	167,680	$2.44
Granted	11,000	$0.69	-	$-
Vested	-	$-	(47,004)	$2.49
Forfeited	-	$-	-	$-
Non-vested at June 30	369,855	$1.21	120,676	$2.42
Granted	441,195	$1.20	440,934	$0.87
Vested	(166,231)	$1.34	(202,755)	$1.17
Forfeited	(3,840)	$1.25	-	$-
Non-vested at September 30	640,979	$1.17	358,855	$1.22

As of September 30, 2013, there was $653,734  of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at September 30, 2013 is expected to be recognized over a weighted-average period of twenty-nine  months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2013 under our 2012 Equity Incentive Plan and its predecessor plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2013	3,569,118	$2.21	5.0 years	$-
Granted	14,000	$0.69
Exercised	-	$-		$-
Forfeited	(361,552)	$2.81
Outstanding at June 30, 2013	3,221,566	$2.14	5.1 years	$340,190
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(237,382)	$2.13

Outstanding at September 30, 2013	2,984,184	$2.14	5.2 years	$1,012,971

Exercisable at September 30, 2013	2,279,325	$2.46	4.2 years	$450,133

Vested and expected to vest at September 30, 2013	2,947,449	$2.15	5.2 years	$982,450

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2012 under our 2002 Equity Incentive Plan is as follows:

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2013 under our Director’s Plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2013	682,577	$1.76	3.2 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2013	682,577	$1.76	3.0 years	$127,398
Granted	75,340	$1.19
Exercised	-	$-		$-
Forfeited	(35,294)	$2.18

Outstanding at September 30, 2013	722,623	$1.68	3.6 years	$372,513

Exercisable at September 30, 2013	722,623	$1.68	3.6 years	$372,513

Vested and expected to vest at September 30, 2013	722,623	$1.68	3.6 years	$372,513

Additional information with respect to stock option activity during the quarter and six month period ended September 30, 2012 under our Director’s Plan is as follows:

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

Cash received by us upon the exercise of stock options under the Equity Incentive Plan and the Directors Plan was zero for the quarters and six month periods ended September 30, 2013 and September 30, 2012.  The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter and six month period ended September 30, 2013 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2013	36,664,097	$366,641	$115,573,331	$(91,175,301)	$24,764,671

Issuance of common stock under
employee stock purchase plan	5,412	54	3,518	-	3,572
Compensation expense from
employee and director stock
option and common stock grants	-	-	162,724	-	162,724
Net loss	-	-	-	(916,354)	(916,354)
Balances at June 30, 2013	36,669,509	$366,695	$115,739,573	$(92,091,655)	$24,014,613

Issuance of common stock under
employee stock purchase plan	28,618	286	17,743	-	18,029
Issuance of common stock under
stock bonus plan	166,231	1,663	34,836	-	36,499
Compensation expense from
employee and director stock
option and common stock grants	-	-	238,853	-	238,853
Net loss	-	-	-	(412,269)	(412,269)
Balances at September 30, 2013	36,864,358	$368,644	$116,031,005	$(92,503,924)	$23,895,725

(11) Significant Customers

We have historically derived significant revenue from a few key customers.  Revenue from Electric Vehicles International totaled $60,885 and $104,160 for the quarters ended September 30, 2013 and 2012, respectively, which was 3 percent and 9 percent of our consolidated total revenue, respectively. Revenue from Electric Vehicles International totaled $474,445 and $243,040 for the six month periods ended September 30, 2013 and 2012, respectively, which was 12 percent and 7 percent of our consolidated total revenue, respectively.

Trade accounts receivable from Electric Vehicles International were 2 percent and 3 percent of consolidated total accounts receivable as of September 30, 2013 and March 31, 2013, respectively.

Revenue from Roush Performance Products totaled $440,022 and zero for the quarters ended September 30, 2013 and 2012, respectively, which was 22 percent and nil of our consolidated total revenue, respectively. Revenue from Roush Performance Products totaled $559,867 and zero for the six month periods ended September 30, 2013 and 2012, respectively, which was 14 percent and nil of our consolidated total revenue, respectively.

Trade accounts receivable from Roush were 7 percent and 4 percent of consolidated total accounts receivable as of September 30, 2013 and March 31, 2013, respectively.

Revenue from the Trajon Company totaled $216,301 and $35,560 for the quarters ended September 30, 2013 and 2012, respectively, which was 11 percent and 3 percent of our consolidated total revenue, respectively.  Revenue from the Trajon Company totaled $216,301 and $131,790 for the six month periods ended September

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

30, 2013 and 2012, respectively, which was 5 percent and 4 percent of our consolidated total revenue, respectively.

Trade accounts receivable and inventories associated with this customer totaled zero as of September 30, 2013 and March 31, 2013.

Revenue derived from contracts with agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors totaled $178,532 and $326,950, and $434,783 and $620,586 for the quarters and six month periods ended September 30, 2013 and 2012, respectively, which was 9 percent and 27 percent, and 11 percent and 17 percent of our consolidated total revenue for the quarters and six month periods ended September 30, 2013 and 2012, respectively. Accounts receivable from government-funded contracts represented 78 percent and 9 percent of total accounts receivable as of September 30, 2013 and March 31, 2013, respectively.

(12)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income,” net.  As of September 30, 2013 and 2012, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2008 through 2012 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(13) Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive.  At September 30, 2013 and 2012, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 640,979 and 358,855 were being held by the Company.  For the quarters and six month periods ended September 30, 2013 and 2012 respectively, 99,492 and 32,681, and 38,354 and 47,430 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At September 30, 2013 and 2012, options to purchase 3,721,309 and 4,590,325 shares of common stock, respectively, were outstanding.  For the quarters and six month periods ended September 30, 2013 and 2012, respectively, options for 2,222,706 and 3,181,758 and 2,312,548 and 3,156,758 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options determined under the treasury stock method to acquire 490,432 and 163,541, and 289,701 and 224,330 shares of common stock for the quarters and six month periods ended September 30, 2013 and 2012, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

(14) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Investments:

The carrying value of these instruments is the amortized cost of the investments which approximates fair value.  See Note 3.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(15) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of September 30, 2013 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$666,229	-	-	$666,229

Note (1) $524,000 included in current liabilities and $142,229 included in long term liabilities on our consolidated condensed balance sheet as of September 30, 2013.

Liabilities measured at fair value on a recurring basis as of March 31, 2013 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$627,412	-	-	$627,412

Note (1) $524,000 included in current liabilities and $103,412 included in long term liabilities on our consolidated condensed balance sheet as of March 31, 2013.

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements.  The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model. The significant unobservable input used in the calculation is a discount rate of 14 percent, which is based on the expected cost of capital for the Company.  A 1 percent change in this discount rate would result in approximately a $1,000 change in the recorded value of the liability.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$646,294	$589,242	$627,412	$715,107
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses (realized and unrealized):
Included in earnings	19,935	12,839	38,817	38,981
Included in other comprehensive income	-	-	-	-
Settlements	-	-	-	(152,007)
Balance at the end of period	$666,229	$602,081	$666,229	$602,081

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the period	$19,935	$12,839	$38,817	$38,981

(16) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers.  Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements over their remaining terms is $2,227,667.  In addition, we have recorded a liability of $666,229 and $627,412 at September 30, 2013 and March 31, 2013, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current and former officers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our management with respect to, among other things, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our annual report on Form 10-K for the fiscal year ended March 31, 2013.

Introduction

UQM Technologies, Inc., (“UQM” or the “Company”) is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the automotive, commercial truck, bus, marine and military markets. We generate revenue from two principal activities: 1) the sale of motors, generators and electronic controls; and 2) research, development and application engineering services that are paid for by our customers.  Our product sales consist of annually recurring higher volume production sales, prototype low volume sales, which are generally sold to a broad range of customers, and revenues derived from the sale of refurbished and serviced products. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.  Historically, quarterly product sales have fluctuated depending on our customers’ buying cycles, and we expect this fluctuation to continue in the future.

We expect demand for our electric propulsion system and generator products to increase as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of a global effort to provide a broader selection of highly fuel efficient vehicles to consumers.  This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger bus, commercial truck and van and passenger automobile markets, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, and progressively more challenging Consumer Average Fuel Economy Standards (“CAFE") and carbon dioxide emission regulations.  Domestically, the federal government offers a tax credit of up to $7,500 on the purchase of passenger electric vehicles, and various states offer additional rebates and incentives. Based on the success of California’s Hybrid and Zero Emission Truck and Bus Voucher program, a point-of-sale purchase incentive program, other states including New York, New Jersey, Oregon, Illinois and Michigan are considering implementing similar subsidy plans. There are additional subsidies worldwide to encourage growth of the electric passenger car, bus and truck markets

We have entered into multi-year agreements to supply electric propulsion systems to Proterra, a developer and manufacturer of all-electric composite transit buses, Boulder EV, a developer and manufacturer of all-electric delivery trucks and work utility trucks, and Electric Vehicles International (“EVI”), a developer and manufacturer of all-electric medium-duty delivery trucks.  EVI has supplied UPS 100 all-electric delivery vans powered by our electric propulsion systems as a test program for their fleet of vans.  We are also supplying an automotive qualified DC-to-DC converter to Eaton Corporation, which is used on board medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar.  Also, during the quarter ended June 30, 2013, we announced a sales contract with Zenith Motors, LLC, to provide PowerPhase Pro® 135 systems as the drivetrain in their all-electric shuttle vans.  Shipments began in that quarter and will continue during the remainder of fiscal year 2014.

We supply our electric propulsion systems and generators to several international automakers as part of their hybrid-electric, plug-in hybrid electric, all-electric and fuel cell all-electric vehicle development programs.  In particular, our electric propulsion systems are powering a large fleet of all-electric Audi A1 e-tron development vehicles, and recent press reviews of the test program have been very favorable.  Also, we have renewed our discussions with National Electric Vehicle Sweden AB (“NEVS”), formerly SAAB, to supply them with our electric propulsion systems.

We are in discussions with several potential Chinese partners for both all-electric and hybrid-electric vehicles.  We have signed a Memorandum of Understanding with one major Chinese company for the development and marketing of UQM®  electric propulsion systems for New Energy Vehicles in China. This agreement expands the global reach of UQM, and represents the initial step in our strategy to penetrate the Chinese market with our leading electric propulsion products.  Under the agreement, UQM and its China-based partner will work collaboratively to introduce UQM products into the Chinese market for use in New Energy Vehicles. The China State Council published its New Energy Vehicles plan in July, 2012, setting a goal of 500,000 energy-efficient and clean vehicles on the road in China by 2015, and five million vehicles by 2020.  In September, 2013, China’s National Development and Reform Commission and three other ministries jointly announced a new round of New Energy Vehicle supportive policies for 2013 - 2015. Various levels of government subsidies for electric vehicles were announced, including subsidies for pure electric buses of RMB 500,000 each (approximately $80,000),  electric trucks of RMB 150,000 each (approximately $24,000) and plug-in electric and fuel cell passenger vehicles of RMB 60,000 each (approximately $9,600).

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

On May 1, 2013, our former customer CODA Automotive (“CODA”) filed for reorganization under the U.S. Bankruptcy Code.  We have filed all appropriate claims against the CODA bankruptcy estate; however, we expect to ultimately recover only a small percentage of the amount claimed, if any.  As of September 30, 2013, we believe we have recorded all impairments and liabilities that have or could arise as a result of the CODA bankruptcy.

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

At September 30, 2013, we had received reimbursements from the DOE under the Grant totaling $21.2 million and had funds receivable under the Grant of $2.4 million.  Subsequent to the end of the quarter, the DOE paid $2.2 million against the funds receivable.

We had listed our former facility in Frederick, Colorado for sale with a commercial broker.  As a result, the carrying value of the facility was classified as a current asset and listed under the caption facility held for sale at March 31, 2013.  On June 6, 2013, we closed on the sale the building.  The sales price was $1,650,000 and net proceeds were $1,565,032.

Financial Condition

Cash and cash equivalents at September 30, 2013 were $5,071,049 and working capital was $15,496,534, compared with $4,527,899 and $16,011,344, respectively, at March 31, 2013.  The increase in cash and cash equivalents is primarily attributable to the sale of our former facility partially offset by operating losses.  The decrease in working capital is primarily attributable to operating losses and investments in property and equipment.

Accounts receivable increased $871,086 to $3,083,481 at September 30, 2013 from $2,212,395 at March 31, 2013.  The increase is primarily due to increased levels of billings outstanding under our DOE Grant.  Many of our customers are large well-established companies of high credit quality.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers, our standard terms are net 30 days.  For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery.  At September 30, 2013 and March 31, 2013, we had an allowance for bad debts of zero and $3,838,092, respectively. The allowance for bad debts as of March 31, 2013 relates to amounts owed to us by CODA.

Costs and estimated earnings on uncompleted contracts increased $51,875 to $230,139 at September 30, 2013 versus $178,264 at March 31, 2013.  The increase is due to timing of billings on certain contracts in process at September 30, 2013 versus March 31, 2013.  Estimated earnings on contracts in process increased to $575,264 on revenue recognized of $1,788,328 at September 30, 2013, compared to estimated earnings on contracts in process of $515,299 on revenue recognized of $1,353,545 at March 31, 2013.  The increase in estimated earnings is attributable to higher levels of funded engineering contracts in process, partially offset by lower expected margin on certain contracts in process at September 30, 2013.

Inventories decreased $470,941 to $10,527,520 at September 30, 2013,  reflecting increased shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets increased to $332,291 at September 30, 2013 from $309,957 at March 31, 2013 primarily due to prepayments on commercial insurance policies.

We invested $177,877 and $420,355 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter and six month period ended ended September 30, 2013 compared to $107,431 and $311,580 during the comparable quarter and six month period last fiscal year.  The increase in capital expenditures is primarily attributable investments in production equipment for our PowerPhase HD®  propulsion system during the first half of this fiscal year.  Cash reimbursements for capital assets under the DOE Grant for the quarter and six month period ended September 30, 2013 were $149,769 and $174,708, respectively.    Cash reimbursements for capital assets under the DOE Grant for the quarter and six month period ended September 30, 2012 were $98,991 and $143,136, respectively.

Patent costs decreased to $204,646 at September 30, 2013 versus $206,287 at March 31, 2013 primarily due to the systematic amortization of patent issuance costs.  Similarly, trademark costs decreased to $108,284 at September 30, 2013 versus $110,528 at March 31, 2013 primarily due to the systematic amortization of trademark costs.

Accounts payable increased $87,409 to $704,606 at September 30, 2013 from $617,197 at March 31, 2013, primarily due to the timing of vendor payments.

Other current liabilities decreased to $2,519,340 at September 30, 2013 from $2,599,435 at March 31, 2013. The decrease is primarily attributable to reduced levels of accrued personal property taxes, real estate taxes, accrued vendor settlements and accrued audit fees, partially offset by increased levels of accrued warranty costs and higher levels of customer deposits at September 30, 2013.

Short-term deferred compensation under executive employment agreements was $524,000 at both September 30, 2013 and March 31, 2013 reflecting a retirement payment obligation that will be paid in December 2013.  Long-term deferred compensation under executive employment agreements was $142,229 at September 30, 2013 versus $103,412 at March 31, 2013 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $368,644 and $116,031,005, respectively, at September 30, 2013 compared to $366,641 and $115,573,331 at March 31, 2013. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the Stock Bonus Plan, and the periodic expensing of non-cash share-based payments associated with option grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations

Quarter Ended September 30, 2013

Product sales revenue for the current quarter increased 118 percent to $1,838,676 versus $845,470 for the comparable quarter last fiscal year. The increase is primarily due to increased shipments of PowerPhase HD®,  PowerPhase Pro®, PowerPhase Select®  and other propulsion systems to a variety of customers.

Revenue from contract services decreased to $203,282 at September 30, 2013 versus $350,634 for the comparable quarter last year. This was driven by a change in mix of contracts in process during the current quarter and by a change in our cumulative estimate of reimbursable rates under a cost-reimbursement type contract which resulted in a decrease in contract services revenue of $95,000.

Gross profit margins for the quarter ended September 30, 2013 increased to 41.6 percent compared to 38.8 percent for the quarter ended September 30, 2012.  Gross profit margin on product sales for the second quarter this year increased to 47.0 percent compared to 38.6 percent for the second quarter last year primarily due to lower overhead costs arising from higher volumes.  Gross profit margin on contract services decreased to negative 7.4 percent for the second quarter this fiscal year compared to 39.1 percent for the quarter ended September 30, 2012, resulting from a change in mix of contracts in process in the current quarter and the change in our cumulative estimate of reimbursable rates noted above.

Research and development expenditures for the quarter ended September 30, 2013 increased to $59,637 compared to $19,810 for the quarter ended September 30, 2012 reflecting increased levels of activity on cost-sharing government research programs.

Production engineering costs were $939,887 for the second quarter versus $1,505,103 for the comparable quarter last fiscal year. The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with product qualification and testing activities for our PowerPhase HD propulsion system.

Reimbursement of product qualification and testing costs under the DOE Grant was $1,352,201 for the quarter ended September 30, 2013 versus $965,564 for the comparable quarter last fiscal year.  During the quarter ended September 30, 2013, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our quarterly reimbursement recorded of $817,000. This increase was partially offset by decreased levels of reimbursable production engineering activities versus the comparable quarter last fiscal year.  We expect our DOE reimbursements to return to approximate historical levels for the duration of the program.

Selling, general and administrative expense for the quarter ended September 30, 2013 was $1,615,075 compared to $2,472,653 for the same quarter last year, a decrease of 35 percent. The decrease is primarily attributable to cost reduction efforts versus the comparable quarter last fiscal year.

Interest income decreased to $941 for the quarter ended September 30, 2012 versus $2,260 for the same quarter last fiscal year. The decrease is attributable to lower yields on invested cash balances.

As a result, net loss for the quarter ended September 30, 2013 was $412,269, or $0.01 per common share, compared to a net loss of $2,563,548, or $0.07 per common share, for the comparable quarter last year.

Six Months Ended September 30, 2013

Product sales for the six month period ended September 30, 2013 increased 23 percent to $3,525,936 compared to $2,876,519 for the comparable period last year. The increase is primarily due to increased shipments of PowerPhase HD® and PowerPhase Pro®  propulsion systems, partially offset by decreased levels of PowerPhase Select®  propulsion systems.

Revenue from contract services decreased to $464,533 for the six month period ended September 30, 2013 versus $716,013 for the comparable period last year. This was driven by a change in mix of contracts in process during the current six month period and by a change in our cumulative estimate of reimbursable rates under a cost-reimbursement type contract which resulted in a decrease in contract services revenue of $79,400.

Gross profit margins for the six month period ended September 30, 2013 decreased to 37.9 percent compared to 38.8 percent for the comparable six month period last fiscal year. Gross profit margin on product sales for the six month period ended September 30, 2013 increased to 41.0 percent compared to 37.4 percent for the comparable period last year. The increase is primarily due to changes in product mix and lower overhead costs arising from higher volumes. Gross profit margin on contract services decreased for the six month period to 14.1 percent versus 44.6 percent for the comparable six month period last fiscal year resulting from a change in mix of contracts in process in the current period and the change in our cumulative estimate of reimbursable rates noted above.

Research and development expenditures for the six month period ended September 30, 2013 increased to $114,545 compared to $32,457 for the same period last year reflecting increased levels of activity on cost-sharing government research programs.

Production engineering costs were $2,032,956 for the six month period ended September 30, 2013 versus $2,655,322 for the comparable six month period last year. The decrease is attributable to higher than normal product qualification and testing activities during the prior comparable six month period associated with product qualification and testing activities for our PowerPhase HD propulsion system.

Reimbursements of costs under the DOE Grant were $2,125,659 for the six months ended September 30, 2013 versus $1,730,200 for the comparable period last year.    During the six month period ended September 30, 2013, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our first half reimbursement recorded of $958,000. This increase was partially offset by decreased levels of reimbursable production engineering activities versus the comparable period last fiscal year.  We expect our DOE reimbursements to return to approximate historical levels for the duration of the program.

Selling, general and administrative expense for the six month period ended September 30, 2013 was $2,859,476 compared to $4,295,500 for the same period last year, a decrease of 33 percent.  The decrease is primarily attributable to cost reduction efforts versus the comparable period last fiscal year.

Interest income decreased to $1,070 for the six month period ended September 30, 2013 versus $5,006 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

As a result, net loss for the six month period ended September 30, 2013 was $1,328,623, or $0.04 per common share, compared to a net loss of $3,850,982, or $0.11 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended September 30, 2013 were adequate to meet operating needs.  At September 30, 2013, we had working capital of $15,496,534 compared to $16,011,344 at March 31, 2013.

For the six month period ended September 30, 2013, net cash used in operating activities was $779,447 compared to net cash used in operating activities of $4,902,266 for the comparable period last fiscal year.  The decrease in cash used for the first half of this fiscal year is primarily attributable to decreased net losses, significantly driven by lower operating costs as a result of a reduction in force and other strategic cost reductions, decreased levels of inventory purchases, partially offset by increased levels of accounts receivable.

Net cash provided by investing activities for the first half of this fiscal year was $1,300,996 compared to cash provided by investing activities of $52,730 for the comparable six month period last fiscal year.  The change for the first half of this fiscal year was primarily due to cash proceeds from the sale of our former Frederick, Colorado facility, partially offset by decreased levels of net short-term investment maturities versus the prior comparable quarter.

Net cash provided by financing activities for the first half this fiscal year was $21,601 compared to net cash used in financing activities of $7,957 for the comparable period last fiscal year.  The increase in cash provided was primarily attributable to a reduction in purchases of treasury stock during the first half of this fiscal year.

We expect to fund our operations over the next year from existing cash balances, the reduction of inventories and continuing operations. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially and we may need to raise additional capital.  In addition, our $45.1 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of September 30, 2013, the DOE had approved credit to UQM for matching funds of up to a total of $32 million, of which $23.6 million had been expended under the Grant.

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

If our existing financial resources are not sufficient to execute our business plan, including meeting future funding requirements under the DOE Grant or increased working capital needs, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. Based on our current level of operations, we believe we have sufficient cash to fund our operations for at least the next two years.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2013:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$666,158	$666,158	$-	$-	$-
Executive employment agreements (1)	666,229	524,000	-	-	142,229
Total	$1,332,387	$1,190,158	$-	$-	$142,229

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by five officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, allowance for doubtful accounts receivables, accrued warranty costs, accrued vendor settlement obligations, accrued import duties, deferred compensation under executive employment agreements, costs to complete contracts, the recoverability of inventories, the fair value of financial and long-lived assets and in the establishment of provisional billing rates on certain government contracts.  Actual results could differ materially from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis.  As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business.  Because substantially all of our current customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2013, we established an allowance for bad debts of $3,838,092,  principally due to the bankruptcy filing of CODA.  At September 30, 2013, the allowance for bad debts has been written off.  In light of current economic conditions, we may need to maintain an allowance for bad debts in the future.  It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. On May 1, 2013, the date CODA filed for bankruptcy protection, we had approximately $8.2 million of inventory originally purchased or manufactured for CODA, substantially all of which remained on hand at September 30, 2013. The inventory is now available for sale to other customers.  The actual realizable value of this inventory and our inventories generally may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.

Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Estimated costs for each project are developed by our engineering staff based upon a progression of technical tasks required to attain the project's objectives.  These estimates typically include the number of hours of work required by each category of personnel, the cost of subcontracts, materials and components, as well as costs for consultants and project related travel. These estimated costs are reviewed throughout the project and revised quarterly, if necessary, to accurately reflect our best estimate of the remaining costs necessary to complete the project. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts, changes in actual overhead costs versus estimated overhead costs and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably likely that estimated project costs to complete the projects in process at September 30, 2013 could change materially in the future, and any modification of management’s current estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

As of September 30, 2013, there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold or issue financial instruments for trading purposes and all of our product sales, and related receivables are payable in U.S. dollars.

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

As of September 30, 2013, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as updated below, there have been no significant changes in the risk factors previously identified as being applicable to us and our business in our annual report on Form 10-K for the fiscal year ended March 31, 2013:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2013	2012	2011

Net loss	$10,688,312	$4,928,520	$1,992,358

As of September 30, 2013 and March 31, 2013, we had accumulated deficits of $92,503,924 and $91,175,301, respectively.

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

Our net loss for the quarter ended September 30, 2013 was $412,269 versus a net loss for the comparable quarter last fiscal year of $2,563,548.  Our net loss for the fiscal year ended March 31, 2013 was $10,688,312 versus a net loss for the fiscal years ended March 31, 2012 and 2011 of $4,928,520 and $1,992,358, respectively. At September 30, 2013, our cash balance was  $5,071,049.  We may continue to incur net losses. Our existing cash resources, together with funding expected from our ARRA Grant, should be sufficient to complete our business plan for at least the next two years. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

CODA has filed for bankruptcy protection and we may not be able to recover any amounts due to us under our Supply Agreement, including substantial amounts due for accounts receivable, inventory purchases and guaranteed minimum payments.

We executed a ten-year Supply Agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA totaled $3.8 million, all of which had been written off at September 30, 2013.  In addition, CODA was obligated under the Supply Agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  We filed all appropriate claims with the bankruptcy court; however, we may not receive any settlement on the balance owed to us under the Supply Agreement.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability of $916,809 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA.  The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive the entire $45.1 million grant we were awarded and may be required to return amounts already paid to us under the grant.

We have a $45.1 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $21.2 million and had funds receivable of $2.4 million under this Grant as of September 30, 2013. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to make a cash investment on a dollar-for-dollar matching basis to receive funds under this Grant. If we are unable to match the total amount of the $45.1 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The total reimbursement of qualified costs to UQM under the award is currently limited to $32.0 million. We were required to provide the DOE with an updated budget revision application by July 12, 2013, which we provided prior to the deadline.   It is currently under review by the DOE.  If the DOE does not find the revision application acceptable, it reserves the right to: (1) stop payment on the contract; (2) renegotiate the contract; or (3) declare the grant terminated by mutual agreement after we have been given thirty days advance written notice and an opportunity to cure any deficiencies.  Although we expect to satisfy the requirements in the Grant, we cannot assure that all of the requirements will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1Certification of Chief Executive Officer

31.2Certification of Chief Financial Officer

32.1Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: November 5, 2013
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)