Form 10-Q
period 2013-12-31
UQM TECHNOLOGIES INC
filed 2014-01-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December  31, 2013

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at January 28, 2014 was 37,548,959.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	December 31, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,263,510	$4,527,899
Accounts receivable, net of allowance for doubtful accounts of zero and
$3,838,092, respectively	682,980	2,212,395
Costs and estimated earnings in excess of billings on
uncompleted contracts	445,037	178,264
Inventories	10,255,074	10,998,461
Facility held for sale	-	1,525,000
Prepaid expenses and other current assets	304,417	309,957
Total current assets	17,951,018	19,751,976

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	8,208,689	7,771,363
	14,408,320	13,970,994
Less accumulated depreciation	(6,348,064)	(5,507,801)
Net property and equipment	8,060,256	8,463,193

Patent costs, net of accumulated amortization of $872,118 and $845,795,
respectively	227,339	206,287

Trademark costs, net of accumulated amortization of $67,595 and $64,230,
respectively	107,163	110,528
Other assets	65,880	76,731
Total assets	$26,411,656	$28,608,715

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	December 31, 2013	March 31, 2013
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$551,701	$617,197
Other current liabilities	1,666,114	2,599,435
Short-term deferred compensation under executive employment
agreements	-	524,000
Total current liabilities	2,217,815	3,740,632

Long-term deferred compensation under executive employment agreements	162,165	103,412

Total liabilities	2,379,980	3,844,044

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 36,891,654 and 36,664,097 shares
issued and outstanding, respectively	368,917	366,641
Additional paid-in capital	116,232,596	115,573,331
Accumulated deficit	(92,569,837)	(91,175,301)
Total stockholders’ equity	24,031,676	24,764,671

Total liabilities and stockholders’ equity	$26,411,656	$28,608,715

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Product sales	$1,825,351	$1,692,276	$5,351,287	$4,568,795
Contract services	214,898	235,794	679,431	951,807
	2,040,249	1,928,070	6,030,718	5,520,602
Operating costs and expenses:
Costs of product sales	1,053,716	1,529,852	3,134,230	3,331,469
Costs of contract services	153,647	121,624	552,797	518,159
Research and development	44,307	23,190	158,852	55,647
Production engineering	818,460	991,653	2,851,416	3,646,975
Reimbursement of costs under DOE grant	(451,026)	(1,446,356)	(2,576,685)	(3,176,556)
Selling, general and administrative	1,220,184	1,434,241	4,079,660	5,729,741
Impairment of assets	(726,640)	3,833,860	(726,640)	3,833,860
(Gain) loss on disposal of long-lived assets	-	407	(40,032)	407
	2,112,648	6,488,471	7,433,598	13,939,702

Loss before other income	(72,399)	(4,560,401)	(1,402,880)	(8,419,100)

Other income:
Interest income	339	5,244	1,409	10,250
Other	6,147	124	6,935	2,835
	6,486	5,368	8,344	13,085

Net loss	$(65,913)	$(4,555,033)	$(1,394,536)	$(8,406,015)

Net loss per common share - basic and
diluted	$0.00	$(0.12)	$(0.04)	$(0.23)
Weighted average number of shares of common
stock outstanding - basic and diluted	36,878,092	36,654,737	36,794,834	36,532,510

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,394,536)	$(8,406,015)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	869,951	986,029
Impairment of assets	(726,640)	3,833,860
(Gain) loss on disposal of long-lived assets	(40,032)	407
Non-cash equity based compensation	610,716	1,020,740
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	1,246,490	(523,607)
Inventories	743,387	(2,198,745)
Prepaid expenses and other current assets	5,540	12,793
Accounts payable and other current liabilities	(272,177)	(709,770)
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	78,584
Deferred compensation under executive
employment agreements	(465,247)	(100,186)
Net cash provided by (used in) operating activities	577,452	(6,005,910)

Cash flows from investing activities:
Purchases of short-term investments	(447)	(245,950)
Maturities of short-term investments	-	728,859
Increase in other long-term assets	-	(437)
Acquisition of property and equipment	(840,331)	(392,850)
Property and equipment reimbursements received from DOE under
grant	430,455	170,289
Cash proceeds from sale of facility held for sale	1,565,032	-
Increase in patent and trademark costs	(47,375)	(21,704)
Net cash provided by investing activities	1,107,334	238,207

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	39,438	75,178
Issuance of common stock upon exercise of employee stock options	11,387	-
Purchase of treasury stock	-	(40,430)
Net cash provided by financing activities	50,825	34,748

Increase (decrease) in cash and cash equivalents	1,735,611	(5,732,955)
Cash and cash equivalents at beginning of period	4,527,899	11,637,940
Cash and cash equivalents at end of period	$6,263,510	$5,904,985

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)    The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2013.

(2)   New Accounting Pronouncements

As of December  31, 2013, there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

(3)  At December  31, 2013 and March 31, 2013, the estimated period to complete contracts in process ranged from one to thirteen months and one to twenty-one months, respectively.  We expect to collect all related accounts receivable arising from these contracts within sixty days of billing. The following summarizes contracts in process:

	December 31, 2013	March 31, 2013
Costs incurred on uncompleted contracts	$1,366,709	$838,246
Estimated earnings	636,517	515,299
	2,003,226	1,353,545
Less billings to date	(1,558,189)	(1,175,281)
Costs and estimated earnings in excess of billings on
uncompleted contracts	$445,037	$178,264

(4)  Inventories at December 31, 2013 and March 31, 2013 consisted of:

	December 31, 2013	March 31, 2013
Raw materials	$7,697,141	$8,097,342
Work-in-process	126,976	356,696
Finished products	2,430,957	2,544,423
	$10,255,074	$10,998,461

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the nine month periods ended December 31, 2013 and 2012.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(5)   Facility Held for Sale

We had listed our former facility in Frederick, Colorado for sale with a commercial real estate broker as of March 31, 2013. The facility was reclassified as a current asset and we had discontinued depreciating the asset pending the sale of the building.

On June 6, 2013, we closed on the sale the building.  The sales price was $1,650,000 and net proceeds were $1,565,032.

(6)   Government Grant

We have a grant (the “Grant”) with the U.S. Department of Energy (“DOE”) under the American Recovery and Reinvestment Act for reimbursements up to a maximum of $32.4 million. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The period of the Grant is through January 12, 2015. We recognize government grant reimbursements when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant money will be received.

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

During the second quarter of the current fiscal year, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement of costs recorded for the nine month period ended December 31, 2013 of $958,000.  At December  31, 2013, we had received reimbursements from the DOE under the Grant totaling $24.0 million and had funds receivable under the Grant of $0.2 million.

The application of grant funds to the recorded value of eligible capital asset purchases under the Grant as of December  31, 2013 and March 31, 2013 are as follows:

	December 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,410,016	4,205,008	4,205,008
	$19,213,140	$9,606,570	$9,606,570

	March 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	$9,192,266	$9,192,266

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(7)   Other current liabilities at December  31, 2013 and March 31, 2013 consist of:

	December 31, 2013	March 31, 2013
Accrued payroll and employee benefits	$64,024	$174,135
Accrued personal property and real estate taxes	313,243	264,814
Accrued warranty costs	168,587	77,393
Unearned revenue	60,512	71,442
Accrued royalties	48,336	48,336
Accrued import duties	87,100	813,740
Accrued vendor settlements	916,809	1,050,000
Other	7,503	99,575
	$1,666,114	$2,599,435

In the third quarter of fiscal year 2013, we recorded a liability of $813,740 to accrue for potential import duties for products purchased from China. We appealed to the Department of Commerce and sought to have the duty fees reduced.  In December, 2013, the Department of Commerce issued a ruling that significantly reduced the amount of duties owed. Therefore, in the quarter ended December 31, 2013, we reduced our accrual for import duties by $726,640 to $87,100 reflecting the amount now owed.

(8)   Stock-Based Compensation

Stock Option Plans

As of December 31, 2013, we had 1,100,000 shares of common stock authorized and 14,870 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).    The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2013, we had 1,000,000 shares of common stock authorized and 224,173 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of December 31, 2013, we had 1,954,994 shares of common stock authorized and there were 47,149 shares of common stock available for future grant under the Stock Plan.    Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At December 31, 2013, we had 700,000 shares of common stock authorized and 321,539 shares of common stock available for issuance under the Stock Purchase Plan.

Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2013 and 2012 were insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. There were no stock options granted during the quarter ended December 31, 2013.  The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the quarter ended December 31, 2012 and the nine month periods ended December 31, 2013 and 2012, were based on estimates at the date of grant as follows:

	Quarter Ended
	December 31,	Nine Months Ended December 31,
	2012	2013	2012
Weighted average estimated
fair value of grant	$0.43	$0.67	$0.56
Expected life (in years)	2.5	4.8	6.3
Risk free interest rate	0.73%	2.30%	1.30%
Expected volatility	81.85%	73.91%	72.80%
Expected dividend yield	0.00%	0.00%	0.00%

The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2013 and 2012 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Costs of contract services	$3,647	$6,062	$15,712	$16,362
Costs of product sales	10,565	13,492	30,883	35,329
Research and development	4,282	846	7,544	2,152
Production engineering	30,659	35,765	103,007	114,360
Selling, general and administrative	123,487	163,898	453,570	852,537
	$172,640	$220,063	$610,716	$1,020,740

Share-based compensation capitalized in inventories was insignificant as of December 31, 2013 and March 31, 2013.

Stock Option Plans Activity

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the nine month period ended December 31, 2013 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2013	4,251,695	$2.14	4.7 years	$-
Granted	89,340	$1.11
Exercised	(12,794)	$0.89		$15,689
Forfeited	(736,604)	$2.69

Outstanding at December 31, 2013	3,591,637	$2.01	4.7 years	$1,859,201

Exercisable at December 31, 2013	2,895,111	$2.23	3.9 years	$1,102,526

Vested and expected to vest at December 31, 2013	3,555,224	$2.02	4.7 years	$1,818,171

Additional information with respect to stock option activity during the nine month period ended December 31, 2012 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	3,228,210	$2.78	3.9 years	$-
Granted	1,418,792	$0.87
Exercised	-	$-		$-
Forfeited	(176,420)	$2.97

Outstanding at December 31, 2012	4,470,582	$2.17	4.8 years	$-

Exercisable at December 31, 2012	3,309,967	$2.50	3.3 years	$-

Vested and expected to vest at December 31, 2012	4,413,233	$2.18	4.7 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the status of non-vested shares under our Stock Option Plans as of December 31, 2013 and 2012 and changes during the nine month periods ended December 31, 2013 and 2012 are presented below:

	Nine Months Ended December 31, 2013		Nine Months Ended December 31, 2012
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Option	Fair Value	Option	Fair Value
Non-vested at April 1	1,152,828	$0.84	668,722	$1.69
Granted	89,340	$0.68	1,418,792	$0.56
Vested	(533,380)	$0.92	(888,089)	$1.00
Forfeited	(12,262)	$0.84	(38,810)	$1.37
Non-vested at December 31	696,526	$0.75	1,160,615	$0.84

As of December 31, 2013, there was $351,378 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of seventeen months.  The total fair value of stock options that vested during the quarter and nine month period ended December 31, 2013 was $9,333 and $493,271, respectively.  The total fair value of stock options that vested during the quarter and nine month period ended December 31, 2012 was $77,058 and $885,916.

Cash received by us upon the exercise of stock options under our Stock Option Plans was $11,387 for the quarter and nine month period ended December 31, 2013 and zero for the quarter and nine month period ended December 31, 2012.  The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of December 31, 2013 and 2012 and changes during the nine month periods ended December 31, 2013 and 2012 are presented below:

	Nine Months Ended December 31, 2013		Nine Months Ended December 31, 2012
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	358,855	$1.22	167,680	$2.44
Granted	452,195	$1.18	454,866	$0.87
Vested	(166,231)	$1.34	(263,691)	$1.39
Forfeited	(3,840)	$1.25	-	$-
Non-vested at December 31	640,979	$1.17	358,855	$1.22

As of December 31, 2013, there was $571,609 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at December 31, 2013 is expected to be recognized over a weighted-average period of twenty-six months.

Stock Purchase Plan Activity

During the nine month periods ended December 31, 2013 and 2012, we issued 48,532 and 85,336 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

under the Stock Purchase Plan for the nine month periods ended December 31, 2013 and 2012 was $39,438 and $75,178, respectively.

(9)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarters and nine month period ended December 31, 2013 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2013	36,664,097	$366,641	$115,573,331	$(91,175,301)	$24,764,671

Issuance of common stock under
employee stock purchase plan	5,412	54	3,518	-	3,572
Compensation expense from
employee and director stock
option and common stock grants	-	-	162,724	-	162,724
Net loss	-	-	-	(916,354)	(916,354)
Balances at June 30, 2013	36,669,509	$366,695	$115,739,573	$(92,091,655)	$24,014,613

Issuance of common stock under
employee stock purchase plan	28,618	286	17,743	-	18,029
Issuance of common stock under
stock bonus plan	166,231	1,663	34,836	-	36,499
Compensation expense from
employee and director stock
option and common stock grants	-	-	238,853	-	238,853
Net loss	-	-	-	(412,269)	(412,269)
Balances at September 30, 2013	36,864,358	$368,644	$116,031,005	$(92,503,924)	$23,895,725

Issuance of common stock under
employee stock purchase plan	14,502	145	17,692	-	17,837
Issuance of common stock upon
exercise of employee stock options	12,794	128	11,259	-	11,387
Compensation expense from
employee and director stock
option and common stock grants	-	-	172,640	-	172,640
Net loss	-	-	-	(65,913)	(65,913)
Balances at December 31, 2013	36,891,654	$368,917	$116,232,596	$(92,569,837)	$24,031,676

(10) Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the quarters and nine month periods ended December 31, 2013 and December 31, 2012:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

	Quarter Ended December 31,				Nine Months Ended December 31,
	2013		2012		2013		2012
Customer A	$189,968	9%	$735,190	38%	$652,632	11%	$978,230	18%
Customer B	$208,929	10%	$31,370	2%	$268,623	4%	$62,740	1%
Customer C	$214,898	11%	$235,564	12%	$649,681	11%	$856,150	16%

The following table summarizes accounts receivable from significant customers as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Customer A	-%	3%
Customer B	-%	-%
Customer C	27%	9%

(11)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income,” net.  As of December 31, 2013 and 2012, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 2009 through 2012 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(12)  Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive.  At December 31, 2013 and 2012, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 640,979 and 358,855 were being held by the Company.  For the quarters and nine month periods ended December 31, 2013 and 2012 respectively, 213,943 and 34,793, and 92,779 and 26,519 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At December 31, 2013 and 2012, options to purchase 3,605,526 and 4,496,168 shares of common stock, respectively, were outstanding.  For the quarters and nine month periods ended December 31, 2013 and 2012, respectively, options for 2,125,169 and 3,091,144 and 2,125,169 and 3,066,144 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options determined under the treasury stock method to acquire 768,662 and 198,847, and 497,477 and 144,379 shares of common stock for the quarters and nine month periods ended December 31, 2013 and 2012, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

(14) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$162,165	-	-	$162,165

Note (1) Included in current liabilities on our consolidated condensed balance sheet as of December 31, 2013.

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

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements.  The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model. The significant unobservable input used in the calculation is a discount rate of 14 percent, which is based on the expected cost of capital for the Company.  A 1 percent change in this discount rate would result in approximately a $2,000 change in the recorded value of the liability as of December 31, 2013.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation Under Executive Employment Agreements
	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$666,229	$602,081	$627,412	$715,107
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses (realized and unrealized):
Included in earnings	19,936	12,840	58,753	51,821
Included in other comprehensive income	-	-	-	-
Settlements	(524,000)	-	(524,000)	(152,007)
Balance at the end of period	$162,165	$614,921	$162,165	$614,921

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the period	$19,936	$12,840	$58,753	$51,821

(15) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers.  Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements over their remaining terms is $1,908,167.  In addition, we have recorded a liability of $162,165 and $627,412 at December 31, 2013 and March 31, 2013, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current and former officers.

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

We expect demand for our electric propulsion system and generator products to increase as vehicle makers continue to focus on the development and introduction of electric and hybrid electric vehicles as part of a global effort to provide a broader selection of highly fuel efficient vehicles to consumers.  This demand is due, in part, to an expansion in the number of all-electric and hybrid electric vehicle platforms being developed for potential introduction in the passenger bus, commercial truck and van and passenger automobile markets, the amount of government grants and loans available to encourage the development and introduction of clean vehicles, tax incentives to purchasers of these vehicles, and progressively more challenging Consumer Average Fuel Economy Standards ("CAFE") and carbon dioxide emission regulations. Domestically, the federal government offers a tax credit of up to $7,500 on the purchase of passenger electric vehicles, and various states offer additional rebates and incentives. Based on the success of California’s Hybrid and Zero Emission Truck and Bus Voucher program, a point-of-sale purchase incentive program, numerous other states have or are considering implementing similar subsidy plans. There are additional subsidies worldwide to encourage growth of the electric passenger car, bus and truck markets.

During the third quarter of this fiscal year, we announced the addition of the PowerPhase HD®250 to our production-ready product line for heavy-duty vehicles.  The system delivers high performance for high-voltage electric and hybrid-electric vehicles, including heavy commercial truck, transit bus and marine applications.  The system provides 900Nm (664 lb-ft) peak torque, 250 kW (335 horsepower) peak power and increases the maximum input (battery) voltage up to 750 volts.  Providing up to 95 percent energy conversion efficiency, this system consists of an optimized permanent magnet motor/generator and a full-featured digital signal processor (DSP) based controller.

We have entered into multi-year agreements to supply electric propulsion systems to Proterra, a developer and manufacturer of all-electric composite transit buses, Boulder EV, a developer and manufacturer of all-electric delivery trucks and work utility trucks, and Electric Vehicles International (“EVI”), a developer and manufacturer of all-electric medium-duty delivery trucks.  EVI has supplied UPS 100 all-electric delivery vans powered by our electric propulsion systems as a test program for their fleet of vans.  We are supplying an automotive qualified DC-to-DC converter to Eaton Corporation, which is used in medium and heavy-duty hybrid trucks sold by Freightliner, International and Paccar.  We also supply fuel cell compressor motors to Roush Performance Products, and PowerPhase Pro® 135 propulsion systems to PT Sarimas Ahmadi Pratama for an all-electric 17-passenger bus application in Indonesia.

We supply our electric propulsion systems and generators to several international automakers as part of their hybrid-electric, plug-in hybrid electric, all-electric and fuel cell all-electric vehicle development programs.  In particular, our electric propulsion systems are powering a large fleet of all-electric Audi A1 e-tron test vehicles.  Also, we have renewed our discussions with National Electric Vehicle Sweden AB (“NEVS”), formerly SAAB, to supply them with our electric propulsion systems.

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

We have a grant (the “Grant”) with the DOE under the American Recovery and Reinvestment Act for reimbursements up to a maximum of $32.4 million. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The period of the Grant is through January 12, 2015. At December 31, 2013, we had received reimbursements from the DOE under the Grant totaling $24.0 million and had funds receivable under the Grant of $0.2 million.

In the third quarter of fiscal year 2013, we recorded a liability of $813,740 to accrue for potential import duties for products purchased from China. We appealed to the Department of Commerce and sought to have the duty fees reduced.  In December, 2013, the Department of Commerce issued a ruling that significantly reduced the amount of duties owed. Therefore, in the quarter ended December 31, 2013, we reduced our accrual for import duties by $726,640 to $87,100 reflecting the amount now owed.

We had listed our former facility in Frederick, Colorado for sale with a commercial broker.  As a result, the carrying value of the facility was classified as a current asset and listed under the caption facility held for sale at March 31, 2013.  On June 6, 2013, we closed on the sale the building.  The sales price was $1,650,000 and net proceeds were $1,565,032.

On May 1, 2013, our former customer CODA Automotive (“CODA”) filed for reorganization under the U.S. Bankruptcy Code.  We have filed all appropriate claims against the CODA bankruptcy estate; however, we expect to ultimately recover only a small percentage of the amount claimed, if any.  As of December 31, 2013, we believe we have recorded all impairments and liabilities that have or could arise as a result of the CODA bankruptcy.

Financial Condition

Cash and cash equivalents at December 31, 2013 were $6,263,510 and working capital was $15,733,203, compared with $4,527,899 and $16,011,344, respectively, at March 31, 2013.  The increase in cash and cash equivalents is primarily attributable to the sale of our former facility, reduced levels of inventories and a reduction in accounts receivable due under the DOE Grant partially offset by operating losses.

Accounts receivable decreased $1,529,415 to $682,980 at December 31, 2013 from $2,212,395 at March 31, 2013.  The decrease is primarily due to cash receipts from the DOE under the Grant.  Many of our customers are large well-established companies of high credit quality.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers, our standard terms are net 30 days.  For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery.  At December 31, 2013 and March 31, 2013, we had an allowance for bad debts of zero and $3,838,092, respectively. The allowance for bad debts as of March 31, 2013 relates to amounts owed to us by CODA, which have since been written off.

Costs and estimated earnings on uncompleted contracts increased $266,773 to $445,037 at December 31, 2013 versus $178,264 at March 31, 2013.  The increase is due to timing of billings on certain contracts in process at December 31, 2013 versus March 31, 2013.  Estimated earnings on contracts in process increased to $636,517 on revenue recognized of $2,003,226 at December 31, 2013, compared to estimated earnings on contracts in process of $515,299 on revenue recognized of $1,353,545 at March 31, 2013.  The increase in estimated earnings is attributable to higher levels of funded engineering contracts in process, partially offset by lower expected margin on certain contracts in process at December 31, 2013.

Inventories decreased $743,387 to $10,255,074 at December 31, 2013, reflecting increased shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets decreased $5,540 to $304,417 at December 31, 2013 from $309,957 at March 31, 2013, primarily due to lower levels of prepayments on raw material purchases.

We invested $321,086 and $840,331 for the acquisition of property and equipment, before reimbursements under the Grant, during the quarter and nine month period ended December 31, 2013, respectively, compared to $81,270 and $392,850 during the comparable quarter and nine month period last fiscal year, respectively.  The increase in capital expenditures is primarily attributable to investments in production equipment for our PowerPhase HD®  propulsion system during the first nine months of this fiscal year.  Cash reimbursements for capital assets under the Grant for the quarter and nine month period ended December 31, 2013 were $255,747 and $430,455, respectively.   Cash reimbursements for capital assets under the Grant for the quarter and nine month period ended December 31, 2012 were $27,153 and $170,289, respectively.

Patent costs increased $21,052 to $227,339 at December 31, 2013 versus $206,287 at March 31, 2013 primarily due to capitalized costs associated with a new patent application partially offset by the amortization of patent issuance costs.  Trademark costs decreased to $107,163 at December 31, 2013 versus $110,528 at March 31, 2013 primarily due to the amortization of trademark costs.

Accounts payable decreased $65,496 to $551,701 at December 31, 2013 from $617,197 at March 31, 2013, primarily due to the timing of vendor payments.

Other current liabilities decreased to $1,666,114 at December 31, 2013 from $2,599,435 at March 31, 2013. The decrease is primarily attributable to reduced levels of accrued import duties, accrued vendor settlements and accrued payroll and employee benefits, partially offset by increased levels of accrued warranty costs at December 31, 2013.

Short-term deferred compensation under executive employment agreements was zero at December 31, 2013 versus $524,000 at March 31, 2013, reflecting a retirement payment made in December 2013.  Long-term deferred compensation under executive employment agreements was $162,165 at December 31, 2013 versus $103,412 at March 31, 2013, reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $368,917 and $116,232,596, respectively, at December 31, 2013 compared to $366,641 and $115,573,331 at March 31, 2013. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the Stock Bonus Plan, and the periodic expensing of non-cash share-based payments associated with grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations

Quarter Ended December 31, 2013

Total revenue for quarter ended December 31, 2013 increased 6 percent to $2,040,249 versus $1,928,070 for the comparable quarter last fiscal year.

Product sales revenue for the current quarter increased 8 percent to $1,825,351 versus $1,692,276 for the comparable quarter last fiscal year. The increase is primarily due to increased shipments of PowerPhase HD®, PowerPhase Pro®, PowerPhase Select®  and other propulsion systems to a variety of customers.

Revenue from contract services decreased to $214,898 for the quarter ended December 31, 2013 versus $235,794 for the comparable quarter last year. This was driven by a change in mix of contracts in process during the current quarter.

Gross profit margins for the quarter ended December 31, 2013 increased to 40.8 percent compared to 14.3 percent for the quarter ended December 31, 2012. Gross profit margin on product sales for the third quarter this year increased to 42.3 percent compared to 9.6 percent for the third quarter last year primarily due to changes in product mix and improved efficiencies in production of our PowerPhase HD 220 systems in the current fiscal year. Gross profit margin on contract services decreased to 28.5 percent for the third quarter this fiscal year compared to 48.4 percent for the quarter ended December 31, 2012, resulting from a change in mix of contracts in process in the current quarter.

Research and development expenditures for the quarter ended December 31, 2013 increased to $44,307 compared to $23,190 for the quarter ended December 31, 2012 reflecting increased levels of activity on cost-sharing government research programs.

Production engineering costs were $818,460 for the third quarter versus $991,653 for the comparable quarter last fiscal year. The decrease is attributable to higher than normal product qualification and testing activities during the comparable quarter last year associated with product qualification and testing activities for our PowerPhase HD propulsion system.

Reimbursement of product qualification and testing costs under the DOE Grant was $451,026 for the quarter ended December 31, 2013 versus $1,446,356 for the comparable quarter last fiscal year.  The decrease is primarily associated with decreased levels of reimbursable production engineering activities versus the comparable quarter last fiscal year and an adjustment of $696,362 recorded during the quarter ended December 31, 2012 for a change in estimated realizable rates under the Grant for the prior fiscal-year-to-date.

Selling, general and administrative expense for the quarter ended December 31, 2013 was $1,220,184 compared to $1,434,241 for the same quarter last year, a decrease of 15 percent. The decrease is primarily attributable to cost reduction efforts versus the comparable quarter last fiscal year.

Impairment of assets was negative $726,640 for the quarter ended December 31, 2013 compared to $3,833,860 for the prior comparable quarter.  During the quarter ended December 31, 2013, we recorded a reduction to our accrued import duties liability of $726,640 as a result of the ruling from the Department of Commerce that significantly reduced the amount of duties owed, and during the quarter ended December 31, 2012 we recorded a reserve for amounts due from CODA.

Interest income decreased to $339 for the quarter ended December 31, 2013 versus $5,244 for the same quarter last fiscal year. The decrease is attributable to lower yields and lower levels of invested cash balances.

As a result, net loss for the quarter ended December 31, 2013 was $65,913, or $0.00 per common share, compared to a net loss of $4,555,033, or $0.12 per common share, for the comparable quarter last fiscal year.

Nine Months Ended December 31, 2013

Total revenue for the nine month period ended December 31, 2013 increased 9 percent to $6,030,718 compared to $5,520,602 for the comparable nine month period last year.

Product sales for the nine month period ended December 31, 2013 increased 17 percent to $5,351,287 compared to $4,568,795 for the comparable period last year. The increase is primarily due to increased shipments of PowerPhase HD®  and PowerPhase Pro®  propulsion systems, partially offset by decreased levels of PowerPhase Select®  propulsion systems.

Revenue from contract services decreased to $679,431 for the nine month period ended December 31, 2013 versus $951,807 for the comparable period last year. This was driven by a change in mix of contracts in process during the current nine month period and by a change in our cumulative estimate of reimbursable rates under a cost-reimbursement type contract which resulted in a decrease in contract services revenue recognized during the nine month period ended December 31, 2013 of $79,400.

Gross profit margins for the nine month period ended December 31, 2013 increased to 38.9 percent compared to 30.3 percent for the comparable nine month period last fiscal year. Gross profit margin on product sales for the nine month period ended December 31, 2013 increased to 41.4 percent compared to 27.1 percent for the comparable period last year. The increase is primarily due to changes in product mix and lower overhead costs arising from higher volumes. Gross profit margin on contract services decreased for the nine month period to 18.6 percent versus 45.6 percent for the comparable nine month period last fiscal year resulting from a change in mix of contracts in process in the current period and the change in our cumulative estimate of reimbursable rates noted above.

Research and development expenditures for the nine month period ended December 31, 2013 increased to $158,852 compared to $55,647 for the same period last year reflecting increased levels of activity on cost-sharing government research programs.

Production engineering costs were $2,851,416 for the nine month period ended December 31, 2013 versus $3,646,975 for the comparable nine month period last year. The decrease is attributable to higher than normal product qualification and testing activities during the prior comparable nine month period associated with product qualification and testing activities for our PowerPhase HD propulsion system.

Reimbursements of costs under the DOE Grant were $2,576,685 for the nine months ended December 31, 2013 versus $3,176,556 for the comparable period last year.  During the nine month period ended December 31, 2013, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement recorded for the period of $958,000. This increase was offset by decreased levels of reimbursable production engineering activities versus the comparable period last fiscal year.

Selling, general and administrative expense for the nine month period ended December 31, 2013 was $4,079,660 compared to $5,729,741 for the same period last year, a decrease of 29 percent. The decrease is primarily attributable to cost reduction efforts versus the comparable nine month period last fiscal year.

Impairment of assets was negative $726,640 for the nine month period ended December 31, 2013 compared to $3,833,860 for the prior comparable period.  During the nine month period ended December 31, 2013, we recorded a reduction to our accrued import duties liability of $726,640 as a result of the ruling from the Department of Commerce that significantly reduced the amount of duties owed, and during the nine month period ended December 31, 2012 we recorded a reserve for amounts due from CODA.

Interest income decreased to $1,409 for the nine month period ended December 31, 2013 versus $10,250 for the comparable period last year. The decrease is attributable to lower yields and lower levels of invested cash balances.

As a result, net loss for the nine month period ended December 31, 2013 was $1,394,536, or $0.04 per common share, compared to a net loss of $8,406,015, or $0.23 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended December 31, 2013 were adequate to meet operating needs.  At December 31, 2013, we had working capital of $15,733,203 compared to $16,011,344 at March 31, 2013.

For the nine month period ended December 31, 2013, net cash provided by operating activities was $577,452 compared to net cash used in operating activities of $6,005,910 for the comparable period last fiscal year.  The increase in cash provided by operating activities for the first nine months of this fiscal year is primarily attributable to decreased net losses, significantly driven by lower operating costs as a result of a reduction in force and other strategic cost reductions, decreased levels of inventory purchases and decreased levels of accounts receivable, partially offset by decreases in accounts payable and deferred compensation under executive employment agreements.

Net cash provided by investing activities for the first nine months of this fiscal year was $1,107,334 compared to cash provided by investing activities of $238,207 for the comparable nine month period last fiscal year.  The change for this period was primarily due to cash proceeds from the sale of our former Frederick, Colorado facility, partially offset by decreased levels of net short-term investment maturities versus the prior comparable quarter and increased levels of net capital expenditures.

Net cash provided by financing activities for the first nine months this fiscal year was $50,825 compared to net cash provided by financing activities of $34,748 for the comparable period last fiscal year.  The increase in cash provided was primarily attributable to a reduction in purchases of treasury stock during the first nine months of this fiscal year.

We expect to fund our operations over the next year from existing cash balances, the reduction of inventories and continuing operations. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially and we may need to raise additional capital.  In addition, our $32.4 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of December 31, 2013, $24.2 million had been expended under the Grant.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2013:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$370,529	$370,529	$-	$-	$-
Executive employment agreements (1)	162,165	-	-	-	162,165
Total	$532,694	$370,529	$-	$-	$162,165

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by five officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended March 31, 2013 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Estimates are used for, but not limited to, allowance for doubtful accounts receivables, accrued warranty costs, accrued vendor settlement obligations, deferred compensation under executive employment agreements, costs to complete contracts, the recoverability of inventories, the fair value of long-lived assets and in the establishment of provisional billing rates on certain government contracts.  Actual results could differ materially from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis.  As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business.  Because substantially all of our current customers are large well-established companies with excellent credit worthiness, we have not historically established a reserve for potentially uncollectible trade accounts receivable. However, during the fiscal year ended March 31, 2013, we established an allowance for bad debts of $3,838,092,  principally due to the bankruptcy filing of CODA.  At December 31, 2013, the accounts receivable balance due from CODA and the associated allowance for bad debts has been written off.  In light of current economic conditions, we may need to maintain an allowance for bad debts in the future.  It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. On May 1, 2013, the date CODA filed for bankruptcy protection, we had approximately $8.2 million of inventory originally purchased or manufactured for CODA, substantially all of which remained on hand at December 31, 2013. The inventory is now available for sale to other customers.  The actual realizable value of this inventory and our inventories generally may differ materially from these estimates based on future occurrences. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.

Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Estimated costs for each project are developed by our engineering staff based upon a progression of technical tasks required to attain the project's objectives.  These estimates typically include the number of hours of work required by each category of personnel, the cost of subcontracts, materials and components, as well as costs for consultants and project related travel. These estimated costs are reviewed throughout the project and revised quarterly, if necessary, to accurately reflect our best estimate of the remaining costs necessary to complete the project. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts, changes in actual overhead costs versus estimated overhead costs and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably likely that estimated project costs to complete the projects in process at December 31, 2013 could change materially in the future, and any modification of management’s current estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

New Accounting Pronouncements

As of December 31, 2013, there were no new accounting pronouncements expected to significantly impact our consolidated financial statements, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold or issue financial instruments for trading purposes and all of our revenues, and related receivables are payable in U.S. dollars.

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

As of December 31, 2013, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).

Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013 and March 31, 2013, we had accumulated deficits of $92,569,837 and $91,175,301, respectively.

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

Our net loss for the quarter ended December 31, 2013 was $65,913 versus a net loss for the comparable quarter last fiscal year of $4,555,033.  Our net loss for the fiscal year ended March 31, 2013 was $10,688,312 versus a net loss for the fiscal years ended March 31, 2012 and 2011 of $4,928,520 and $1,992,358, respectively. At December 31, 2013, our cash balance was  $6,263,510.  We may continue to incur net losses. Our existing cash resources, together with funding expected from the  Grant, should be sufficient to complete our business plan for at least the next two years. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

CODA has filed for bankruptcy protection and we may not be able to recover any amounts due to us under our Supply Agreement, including substantial amounts due for accounts receivable, inventory purchases and guaranteed minimum payments.

We executed a ten-year Supply Agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA totaled $3.8 million, all of which had been written off as of December 31, 2013.  In addition, CODA was obligated under the Supply Agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  We filed all appropriate claims with the bankruptcy court; however, we may not receive any settlement on the balance owed to us under the Supply Agreement.

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
Date: January 30, 2014
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)