Form 10-K
period 2014-03-31
UQM TECHNOLOGIES INC
filed 2014-05-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10869

UQM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
______________________
Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
4120 Specialty Place, Longmont, Colorado	80504
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 682-4900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on which registered
Title of each class	NYSE MKT
Common Stock	Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes [ ] No [X]

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

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of September 30, 2013, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $65,867,660. As of May 27, 2014, there were 40,434,638 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 13, 2014.	Part III

i

This page intentionally left blank

ii

PART I

ITEM 1.BUSINESS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These could be statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

Overview

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) develops, manufactures and sells power dense, high efficiency electric motors, generators and power electronic controllers for the commercial truck, bus, automobile, marine and military markets. Our primary focus is incorporating our advanced technology as propulsion systems for electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles, delivering the heart of the electric vehicle.

We believe our proprietary permanent magnet propulsion motor and motor control technology delivers exceptional performance at a competitive cost. Our principal products include propulsion motors and generators with power ratings from 50 kilowatts to 250 kilowatts, auxiliary motors and electronic controls and DC-to-DC converters. The principal attributes that we believe differentiate our proprietary products are compact size, high torque delivery, high power density (the ratio of power output to weight), design and manufacture of integrated motor/controller systems, and superior energy efficiency with full system ratings as high as 95%.

We have assembled a management team with significant experience in the automotive and electric propulsion market segments with critical experience in state of the art design and high quality production.  We obtained ISO/TS 16949 certification in March 2014, the highest level of quality certification in the automotive supplier industry and are pursuing ISO 14000 certification (environmental management and systems performance).  We have an approximately 130,000 square  foot combined headquarters and manufacturing facility located in Longmont, Colorado.  We were incorporated in 1967 as a Colorado corporation.

The Market

The electrified vehicle market is an emerging market with high growth potential being driven by several factors.  In the commercial truck and bus market, the drivers for growth include the demand for zero tailpipe emissions from full electric vehicles or during the electric only range for hybrids, improved operating costs due to a more efficient powertrain on a gas equivalent basis and reduced maintenance costs for the powertrain system and other systems, such as improved brake life.  Moreover, there is community support for cleaner buses and trucks operating in congested areas, along with government incentives and requirements to purchase electric and hybrid vehicles.  In the automotive market, these same growth drivers exist, as well as tremendous consumer acceptance of electric vehicles due to their excellent performance, quiet operation, zero or reduced tailpipe emissions and improved operating cost. In addition, significant Corporate Average Fuel Economy (“CAFÉ”) standards in the United States are expected to accelerate further electrification of the fleet. The major impediment to electrification of vehicles has been total vehicle cost, of which a substantial part is due to the cost of batteries. Battery cost has decreased considerably and is projected to continue to improve.  Government incentives have helped to offset these early additional costs and generate the volume and momentum that should further reduce these incremental costs through scale economies.

Many studies have been conducted indicating the potential for electric vehicles to capture significant market share over the next several years.  For example, in 2013, The International Energy Agency forecasted that 6 million electric vehicles will be on the road by 2020, as shown in the chart below:

6,000,000
5,000,000
4,000,000
3,000,000
2,000,000
1,000,000
Units
2010
2012
2014
2016
2018
2020
India
Netherlands
Portugal
Germany
France
Spain
Japan
United States
China

We believe that the trend toward increasing electrification of vehicles will continue at an accelerated pace providing a substantial opportunity for the broad commercial application of our products.

Governments around the world have implemented financial incentives to promote the sales of electric vehicles.  For example, the U.S. federal government currently offers a $7,500 federal tax credit for the purchase of an electric passenger vehicle, and there are additional tax credits and other benefits such as HOV lane access in various states for purchasers of qualifying vehicles.  In China, the country’s National Development and Reform Commission and three other ministries jointly announced in September 2013, a new round of New Energy Vehicle supportive policies for the years 2013 - 2015.  Various levels of government subsidies for electric vehicles were announced, including subsidies for pure electric buses of RMB 500,000 each (approximately $80,000), electric trucks of RMB 150,000 each (approximately $24,000) and plug-in electric and fuel cell passenger vehicles of RMB 60,000 each (approximately $9,600).  In Europe, a majority of European Union member states provide tax incentives for electrically chargeable vehicles.  The government of India announced in January 2013 plans for financial incentives of up to approximately $2,500 per electric automobile.

We believe that the major drivers increasing the electrification of the vehicle fleet coupled with the government subsidies offered world-wide provide a substantial opportunity for the broad commercial application of our products.

Business Strategy

We are focused primarily on the transportation markets, with a strong emphasis on the commercial truck and bus space, followed by automotive and then marine, military and other. We have developed two basic frame size propulsion systems: the PowerPhase® Pro for passenger car, light commercial applications, light duty marine and other lighter duty applications and the PowerPhase® HD lineup of products for heavier commercial bus and truck applications and heavier duty marine and other HD applications.  We also utilize these products, customized versions of these products and all new custom solutions in these markets to meet various customer requirements.  We provide motor and controller systems for full-electric, hybrid electric, plug-in hybrid and fuel cell applications.    We also provide units for auxiliary systems, including motor and controller systems for the aircraft and fuel cell air compressor markets.

We sell to the following markets:

•

Commercial Trucks, Vans and Shuttles - In 2012, according to ACT research, an estimated 425,000 medium and heavy-duty on-road trucks were sold in the United States, and this market is expected to grow.  We supply propulsion systems to Boulder EV, a developer and manufacturer of all-electric delivery trucks and work utility vehicles, under a multi-year supply agreement.  We also supply electric propulsion systems to Electric Vehicles International (“EVI”), a developer and manufacturer of all-electric medium-duty delivery trucks, under a multi-year supply agreement.  EVI is also developing a range extended electric vehicle

(“REEV”) for PG&E to convert their truck fleet from gasoline engines to electric.  During fiscal year 2014, we announced that Zenith Motors, LLC selected UQM as the sole supplier of powertrain systems for their shuttle vans.

•

Passenger Buses – Electric and hybrid passenger buses can have large positive impacts on the environment and many municipalities around the world are demanding more of these vehicles on the road.  For example, we supply electric propulsion systems to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses, under a three-year supply agreement.  We also provide electric propulsion systems for Hino Bus, a subsidiary of Toyota Motor Corporation, for their electric city-buses.  In January 2014, we announced that PT Sarimas Ahmadi Pratama of Jakarta, Indonesia is using our motors and controllers for their all-electric 17-passenger bus.  We have signed a Memorandum of Understanding with one major Chinese company for the development and marketing of UQM® electric propulsion systems for New Energy Vehicles in China.   In addition, we are in discussions with other potential Chinese customers to supply our products for both all-electric and hybrid-electric vehicles, and we have shipped a small number of electric motor and controller systems into China for prototype testing in buses.

•

Automobiles – Government mandates for fuel economy and clean air emissions are accelerating the demand for electric passenger cars.  In the United States, for example, CAFÉ standards will increase the average fuel economy of each manufacturer’s passenger car and light truck model offerings to 35.5 miles per gallon by 2016 and 54.5 miles per gallon by 2025.  We have provided electric propulsion systems to many original equipment manufacturers (“OEMs”) over time, including Saab, Audi, Rolls Royce and others, for testing and product development.

•

Marine –  The marine market is a new and growing market for the Company.  In January 2014, Research and Markets announced that marine electric vehicles are now a rapidly growing market due to new capability, affordability and legislation banning or restricting internal combustion engines. Their research found that the market for electric water craft, including those on and under water, is expected to increase rapidly from $2.6 billion to $6.3 billion in 2023.  In addition, there is a market for electric outboard motors that will more than triple in value as high power pure electric versions become increasingly viable.  We are seeing demand for electric solutions for both the clean and quiet operation afforded by full electric and hybrid electric solutions.  We supply ReGen Nautic with UQM motors and controllers used in a variety of applications and for a variety of customers.  ReGen Nautic has several versions of electric outboard motors utilizing our propulsion systems and also full electric and hybrid inboard solutions utilizing our propulsion systems.  We believe the marine market will be a growing segment of electrified vehicles.

•

Military - The U.S. military purchases a wide-range of ground vehicles each year, including combat vehicles such as tanks, self-propelled artillery and armored personnel carriers, as well as a variety of light, medium and heavy-duty trucks for convoy and supply operations and for the transport of fuel used on the battlefield.  We have in the past worked with a number of military contractors and vehicle makers on prototype hybrid electric vehicles, high export power generators, and electric auxiliaries. There are a number of initiatives to reduce the carbon footprint of military bases that may drive additional efforts in this area. Although this market has not yet emerged, we believe that it may, driven by the availability of hybrid electric components in the commercial truck market that operate at similar power levels as those required by many military vehicles.

•

Other – We supply an automotive qualified DC-to-DC converter to Eaton, which is used in medium and heavy-duty hybrid trucks.  We sell electric motors for fuel cell compressors to Roush for various applications.  We also provide small motors and controllers for aircraft HVAC usage to AirComm.

Our business strategy is also comprised of the following:

•

Highly qualified and experienced management – We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business.

•

State of the art manufacturing facility – Our headquarters and manufacturing plant are located in an approximately 130,000 square foot facility with fifteen adjacent acres for future expansion.  We have designed, installed and qualified volume production lines for our motors and their related electronic controllers.

•

Manufacturing capacity – We currently have the capacity to build 56,000 motor/controller systems annually, which is sufficient to meet demands of our current and future customers for the foreseeable future.

•	Highest production quality standards – Our Company was recently certified under the ISO/TS 16949 standards, the highest level of automotive quality standards in the industry.

•

Leading edge technology – Our technology base includes a number of proprietary technologies and patents related to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of our systems.  We continue to launch next generation products to achieve improved performance and efficiency, smaller package sizes and lower production costs.

Products

We offer a full range motors and controllers for electric, hybrid electric, plug-in hybrid electric and fuel cell electric commercial trucks, vans, buses and automobiles.  Our current core electric propulsion products are:

•	PowerPhase HD® 220: Designed for medium and heavy duty trucks and buses.

•	PowerPhase HD® 250: This product is designed for trucks and buses.

•	PowerPhase HD® 950T: Also designed for heavy duty trucks and buses, this product delivers especially high torque performance compared to the PowerPhase HD® 220 and 250.

•	PowerPhase Pro® 100: Designed for smaller passenger vehicles.

•	PowerPhase Pro® 135: The PP 135 offers slightly higher performance for passenger vehicles than our PowerPhase Pro® 100.

•

Auxiliary Motor Systems:  Multiple products are offered for compressor, pump and fan applications, including a family of motor/controller systems for fuel cell air compressors, an integrated motor/controller for aircraft air conditioning compressors, and an integrated motor/controller for aircraft air conditioning condenser fans.

•	We offer variations of the above motors in custom configurations as well as custom hybrid solutions to individual customer specifications.

We also sell four types of DC to DC converters at 1.6 kW and 2.2 kW levels, each available at two different voltage output ranges.

Product Development Activities

We continue to develop new variations of our product lineup to meet the expanding customer requirements and work on custom solutions for new prospective customers meeting their precise specifications.  We are also developing the next generation of PowerPhase Pro® products designed to be smaller, lighter weight, more energy efficient and producible at lower cost with equal or better performance than our current PowerPhase Pro® systems. Development targets include a substantial size reduction of the motor controller.  Adopting new generation components and control strategies are also elements of this development.  Target applications include automotive and light commercial truck and bus markets.

We are also pursuing an advanced motor design technology that eliminates the need for rare-earth elements in the magnets. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent application has been submitted to protect this innovation. We have a $4.0 million program with the Department of Energy (“DOE”) to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this program and the Company is providing $1.0 million of cost-share contribution.   This award was announced in August 2011 and is a multi-year technology development program.

Competition

All of the markets in which we operate are highly competitive and are characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.  We believe our competitors are large automotive OEMs, Tier 1 suppliers to OEMs, Chinese electric motor manufacturers offering lower cost options, and numerous other competitors in nearly every region of the world

As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric and all-electric vehicles as market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements, volume manufacturing operations and access to governmental incentive programs.

Customers and Suppliers

We derive our revenue from two principal sources: 1) the sale of products designed, engineered and manufactured by us primarily to OEMs, Tier 1 suppliers of OEMs, and vehicle integrators; and 2) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers’ products.

Our business is subject to revenue fluctuation based on the buying cycles of our customers.  Specific customers that reach 10% or more of revenues in any given fiscal quarter or year will also vary depending on these buying cycles.  In fiscal year ending March 31, 2014, EVI accounted for 10% of our total revenues, and contracts with the U.S. Government accounted for 12% of our total revenues.  Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

Principal raw materials and components purchased by us include iron, steel, electronic components, rare-earth magnets and copper wire. Most of these items are available from several suppliers. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

We can experience significant price fluctuation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium and are primarily sourced from China. We have not experienced any disruption in supply of magnets and magnet prices may continue to be volatile until mining operations outside of China increase or restart.

Financial Information about Geographic Areas

The following summarizes total revenue by geographic area:

	Fiscal Year Ended March 31,
	2014	2013	2012
United States	$5,694,144	$5,695,623	$7,774,946
Foreign Countries	1,352,056	1,483,086	2,368,510
	$7,046,200	$7,178,709	$10,143,456

Classification of geographic area is determined based upon the country where the purchase transaction originated.

U.S. Government Contracts

We have a Grant from the DOE under the American Recovery and Reinvestment Act for reimbursements up to a maximum of $32.4 million.  The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States.  Under the terms of our Grant

Agreement, the DOE will reimburse us 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering expenditures related to product qualification and testing of our electric propulsion systems and other products.

The DOE conducted a thorough audit of our Grant program during fiscal year 2014. They concluded that we were in compliance with the requirements of the grant award and they are continuing to fund the program.  The period of the Grant is through January 12, 2015.  The Grant may be terminated at any time at the convenience of the DOE.

As of March 31, 2014, we had received cumulative reimbursements from the DOE of $24.4 million and had funds receivable of $0.6 million.  The continuation of the funding from this Grant through the duration of the program is essential to our cash flow needs.

We also have a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this three-year program and the Company is providing $1.0 million of cost-share contribution. The objective of the program is to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.  At March 31, 2014, we had received reimbursements from the DOE under this program of $1.0 million.

Backlog

Our order backlog for products at April 30, 2014 was approximately $2.3 million versus $2.8 million at April 30, 2013. Certain orders are blanket purchase orders which are subject to the issuance of subsequent release orders directing the number and timing of actual deliveries. We had backlog of service contracts from customers, which will provide future revenue upon completion, totaling approximately $0.4 million at April 30, 2014 versus $1.0 million at April 30, 2013. Substantially all of the backlog amounts at April 30, 2014 and 2013 are subject to amendment, modification or cancellation.  We expect to ship motor and controller backlog products over the next twelve months and complete all service contracts in backlog over the next twenty-one months.

Intellectual Property

We have numerous patents in the United States and in other countries to protect our intellectual property.

We determine if our intellectual property should be handled as a trade secret or submitted to the patent application process by deciding whether a technology successfully passes through three evaluation gates.  The first gate is an assessment of whether the expected breadth of the patent would offer a high level of protection or whether it will serve as an educational tool for competitors.  Based upon a patent and literature search, if the expected coverage is broad, the evaluation moves to the second gate, which is an assessment of infringement detection.  This is a review of whether or not it will be possible to detect patent infringement if a competitor were to adopt the technology.  Difficulty in detection reduces the value of a patent and will lead us to handle the technology as a trade secret rather than a patent.  The last gate is an assessment of whether the technology will have value for many years or whether the technology is a stepping stone to a different technology.  The patent process is a multi-year endeavor from the initial disclosure to the granted patent, which leads to the importance of this gate.  A technology that is expected to have value for five or more years will pass the final gate and the patent application process will then commence.

We also implement measures to protect our intellectual property, including the guarding of source code, nondisclosure of control techniques, and protection of product design details, drawings and documentation.

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

Employee and Labor Relations

As of April 30, 2014, we had 60 total employees, of whom 59 are full-time employees. We have entered into employment agreements with our five officers.  The employment agreements expire on August 31, 2015.  We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our Fiscal Year 2014 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select “Investor Relations” and select the form you would like to access. Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.  Information on our website does not constitute part of this Annual Report.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2014	2013	2012

Net loss	$2,773,244	$10,688,312	$4,928,520

As of March 31, 2014, we had an accumulated deficit of $93,948,545.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the fiscal year ended March 31, 2014 was $2,773,244 versus a net loss for the fiscal years ended March 31, 2013 and 2012 of $10,688,312 and $4,928,520, respectively. At March 31, 2014, our cash and short-term investments totaled $10,310,141. We expect our losses to continue for the foreseeable future. Our existing cash resources, funding expected from our DOE Grant through early 2015, together with cash generated from reductions in our inventories of PowerPhase Pro propulsion systems, are expected to be sufficient to complete our business plan for at least the next several years. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

Our business depends, in part, on the expansion of the market for all-electric and hybrid electric vehicles.

Although our electric propulsion systems may be used in a wide variety of products, the market for electric and hybrid vehicles is fairly new. At the present time, batteries used to power electric motors have limited life and require several hours to charge, and charging stations for electric motors are not widely available. Electric and hybrid vehicles also tend to be priced higher than comparable gasoline-powered vehicles. As a result, consumers may experience concerns about driving range limitations, battery charging time and higher purchase costs of electric or hybrid vehicles. If consumer preferences shift to vehicles powered by other alternative methods, or if concerns about the availability of charging stations cannot be overcome, the market for all-electric vehicles, and therefore our electric propulsion systems, may be limited. In addition, our electric propulsion systems are incorporated in buses used for mass transit in several U.S. cities.  If passenger traffic in these mass transit systems declines or government funding to transportation districts declines from current levels, demand for our products may also decrease.

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

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on the introduction of new products that have limited testing in the marketplace. We have made substantial investments in manufacturing facilities and equipment, production and application engineering, among other things, to increase our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the commercial truck, bus and automobile markets. We are not certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

Our sales cycle is inherently long.

We must go through lengthy processes to achieve supply contracts with our customers.  Our products must conform to the technical specifications of the customer and meet design requirements of the electric vehicle.  Typically prototype testing is required to ensure consistent system performance on an ongoing basis.  These steps can often take many months to multiple years until decisions are made on whether or not to take a vehicle to production.  We may spend considerable financial and human resources over an extended period of time and not end up with a completed supply contract.  Failure to secure volume production levels within a reasonable period of time could have an adverse effect on our results of operations and our liquidity.

CODA Automotive filed for bankruptcy protection on May 1, 2013 and it is unlikely we will be able to recover more than insignificant amounts due to us under our Supply Agreement, including substantial amounts due for accounts receivable, inventory purchases and guaranteed minimum payments.

We executed a ten-year Supply Agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA at March 31, 2014 totaled $3,838,092, all of which had been written off as uncollectible.  In addition, CODA is obligated under the Supply Agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  It is likely that we will recover only an insignificant amount of the balance owed to us under the Supply Agreement, if any.

We carry a large inventory balance originally acquired for CODA and may not be able to sell this inventory.

At March 31, 2014, we had aged inventory of $7.9 million of PowerPhase Pro® systems on our books originally acquired for now-bankrupt CODA.    We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now for sale to other customers. While we believe that there continues to be a strong market for these products, a change in market conditions or technology advancements could make this inventory obsolete, causing a material adverse effect on our results of operations.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability as of March 31, 2014 of $774,974 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA. This liability is lower than the original amount we recorded of $1,050,000 as of March 31, 2013 as a result of negotiations and settlements we reached with some vendors during fiscal year 2014.  The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

If we do not satisfy the terms of our DOE Grant, we may not receive the remaining $8.0 million under the grant we were awarded.

We have a $32.4 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $24.4 million under this Grant as of March 31, 2014. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to spend on a dollar-for-dollar matching basis in order to receive funds under this Grant. If we are unable to match the total amount of the $32.4 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The award may be terminated at any time at the convenience of the government.

Although we expect to satisfy the requirements in the Grant, we cannot assure that all of the requirements will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

All funding from our DOE Grant will cease as of January 12, 2015 when the Grant expires.

We believe that we have adequate cash resources for at least the next two years.  However, if anticipated revenues are not realized and other cash resources are unavailable, the loss of the DOE Grant funding could significantly impact our ability to sustain operations.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, including our electric vehicle motor technology, could reduce demand for our products and services, lead to a reduction in our revenues and adversely impact our operating results.

We believe that the near-term growth of alternative energy technologies, including our electric vehicle motor technology, relies on the availability and size of government and economic incentives both in the United States and in other countries.  Many of these government incentives expire, phase out over time, exhaust the allocated funding, require renewal by the applicable authority, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives may result in the diminished demand from our customers and could materially and adversely affect our future operating results.

We are subject to risks inherent in international operations.

Since we market our products both inside and outside the United States, our success depends in part, on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. In addition, we are subject to tariff regulations and requirements for export licenses.  We can face numerous challenges in our international growth plans, including unexpected changes in regulatory requirements, potential conflicts or disputes that countries may have to deal with, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition.

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

Neodymium and dysprosium, rare-earth minerals, are key elements used in the production of magnets that are components of our electric propulsion systems. We currently source our magnets from China, and China has indicated

its intent to retain more of this mineral for China use, rather than exporting it. During calendar year 2011, we experienced significant price escalation in the cost of magnets used in our motors. This price escalation was primarily due to rare-earth government policy in China. Rare-earth prices have decreased substantially since peaking in the summer of 2011, and are now approaching the baseline prices (defined as the beginning of calendar year 2011). We have implemented a magnet surcharge process to recover these additional costs in the event of another price escalation. Although rare-earth magnets are available from other sources, these alternative sources are currently more costly. Reduced availability of neodymium and dysprosium from China could adversely affect our ability to obtain magnets in sufficient quantities, in a timely manner, or at a commercially reasonable cost. In the event that China's actions cause us to seek alternate sources of supply for magnets, it could cause an increase in our product costs, thereby reducing or eliminating our profit margin on electric propulsion systems if we are unable to pass the increase on to our customers. Increasing prices to our customers due to escalating magnet costs may reduce demand for our motors and make it difficult or impossible to compete with other motor manufacturers whose motors do not use rare-earth minerals.

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

Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary technology. Although we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We have historically pursued patent protection in the United States and a limited number of foreign countries where we believe significant markets for our products exist or where potentially significant competitors have operations. It is possible that a substantial market could develop in a country where we have not received patent protection and under such circumstances our proprietary products would not be afforded legal protection in these markets. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours. We cannot assure that additional patents will be issued to us or, if they are issued, as to the scope of their protection. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to pursue our rights in an enforcement action, it would divert funds and resources which otherwise could be used in our operations and we may not be successful in enforcing our intellectual property rights. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country where we may operate or sell our products in the future. If third parties assert technology infringement claims against us, the defense of the claims could involve significant legal costs and require our management to divert time and attention from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our results of operations may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies. Finally, patents may not deter third parties from attempting to reverse engineer our products and discovering our intellectual property.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge, the adequacy of which may not be sufficient.

Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach.  Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.  Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

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

Our future success will depend on our ability to attract and retain qualified management and technical personnel.

Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, manufacturing and operating personnel. The loss of the services of any executive officer, or other key management, engineering, manufacturing and operating personnel, could materially adversely affect our business. Our ability to achieve our growth plans will also depend on our ability to attract and retain additional qualified management and technical personnel, and we do not know whether we will be able to be successful in these regards. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially and adversely affect our growth plans and, therefore, our business prospects, results of operations and financial condition.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet growth expectations;
•	variations in our quarterly operating results from the expectations of investors;
•	downward changes in general market conditions;
•	announcements of new products or services by our competitors;
•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	investor perception of our industry or our prospects;
•	insider selling or buying;
•	demand for our common stock; and
•	general technological or economic trends.

In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation.  If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

The maintenance and security of our information systems are critical to our operations.

We rely on our information systems to be functioning at all times, and that the data in those systems is protected and secure from viruses, illegal access and any other form of unauthorized use.  Should our information systems be compromised in any way, our business operations could be severely impacted.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We own our offices and manufacturing facility and believe the facility to be well maintained, adequately insured and suitable for its present and intended uses. Information concerning our facility as of March 31, 2014 is set forth in the table below:

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

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT and Chicago Stock Exchange under the symbol UQM. The high and low trade prices, by fiscal quarter, as reported by the NYSE MKT Stock Exchange for the last two fiscal years are as follows:

2014	High	Low
Fourth Quarter	$ 3.45	$ 1.56
Third Quarter	$ 2.49	$ 1.40
Second Quarter	$ 2.20	$ 1.00
First Quarter	$ 1.55	$ 0.68

2013	High	Low
Fourth Quarter	$ 0.85	$ 0.69
Third Quarter	$ 1.44	$ 0.68
Second Quarter	$ 1.80	$ 0.73
First Quarter	$ 1.59	$ 0.70

On May 27, 2014 the closing price of our common stock, as reported on the NYSE MKT, was $2.29 per share and there were 568 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by our Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 2

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from March 31, 2009 through March 31, 2014:

	3/09	3/10	3/11	3/12	3/13	3/14
UQM Technologies, Inc.	100.00	256.71	181.71	90.24	45.12	160.98
S&P 500	100.00	149.77	173.20	187.99	214.24	261.06
S&P Electrical Components & Equipment	100.00	178.35	234.11	221.82	262.24	328.22

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

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

	UQM Technologies, Inc.
	Selected Consolidated Financial Data

	Years Ended March 31,
	2014	2013	2012	2011	2010

Product sales	$6,136,305	$5,910,153	$9,358,388	$8,413,098	$7,307,354
Contract services revenue	$909,895	$1,268,556	$785,068	$608,204	$1,384,599
Loss before other income
(expense)	$(2,782,503)	$(10,707,432)	$(4,953,336)	$(2,349,174)	$(4,201,091)

Net loss	$(2,773,244)	$(10,688,312)	$(4,928,520)	$(1,992,358)	$(4,140,872)

Net loss per common share -
basic and diluted	$(0.07)	$(0.29)	$(0.14)	$(0.06)	$(0.13)

Total assets	$29,835,133	$28,608,715	$39,655,601	$41,803,920	$42,682,573

Long-term obligations (1)	$182,100	$627,412	$715,107	$1,316,372	$1,155,416

Cash dividend declared per
common share	-	-	-	-	-

(1) Includes current portion of long-term obligations.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These could be statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed above in Part I, Item 1A. Risk Factors.

Introduction

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the commercial truck, bus, automotive, marine and military markets. We generate revenue from two principal activities: 1) the sale of motors, generators and electronic controls; and 2) research, development and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine and military markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We have recently been certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash balances to fund our operations for at least the next two years.

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are driving business development in the following ways:

•

We have created a well-defined, structured process to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, military and other targeted markets both domestically and internationally.

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately to volume production operations.

•	We improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the requests of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

The Department of Energy grant that was awarded to us in 2010 will expire on January 12, 2015.  Since the beginning of the grant program, we have billed a total of $25.0 million and been reimbursed a total of $24.4 million in matching funds through March 31, 2014.  These cumulative reimbursements have allowed us to achieve many milestones to support our business development efforts that we believe will lead to volume production opportunities.  First, we were able to relocate our headquarters and production operations to an approximate 130,000 square foot facility with fifteen adjacent acres of land for future expansion.  Within this modern facility, we were able to develop and install manufacturing capacity and infrastructure to build and test our state-of-the-art traction motors and controllers, with current capacity to produce up to 56,000 systems annually, and ultimately to achieve the capacity targets defined in our agreement with the DOE.   Throughout the program, the DOE grant supported product validation and release activities for both passenger vehicle and heavy duty truck and bus platforms.  In addition, the grant assisted us in implementing all of the required processes and systems to certify our facility to the ISO/TS 16949 quality standard that is a requirement to be a supplier to the automotive industry.

The funding from the DOE grant has brought us to a position of strength with regards to product validation and manufacturing capabilities.  This, in addition to the business development activities in place and the cash reserves we have to fund the operations for at least the next two years, makes us optimistic about the future of the Company.

In February 2014, we closed a $5.3 million offering of stock and stock purchase warrants with net proceeds of $4.9 million.  While we believed that our pre-financing cash balances at that time were sufficient to fund the Company’s operations for approximately two years, we decided to raise additional capital in anticipation of future working capital needs.  Specifically, a future supply contract with a customer in China could require us to establish a joint venture relationship and/or invest in a local manufacturing presence.  Should we secure a production agreement with a large customer, there will be ramp-up costs required to meet the needs of higher volume operations.  We, therefore, believed it was prudent to raise additional capital in advance of these types of growth scenarios, at a time when capital was available at reasonable costs to the Company.

Financial Condition

Cash and cash equivalents and short-term investments at March 31, 2014 were $10,310,141 and working capital was $20,052,187 compared with $4,527,899 and $16,011,344, respectively, at March 31, 2013. The increase in cash and short-term investments is primarily attributable to the proceeds from a follow-on offering of our common stock and warrants, which resulted in net proceeds of $4.9 million, and lower levels of accounts receivable and inventories, offset by operating losses, capital expenditures and lower levels of accounts payable and other current liabilities. The increase in working capital is primarily attributable to proceeds from the follow-on offering of our common stock, partially offset by operating losses and capital expenditures on property and equipment.

Accounts receivable decreased $1,251,976 to $960,419 at March 31, 2014 from $2,212,395 at March 31, 2013. The decrease is primarily due to cash receipts from the DOE under the Grant. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At March 31, 2014 and 2013, we had an allowance for uncollectible accounts of zero and $3,838,092, respectively.

Costs and estimated earnings on uncompleted contracts increased to $341,255 at March 31, 2014 versus $178,264 at March 31, 2013. The increase is due to timing of billings on certain contracts in process at March 31, 2014 versus March 31, 2013. Estimated earnings on contracts in process increased to $670,596, or 30 percent of contracts in process of $2,219,909 at March 31, 2014, compared to estimated earnings on contracts in process of $515,299 or 38 percent of contracts in process of $1,353,545 at March 31, 2013. The increase in estimated earnings is attributable to higher levels of funded engineering contracts in process, partially offset by lower expected margin on certain contracts in process at March 31, 2014.

Inventories decreased $944,039 to $10,054,422 at March 31, 2014 compared to $10,998,461 at March 31, 2013, reflecting increased shipments of PowerPhase Pro®   and PowerPhase HD®  propulsion systems.

Prepaid expenses and other current assets decreased to $263,988 at March 31, 2014 from $309,957 at March 31, 2013, primarily due to lower levels of prepayments on software licenses outstanding at the end of the current fiscal year versus the prior fiscal year end.

We invested $377,224 for the acquisition of property and equipment during the fiscal year ended March 31, 2014 before reimbursements from the DOE Grant versus $561,669 during the fiscal year ended March 31, 2013. The decrease in capital expenditures is primarily attributable to decreased levels of investments in production equipment during the current fiscal year.  Cash reimbursements for capital assets under the Grant during the fiscal years ended March 31, 2014 and March 31, 2013 were $215,754 and $208,032, respectively.

Patent costs increased to $227,015 at March 31, 2014 compared to $206,287 at March 31, 2013 primarily due to capitalized costs associated with a new patent application partially offset by the amortization of patent issuance costs.

Trademark costs decreased to $107,123 at March 31, 2014 compared to $110,528 at March 31, 2013 due to the amortization of trademark issuance costs.

Other assets decreased to $2,997 at March 31, 2014 from $76,731 at March 31, 2013 due to lower levels of long-term investments at the end of the current fiscal year versus the prior fiscal year end.

Accounts payable decreased $230,904 to $386,293 at March 31, 2014 from $617,197 at March 31, 2013, primarily due to the timing of vendor payments.

Other current liabilities decreased $1,107,690 to $1,491,745 at March 31, 2014 from $2,599,435 at March 31, 2013. The decrease is primarily attributable to reduced levels of accrued import duties, accrued vendor settlements, customer deposits and accrued payroll and employee benefits, partially offset by higher levels of accrued warranty costs at March 31, 2014.

Short-term deferred compensation under executive employment agreements was zero at March 31, 2014 versus $524,000 at March 31, 2013, reflecting a retirement payment to a former officer made in December 2013.  Long-term deferred compensation under executive employment agreements was $182,100 at March 31, 2014 versus $103,412 at March 31, 2013, reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital increased to $397,778 and $121,325,762, respectively, at March 31, 2014 compared to $366,641 and $115,573,331 at March 31, 2013. The increases in common stock and additional paid-in capital were primarily attributable to shares issued under a follow-on offering in February, 2014, shares issued under the Employee Stock Purchase Plan and the Stock Bonus Plan, and the periodic expensing of non-cash share-based payments associated with grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations

Revenue

Total revenue for the fiscal year ended March 31, 2014 was $7,046,200 compared to $7,178,709 and $10,143,456 for the fiscal years ended March 31, 2013 and 2012, respectively.

Product sales this fiscal year increased 4 percent to $6,136,305 compared to $5,910,153 for the fiscal year ended March 31, 2013. The increase is primarily due to increased shipments of PowerPhase HD® and PowerPhase Pro® propulsion systems, partially offset by decreased levels of PowerPhase Select®  propulsion systems.  Product sales for the fiscal year ended March 31, 2013 decreased 37 percent to $5,910,153 compared to $9,358,388 for the fiscal year ended March 31, 2012. The decrease was primarily due to a reduction in product revenue from CODA.  Product revenue from CODA for the fiscal year ended March 31, 2013 was $21,762 versus $4,262,909 for the fiscal year ended March 31, 2012.

Revenue from contract services decreased $358,661, or 28 percent, to $909,895 for the fiscal year ended March 31, 2014 versus $1,268,556 for the fiscal year ended March 31, 2013. This was driven by a change in mix of contracts in process during the current fiscal year and by a change in our cumulative estimate of reimbursable rates under a cost-reimbursement type contract which resulted in a decrease in contract services revenue recognized during the fiscal year ended March 31, 2014 of $79,400. Revenue from contract services increased $483,488, or 62 percent, to $1,268,556 for the fiscal year ended March 31, 2013 versus $785,068 for the fiscal year ended March 31, 2012. The increase is primarily attributable to the application of additional engineering resources on the DOE non-rare earth program and other funded development programs.

Gross Profit Margin

Gross profit margins on product sales this fiscal year increased to 41 percent compared to 27 percent for fiscal 2013. The increase is primarily due to favorable changes in product mix and ramp-up costs during the prior fiscal year associated with the launch of our PowerPhase HD®.  Gross profit margins on product sales for the fiscal year ended March 31, 2013 decreased to 27 percent compared to 29 percent for fiscal 2012. The decrease is primarily due to a less favorable product mix and ramp-up costs associated with the launch of our PowerPhase HD®. Gross profit margins on contract services decreased to 18 percent this fiscal year compared to 44 percent for the fiscal year ended March 31, 2013, reflecting a change in the mix of contracts in process in the current fiscal year and the change in our cumulative estimate of reimbursable rates noted above. Gross profit margins on contract services for the fiscal year ended March 31, 2013 increased to 44 percent this fiscal year compared to 36 percent for the fiscal year ended March 31, 2012, primarily due to higher expected margins on certain contracts in process at March 31, 2013.

Costs and Expenses

Research and development expenditures for the fiscal year ended March 31, 2014 were $219,887 compared to $96,905 and $37,128 for the fiscal years ended March 31, 2013 and 2012, respectively.  The increase in research and development expenditures for the fiscal years ended March 31, 2014 and 2013 was primarily attributable to increased levels of cost-sharing on government research programs.

Production engineering costs were $4,644,646 for the fiscal year ended March 31, 2014 versus $4,921,970 and $6,014,868 for the prior two fiscal years, respectively. The decrease for the current fiscal year is attributable to decreased levels of product qualification and testing activities during the current fiscal year.  The decrease for the fiscal year ended March 31, 2013 versus the fiscal year ended March 31, 2012 was attributable to higher than normal product qualification and testing activities during fiscal year 2012 associated with the launch of volume production for CODA and the redeployment of certain engineering resources on funded development programs.

Reimbursement of costs under the DOE Grant were $3,625,853 versus $4,205,678 and $3,794,324 for each of the two prior fiscal years, respectively.  During the current fiscal year, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement recorded for the year of $958,000.  Excluding this adjustment, reimbursements recorded during the current fiscal year were 57 percent of production engineering expenditures versus 85 percent for the fiscal year ended March 31, 2013, reflecting a decrease in our estimated reimbursable overhead costs.  For the fiscal year ended March 31, 2013, reimbursements under the grant were 85 percent of production engineering expenditures compared to 63 percent for the fiscal year ended March 31, 2012, reflecting an increase in the estimated reimbursable overhead costs under the Grant.

Selling, general and administrative expenses this fiscal year were $5,143,864 compared to $7,022,112 and $5,678,797 for the fiscal years ended March 31, 2013 and 2012, respectively. The decrease this fiscal year is attributable to cost reduction efforts implemented in the fourth quarter of fiscal year 2013.  The increase for fiscal year 2013 versus 2012 is attributable to higher levels of business development, marketing, legal and recruiting and relocation costs versus the prior fiscal year.

Other

Recovery of impaired assets was $868,475 for the fiscal year ended March 31, 2014 compared to impairment of assets of $4,980,117 and zero for the fiscal years ended March 31, 2013 and 2012, respectively.  During the fiscal year ended March 31, 2014, we recorded a reduction to our accrued import duties liability of $726,640 as a result of the ruling from the Department of Commerce that significantly reduced the amount of duties owed, and we reduced the carrying value of the accrued vendor settlement liability by $141,835, due to settlements with certain vendors during the year which were below the originally estimated amounts. During the fiscal year ended March 31, 2013, we recorded a reserve for impairments as a result of the CODA bankruptcy.

Interest income decreased to $1,787 for the current fiscal year compared to $15,743 and $22,805 for the fiscal years ended March 31, 2013 and 2012, respectively.  The decrease this fiscal year versus fiscal year 2013 is attributable to lower levels of invested cash balances.  The decrease for fiscal 2013 compared to fiscal 2012 is attributable to lower yields and lower levels of invested cash balances.

Other income for the fiscal year ended March 31, 2014 was $7,472 versus $3,377 and $2,011 for the fiscal years ended March 31, 2013 and 2012, respectively. The increase for fiscal year 2014 compared to fiscal year 2013 and 2012 is attributable to a recovery received from a bankruptcy proceeding during fiscal year 2014.

Net Loss

As a result, net loss for the fiscal year ended March 31, 2014 was $2,773,244, or $0.07 per common share, compared to a net loss of $10,688,312, or $0.29 per common share, and $4,928,520 or $0.14 per common share, for the fiscal years ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2014 were adequate to meet operating needs. In February, 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Cash proceeds, net of offering costs, were $4,911,933. At March 31, 2014, we had cash and short-term investments of $10,310,141 and working capital of $20,052,187 compared to $4,527,899 and $16,011,344 at March 31, 2013, respectively.

For the year ended March 31, 2014, net cash used in operating activities was $622,732 compared to net cash used in operating activities of $7,259,552 and $11,414,137 for the years ended March 31, 2013 and 2012, respectively. The decrease in cash used in operating activities for the current fiscal year versus fiscal 2013 is primarily due to decreased net losses, significantly driven by lower operating costs as a result of a reduction in force and other strategic cost reductions, decreased levels of inventory purchases and decreased levels of accounts receivable, partially offset by decreases in accounts payable and deferred compensation under executive employment agreements.  The decrease in cash used in operating activities for fiscal 2013 compared to fiscal 2012 is associated with decreased levels of inventory purchases partially offset by decreased levels of accounts payable at March 31, 2013.

Net cash provided by investing activities for the fiscal year ended March 31, 2014 was $1,348,248 compared to cash provided by investing activities of $114,556 and $7,124,741 for the fiscal years ended March 31, 2013 and 2012, respectively.  The increase for the current fiscal year versus fiscal 2013 was primarily due to cash proceeds from the sale of our former Frederick, Colorado facility, partially offset by decreased levels of net short-term investment maturities versus the prior fiscal year and increased levels of net capital expenditures. The decrease in cash provided in the fiscal year ended March 31, 2013 compared to fiscal 2012 is due to decreased net maturities of short-term investments, partially offset by a decrease in the amount of capital expenditures, net of reimbursements under our DOE Grant.

Net cash provided by financing activities was $4,993,697 for the fiscal year ended March 31, 2014 versus cash provided by financing activities of $34,955 and $48,584 for the fiscal years ended March 31, 2013 and 2012, respectively. The increase in cash provided in the current fiscal year was primarily attributable to the completion of a follow-on offering which resulted in net cash proceeds of $4.9 million.  The decrease in cash provided in fiscal 2013 versus fiscal 2012 is attributable to higher levels of treasury stock purchases during the fiscal year ended March 31, 2013.

We expect to fund our operations over the next year from existing cash and short-term investment balances, the reduction of inventories and from bank financing, if available. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially. In addition, our $32.4 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of March 31, 2014, $25 million had been expended under the Grant.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2014:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$268,279	$268,279	$-	$-	$-
Executive employment agreements (1)	182,100	-	-	-	182,100
Total	$450,379	$268,279	$-	$-	$182,100

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by executive officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for uncollectible accounts receivables, costs to complete contracts, the recoverability of inventories and the fair value of financial and long-lived assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

Inventories

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material inventory for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves for estimated declines in the realizable value of our inventories. On May 1, 2013, the date CODA filed for bankruptcy protection, we had approximately $8.2 million of PowerPhase Pro® inventory originally purchased or manufactured for CODA. As of March 31, 2014, $7.9 million of PowerPhase Pro® inventory was still on hand.   We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now being sold to other customers. It is reasonably possible that future events or changes in circumstances could cause the realizable value of our inventories to decline materially, resulting in additional material impairment losses.  During the fiscal years ended March 31, 2014, 2013 and 2012, we recorded inventory impairments of $5,047, $8,928 and $10,169, respectively.

Accounts Receivable

Our trade accounts receivable are subject to credit risks associated with the financial condition of our customers and their liquidity. We evaluate all customers periodically to assess their financial condition and liquidity and set appropriate credit limits based on this analysis. As a result, the collectability of accounts receivable may change due to changing general economic conditions and factors associated with each customer’s particular business. During the fiscal year ended March 31, 2013, we established an allowance for bad debts of $3,838,092, principally due to the bankruptcy filing of CODA.  At March 31, 2014, the accounts receivable balance due from CODA and the associated allowance for bad debts has been written off.  In light of current economic conditions, we may need to maintain an allowance for bad debts in the future. It is also reasonably possible that future events or changes in circumstances could cause the realizable value of our trade accounts receivable to decline materially, resulting in material losses.

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Estimated costs for each project are developed by our engineering staff based upon a progression of technical tasks required to attain the project's objectives.  These estimates typically include the number of hours of work required by each category of personnel, the cost of subcontracts, materials and components, as well as costs for consultants and project related travel. These estimated costs are reviewed throughout the project and revised quarterly, if necessary, to accurately reflect our best estimate of the remaining costs necessary to complete the project. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts, changes in actual overhead costs versus estimated overhead costs and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably likely that estimated project costs to complete the projects in process at March 31, 2014 could change materially in the future, and any modification of management’s current estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. One component of interest rate risk involves the short term investment of excess cash in short term, investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations, although we expect that the impact would be immaterial. We do not use financial instruments to any degree to manage these risks and do not hold or issue financial instruments for trading purposes. All of our product sales and related receivables are payable in U.S. dollars.

This page intentionally left blank

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 29, 2014

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,247,112	$4,527,899
Short-term investments	63,029	-
Accounts receivable, net of allowance for doubtful accounts of zero and
$3,838,092, respectively	960,419	2,212,395
Costs and estimated earnings in excess of billings on
uncompleted contracts	341,255	178,264
Inventories	10,054,422	10,998,461
Facility held for sale	-	1,525,000
Prepaid expenses and other current assets	263,988	309,957
Total current assets	21,930,225	19,751,976

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,706,066	7,771,363
	13,905,697	13,970,994
Less accumulated depreciation	(6,337,924)	(5,507,801)
Net property and equipment	7,567,773	8,463,193

Patent costs, net of accumulated amortization of $878,707 and $845,795,
respectively	227,015	206,287
Trademark costs, net of accumulated amortization of $68,718 and $64,230,
respectively	107,123	110,528
Other assets	2,997	76,731
Total assets	$29,835,133	$28,608,715

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	March 31, 2014	March 31, 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$386,293	$617,197
Other current liabilities	1,491,745	2,599,435
Short-term deferred compensation under executive employment
agreements	-	524,000
Total current liabilities	1,878,038	3,740,632

Long-term deferred compensation under executive employment agreements	182,100	103,412

Total liabilities	2,060,138	3,844,044

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 39,777,767 and 36,664,097 shares
issued and outstanding, respectively	397,778	366,641
Additional paid-in capital	121,325,762	115,573,331
Accumulated deficit	(93,948,545)	(91,175,301)
Total stockholders’ equity	27,774,995	24,764,671

Total liabilities and stockholders’ equity	$29,835,133	$28,608,715

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Revenue:
Product sales	$6,136,305	$5,910,153	$9,358,388
Contract services	909,895	1,268,556	785,068
	7,046,200	7,178,709	10,143,456
Operating costs and expenses:
Costs of product sales	3,609,028	4,333,005	6,663,648
Costs of contract services	743,068	715,225	499,813
Research and development	219,887	96,905	37,128
Production engineering	4,644,646	4,921,970	6,014,868
Reimbursement of costs under DOE grant	(3,625,853)	(4,205,678)	(3,794,324)
Selling, general and administrative	5,143,864	7,022,112	5,678,797
(Recovery) impairment of assets	(868,475)	4,980,117	-
(Gain) loss on disposal of long-lived assets	(37,462)	22,485	(3,138)
	9,828,703	17,886,141	15,096,792

Loss before other income	(2,782,503)	(10,707,432)	(4,953,336)

Other income:
Interest income	1,787	15,743	22,805
Other	7,472	3,377	2,011
	9,259	19,120	24,816

Net loss	$(2,773,244)	$(10,688,312)	$(4,928,520)

Net loss per common share - basic and diluted	$(0.07)	$(0.29)	$(0.14)
Weighted average number of shares
of common stock outstanding -
basic and diluted	37,253,066	36,564,952	36,301,642

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2011	36,213,293	$362,133	$113,391,049	$(75,558,469)	$38,194,713

Issuance of common stock under
employee stock purchase plan	41,158	412	60,548	-	60,960
Purchase of treasury stock	(6,191)	(62)	(12,314)	-	(12,376)
Issuance of common stock under
stock bonus plan	107,917	1,079	167,545	-	168,624
Compensation expense from
employee and director stock
option and common stock grants	-	-	764,278	-	764,278
Net loss	-	-	-	(4,928,520)	(4,928,520)
Balances at March 31, 2012	36,356,177	$363,562	$114,371,106	$(80,486,989)	$34,247,679

Issuance of common stock under
employee stock purchase plan	85,550	855	74,530	-	75,385
Purchase of treasury stock	(41,321)	(413)	(40,017)	-	(40,430)
Issuance of common stock under
stock bonus plan	263,691	2,637	145,115	-	147,752
Compensation expense from
employee and director stock
option and common stock grants	-	-	1,022,597	-	1,022,597
Net loss	-	-	-	(10,688,312)	(10,688,312)
Balances at March 31, 2013	36,664,097	$366,641	$115,573,331	$(91,175,301)	$24,764,671

Issuance of common stock under
employee stock purchase plan	62,421	624	60,065	-	60,689
Issuance of common stock in follow-on
offering, net of offering costs	2,864,872	28,649	4,883,284	-	4,911,933
Issuance of common stock under
stock bonus plan	166,231	1,663	34,836	-	36,499
Issuance of common stock upon exercise
of employee options	20,146	201	20,874	-	21,075
Compensation expense from
employee and director stock
option and common stock grants	-	-	753,372	-	753,372
Net loss	-	-	-	(2,773,244)	(2,773,244)
Balances at March 31, 2014	39,777,767	$397,778	$121,325,762	$(93,948,545)	$27,774,995

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(2,773,244)	$(10,688,312)	$(4,928,520)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,136,021	1,252,834	1,178,958
Non-cash equity based compensation	789,871	1,170,349	932,902
(Recovery) impairment of assets	(868,475)	4,980,117	-
(Gain) loss on disposal of long-lived assets	(37,462)	22,485	(3,138)
Impairment of long-lived assets	-	-	27,845
Impairment of inventories	5,047	8,928	10,169
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings
in excess of billings on uncompleted contracts	1,055,980	(1,199,701)	(1,978,510)
Inventories	938,992	(1,796,309)	(8,360,876)
Prepaid expenses and other current assets	45,969	135,758	(189,438)
Accounts payable and other current liabilities	(470,119)	(1,050,805)	2,506,261
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	(7,201)	(8,525)
Deferred compensation under executive
employment agreements	(445,312)	(87,695)	(601,265)
Net cash used in operating activities	(622,732)	(7,259,552)	(11,414,137)

Cash flows from investing activities:
Purchases of short-term investments	(593)	(245,950)	(7,369,698)
Maturities of short-term investments	-	728,859	15,219,312
Increase in other long-term assets	-	(583)	(61,855)
Acquisition of property and equipment	(377,224)	(561,669)	(2,132,593)
Property and equipment reimbursements received from DOE
under grant	215,754	208,032	1,486,990
Increase in patent and trademark costs	(54,721)	(14,158)	(21,240)
Cash proceeds from the sale of building and equipment	1,565,032	25	3,825
Net cash provided by investing activities	1,348,248	114,556	7,124,741

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended	Year Ended	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Cash flows from financing activities:
Issuance of common stock upon exercise of employee stock options	21,075	-	-
Issuance of common stock under employee stock purchase plan	60,689	75,385	60,960
Issuance of common stock in follow-on offering,
net of offering costs	4,911,933	-	-
Purchase of treasury stock	-	(40,430)	(12,376)
Net cash provided by financing activities	4,993,697	34,955	48,584

Increase (decrease) in cash and cash equivalents	5,719,213	(7,110,041)	(4,240,812)
Cash and cash equivalents at beginning of period	4,527,899	11,637,940	15,878,752
Cash and cash equivalents at end of period	$10,247,112	$4,527,899	$11,637,940

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Longmont, Colorado. Our revenue is derived primarily from product sales to customers in the commercial truck, bus, automotive, marine and military markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability, together with our partners, to commercialize our products and technology.

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

(d)  Investments

We have an investment policy approved by the Board of Directors that governs the quality, acceptability and dollar concentration of our investments. Under the policy, we may  invest in marketable securities consisting primarily of commercial paper, asset-backed and mortgage-backed notes and bank certificates of deposits with original maturities beyond three months. All marketable securities are held in our name at two major financial institutions that hold custody of the investments. All of our investments are held-to-maturity investments as we have the positive intent and ability to hold until maturity. These securities are recorded at amortized cost.

The amortized cost and unrealized gain or loss of our investments at March 31, 2014 and March 31, 2013 were:

	March 31, 2014		March 31, 2013
	Amortized Cost	Gain (Loss)	Amortized Cost	Gain (Loss)
Short-term investments:
Certificate of deposit	$63,029	$-	$-	$-
	63,029	-	-	-

Long-term investments:
Certificate of deposit (included in other assets)	-	-	62,436	-
	$63,029	$-	$62,436	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The time to maturity of held-to-maturity securities were:

	March 31, 2014	March 31, 2013

Three to six months	$-	$-
Six months to one year	63,029	-
Over one year	-	62,436
	$63,029	$62,436

(e)  Accounts Receivables

We extend unsecured credit to many of our customers following a review of the customers’ financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for uncollectable accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts receivable. At March 31, 2014 and 2013, we had an allowance for doubtful accounts receivable of zero and $3,838,092,  respectively. The following represents activity under our allowance for doubtful accounts receivable for the fiscal years ended March 31, 2014, 2013 and 2012:

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts	Deductions	End of Year
Year ended March 31, 2014
Allowance for doubtful accounts- deducted
from accounts receivable	$3,838,092	-	-	3,838,092	$-

Year ended March 31, 2013
Allowance for doubtful accounts- deducted
from accounts receivable	$127,697	3,838,092	-	127,697	$3,838,092

Year ended March 31, 2012
Allowance for doubtful accounts- deducted				-
from accounts receivable	$-	127,697	-		$127,697

(f)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We charge directly to expense slow moving or obsolete inventory items during the period we assess the value of such inventory to be impaired. For the fiscal years ended March 31, 2014, 2013 and 2012, we impaired inventory of $5,047, $8,928 and $10,169, respectively.

(g)   Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with U.S. Department of Energy (“DOE”) grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2014, 2013 and 2012 was

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

$1,098,622, $1,218,812 and $1,139,821, respectively, and was reported in operating costs and expenses on the Consolidated Statements of Operations.

(h)   Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 13 years for patents, and 40 years for trademarks. Amortization expense for the fiscal years ended March 31, 2014, 2013 and 2012 was $37,399, $34,022, and $39,137, respectively.

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

(j)   Product Warranties

Our warranty policy generally provides three months to three years of coverage depending on the product. We record a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products. For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available. The following is a summary of warranty activity for the fiscal years ended March 31, 2014, 2013 and 2012:

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at
	of Year	Expenses	Accounts	Deductions		End of Year
Year ended March 31, 2014
Accrued warranty cost	$77,393	164,567	-	66,299	(A)	$175,661

Year ended March 31, 2013
Accrued warranty cost	$154,978	58,676	-	136,261	(A)	$77,393

Year ended March 31, 2012
Accrued warranty cost	$89,463	196,815	-	131,300	(A)	$154,978
Note (A) Represents actual warranty payments for units returned under warranty

(k)  Revenue and Cost Recognition

Revenue from sales of products is generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer, which is typically when products are shipped based on the terms of the customer purchase agreement.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The aggregate of costs incurred and estimated earnings recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings on uncompleted contracts in excess of costs incurred and estimated earnings is shown as a current liability.

(l)   Government Grants

The Company recognizes revenue and cost reimbursements from government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized in the Consolidated Statements of Operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the Consolidated Statements of Operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the Consolidated Statements of Operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(o)  Loss Per Common Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share is computed by dividing loss attributable to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At March 31, 2014, 2013 and 2012,  640,979 and 358,855 and 167,680 shares of common stock issued but not yet vested, respectively under the Stock Bonus Plan, were being held by the Company. For fiscal years 2014, 2013 and 2012,  267,911, 32,681 and 16,487 shares were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At March 31, 2014, 2013 and 2012, options to purchase 3,342,627, 4,282,001 and 3,254,905 shares of common stock, respectively, and warrants to purchase 1,489,733, zero and zero shares of common stock, respectively, were outstanding. For the fiscal years ended March 31, 2014, 2013 and 2012, options and warrants for 3,371,161, 2,872,257 and 3,201,569 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock.  In-the-money options and warrants determined under the treasury stock method to acquire 462,104, zero and 2,834 shares of common stock for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

(2)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2014 and March 31, 2013, the estimated period to complete contracts in process ranged from one to ten months and one to twenty-one  months, respectively. We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	March 31, 2014	March 31, 2013
Costs incurred on uncompleted contracts	$1,549,313	$838,246
Estimated earnings	670,596	515,299
	2,219,909	1,353,545
Less billings to date	(1,878,654)	(1,175,281)
Costs and estimated earnings in excess of billings
on uncompleted contracts	$341,255	$178,264

(3)  Inventories

Inventories consist of:

	March 31, 2014	March 31, 2013
Raw materials	$7,537,189	$8,097,342
Work-in-process	84,178	356,696
Finished products	2,433,055	2,544,423
	$10,054,422	$10,998,461

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value.

(4)  Impairment of Long-Lived Assets

During the fiscal years ended March 31, 2014, 2013 and 2012, we recorded total impairment charges of zero, zero and 27,845, respectively for the impairment of long-lived assets.

Impairments for the fiscal year ended March 31, 2012 consist solely of capitalized legal fees associated with the preparation and filing of patent applications that were subsequently abandoned. Because no patents were issued, none of these patent application costs were amortized prior to their impairment.

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

(6)  Patents and Trademarks

Patents owned by the Company had a gross carrying amount of $1,105,722 and $1,052,082, accumulated amortization of $878,707 and $845,795, and a net carrying amount of $227,015 and $206,287, at March 31, 2014 and 2013, respectively. Trademarks owned by the Company had a gross carrying amount of $175,841 and $174,758, accumulated amortization of $68,718 and $64,230, and a net carrying value of $107,123 and $110,528 at March 31, 2014 and 2013, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset.  The weighted-average period of amortization is 13 years for patents, and 40 years for trademarks.

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2015	$20,430	$4,487
2016	15,466	4,487
2017	15,466	4,487
2018	15,028	4,487
2019	11,486	4,487
Thereafter	149,139	84,688
	$227,015	$107,123

(7)  Government Grant

We have a grant (the “Grant”) with the DOE under the American Recovery and Reinvestment Act for reimbursements up to a maximum of $32.4 million. The Grant provides funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE will reimburse us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The period of the Grant is through January 12, 2015. We recognize government grant reimbursements when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received.

The Grant is also subject to our compliance with certain reporting requirements. The American Recovery and Reinvestment Act imposes minimum construction wages and labor standards for projects funded by the Grant. If we

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

During the second quarter of the current fiscal year, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement of costs recorded for the fiscal year ended March 31, 2014 of $958,000.

At March 31, 2014, we had received reimbursements from the DOE under the Grant totaling approximately $24.4 million and had grant funds receivable of approximately $0.6 million.

The application of grant funds to the recorded value of eligible capital asset purchases under the Grant as of March 31, 2014 and March 31, 2013 are as follows:

	March 31, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,946,910	3,973,455	3,973,455
	$18,750,034	$9,375,017	$9,375,017

	March 31, 2013
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and equipment	7,581,408	3,790,704	3,790,704
	$18,384,532	$9,192,266	$9,192,266

(8)  Other Current Liabilities

Other current liabilities consist of:

	March 31, 2014	March 31, 2013
Accrued payroll and employee benefits	$164,334	$174,135
Accrued personal property and real estate taxes	227,022	264,814
Accrued warranty costs	175,661	77,393
Unearned revenue	5,416	71,442
Accrued royalties	48,336	48,336
Accrued import duties	87,100	813,740
Accrued vendor settlements	774,974	1,050,000
Other	8,902	99,575
	$1,491,745	$2,599,435

(9) Commitments and Contingencies

Employment Agreements

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company has entered into employment agreements with all of its officers. Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015.   The aggregate future base salary payable to the executive officers over their remaining terms is $1,608,250. In addition, we have recorded a liability of $182,100 and $627,412 at March 31, 2014 and March 31, 2013, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

The employment agreements provide for severance payments under the conditions and for the amounts specified in the agreements.

Lease Commitments

At March 31, 2014, there were no operating leases and there was no rental expense during the years ended March 31, 2014, 2013 and 2012.

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

(10) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of investments is the amortized cost of the investments which approximates fair value. See Note 1(d).

(11) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2014 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$182,100	-	-	$182,100

Note (1) Included in current liabilities on our consolidated balance sheet as of March 31, 2014.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements. The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model.  The significant unobservable input used in the calculation is a discount rate of 14 percent, which is based on the expected cost of capital for the Company.  A 1 percent change in this discount rate would result in approximately a $2,500 change in the recorded value of the liability as of March 31, 2014.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3) for the
	Fiscal Year Ended March 31,
	2014	2013
	Deferred	Deferred
	Compensation	Compensation
	On Executive	On Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of period	$627,412	$715,107
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	78,688	64,312
Included in other comprehensive income	-	-
Settlements	(524,000)	(152,007)
Balance at the end of period	$182,100	$627,412

Loss for the period included in earnings
attributable to the Level 3 liability still
held at the end of the period	$78,688	$64,312

(12) Stockholders’ Equity

In February, 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Cash proceeds, net of offering costs, were $4,911,933. The fair value of the warrants at the time of issuance was $1,832,943, and was recorded as additional paid-in capital. This fair value was determined using the Black-Scholes option pricing model with the following assumptions: a term of four and a half years, risk-free interest rate of 1.5%, volatility of 78.3%, and dividend yield of zero. Warrants to acquire 1,489,733 and zero shares of our common stock were outstanding at March 31, 2014 and 2013, respectively.

(13) Stock-Based Compensation

Stock Option Plans

As of March 31, 2014, we had 1,100,000 shares of common stock authorized and 14,870 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).  The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2014, we had 1,000,000 shares of common stock authorized and 224,173 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of March 31, 2014, we had 1,954,994 shares of common stock authorized and there were 47,149 shares of common stock available for future grant under the Stock Plan.  Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At March 31, 2014, we had 700,000 shares of common stock authorized and 307,650 shares of common stock available for issuance under the Stock Purchase Plan.

Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2014, 2013 and 2012 was insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2014, 2013 and 2012, were based on estimates at the date of grant as follows:

	Year Ended March 31,
	2014		2013		2012
Weighted average estimated
fair value of grant	$0.68	per option	$0.56	per option	$1.46	per option
Expected life (in years)	4.8	years	6.3	years	5.8	years
Risk free interest rate	2.30%		1.30%		2.59%
Expected volatility	73.91%		72.80%		73.96%
Expected dividend yield	0.00%		0.00%		0.00%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Year Ended March 31,
	2014	2013	2012
Costs of contract services	$18,738	$19,898	$21,592
Costs of product sales	40,559	42,313	98,807
Research and development	8,981	2,998	1,110
Production engineering	140,811	146,317	193,474
Selling, general and administrative	580,782	958,823	617,919
	$789,871	$1,170,349	$932,902

Stock Option Plans Activity

Additional information with respect to stock option activity during the year ended March 31, 2014 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2013	4,251,695	$2.14	4.7 years	$-
Granted	89,340	$1.11
Exercised	(20,146)	$1.05		$27,462
Forfeited	(990,314)	$2.62

Outstanding at March 31, 2014	3,330,575	$1.98	4.8 years	$2,931,885

Exercisable at March 31, 2014	2,634,589	$2.21	3.9 years	$1,848,784

Vested and expected to vest at March 31, 2014	3,306,339	$1.98	4.8 years	$2,891,654

Additional information with respect to stock option activity during the year ended March 31, 2013 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2012	3,228,210	$2.78	3.9 years	$-
Granted	1,418,792	$0.87
Exercised	-	$-		$-
Forfeited	(395,307)	$2.83

Outstanding at March 31, 2013	4,251,695	$2.14	4.7 years	$-

Exercisable at March 31, 2013	3,098,868	$2.48	3.2 years	$-

Vested and expected to vest at March 31, 2013	4,194,686	$2.15	4.7 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the year ended March 31, 2012 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2011	2,960,277	$2.99	3.7 years	$1,109,521
Granted	569,710	$2.29
Exercised	-	$-		$-
Forfeited	(301,777)	$3.84

Outstanding at March 31, 2012	3,228,210	$2.78	3.9 years	$-

Exercisable at March 31, 2012	2,559,488	$2.82	2.8 years	$-

Vested and expected to vest at March 31, 2012	3,200,983	$2.78	3.8 years	$-

The weighted-average grant date fair value of options granted during the years ended March 31, 2014, 2013 and 2012 was $0.68, $0.56 and $1.46, respectively.

As of March 31, 2014, there was $271,804 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of fourteen months.  The total fair value of stock options that vested during the years ended March 31, 2014, 2013 and 2012 was $493,271, $885,916 and $513,236, respectively.

Cash received by us upon the exercise of stock options for the years ended March 31, 2014, 2013 and 2012 was $21,075, zero and zero, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of March 31, 2014, 2013 and 2012 and changes during the years ended March 31, 2014, 2013 and 2012 are presented below:

	Year Ended March 31,
	2014		2013		2012
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	358,855	$1.22	167,680	$2.44	62,199	$2.50
Granted	452,195	$1.18	454,866	$0.87	213,398	$2.34
Vested	(166,231)	$1.34	(263,691)	$1.39	(107,917)	$2.28
Forfeited	(3,840)	$1.25	-	$-	-	$-
Non-vested at March 31	640,979	$1.17	358,855	$1.22	167,680	$2.44

As of March 31, 2014, there was $490,759 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at March 31, 2014 is expected to be recognized over a weighted-average period of twenty-two months.

Stock Purchase Plan Activity

During the years ended March 31, 2014, 2013 and 2012, we issued 62,421, 85,550 and 41,158 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the years ended March 31, 2014, 2013 and 2012 was $60,689, $75,385 and $60,960, respectively.

(14) Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the fiscal years ended March 31, 2014, 2013 and 2012:

	Fiscal Year Ended March 31,
	2014		2013		2012
Customer A	$880,145	12%	$1,078,930	15%	$684,489	7%
Customer B	$727,683	10%	$1,494,024	21%	$41,388	-%
Customer C	$615,081	9%	$816,779	11%	$747,924	7%
Customer D	$50,050	1%	$728,000	10%	$455,000	4%
Customer E	$-	-%	$191,983	3%	$4,313,728	43%

The following table summarizes accounts receivable from significant customers as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Customer A	71%	77%
Customer B	2%	3%
Customer C	10%	5%
Customer D	-%	-%
Customer E	-%	-%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)  Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Year Ended	Year Ended	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Computed "expected" tax benefit	$(942,903)	$(3,634,026)	$(1,675,697)
Increase (decrease) in taxes resulting from:
Adjustment of expiring net operating loss
carry-forwards	-	1,364,055	382,741
Increase (decrease) in valuation allowance for
net deferred tax assets	875,016	2,295,702	1,222,257
Other, net	67,887	(25,731)	70,699

Income tax benefit	$-	$-	$-

The tax effects of temporary difference that give rise to significant portions of the net deferred tax asset are presented below:

	March 31, 2014	March 31, 2013
Deferred tax assets:
Research and development credit carry-forwards	$4,073	$4,073
Net operating loss carry-forwards	24,328,101	22,998,447
Deferred compensation	75,384	242,840
Property and equipment	108,314	297,144
Intangible assets	-	64,994
Stock Compensation	952,978	847,069
Other	666,505	757,382
Total deferred tax assets	26,135,355	25,211,949

Deferred tax liabilities:
Intangible assets	48,390	-
Total deferred tax liabilities	48,390	-

Net deferred tax assets	26,086,965	25,211,949

Less valuation allowance	(26,086,965)	(25,211,949)

Deferred tax assets, net of valuation allowance	$-	$-

As of March 31, 2014 and March 31, 2013, respectively, we had net operating loss (“NOL”) carry-forwards of approximately $70.9 million and $67.3 million for U.S. income tax purposes that expire in varying amounts through 2034. Approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $26.1 million and $25.2 million at March 31, 2014 and 2013, respectively, relates principally to the uncertainty of the utilization of deferred tax assets in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

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

(16) 401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan (“401K Plan”) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $132,471, $149,311, and $135,825, for the years ended March 31, 2014, 2013, and 2012, respectively.

(17) Interim Financial Data (Unaudited)

	Quarters Ended
	June 30	September 30	December 31	March 31
Fiscal year 2014
Sales	$1,948,511	$2,041,958	$2,040,249	$1,015,482
Gross profit	$662,242	$848,563	$832,886	$350,413
Net loss	$(916,354)	$(412,269)	$(65,913)	$(1,378,708)

Net loss per common share basic and diluted:	$(0.02)	$(0.01)	$0.00	$(0.04)

	Quarters Ended
	June 30	September 30	December 31	March 31
Fiscal year 2013
Sales	$2,396,428	$1,196,104	$1,928,070	$1,658,107
Gross profit	$930,489	$463,891	$276,594	$459,505
Net loss	$(1,287,434)	$(2,563,548)	$(4,555,033)	$(2,282,297)

Net loss per common share basic and diluted:	$(0.04)	$(0.07)	$(0.12)	$(0.06)

ITEM 9.CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on their evaluation as of March 31, 2014, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, it used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2014, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

May 29, 2014

Eric R. Ridenour	David I. Rosenthal
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings “Election of Directors”, “Management” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 13, 2014.

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings “Executive Compensation”, “Option Grants during Fiscal Year 2014,” “Aggregate Option Exercises During Fiscal Year 2014,” “Option Values at the End of Fiscal Year 2014,” “Director Compensation,”  “Compensation discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 13, 2014.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading “Security Ownership of Certain Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 13, 2014.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the Annual Meeting of Shareholders’ to be held August 13, 2014.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the annual meeting of shareholders to be held August 13, 2014.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2014 and March 31, 2013.

Consolidated Statements of Operations for the Years Ended March 31, 2014, 2013, and 2012.

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2014, 2013, and 2012.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 1(e) to the Consolidated Financial Statements above.

	3.	Exhibits:

3.1		Restated Articles of Incorporation.

3.2		Bylaws, as amended.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980 (No. 1-10869), which is incorporated herein by reference.

4.2		Form of Common Stock Purchase Warrant. Reference is made to Exhibit 4.1 of our current report on Form 8-K, filed February 5, 2014 (No. 1-10869), which is incorporated herein by reference.

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

10.8

Modification Number Nine to the Assistance Agreement between the Company and the U.S. DOE/NETL. Reference is made to Exhibit 10.1 of our current report on Form 8-K, filed December 6, 2013 (No. 1-10869), which is incorporated herein by reference.

10.9

UQM Technologies, Inc. Employee Stock Purchase Plan. ** Reference is made to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-164705) filed on February 5, 2011, which is incorporated herein by reference.

10.10 10.11 10.12 10.13

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

10.14	Form of Incentive Stock Option Agreement. ** Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K, filed on May 22, 2009 (No. 1-10869), which is incorporated herein by reference.

10.15	Form of Non-Qualified Stock Option Agreement. ** Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K, filed on May 22, 2009 (No. 1-10869), which is incorporated herein by reference.

10.16	Form of Restricted Stock Agreement, amended May 9, 2012. ** Reference is made to Exhibit 10.20 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.17

Amended employment agreement with Eric. R Ridenour dated April 30, 2013.** Reference is made to Exhibit 10.2 of our current report on Form 8-K, filed May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

10.18

Amended Restricted Stock Agreement with Mr. Ridenour dated October 20, 2010.** Reference is made to Exhibit 10.1 to our current report on Form 8-K filed October 22, 2010 (No. 1-10869), which is incorporated herein by reference.

10.19

Amended Employment Agreement with Donald A. French dated August 13, 2010.** Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed on August 18, 2011 (No. 1-10869), which is incorporated herein by reference.

10.20	Employment agreement with David I. Rosenthal. ** Reference is made to Exhibit 10.1 to our current report on Form 8-K, filed on May 1, 2013 (No. 1-10869), which is incorporated herein by reference.

10.21

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

10.24

At Market Issuance Sales Agreement between the Company and HC Wainright dated February 3, 2014. Reference is made to Exhibit 1.1 of our current report on Form 8-K, filed February 5, 2014 (No. 1-10869), which is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 29th day of May, 2014.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ ERIC R. RIDENOUR
Eric R. Ridenour
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/ DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Chairman of the Board of Directors	May 28, 2014
/s/ERIC R. RIDENOUR Eric R. Ridenour	President and Chief Executive Officer	May 29, 2014
/s/DAVID I. ROSENTHAL David I. Rosenthal	Treasurer and Secretary (Principal Financial and Accounting Officer)	May 29, 2014
/s/STEPHEN J. ROY Stephen J. Roy	Director	May 28, 2014
s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	May 28, 2014
/s/JOHN E. SZTYKIEL John E. Sztykiel	Director	May 28, 2014