Form 10-Q
period 2014-06-30
UQM TECHNOLOGIES INC
filed 2014-07-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 29, 2014 was 40,439,691.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30, 2014	March 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,458,909	$10,247,112
Short-term investments	63,182	63,029
Accounts receivable	889,745	960,419
Costs and estimated earnings in excess of billings on
uncompleted contracts	147,235	341,255
Inventories	9,940,009	10,054,422
Prepaid expenses and other current assets	488,125	263,988
Total current assets	20,987,205	21,930,225

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,728,795	7,706,066
	13,928,426	13,905,697
Less accumulated depreciation	(6,593,210)	(6,337,924)
Net property and equipment	7,335,216	7,567,773

Patent costs, net of accumulated amortization of $882,830 and $878,707, respectively	229,336	227,015

Trademark costs, net of accumulated amortization of $69,793 and $68,718, respectively	106,048	107,123
Other assets	2,997	2,997
Total assets	$28,660,802	$29,835,133

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	June 30, 2014	March 31, 2014
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$362,907	$386,293
Other current liabilities	1,432,891	1,491,745
Total current liabilities	1,795,798	1,878,038

Long-term deferred compensation under executive employment agreements	206,836	182,100

Total liabilities	2,002,634	2,060,138

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 39,798,538 and 39,777,767 shares
issued and outstanding, respectively	397,985	397,778
Additional paid-in capital	121,518,765	121,325,762
Accumulated deficit	(95,258,582)	(93,948,545)
Total stockholders’ equity	26,658,168	27,774,995

Total liabilities and stockholders’ equity	$28,660,802	$29,835,133

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended June 30,
	2014	2013
Revenue:
Product sales	$823,032	$1,687,260
Contract services	196,516	261,251
	1,019,548	1,948,511
Operating costs and expenses:
Costs of product sales	464,028	1,105,535
Costs of contract services	148,234	180,734
Research and development	84,404	54,908
Production engineering	1,227,191	1,093,069
Reimbursement of costs under DOE grant	(716,014)	(773,458)
Selling, general and administrative	1,128,531	1,244,401
Gain on sale of facility held for sale	-	(40,032)
	2,336,374	2,865,157

Loss before other income	(1,316,826)	(916,646)

Other income:
Interest income	6,789	129
Other	-	163
	6,789	292

Net loss	$(1,310,037)	$(916,354)

Net loss per common share - basic and
diluted	$(0.03)	$(0.02)
Weighted average number of shares of common
stock outstanding - basic and diluted	39,788,769	36,669,033

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Quarter Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,310,037)	$(916,354)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	260,484	306,307
Gain on sale of facility held for sale	-	(40,032)
Non-cash equity based compensation	166,658	162,724
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	163,953	(403,124)
Inventories	114,413	239,539
Prepaid expenses and other current assets	(224,137)	(6,160)
Accounts payable and other current liabilities	(82,240)	97,217
Deferred compensation under executive
employment agreements	24,736	18,882
Net cash used in operating activities	(886,170)	(541,001)

Cash flows from investing activities:
Increase in short-term investments	(153)	-
Increase in other long-term assets	-	(152)
Acquisition of property and equipment	(45,458)	(242,478)
Property and equipment reimbursements received from DOE under
grant	123,470	24,939
Cash proceeds from sale of facility held for sale	-	1,565,032
Increase in patent and trademark costs	(6,444)	(3,112)
Net cash provided by investing activities	71,415	1,344,229

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	22,055	3,572
Issuance of common stock upon exercise of employee options	4,497	-
Net cash provided by financing activities	26,552	3,572

Increase (decrease) in cash and cash equivalents	(788,203)	806,800
Cash and cash equivalents at beginning of quarter	10,247,112	4,527,899
Cash and cash equivalents at end of quarter	$9,458,909	$5,334,699

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)    The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the fiscal year ended March 31, 2014.

(2)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of fiscal year 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

(3)  At June 30, 2014 and March 31, 2014, the estimated period to complete contracts in process ranged from one to seven months and one to ten months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	June 30, 2014	March 31, 2014
Costs incurred on uncompleted contracts	$1,697,547	$1,549,313
Estimated earnings	718,879	670,596
	2,416,426	2,219,909
Less billings to date	(2,269,191)	(1,878,654)
Costs and estimated earnings in excess of billings on
uncompleted contracts	$147,235	$341,255

(4)    Inventories at June 30, 2014 and March 31, 2014 consisted of:

	June 30, 2014	March 31, 2014
Raw materials	$7,398,962	$7,537,189
Work-in-process	246,387	84,178
Finished products	2,294,660	2,433,055
	$9,940,009	$10,054,422

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. We concluded that there were no impairments for obsolete inventory during the three month periods ended June 30, 2014 and 2013.

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

At June 30, 2014, we had received reimbursements from the DOE under the Grant totaling $25.4 million and had grant funds receivable of $0.3 million.

The application of grant funds to eligible capital asset purchases under the Grant as of June 30, 2014 and March 31, 2014 are as follows:

	June 30, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,992,368	3,996,184	3,996,184
	$18,795,492	$9,397,746	$9,397,746

	March 31, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,946,910	3,973,455	3,973,455
	$18,750,034	$9,375,017	$9,375,017

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(7)   Other current liabilities at June 30, 2014 and March 31, 2014 consist of:

	June 30, 2014	March 31, 2014
Accrued payroll and employee benefits	$164,553	164,334
Accrued personal property and real estate taxes	140,200	227,022
Accrued warranty costs	187,272	175,661
Unearned revenue	27,891	5,416
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	774,974	774,974
Other	2,565	8,902
	$1,432,891	1,491,745

(8)   Stock-Based Compensation

Equity Incentive Plan

As of June 30, 2014, we had 1,100,000 shares of common stock authorized and 14,870 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).  The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Directors Plan

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of June 30, 2014, we had 1,000,000 shares of common stock authorized and 224,173 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of June 30, 2014, we had 1,954,994 shares of common stock authorized and there were 47,149 shares of common stock available for future grant under the Stock Plan.  Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At June 30, 2014, we had 700,000 shares of common stock authorized and 295,598 shares of common stock available for issuance under the Stock Purchase Plan.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

 Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of forfeiture adjustments in the quarters ended June 30, 2014 and 2013 were insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates.

The table below shows total share-based compensation expense for the quarters ended June 30, 2014 and 2013 and the classification of these expenses:

	Quarter Ended June 30,
	2014	2013
Costs of contract services	$1,732	5,632
Costs of product sales	6,912	10,356
Research and development	2,246	1,582
Production engineering	33,544	37,223
Selling, general and administrative	122,224	107,931
	$166,658	$162,724

Stock Option Plans Activity

Additional information with respect to stock option activity during the quarter ended June 30, 2014 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2014	3,330,575	$1.98	4.8 years	$2,931,885
Granted	-	$-
Exercised	(5,053)	$0.89		$6,720
Forfeited	(1,382)	$2.40

Outstanding at June 30, 2014	3,324,140	$1.98	4.6 years	$2,085,485

Exercisable at June 30, 2014	2,641,766	$2.21	3.7 years	$1,266,821

Vested and expected to vest at June 30, 2014	3,301,790	$1.98	4.5 years	$2,055,917

As of June 30, 2014, there was $187,683 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of eleven months.  The total fair value of stock options that vested during the quarters ended June 30, 2014 and 2013 was $7,690 and $5,917, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of June 30, 2014 and 2013 and changes during the quarters ended June 30, 2014 and 2013 are presented below:

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	640,979	$1.17	358,855	$1.22
Granted	-	$-	11,000	$0.69
Vested	(3,666)	$0.69	-	$-
Forfeited	-	$-	-	$-
Non-vested at June 30	637,313	$1.17	369,855	$1.21

As of June 30, 2014, there was $401,555 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2014 is expected to be recognized over a weighted-average period of nineteen months.

Stock Purchase Plan Activity

During the quarters ended June 30, 2014 and 2013, we issued 12,052 and 5,412 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2014 and 2013 was $22,055 and $3,572, respectively.

(9) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter ended June 30, 2014 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2014	39,777,767	$397,778	121,325,762	(93,948,545)	27,774,995

Issuance of common stock under
employee stock purchase plan	12,052	120	21,935	-	22,055
Issuance of common stock under
stock bonus plan	3,666	37	(37)		-
Issuance of common stock upon exercise
of employee options	5,053	50	4,447		4,497
Compensation expense from
employee and director stock
option and common stock grants	-	-	166,658	-	166,658
Net loss	-	-	-	(1,310,037)	(1,310,037)
Balances at June 30, 2014	39,798,538	$397,985	121,518,765	(95,258,582)	26,658,168

In February 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Warrants to acquire 1,489,733 shares of our common stock were outstanding at both June 30, 2014 and March 31, 2014.

(10) Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters ended June 30, 2014 and 2013:

	Quarter Ended June 30,
	2014		2013
Customer A	$196,516	19%	$233,540	12%
Customer B	$154,443	15%	$179,786	9%
Customer C	$115,770	11%	$119,845	6%
Customer D	$94,474	9%	$229,041	12%
Customer E	$55,203	5%	$413,560	21%
Customer F	$48,600	5%	$199,800	10%

The following table summarizes accounts receivable from significant customers as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Customer A	38%	71%
Customer B	14%	10%
Customer C	13%	1%
Customer D	11%	-%
Customer E	2%	2%
Customer F	4%	3%

(11)  Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of June 30, 2014 and 2013, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 1999 through 2013 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(12)  Loss Per Common Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted loss per share is computed by dividing loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive.  At June 30, 2014 and 2013, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 637,313 and 369,855 were

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

being held by the Company.  For the quarters ended June 30, 2014 and 2013 respectively, 455,497 and 1,498 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive.  At June 30, 2014 and 2013, options to purchase 3,335,091 and 3,932,761 shares of common stock, respectively, and warrants to purchase 1,489,733, and zero shares of common stock, respectively, were outstanding.  For the quarter ended June 30, 2014 and 2013, respectively, options and warrants for 1,629,526 and 3,608,092 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common stock.  In-the-money options and warrants determined under the treasury stock method to acquire 857,681  shares and 34,438 shares of common stock for the quarters ended June 30, 2014 and 2013, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

(14) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of June 30, 2014 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$206,836	-	-	206,836

Note (1) Included in current liabilities on our consolidated condensed balance sheet as of June 30, 2014.

Liabilities measured at fair value on a recurring basis as of March 31, 2014 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$182,100	-	-	182,100

Note (1) Included in current liabilities on our consolidated condensed balance sheet as of March 31, 2014.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements. The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model. The significant unobservable input used in the calculation is a discount rate of 14 percent, which is based on the expected cost of capital for the Company.  A 1 percent change in this discount rate would result in approximately a $1,000 change in the recorded value of the liability as of June 30, 2014.

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	as of and for the Quarter Ended June 30,
	2014	2013
	Deferred	Deferred
	Compensation	Compensation
	Under Executive	Under Executive
	Employment	Employment
	Agreements	Agreements
Balance at beginning of quarter	$182,100	627,412
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	24,736	18,882
Included in other comprehensive income	-	-
Settlements	-	-
Balance at the end of quarter	$206,836	646,294

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the quarter	$24,736	18,882

(15) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers.  Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements, over their remaining terms is $1,402,083.  In addition, we have recorded a liability of $206,836 and $182,100 at June 30, 2014 and March 31, 2014, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current and former officers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine and military markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash balances to fund our operations for at least the next two years.

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

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately to volume production operations.

•	We work to increase efficiency and develop designs and suppliers to maintain high quality at a competitive cost position.

•	We provide customized solutions to meet specification requirements for customers that require unique solutions.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the requests of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

During the first quarter of fiscal year 2015, we announced the signing of a Memorandum of Understanding with Derindere Motorlu Araclar (“DMA”), located in Turkey,  making UQM the supplier of electric propulsion systems to DMA for its fully electric light commercial vehicles production.  The MOU sets the parameters for a successful launch of the light commercial vehicle program and also allows DMA to purchase additional UQM systems for other new electric vehicle applications as they are developed.  Initial sales will begin in Turkey, and may, over time, expand into other regions of Europe.

We are in active discussions with a number of other parties exploring various options for the manufacture and supply of electric motors and controllers.

We also announced in the quarter that we are collaborating with Kinetics Drive Solutions, a provider of intelligent drive systems and control solutions.  This collaboration is designed to offer an efficient and robust integrated electric motor and multi-speed transmission system for commercial vehicle applications that will benefit from a full system approach. This system is engineered to provide commercial vehicle manufacturers a powerful and efficient electric drive powertrain while minimizing the development time for integration.

Revenue in the first quarter of fiscal year 2015 was impacted by reduced orders from our customers due to a variety of issues and was flat with the fourth quarter of fiscal year 2014.

The Department of Energy grant that was awarded to us in 2010 will expire on January 12, 2015.  Since the beginning of the grant program, we have billed a total of $25.7 million and been reimbursed a total of $25.4 million in matching funds through June 30, 2014.  These cumulative reimbursements have allowed us to achieve many milestones to support our business development efforts that we believe will lead to volume production opportunities.  First, we were able to relocate our headquarters and production operations to an approximate 130,000 square foot facility with fifteen adjacent acres of land for future expansion.  Within this modern facility, we were able to develop and install manufacturing capacity and infrastructure to build and test our state-of-the-art traction motors and controllers, with current capacity to meet our current and anticipated demand.   Throughout the program, the DOE grant supported product validation and release activities for both passenger vehicle and heavy duty truck and bus platforms.  In addition, the grant assisted us in implementing all of the required processes and systems to certify our facility to the ISO/TS 16949 quality standard that is a requirement to be a supplier to the automotive industry.

The funding from the DOE grant has brought us to a position of strength with regards to product validation and manufacturing capabilities.  This, in addition to the business development activities in place and the cash reserves we have to fund the operations for at least the next two years, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents at June 30, 2014 were $9,458,909 and working capital was $19,191,407, compared with $10,247,112 and $20,052,187, respectively, at March 31, 2014.  The decrease in cash is primarily attributable operating losses and prepayments on commercial insurance policies.  The decrease in working capital is primarily attributable to operating losses.

Accounts receivable decreased $70,674 to $889,745 at June 30, 2014 from $960,419 at March 31, 2014.  The decrease is primarily due to decreased levels of billings outstanding under our DOE Grant.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers, our standard terms are net 30 days.  For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery.  As of June 30, 2014 and March 31, 2014, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts decreased $194,020 to $147,235 at June 30, 2014 versus $341,255 at March 31, 2014.  The decrease is due to timing of billings on certain contracts in process at June 30, 2014 versus March 31, 2014.  Estimated earnings on contracts in process increased to $718,879 on contracts in process of $2,416,426 at June 30, 2014, compared to estimated earnings on contracts in process of $670,596 on contracts in process of $2,219,909 at March 31, 2014.  The increase in estimated earnings is attributable to higher levels of funded engineering contracts in process, partially offset by lower expected margin on certain contracts in process at June 30, 2014.

Inventories decreased $114,413 to $9,940,009 at June 30, 2014 reflecting shipments during the quarter of PowerPhase Pro®  and PowerPhase HD®  propulsion systems.

Prepaid expenses and other current assets increased to $488,125 at June 30, 2014 from $263,988 at March 31, 2014 primarily due to prepayments on commercial insurance policies.

We invested $45,458 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter ended June 30, 2014 compared to $242,478 during the comparable quarter last fiscal year.  The decrease in capital expenditures is primarily attributable to decreased levels of equipment acquisitions and a reallocation of production engineering expenses in the first quarter this fiscal year versus the comparable quarter last fiscal year.  Cash reimbursements for capital assets under the DOE Grant for the quarter ended June 30, 2014 and June 30, 2013 were $123,470 and $24,939.

Patent costs increased to $229,336 at June 30, 2014 versus $227,015 at March 31, 2014, primarily due to new patent issuance costs offset by the amortization of existing patents.  Trademark costs decreased to $106,048 at June 30, 2014 versus $107,123 at March 31, 2014, primarily due to the amortization of trademark costs.

Accounts payable decreased $23,386 to $362,907 at June 30, 2014 from $386,293 at March 31, 2014, primarily due to the timing of vendor payments.

Other current liabilities decreased to $1,432,891 at June 30, 2014 from $1,491,745 at March 31, 2014. The decrease is primarily attributable to reduced levels of accrued personal property taxes at June 30, 2014.

Common stock and additional paid-in capital were $397,985 and $121,518,765, respectively, at June 30, 2014 compared to $397,778 and $121,325,762 at March 31, 2014. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended June 30, 2014

Revenue

Product sales revenue for the first quarter decreased to $823,032 versus $1,687,260 for the comparable quarter last fiscal year.  The decrease is primarily due to decreased shipments of PowerPhase HD® and PowerPhase Pro® propulsion systems.

Revenue from contract services decreased to $196,516 at June 30, 2014 versus $261,251 for the comparable quarter last year.  The decrease is primarily due to decreased levels of customer funded research activities, which vary from quarter to quarter.

Gross Profit Margin

Gross profit margins for the quarter ended June 30, 2014 increased to 40.0 percent compared to 34.0 percent for the quarter ended June 30, 2013.  Gross profit margin on product sales for the first quarter this year increased to 43.6 percent compared to 34.5 percent for the first quarter last year due to favorable changes in product mix. Gross profit margin on contract services was 24.6 percent for the first quarter this fiscal year compared to 30.8 percent for the quarter ended June 30, 2013.  The decrease is primarily due to a change in the mix of contracts in process at June 30, 2014 versus the comparable quarter last fiscal year.

Costs and Expenses

Research and development expenditures for the quarter ended June 30, 2014 increased to $84,404 compared to $54,908 for the quarter ended June 30, 2013, reflecting increased levels of internally funded development activities and increased levels of cost-sharing on government research programs.

Production engineering costs were $1,227,191 for the first quarter versus $1,093,069 for the first quarter last fiscal year.  The increase is attributable to higher levels of product qualification and testing activities during the current quarter.

Reimbursement of product qualification and testing costs under the DOE Grant was $716,014 for the quarter ended June 30, 2014 versus $773,458 for the comparable quarter last fiscal year reflecting decreased estimated allowable reimbursement rates on product qualification and testing activities for the current fiscal year.

Selling, general and administrative expense for the quarter ended June 30, 2014 was $1,128,531 compared to $1,244,401 for the same quarter last year.  The decrease is primarily attributable to a reduction in audit fees and legal expenses for the current quarter.

Other

Gain on sale of facility held for sale was zero for the quarter ended June 30, 2014 versus $40,032 for the first quarter last fiscal year.  The decrease is associated with the sale of our former facility located in Frederick, Colorado during the first quarter last fiscal year.

Interest income increased to $6,789 for the quarter ended June 30, 2014 versus $129 for the same quarter last fiscal year.  The increase is attributable to higher invested balances.

Net Loss

As a result, net loss for the quarter ended June 30, 2014 was $1,310,037, or $0.03 per common share, compared to a net loss of $916,354, or $0.02 per common share for the quarter ended June 30, 2013.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2014 were adequate to meet operating needs.  At June 30, 2014, we had working capital of $19,191,407 compared to $20,052,187 at March 31, 2014.

For the quarter ended June 30, 2014, net cash used in operating activities was $886,170 compared to net cash used in operating activities of $541,001 for the comparable quarter last fiscal year.  The increase in cash used for the first quarter this fiscal year is primarily attributable to increased net losses and increased levels of prepaid expenses, partially offset by a decrease of inventory.

Net cash provided by investing activities for the first quarter was $71,415 compared to cash provided by investing activities of $1,344,229 for the comparable quarter last fiscal year.  The decrease for the quarter ended June 30, 2014 was primarily due to cash proceeds during the prior comparable quarter from the sale of our former Frederick, Colorado facility, partially offset by increased levels of reimbursements for property and equipment purchases under the Grant and decreased levels of capital expenditures versus the prior comparable quarter.

Net cash provided by financing activities for the first quarter was $26,552 compared to net cash provided by financing activities of $3,572 for the comparable quarter last fiscal year.  The increase in cash provided was primarily attributable to higher levels of proceeds from share issuances under our Employee Stock Purchase Plan and cash proceeds from employee stock option exercises.

We expect to fund our operations over the next year from existing cash and short-term investment balances, the reduction of inventories and possibly from bank financing, if available. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially. In addition, our $32.4 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of June 30, 2014, $25.7 million had been expended under the Grant.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2014:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$202,337	202,337	-	-	-
Executive employment agreements (1)	206,836	-	-	-	206,836
Total	$409,173	202,337	-	-	206,836

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by five officers of the Company, but not annual cash compensation under the agreements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of fiscal year 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

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

As of June 30, 2014, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual  Report on Form 10-K for the fiscal year ended March 31, 2014:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Three Months Ended	Fiscal Year Ended March 31,
	June 30, 2014	2014	2013	2012

Net loss	$1,310,037	$2,773,244	$10,688,312	$4,928,520

As of June 30, 2014 and March 31, 2014 we had accumulated deficits of $95,258,582 and $93,948,545, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended June 30, 2014 was $1,310,037 versus a net loss for the comparable quarter last fiscal year of $916,354.  Our net loss for the fiscal year ended March 31, 2014 was $2,773,244 versus a net loss for the fiscal years ended March 31, 2013 and 2012 of $10,688,312 and $4,928,520, respectively. At June 30, 2014, our cash and short-term investments totaled $9,522,091.  We expect our losses to continue for the foreseeable future. Our existing cash resources, funding expected from our DOE Grant through early 2015, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next several years. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

While we believe that we have adequate cash resources for at least the next two years, the loss of the DOE Grant funding, expected to occur on January 12, 2015, could significantly impact our ability to sustain operations if anticipated revenues are not realized and other cash resources are unavailable.

We carry a large inventory balance originally acquired for CODA and may not be able to sell this inventory.

At June 30, 2014, we had aged inventory of $7.9 million of PowerPhase Pro® systems on our books originally acquired for now-bankrupt CODA.  We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now for sale to other customers. While we believe that there continues to be a strong market for these products, a change in market conditions or technology advancements could make this inventory obsolete, or the actual realizable value upon sale of this inventory to be substantially less than its book value, causing a material adverse effect on our results of operations.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability as of June 30, 2014 of $774,974 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA. This liability is lower than the original amount we recorded of $1,050,000 as of March 31, 2013 as a result of negotiations and settlements we reached with some vendors during fiscal year 2014.   The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

If we do not satisfy the terms of our DOE Grant, funding from this program may end before the expiration of the Grant.

We have a $32.4 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $25.4 million under this Grant as of June 30, 2014. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to spend on a dollar-for-dollar matching basis in order to receive funds under this Grant. If we are unable to match the total amount of the $32.4 million Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The award may be terminated at any time at the convenience of the government. Although we expect to satisfy the requirements in the Grant, we cannot assure that all of the requirements will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

ITEM 5. OTHER INFORMATION

None.

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
Date: July 31, 2014
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)