Form 10-Q
period 2014-09-30
UQM TECHNOLOGIES INC
filed 2014-11-05
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at November 3, 2014 was 40,492,896.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30, 2014	March 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,047,444	$10,247,112
Short-term investments	63,323	63,029
Accounts receivable, net	1,015,007	960,419
Costs and estimated earnings in excess of billings on
uncompleted contracts	38,779	341,255
Inventories	9,750,250	10,054,422
Prepaid expenses and other current assets	451,283	263,988
Total current assets	19,366,086	21,930,225

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,753,571	7,706,066
	13,953,202	13,905,697
Less accumulated depreciation	(6,852,808)	(6,337,924)
Net property and equipment	7,100,394	7,567,773

Patent costs, net of accumulated amortization of $886,960 and $878,707, respectively	239,524	227,015

Trademark costs, net of accumulated amortization of $70,868 and $68,718, respectively	104,973	107,123
Other assets	39,317	2,997
Total assets	$26,850,294	$29,835,133

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	September 30, 2014	March 31, 2014
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$351,079	$386,293
Other current liabilities	1,513,022	1,491,745
Billings in excess of costs and estimated earnings on
uncompleted contracts	28,087	-
Total current liabilities	1,892,188	1,878,038

Long-term deferred compensation under executive employment agreements	232,471	182,100

Total liabilities	2,124,659	2,060,138

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 39,999,984 and 39,777,767 shares
issued and outstanding, respectively	400,000	397,778
Additional paid-in capital	121,574,931	121,325,762
Accumulated deficit	(97,249,296)	(93,948,545)
Total stockholders’ equity	24,725,635	27,774,995

Total liabilities and stockholders’ equity	$26,850,294	$29,835,133

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product sales	$846,283	$1,838,676	$1,669,315	$3,525,936
Contract services	270,496	203,282	467,012	464,533
	1,116,779	2,041,958	2,136,327	3,990,469
Operating costs and expenses:
Costs of product sales	489,281	974,979	953,309	2,080,514
Costs of contract services	227,867	218,416	376,101	399,150
Research and development	92,801	59,637	177,205	114,545
Production engineering	1,065,810	939,887	2,293,001	2,032,956
Reimbursement of costs under DOE grant	(539,329)	(1,352,201)	(1,255,343)	(2,125,659)
Selling, general and administrative	1,771,713	1,615,075	2,900,244	2,859,476
Gain on sale of facility held for sale	-	-	-	(40,032)
	3,108,143	2,455,793	5,444,517	5,320,950

Loss before other income	(1,991,364)	(413,835)	(3,308,190)	(1,330,481)

Other income:
Interest income	400	941	7,189	1,070
Other	250	625	250	788
	650	1,566	7,439	1,858

Net loss	$(1,990,714)	$(412,269)	$(3,300,751)	$(1,328,623)

Net loss per common share - basic and
diluted	$(0.05)	$(0.01)	$(0.08)	$(0.04)
Weighted average number of shares of common
stock outstanding - basic and diluted	39,974,078	36,836,009	39,881,930	36,752,977

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,300,751)	$(1,328,623)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	525,287	599,193
Gain on sale of facility held for sale	-	(40,032)
Non-cash equity based compensation	396,579	438,076
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	190,035	(942,799)
Inventories	304,172	470,941
Prepaid expenses and other current assets	(187,295)	(22,334)
Accounts payable and other current liabilities	(13,937)	7,314
Billings in excess of costs and estimated earnings on
uncompleted contracts	28,087	-
Deferred compensation under executive
employment agreements	50,371	38,817
Net cash used in operating activities	(2,007,452)	(779,447)

Cash flows from investing activities:
Increase in short-term investments	(294)	(297)
Acquisition of property and equipment	(167,650)	(420,355)
Property and equipment reimbursements received from DOE under
grant	141,678	174,708
Cash proceeds from sale of facility held for sale	-	1,565,032
Cash paid for patent and trademark fees	(20,762)	(18,092)
Net cash (used in) provided by investing activities	(47,028)	1,300,996

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	22,055	21,601
Cash received for exercise of employee options	4,497	-
Cash paid for retirement of vested shares	(171,740)	-
Net cash (used in) provided by financing activities	(145,188)	21,601

(Decrease) increase in cash and cash equivalents	(2,199,668)	543,150
Cash and cash equivalents at beginning of period	10,247,112	4,527,899
Cash and cash equivalents at end of period	$8,047,444	$5,071,049

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)    The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the year ended March 31, 2014.

(2)   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of fiscal year 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are in the process of determining the impact on our financial statements.

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on our financial statements.

(3)  At September 30, 2014 and March 31, 2014, the estimated period to complete contracts in process ranged from one to six months and one to ten months, respectively. We expect to collect all related accounts receivable arising from these contracts within sixty days of billing. The following summarizes contracts in process:

	September 30, 2014	March 31, 2014
Costs incurred on uncompleted contracts	$1,923,207	$1,549,313
Estimated earnings	762,465	670,596
	2,685,672	2,219,909
Less billings to date	(2,674,980)	(1,878,654)
Contracts in process	$10,692	$341,255

Contracts in process are reflected in the accompanying consolidated condensed balance sheets as follows:

Costs and estimated earnings in excess of billings on
uncompleted contracts	$38,779	$341,255
Billings in excess of costs and estimated earnings on
uncompleted contracts	(28,087)	-
Contracts in process	$10,692	$341,255

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)  Inventories at September 30, 2014 and March 31, 2014 consisted of:

	September 30, 2014	March 31, 2014
Raw materials	$7,304,356	$7,537,189
Work-in-process	144,627	84,178
Finished products	2,301,267	2,433,055
	$9,750,250	$10,054,422

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the six month periods ended September 30, 2014 and 2013.

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

At September 30, 2014, we had received reimbursements from the DOE under the Grant totaling $25.9 million and had funds receivable under the Grant of $0.4 million.

The application of grant funds to eligible capital asset purchases under the Grant as of September 30, 2014 and March 31, 2014 are as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

	September 30, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,114,560	4,057,280	4,057,280
	$18,917,684	$9,458,842	$9,458,842

	March 31, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,946,910	3,973,455	3,973,455
	$18,750,034	$9,375,017	$9,375,017

(7)   Other current liabilities at September 30, 2014 and March 31, 2014 consist of:

	September 30, 2014	March 31, 2014
Accrued payroll and employee benefits	$184,682	$164,334
Accrued personal property and real estate taxes	210,299	227,022
Accrued warranty costs	198,089	175,661
Unearned revenue	6,151	5,416
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	774,974	774,974
Other	3,391	8,902
	$1,513,022	$1,491,745

(8)   Stock-Based Compensation

Equity Incentive Plan

As of September 30, 2014, we had 2,100,000 shares of common stock authorized and 690,905 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).    The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Directors Plan

We have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of September 30, 2014, we had 1,000,000 shares of common stock authorized and 228,267 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of September 30, 2014, we had 2,254,994 shares of common stock authorized and there were 211,005 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At September 30, 2014, we had 700,000 shares of common stock authorized and 295,598 shares of common stock available for issuance under the Stock Purchase Plan.

 Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of forfeiture adjustments in the quarters and six month periods ended September 30, 2014 and 2013 were insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates.

The table below shows total share-based compensation expense for the quarters and six month periods ended September 30, 2014 and 2013 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Costs of contract services	$6,472	$6,432	$8,204	$12,065
Costs of product sales	6,372	9,963	13,284	20,318
Research and development	908	1,680	3,154	3,262
Production engineering	19,841	35,125	53,385	72,348
Selling, general and administrative	196,328	222,152	318,552	330,083
	$229,921	$275,352	$396,579	$438,076

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the six month period ended September 30, 2014 under our 2012 Equity Incentive Plan and its predecessor plan is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2014	3,330,575	$1.98	4.8 years	$2,931,885
Granted	369,287	$1.71
Exercised	(5,053)	$0.89		$6,720
Forfeited	(303,020)	$2.58

Outstanding at September 30, 2014	3,391,789	$1.90	5.5 years	$762,466

Exercisable at September 30, 2014	2,746,099	$2.03	4.5 years	$598,803

Vested and expected to vest at September 30, 2014	3,371,418	$1.90	5.5 years	$759,338

As of September 30, 2014,  there was $508,349 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-one months. The total fair value of stock options that vested during the quarter and six month period ended September 30, 2014 was $360,352 and $368,042, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of September 30, 2014 and 2013 and changes during the six month periods ended September 30, 2014 and 2013 are presented below:

	Six Months Ended September 30, 2014		Six Months Ended September 30, 2013
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	640,979	$1.17	358,855	$1.22
Granted	136,144	$1.71	452,195	$1.18
Vested	(288,051)	$1.28	(166,231)	$1.34
Forfeited	-	$-	(3,840)	$1.25
Non-vested at September 30	489,072	$1.25	640,979	$1.17

As of September 30, 2014, there was $535,866  of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at September 30, 2014 is expected to be recognized over a weighted-average period of twenty-two  months.

Stock Purchase Plan Activity

During the six month periods ended September 30, 2014 and 2013, we issued 12,052 and 34,030 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the six month periods ended September 30, 2014 and 2013 was $22,055 and $21,601, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter and six month period ended September 30, 2014 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2014	39,777,767	$397,778	$121,325,762	$(93,948,545)	$27,774,995

Issuance of common stock under
employee stock purchase plan	12,052	120	21,935	-	22,055
Issuance of common stock under
stock bonus plan	3,666	37	(37)	-	-
Issuance of common stock upon exercise
of employee options	5,053	50	4,447	-	4,497
Compensation expense from employee
and director stock option and common
stock grants	-	-	166,658	-	166,658
Net loss	-	-	-	(1,310,037)	(1,310,037)
Balances at June 30, 2014	39,798,538	$397,985	$121,518,765	$(95,258,582)	$26,658,168

Issuance of common stock under
stock bonus plan	284,385	2,844	29,600	-	32,444
Retirement of vested shares	(82,939)	(829)	(170,911)	-	(171,740)
Compensation expense from employee
and director stock option and common
stock grants	-	-	197,477	-	197,477
Net loss	-	-	-	(1,990,714)	(1,990,714)
Balances at September 30, 2014	39,999,984	$400,000	$121,574,931	$(97,249,296)	$24,725,635

(10) Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the quarters and six month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30,				Six Months Ended September 30,
	2014		2013		2014		2013
Customer A	$207,031	19%	$147,195	7%	$361,474	17%	$326,981	8%
Customer B	$177,333	16%	$178,532	9%	$373,849	18%	$434,783	11%
Customer C	$116,267	10%	$216,301	11%	$116,267	5%	$216,301	5%
Customer D	$108,158	10%	$60,885	3%	$163,361	8%	$474,445	12%
Customer E	$42,999	4%	$440,022	22%	$158,769	7%	$559,867	14%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The following table summarizes accounts receivable from significant customers as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Customer A	20%	10%
Customer B	43%	71%
Customer C	-%	-%
Customer D	8%	2%
Customer E	4%	1%

(11)  Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income,” net.  As of September 30, 2014 and 2013, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 1999 through 2013 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(12)  Loss Per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. At September 30, 2014 and 2013, respectively, common shares issued under the Stock Bonus Plan but not yet earned totaling 489,072 and 640,979 were being held by the Company. For the quarters and six month periods ended September 30, 2014 and 2013 respectively, 167,150 and 99,492, and 195,830 and 38,354 shares, were potentially includable in the calculation of diluted loss per share under the treasury stock method but were not included, because to do so would be antidilutive. At September 30, 2014 and 2013, options to purchase 3,400,734 and 3,721,309 shares of common stock, respectively, and warrants to purchase 1,489,733, and zero shares of common stock, respectively, were outstanding. For the quarters and six month periods ended September 30, 2014 and 2013, respectively, options and warrants for 3,434,321 and 2,222,706, and 3,036,392 and 2,312,548 shares were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common stock. In-the-money options and warrants determined under the treasury stock method to acquire 607,424 and 490,432, and 686,362 and 289,701 shares of common stock for the quarters and six month periods ended September 30, 2014 and 2013, respectively, were potentially includable in the calculation of diluted loss per share but were not, because to do so would be antidilutive.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(14) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of September 30, 2014 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$232,471	-	-	232,471

Note (1) Included in current liabilities on our consolidated condensed balance sheet as of September 30, 2014.

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

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements. The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model. The significant unobservable input used in the calculation is a discount rate of 14 percent, which is based on the expected cost of capital for the Company. A 1 percent change in this discount rate would result in approximately a $2,000 change in the recorded value of the liability.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended September 30,
	2014	2013
Balance at beginning of period	$206,836	$646,294
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	25,635	19,935
Included in other comprehensive income	-	-
Settlements	-	-
Balance at the end of period	$232,471	$666,229

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the period	$25,635	$19,935

(15) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with five of our officers.  Messrs. Ridenour, Rosenthal, Lutz, Schaffer and Mitchell have agreed to serve in their present capacity for a term expiring on August 31, 2015. The aggregate future base salary payable to these five executive officers under the employment agreements over their remaining terms is $1,213,667. In addition, we have recorded a liability of $232,471 and $182,100 at September 30, 2014 and March 31, 2014, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

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

Introduction

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) is a developer and manufacturer of power dense, high efficiency electric motors, generators and power electronic controllers for the commercial truck, bus, automotive, marine and military markets. We generate revenue from two principal activities: 1) the sale of electronic propulsion systems, including motors, generators and electronic controllers; and 2) research, development and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of product sales and engineering revenue typically vary from period to period, and individual engineering projects may vary substantially in their duration and aggregate dollar value.

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine and military markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry. We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash balances to fund our operations for at least the next eighteen months.

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

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately to volume production operations.

•	We work to increase efficiency and develop designs and suppliers to maintain high quality at a competitive cost position.

•	We provide customized solutions to meet specification requirements for customers that require unique solutions.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the needs of our customers and our business development efforts.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

We are in active discussions with a number of parties exploring various options for the manufacture and supply of electric motors and controllers, with particular emphasis in China. China represents the world’s largest market for electric vehicles. The air pollution crisis China is experiencing has led the Chinese government to issue numerous mandates and financial incentives for the manufacture and sales of heavy-duty electric buses and trucks and passenger automobiles. Two potential customers in China are currently testing our motor/controller systems in passenger bus applications. The opportunities in China for volume production are significant, and we are pursuing these opportunities with all of our focus and resources.

During the second quarter of fiscal year 2015, we announced that our electric motor and controller systems are now being used to power an all-electric mini bus built by Inter Tan-ker Ltd. in Hungary. This is the first all-electric mini bus to be approved for use by the Hungarian National Transport Authority.

Revenue in the second quarter of fiscal year 2015 was impacted by reduced orders from our customers due to a variety of issues and up ten percent over the first quarter of fiscal year 2015.

The Department of Energy grant that was awarded to us in 2010 will expire on January 12, 2015.  Since the beginning of the grant program, we have billed a total of $26.3 million and been reimbursed a total of $25.9 million in matching funds through September 30, 2014.  These cumulative reimbursements have allowed us to achieve many milestones to support our business development efforts that we believe will lead to volume production opportunities.  First, we were able to relocate our headquarters and production operations to a 130,000 square foot facility with fifteen adjacent acres of land for future expansion.  Within this modern facility, we were able to develop and install manufacturing capacity and infrastructure to build and test our state-of-the-art traction motors and controllers, with current capacity to meet our current and anticipated demand. Throughout the program, the DOE grant supported product validation and release activities for both passenger vehicle and heavy duty truck and bus platforms. In addition, the grant assisted us in implementing all of the required processes and systems to certify our facility to the ISO/TS 16949 quality standard that is a requirement to be a supplier to Tier 1 companies in the automotive industry.

The funding from the DOE grant has brought us to a position of strength with regards to product validation and manufacturing capabilities. This, in addition to the business development activities in place and the cash reserves we have to fund our operations for at least the next eighteen months, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents and short-term investments at September 30, 2014 were $8,110,767 and working capital was $17,473,898, compared with $10,310,141 and $20,052,187, respectively, at March 31, 2014. The decrease in cash and cash equivalents and short-term investments is primarily attributable operating losses and prepayments on commercial insurance policies. The decrease in working capital is primarily attributable to operating losses.

Accounts receivable increased $54,588 to $1,015,007 at September 30, 2014 from $960,419 at March 31, 2014. The increase is primarily due to increased levels of product sales during the second quarter this year versus the fourth quarter last fiscal year, partially offset by a reduction in billings outstanding under our DOE Grant.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At September 30, 2014 and March 31, 2014, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts decreased $302,476 to $38,779 at September 30, 2014 versus $341,255 at March 31, 2014.  The decrease is due to timing of billings on certain contracts in process at September 30, 2014 versus March 31, 2014.  Estimated earnings on contracts in process increased to $762,465 on revenue recognized of $2,685,672 at September 30, 2014, compared to estimated earnings on contracts in process of $670,596 on revenue recognized of $2,219,909 at March 31, 2014.  The increase in estimated earnings is attributable to higher levels of funded engineering contracts in process, partially offset by lower expected margin on certain contracts in process at September 30, 2014.

Inventories decreased $304,172 to $9,750,250 at September 30, 2014,  reflecting shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets increased to $451,283 at September 30, 2014 from $263,988 at March 31, 2014 primarily due to prepayments on commercial insurance policies.

We invested $122,192 and $167,650 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter and six month period ended September 30, 2014 compared to $177,877 and $420,355 during the comparable quarter and six month period last fiscal year. The decrease in capital expenditures is primarily attributable to decreased levels of equipment build and acquisition in the first half this fiscal year versus the comparable period last fiscal year. Cash reimbursements for capital assets under the DOE Grant for the quarter and six month period ended September 30, 2014 were $18,208 and $141,678, respectively.  Cash reimbursements for capital assets under the DOE Grant for the quarter and six month period ended September 30, 2013 were $149,769 and $174,708, respectively.

Patent costs increased to $239,524 at September 30, 2014 versus $227,015 at March 31, 2014 primarily due to new patent issuance costs offset by the amortization of existing patents. Trademark costs decreased to $104,973 at September 30, 2014 versus $107,123 at March 31, 2014 primarily due to the amortization of trademark costs.

Accounts payable decreased $35,214 to $351,079 at September 30, 2014 from $386,293 at March 31, 2014, primarily due to the timing of vendor payments.

Other current liabilities increased to $1,513,022 at September 30, 2014 from $1,491,745 at March 31, 2014. The increase is primarily attributable increased levels of accrued warranty costs and higher levels of accrued payroll and employee benefit costs, offset by a decrease in accrued personal property and real estate taxes at September 30, 2014.

Long-term deferred compensation under executive employment agreements was $232,471 at September 30, 2014 versus $182,100 at March 31, 2014 reflecting periodic accruals of future severance obligations under executive employment agreements.

Common stock and additional paid-in capital were $400,000 and $121,574,931, respectively, at September 30, 2014 compared to $397,778 and $121,325,762 at March 31, 2014. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the Stock Bonus Plan, and the periodic expensing of non-cash share-based payments associated with grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations

Quarter Ended September 30, 2014

Revenue

Product sales revenue for the current quarter decreased to $846,283 versus $1,838,676 for the comparable quarter last fiscal year, reflecting reduced orders from our customers due to a variety of factors.

Revenue from contract services increased to $270,496 at September 30, 2014  versus $203,282 for the comparable quarter last year. The increase is primarily due to increased levels of customer funded research activities, which vary from quarter to quarter.

Gross Profit Margin

Gross profit margins for the quarter ended September 30, 2014 decreased to 35.8 percent compared to 41.6 percent for the quarter ended September 30, 2013.  Gross profit margin on product sales for the second quarter this year decreased to 42.2 percent compared to 47.0 percent for the second quarter last year primarily due to higher overhead costs arising from lower volumes during the current quarter.  Gross profit margin on contract services increased to 15.8 percent for the second quarter this fiscal year compared to negative 7.4 percent for the quarter ended September 30, 2013, resulting from a change in our cumulative estimate of reimbursable rates recorded during the prior comparable quarter.

Costs and Expenses

Research and development expenditures for the quarter ended September 30, 2014 increased to $92,801 compared to $59,637 for the quarter ended September 30, 2013 reflecting increased levels of activity on cost-sharing government research and internally funded research programs.

Production engineering costs were $1,065,810 for the second quarter versus $939,887 for the comparable quarter last fiscal year. The increase is attributable to higher levels of product qualification and testing activities during the current quarter.

Reimbursement of product qualification and testing costs under the DOE Grant was $539,329 for the quarter ended September 30, 2014 versus $1,352,201 for the comparable quarter last fiscal year.  During the quarter ended September 30, 2013, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our quarterly reimbursement recorded of $817,000 in that quarter.

Selling, general and administrative expense for the quarter ended September 30, 2014 was $1,771,713 compared to $1,615,075 for the same quarter last year.  The increase is primarily attributable to higher consulting and legal fees during the current quarter.

Interest income decreased to $400 for the quarter ended September 30, 2014 versus $941 for the same quarter last fiscal year. The decrease is attributable to lower yields on invested cash balances.

Net Loss

As a result, net loss for the quarter ended September 30, 2014 was $1,990,714, or $0.05 per common share, compared to a net loss of $412,269, or $0.01 per common share, for the comparable quarter last year.

Six Months Ended September 30, 2014

Revenue

Product sales for the six month period ended September 30, 2014 decreased to $1,669,315 compared to $3,525,936 for the comparable period last year, reflecting reduced orders from our customers due to a variety of factors.

Revenue from contract services increased to $467,012 for the six month period ended September 30, 2014 versus $464,533 for the comparable period last year. The increase is primarily due to increased levels of customer funded research activities, which vary from period to period.

Gross Profit Margin

Gross profit margins for the six month period ended September 30, 2014 decreased slightly to 37.8 percent compared to 37.9 percent for the comparable six month period last fiscal year. Gross profit margin on product sales for the six month period ended September 30, 2014 increased to 42.9 percent compared to 41.0 percent for the comparable period last year. The increase is primarily due to a favorable change in product mix for the current period.  Gross profit margin on contract services increased for the six month period to 19.5 percent versus 14.1 percent for the comparable six month period last fiscal year resulting from a change in our cumulative estimate of reimbursable rates recorded during the prior comparable period.

Costs and Expenses

Research and development expenditures for the six month period ended September 30, 2014 increased to $177,205 compared to $114,545 for the same period last year reflecting increased levels of activity on cost-sharing government and internally funded research programs.

Production engineering costs were $2,293,001 for the six month period ended September 30, 2014 versus $2,032,956 for the comparable six month period last year. The increase is attributable to higher levels of product qualification and testing activities during the current period.

Reimbursements of costs under the DOE Grant were $1,255,343 for the six months ended September 30, 2014 versus $2,125,659 for the comparable period last year. During the six month period ended September 30, 2013, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement recorded of $958,000 in that period.

Selling, general and administrative expense for the six month period ended September 30, 2014 was $2,900,244 compared to $2,859,476 for the same period last year. The increase is primarily attributable to an increase in consulting expenses during the current period.

Interest income increased to $7,189 for the six month period ended September 30, 2014 versus $1,070 for the comparable period last year. The increase is attributable to higher yields on invested cash balances.

Net Loss

As a result, net loss for the six month period ended September 30, 2014 was $3,300,751, or $0.08 per common share, compared to a net loss of $1,328,623, or $0.04 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended September 30, 2014 were adequate to meet operating needs. At September 30, 2014, we had working capital of $17,473,898 compared to $20,052,187 at March 31, 2014.

For the six month period ended September 30, 2014, net cash used in operating activities was $2,007,452 compared to net cash used in operating activities of $779,447 for the comparable period last fiscal year. The increase in cash used for the first half of this fiscal year is primarily attributable to increased net losses and prepayments on commercial insurance coverage, partially offset by decreased levels of inventory purchases and decreased levels costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used in investing activities for the first half of this fiscal year was $47,028 compared to cash provided by investing activities of $1,300,996 for the comparable six month period last fiscal year. The change for the first half of this fiscal year was primarily due to cash proceeds from the sale of our former Frederick, Colorado facility during the prior comparable period. This change was partially offset by decreased levels of net capital expenditures on property and equipment versus the prior year comparable period.

Net cash used in financing activities for the first half this fiscal year was $145,188 compared to net cash provided by financing activities of $21,601 for the comparable period last fiscal year. The increase in cash used was primarily attributable to an increase in cash paid for retirement of vested shares during the first half of this fiscal year.

We expect to fund our operations over the next year from existing cash and short-term investment balances and the reduction of inventories. Although we expect to manage our operations and working capital requirements to minimize the anticipated future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially. In addition, our $32.4 million DOE Grant requires us to provide matching funds of 50 percent on all qualifying expenditures under the Grant. As of September 30, 2014, $26.3 million had been expended under the Grant.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2014:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$423,951	423,951	-	-	-
Executive employment agreements (1)	232,471	-	-	-	232,471
Total	$656,422	423,951	-	-	232,471

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

As of September 30, 2014, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II-OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Six Months Ended	Fiscal Year Ended March 31,
	September 30, 2014	2014	2013	2012

Net loss	$3,300,751	$2,773,244	$10,688,312	$4,928,520

As of September 30, 2014 and March 31, 2014, we had accumulated deficits of $97,249,296 and $93,948,545, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses at least through March 31, 2015 and potentially beyond.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended September 30, 2014 was $1,990,714 versus a net loss for the comparable quarter last fiscal year of $412,269. Our net loss for the fiscal year ended March 31, 2014 was $2,773,244 versus a net loss for the fiscal years ended March 31, 2013 and 2012 of $10,688,312 and $4,928,520, respectively. At September 30, 2014, our cash and short-term investments totaled $8,110,767.  We expect our losses to continue for the foreseeable future. Our existing cash resources, funding expected from our DOE Grant through early 2015, and current operations are expected to be sufficient to complete our business plan for at least the next eighteen months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

While we believe that we have adequate cash resources for at least the next eighteen months, the loss of the DOE Grant funding, expected to occur on January 12, 2015, could significantly impact our ability to sustain operations if anticipated revenues are not realized and other cash resources are unavailable.

We carry a large inventory balance originally acquired for CODA and may not be able to sell this inventory.

At September 30, 2014, we had aged inventory of $7.9 million of PowerPhase Pro® systems on our books originally acquired for now-bankrupt CODA. We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now for sale to other customers. While we believe that there continues to be a strong market for these products, a change in market conditions or technology advancements could make this inventory obsolete, or the actual realizable value upon sale of this inventory to be substantially less than its book value, causing a material adverse effect on our results of operations.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability as of September 30, 2014 of $774,974 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA. This liability is lower than the original amount we recorded of $1,050,000 as of March 31, 2013 as a result of negotiations and settlements we reached with some vendors during fiscal year 2014. The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

If we do not satisfy the terms of our DOE Grant, funding from this program may end before the expiration of the Grant.

We have a $32.4 million Grant under the American Recovery and Reinvestment Act's Electric Drive Vehicle Battery and Component Manufacturing Initiative with the U.S. Department of Energy. We have received funding of $25.9 million under this Grant as of September 30, 2014. This Grant is subject to terms and conditions specified in the agreement between us and the DOE. We are required to spend on a dollar-for-dollar matching basis in order to receive funds under this Grant. If we are unable to match the amount of the Grant with funding from non-Federal sources, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. The award may be terminated at any time at the convenience of the Government. Although we expect to satisfy the requirements in the Grant, we cannot assure that all of the requirements will be satisfied and the contract will not be terminated prior to receiving all of the proceeds.

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
Date: November 5, 2014
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)