Form 10-Q
period 2014-12-31
UQM TECHNOLOGIES INC
filed 2015-02-05
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at February 3,  2015 was 40,451,674.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	December 31, 2014	March 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,217,340	$10,247,112
Short-term investments	-	63,029
Accounts receivable, net	895,508	960,419
Costs and estimated earnings in excess of billings on
uncompleted contracts	36,760	341,255
Inventories	9,651,769	10,054,422
Prepaid expenses and other current assets	337,789	263,988
Total current assets	18,139,166	21,930,225

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,809,643	7,706,066
	14,009,274	13,905,697
Less accumulated depreciation	(7,113,238)	(6,337,924)
Net property and equipment	6,896,036	7,567,773

Patent costs, net of accumulated amortization of $891,090 and $878,707, respectively	239,528	227,015

Trademark costs, net of accumulated amortization of $71,943 and $68,718, respectively	103,898	107,123
Other assets	99,706	2,997
Total assets	$25,478,334	$29,835,133

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	December 31, 2014	March 31, 2014
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$168,558	$386,293
Other current liabilities	1,505,116	1,491,745
Billings in excess of costs and estimated earnings on
uncompleted contracts	39,520	-
Total current liabilities	1,713,194	1,878,038

Long-term deferred compensation under executive employment agreements	257,657	182,100

Total liabilities	1,970,851	2,060,138

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 39,999,984 and 39,777,767 shares
issued and outstanding, respectively	400,000	397,778
Additional paid-in capital	121,728,244	121,325,762
Accumulated deficit	(98,620,761)	(93,948,545)
Total stockholders’ equity	23,507,483	27,774,995

Total liabilities and stockholders’ equity	$25,478,334	$29,835,133

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Product sales	$594,808	$1,825,351	$2,264,123	$5,351,287
Contract services	240,827	214,898	707,839	679,431
	835,635	2,040,249	2,971,962	6,030,718
Operating costs and expenses:
Costs of product sales	369,769	1,053,716	1,323,078	3,134,230
Costs of contract services	291,701	153,647	667,802	552,797
Research and development	40,183	44,307	217,388	158,852
Production engineering	934,239	818,460	3,227,240	2,851,416
Reimbursement of costs under DOE grant	(557,327)	(451,026)	(1,812,670)	(2,576,685)
Selling, general and administrative	1,133,787	1,220,184	4,034,031	4,079,660
Impairment of assets	-	(726,640)	-	(726,640)
Gain on sale of facility held for sale	-	-	-	(40,032)
	2,212,352	2,112,648	7,656,869	7,433,598

Loss before other income	(1,376,717)	(72,399)	(4,684,907)	(1,402,880)

Other income:
Interest income	4,935	339	12,124	1,409
Other	317	6,147	567	6,935
	5,252	6,486	12,691	8,344

Net loss	$(1,371,465)	$(65,913)	$(4,672,216)	$(1,394,536)

Net loss per common share - basic and
diluted	$(0.03)	$-	$(0.12)	$(0.04)
Weighted average number of shares of common
stock outstanding - basic and diluted	39,999,984	36,878,092	39,921,424	36,794,834

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,672,216)	$(1,394,536)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	790,922	869,951
Impairment of assets	-	(726,640)
Gain on sale of facility held for sale	-	(40,032)
Non-cash equity based compensation	549,892	610,716
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in
excess of billings on uncompleted contracts	319,148	1,246,490
Inventories	402,653	743,387
Prepaid expenses and other current assets	(73,801)	5,540
Accounts payable and other current liabilities	(204,364)	(272,177)
Billings in excess of costs and estimated earnings on
uncompleted contracts	39,520	-
Deferred compensation under executive
employment agreements	75,557	(465,247)
Net cash (used in) provided by operating activities	(2,772,689)	577,452

Cash flows from investing activities:
Purchases of short-term investments	-	(447)
Maturities of short-term investments	63,029	-
Acquisition of property and equipment	(400,569)	(840,331)
Property and equipment reimbursements received from DOE under
grant	250,541	430,455
Cash proceeds from sale of facility held for sale	-	1,565,032
Cash paid for patent and trademark fees	(24,896)	(47,375)
Net cash (used in) provided by investing activities	(111,895)	1,107,334

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	22,055	39,438
Cash received for exercise of employee options	4,497	11,387
Cash paid for retirement of vested shares	(171,740)	-
Net cash (used in) provided by financing activities	(145,188)	50,825

(Decrease) increase in cash and cash equivalents	(3,029,772)	1,735,611
Cash and cash equivalents at beginning of period	10,247,112	4,527,899
Cash and cash equivalents at end of period	$7,217,340	$6,263,510

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) Basis of Presentation

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

(3) Contracts in Process

At December 31, 2014 and March 31, 2014, the estimated period to complete contracts in process ranged from one to sixteen  months and one to ten months, respectively. We expect to collect all related accounts receivable arising from these contracts within sixty days of billing. The following summarizes contracts in process:

	December 31, 2014	March 31, 2014
Costs incurred on uncompleted contracts	$2,214,908	$1,549,313
Estimated earnings	675,895	670,596
	2,890,803	2,219,909
Less billings to date	(2,893,563)	(1,878,654)
Contracts in process	$(2,760)	$341,255

Contracts in process are reflected in the accompanying consolidated condensed balance sheets as follows:

Costs and estimated earnings in excess of billings on
uncompleted contracts	$36,760	$341,255
Billings in excess of costs and estimated earnings on
uncompleted contracts	(39,520)	-
Contracts in process	$(2,760)	$341,255

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)Inventories

Inventories at December 31, 2014 and March 31, 2014 consisted of:

	December 31, 2014	March 31, 2014
Raw materials	$7,269,887	$7,537,189
Work-in-process	129,920	84,178
Finished products	2,251,962	2,433,055
	$9,651,769	$10,054,422

Our inventories are subject to obsolescence and potential impairment due to bulk purchases in excess of customers’ requirements. We periodically assess our inventories for recovery of carrying value based on available information, expectations and estimates, and adjust inventory carrying values to the lower of cost or market for estimated declines in the realizable value. There was no impairment for obsolete inventory during the nine month periods ended December 31, 2014 and 2013.

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

(6) Government Grant

We had a grant (the “Grant”) with the DOE under the American Recovery and Reinvestment Act for reimbursements up to a maximum of $32.4 million. The Grant provided funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Pursuant to the terms of the Agreement, the DOE reimbursed us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. The Grant expired on January 12, 2015. We recognize government grant reimbursements, when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received.

The Grant was also subject to our compliance with certain reporting requirements. The American Recovery and Reinvestment Act imposes minimum construction wages and labor standards for projects funded by the Grant. If we dispose of assets acquired using Grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

At December 31, 2014, we had received reimbursements from the DOE under the Grant totaling $26.7 million and had funds receivable under the Grant of $0.3 million.

The application of grant funds to eligible capital asset purchases under the Grant as of December 31, 2014 and March 31, 2014 are as follows:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

	December 31, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,347,478	4,173,739	4,173,739
	$19,150,602	$9,575,301	$9,575,301

	March 31, 2014
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	7,946,910	3,973,455	3,973,455
	$18,750,034	$9,375,017	$9,375,017

(7) Other Current Liabilities

 Other current liabilities at December 31, 2014 and March 31, 2014 consist of:

	December 31, 2014	March 31, 2014
Accrued payroll and employee benefits	$118,591	$164,334
Accrued personal property and real estate taxes	280,399	227,022
Accrued warranty costs	187,358	175,661
Unearned revenue	6,651	5,416
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	774,974	774,974
Other	1,707	8,902
	$1,505,116	$1,491,745

(8) Stock-Based Compensation

Equity Incentive Plan

As of December 31, 2014, we had 2,100,000 shares of common stock authorized and 690,905 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).    The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

Directors Plan

We have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2014, we had 1,000,000 shares of common stock authorized and 239,841 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

under the plan generally vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of December 31, 2014, we had 2,254,994 shares of common stock authorized and there were 211,005 shares of common stock available for future grant under the Stock Plan. Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At December 31, 2014, we had 700,000 shares of common stock authorized and 295,598 shares of common stock available for issuance under the Stock Purchase Plan.

 Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of forfeiture adjustments in the quarters and nine month periods ended December 31, 2014 and 2013 were insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates.

The table below shows total share-based compensation expense for the quarters and nine month periods ended December 31, 2014 and 2013 and the classification of these expenses:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Costs of contract services	$8,617	$3,647	$16,108	$15,712
Costs of product sales	5,130	10,565	18,414	30,883
Research and development	973	4,282	4,840	7,544
Production engineering	19,052	30,659	72,437	103,007
Selling, general and administrative	119,541	123,487	438,093	453,570
	$153,313	$172,640	$549,892	$610,716

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Additional information with respect to stock option activity during the nine month period ended December 31, 2014 under stock option plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2014	3,330,575	$1.98	4.8 years	$2,931,885
Granted	369,287	$1.71
Exercised	(5,053)	$0.89		$6,720
Forfeited	(595,827)	$2.74

Outstanding at December 31, 2014	3,098,982	$1.80	5.7 years	$1,260

Exercisable at December 31, 2014	2,461,625	$1.93	4.7 years	$420

Vested and expected to vest at December 31, 2014	3,080,545	$1.80	5.7 years	$1,235

As of December 31, 2014,  there was $432,092 of total unrecognized compensation costs related to stock options granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of eighteen months. The total fair value of stock options that vested during the quarter and nine month period ended December 31, 2014 was $9,333 and $377,375, respectively.

Stock Plan Activity

Activity with respect to non-vested shares under the Stock Plan as of December 31, 2014 and 2013 and changes during the nine month periods ended December 31, 2014 and 2013 are presented below:

	Nine Months Ended December 31, 2014		Nine Months Ended December 31, 2013
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	640,979	$1.17	358,855	$1.22
Granted	136,144	$1.71	452,195	$1.18
Vested	(288,051)	$1.28	(166,231)	$1.34
Forfeited	-	$-	(3,840)	$1.25
Non-vested at December 31	489,072	$1.25	640,979	$1.17

As of December 31, 2014, there was $461,051  of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan. The unrecognized compensation cost at December 31, 2014 is expected to be recognized over a weighted-average period of nineteen  months.

Stock Purchase Plan Activity

During the nine month periods ended December 31, 2014 and 2013, we issued 12,052 and 48,532 shares of common stock, respectively, under the Stock Purchase Plan. Cash received by us upon the purchase of shares under the Stock Purchase Plan for the nine month periods ended December 31, 2014 and 2013 was $22,055 and $39,438, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter and nine month period ended December 31, 2014 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2014	39,777,767	$397,778	$121,325,762	$(93,948,545)	$27,774,995

Issuance of common stock under
employee stock purchase plan	12,052	120	21,935	-	22,055
Issuance of common stock under
stock bonus plan	3,666	37	(37)	-	-
Issuance of common stock upon exercise
of employee options	5,053	50	4,447	-	4,497
Compensation expense from employee
and director stock option and common
stock grants	-	-	166,658	-	166,658
Net loss	-	-	-	(1,310,037)	(1,310,037)
Balances at June 30, 2014	39,798,538	$397,985	$121,518,765	$(95,258,582)	$26,658,168

Issuance of common stock under
stock bonus plan	284,385	2,844	29,600	-	32,444
Retirement of vested shares	(82,939)	(829)	(170,911)	-	(171,740)
Compensation expense from employee
and director stock option and common
stock grants	-	-	197,477	-	197,477
Net loss	-	-	-	(1,990,714)	(1,990,714)
Balances at September 30, 2014	39,999,984	$400,000	$121,574,931	$(97,249,296)	$24,725,635

Compensation expense from employee
and director stock option and common
stock grants	-	-	153,313	-	153,313
Net loss	-	-	-	(1,371,465)	(1,371,465)
Balances at December 31, 2014	39,999,984	$400,000	$121,728,244	$(98,620,761)	$23,507,483

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10) Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the quarters and nine month periods ended December 31, 2014 and 2013:

	Quarter Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014		2013
Customer A	$224,859	27%	$148,510	7%	$586,333	20%	$475,492	8%
Customer B	$201,298	24%	$189,968	9%	$364,659	12%	$652,632	11%
Customer C	$55,897	7%	$214,898	11%	$429,746	14%	$649,681	11%
Customer D	$21,522	3%	$55,720	3%	$180,291	6%	$615,587	10%
Customer E	$-	-%	$208,929	10%	$-	-%	$268,623	4%

The following table summarizes accounts receivable from significant customers as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Customer A	21%	10%
Customer B	18%	2%
Customer C	33%	71%
Customer D	7%	1%
Customer E	-%	-%

(11) Income Taxes

The Company currently has a full valuation allowance, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income. We recognize interest and penalties related to uncertain tax positions in “Other Income,” net.  As of December 31, 2014 and 2013, we had no provisions for interest or penalties related to uncertain tax positions. The tax years 1999 through 2013 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(12) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and nine month periods ended December 31, 2014 and 2013:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,371,465)	$(65,913)	$(4,672,216)	$(1,394,536)
Denominator for basic and diluted net loss per common
share:
Weighted average number of shares of common
stock outstanding – basic and diluted	39,999,984	36,878,092	39,921,424	36,794,834

Net loss per common share – basic and diluted	$(0.03)	$-	$(0.12)	$(0.04)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2014	2013

Non-vested stock bonus plan shares	489,072	640,979
Stock options outstanding	3,098,982	3,591,637
Warrants to purchase common stock	1,489,733	-

(13) Fair Value Measurements

Liabilities measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$257,657	-	-	257,657

Note (1) Included in long-term liabilities on our consolidated condensed balance sheet as of December 31, 2014.

Liabilities measured at fair value on a recurring basis as of March 31, 2014 are summarized below:

Fair Value at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation under
executive employment agreements (1)	$182,100	-	-	182,100

Note (1) Included in long-term liabilities on our consolidated condensed balance sheet as of March 31, 2014.

Deferred compensation under executive employment agreements represents the future compensation potentially payable under the retirement and voluntary termination provisions of executive employment agreements. The value of the Level 3 liability in the foregoing table was determined using a discounted cash flow model. The significant unobservable input used in the calculation is a discount rate of 14 percent, which is based on the expected cost of capital for the Company. A 1 percent change in this discount rate would result in approximately a $3,000 change in the recorded value of the liability.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

A summary of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Deferred Compensation On Executive Employment Agreements
	Quarter Ended December 31,
	2014	2013
Balance at beginning of period	$232,471	$666,229
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses (realized and unrealized):
Included in earnings	25,186	19,936
Included in other comprehensive income	-	-
Settlements	-	(524,000)
Balance at the end of period	$257,657	$162,165

Loss for the quarter included in earnings attributable
to the Level 3 liability still held at the end of the period	$25,186	$19,936

(14) Commitments and Contingencies

Employment Agreements

We have entered into employment agreements with our executive officers for a term expiring on August 31, 2015. The aggregate future base salary payable to these executive officers under the employment agreements over their remaining terms is $882,667. In addition, we have recorded a liability of $257,657 and $182,100 at December 31, 2014 and March 31, 2014, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers.

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

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine and military markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry. We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the electric motor and controller products. This team has the ability and background to grow the business to significantly higher levels.  We believe we have adequate cash balances to fund our current level of operations for at least twelve months.

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

We are in active discussions with a number of parties exploring various options for the manufacture and supply of electric motors and controllers, with particular emphasis in China. China represents a significant potential market for electric vehicles. The air pollution crisis China is experiencing has led the Chinese government to issue numerous mandates and financial incentives for the manufacture and sale of heavy-duty electric buses, trucks and passenger automobiles. Two potential customers in China are currently testing our motor/controller systems in passenger bus applications. The opportunities in China for volume production are significant, and we are pursuing these opportunities with all of our focus and resources.

During the third quarter of fiscal year 2015, we announced that we had signed a long-term supply agreement to provide electric power systems for industrial and commercial applications to a pioneering energy management company.  UQM PowerPhase® electric motors and controllers will be incorporated with this partner’s proprietary technology to create new solutions to address the needs of its global customer base in a wide range of large industrial and commercial facilities.

Revenue in the third quarter of fiscal year 2015 was impacted by a slow domestic market leading to reduced orders from our customers.

The Department of Energy grant that was awarded to us in 2010 expired on January 12, 2015.  Since the beginning of the grant program, we have billed a total of $27.0 million and been reimbursed a total of $26.7 million in matching funds through December 31, 2014.  These cumulative reimbursements have allowed us to achieve many milestones to support our business development efforts that we believe will lead to volume production opportunities.  First, we were able to relocate our headquarters and production operations to a 130,000 square foot facility with fifteen adjacent acres of land for future expansion.  Within this modern facility, we were able to develop and install manufacturing capacity and infrastructure to build and test our state-of-the-art traction motors and controllers, with current capacity to meet our current and anticipated demand. Throughout the program, the DOE grant supported product validation and release activities for both passenger vehicle and heavy duty truck and bus platforms. In addition, the grant assisted us in implementing all of the required processes and systems to certify our facility to the ISO/TS 16949 quality standard that is a requirement to be a supplier to Tier 1 companies in the automotive industry.

The funding from the DOE grant has brought us to a position of strength with regards to product validation and manufacturing capabilities. This, in addition to the business development activities in place and our current cash reserves, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents and short-term investments at December 31, 2014 were $7,217,340 and working capital was $16,425,972, compared with $10,310,141 and $20,052,187, respectively, at March 31, 2014. The decreases in cash and cash equivalents and short-term investments and working capital are primarily attributable to operating losses.

Accounts receivable decreased $64,911 to $895,508 at December 31, 2014 from $960,419 at March 31, 2014.  The decrease is primarily due to a reduction in billings outstanding under our DOE Grant.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements.  For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At December 31, 2014 and March 31, 2014, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts decreased $304,495 to $36,760 at December 31, 2014 versus $341,255 at March 31, 2014.  The decrease is due to timing of billings on certain contracts in process at December 31, 2014 versus March 31, 2014.  Estimated earnings on contracts in process increased to $675,895 on revenue recognized of $2,890,803 at December 31, 2014, compared to estimated earnings on contracts in process of $670,596 on revenue recognized of $2,219,909 at March 31, 2014.  The increase in estimated earnings is attributable to higher levels of funded engineering contracts in process, partially offset by lower expected margin on certain contracts in process at December 31, 2014.

Inventories decreased $402,653 to $9,651,769 at December 31, 2014 from March 31, 2014,  reflecting shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets increased to $337,789 at December 31, 2014 from $263,988 at March 31, 2014 primarily due to prepayments on commercial insurance policies.

We invested $232,919 and $400,569 for the acquisition of property and equipment, before reimbursements under the DOE Grant, during the quarter and nine month period ended December 31, 2014 compared to $321,086 and $840,331 during the comparable quarter and nine month period last fiscal year. The decrease in capital expenditures is primarily attributable to decreased levels of equipment build and acquisition in the first nine months this fiscal year versus the comparable period last fiscal year. Cash reimbursements for capital assets under the DOE Grant for the quarter and nine month period ended December 31, 2014 were $108,863 and $250,541, respectively.  Cash reimbursements for capital assets under the DOE Grant for the quarter and nine month period ended December 31, 2013 were $255,747 and $430,455, respectively.

Patent costs increased to $239,528 at December 31, 2014 versus $227,015 at March 31, 2014 primarily due to new patent issuance costs offset by the amortization of existing patents. Trademark costs decreased to $103,898 at December 31, 2014 versus $107,123 at March 31, 2014 primarily due to the amortization of trademark costs.

Accounts payable decreased $217,735 to $168,558 at December 31, 2014 from $386,293 at March 31, 2014, primarily due to the timing of vendor payments.

Other current liabilities increased to $1,505,116 at December 31, 2014 from $1,491,745 at March 31, 2014. The increase is primarily attributable to increased levels of accrued personal property and real estate taxes partially offset by a decrease in accrued payroll and employee benefits at December 31, 2014.

Long-term deferred compensation under executive employment agreements was $257,657 at December 31, 2014 versus $182,100 at March 31, 2014 reflecting periodic accruals of future compensation payable under the retirement and voluntary termination provisions of executive employment agreements.

Common stock and additional paid-in capital were $400,000 and $121,728,244, respectively, at December 31, 2014 compared to $397,778 and $121,325,762 at March 31, 2014. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of shares under the Employee Stock Purchase Plan and the Stock Bonus Plan, and the periodic expensing of non-cash share-based payments associated with grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations

Quarter Ended December 31, 2014

Revenue

Product sales revenue for the current quarter decreased to $594,808 versus $1,825,351 for the comparable quarter last fiscal year, reflecting a slow domestic market resulting in reduced orders from our customers.

Revenue from contract services increased to $240,827 for the quarter ended December 31, 2014  versus $214,898 for the comparable quarter last year. The increase is primarily due to increased levels of customer funded research activities, which vary from quarter to quarter.

Gross Profit Margin

Gross profit margin on product sales for the third quarter this year decreased to 37.8 percent compared to 42.3 percent for the third quarter last year primarily due to decreased overhead absorption as a result of lower volumes shipped during the current quarter.  Gross profit margin on contract services decreased to negative 21.1 percent for the third quarter this fiscal year compared to 28.5 percent for the quarter ended December 31, 2013, resulting from a change of mix of contracts in process during the current quarter and a  change in our estimated total cost for two on-going programs as of December 31, 2014. As a result, total gross profit margins for the quarter ended December 31, 2014 decreased to 20.8 percent compared to 40.8 percent for the quarter ended December 31, 2013.

Costs and Expenses

Research and development expenditures for the quarter ended December 31, 2014 decreased to $40,183 compared to $44,307 for the quarter ended December 31, 2013 reflecting decreased levels of activity on cost-sharing government research and internally funded research programs.

Production engineering costs were $934,239 for the third quarter versus $818,460 for the comparable quarter last fiscal year. The increase is attributable to higher levels of product qualification and testing activities during the current quarter.

Reimbursement of product qualification and testing costs under the DOE Grant was $557,327 for the quarter ended December 31, 2014 versus $451,026 for the comparable quarter last fiscal year.  The increase is attributable to higher levels of reimbursable product qualification and testing activities during the current quarter.

Selling, general and administrative expense for the quarter ended December 31, 2014 was $1,133,787 compared to $1,220,184 for the same quarter last year.  The decrease is primarily attributable to lower legal and consulting fees during the current quarter.

Impairment of assets was zero for the quarter ended December 31, 2014 compared to negative $726,640 for the prior comparable quarter.  During the quarter ended December 31, 2013, we recorded a reduction to our accrued import duties liability of $726,640 as a result of a ruling from the Department of Commerce that significantly reduced the amount of duties owed.

Net Loss

As a result, net loss for the quarter ended December 31, 2014 was $1,371,465, or $0.03 per common share, compared to a net loss of $65,913, or zero per common share, for the comparable quarter last year. The increase in net loss for the current quarter compared to last year was primarily due to lower sales revenue generating lower gross profit and the adjustment recorded during the prior comparable quarter to reduce our accrued import duties liability.

Nine Months Ended December 31, 2014

Revenue

Product sales for the nine month period ended December 31, 2014 decreased to $2,264,123 compared to $5,351,287 for the comparable period last year,  reflecting a slow domestic market resulting in reduced orders from our customers.

Revenue from contract services increased to $707,839 for the nine month period ended December 31, 2014 versus $679,431 for the comparable period last year. The increase is primarily due to increased levels of customer funded research activities, which vary from period to period.

Gross Profit Margin

Gross profit margin on product sales for the nine month period ended December 31, 2014 increased slightly to 41.6 percent compared to 41.4 percent for the comparable period last year. The increase is primarily due to a favorable change in product mix for the current period.  Gross profit margin on contract services decreased for the nine month period to 5.7 percent versus 18.6 percent for the comparable nine month period last fiscal year resulting from a change of mix of contracts in process during the current nine month period and a change in our estimated total cost for two on-going programs as of December 31, 2014. As a result, total gross profit margins for the nine month period ended December 31, 2014 decreased to 33.0 percent compared to 38.9 percent for the comparable nine month period last fiscal year.

Costs and Expenses

Research and development expenditures for the nine month period ended December 31, 2014 increased to $217,388 compared to $158,852 for the same period last year reflecting increased levels of activity on cost-sharing government and internally funded research programs.

Production engineering costs were $3,227,240 for the nine month period ended December 31, 2014 versus $2,851,416 for the comparable nine month period last year. The increase is attributable to higher levels of product qualification and testing activities during the current period.

Reimbursements of costs under the DOE Grant were $1,812,670 for the nine months ended December 31, 2014 versus $2,576,685 for the comparable period last year. During the nine month period ended December 31, 2013, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement recorded of $958,000 in that period. Excluding that cumulative change adjustment, reimbursements of costs in the nine months ended December 31, 2013 would have been $1,618,685, yielding a growth in reimbursements of $193,985 in the nine months ended December 31, 2014 associated with an increase in reimbursable production engineering activity.

Selling, general and administrative expense for the nine month period ended December 31, 2014 was $4,034,031 compared to $4,079,660 for the same period last year. The decrease is primarily attributable to lower legal fees during the current period.

Impairment of assets was zero for the nine month period ended December 31, 2014 compared to negative $726,640 for the prior comparable period.  During the nine month period ended December 31, 2013, we recorded a reduction to our accrued import duties liability of $726,640 as a result of a ruling from the Department of Commerce that significantly reduced the amount of duties owed.

Interest income increased to $12,124 for the nine month period ended December 31, 2014 versus $1,409 for the comparable period last year. The increase is attributable to higher yields on invested cash balances.

Net Loss

As a result, net loss for the nine month period ended December 31, 2014 was $4,672,216, or $0.12 per common share, compared to a net loss of $1,394,536, or $0.04 per common share, for the comparable period last year. The increase in net loss for the current nine month period compared to last year was primarily due to lower sales revenue generating lower gross profit, the adjustment recorded during the prior comparable period to reduce our accrued import duties liability and the adjustment last year to record the cumulative change in reimbursements of costs under the DOE Grant.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended December 31, 2014 were adequate to meet operating needs. At December 31, 2014, we had working capital of $16,425,972 compared to $20,052,187 at March 31, 2014.

For the nine month period ended December 31, 2014, net cash used in operating activities was $2,772,689 compared to net cash provided by operating activities of $577,452 for the comparable period last fiscal year. The increase in cash used for the first nine months of this fiscal year is primarily attributable to increased net losses due to lower product sales revenue during the current nine month period and an adjustment recorded last year to our cumulative estimate of reimbursable rates under the Grant which resulted in a one-time pick-up of $958,000. These changes were partially offset by decreased levels of inventory purchases and decreased levels of costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used in investing activities for the first nine months of this fiscal year was $111,895 compared to cash provided by investing activities of $1,107,334 for the comparable nine month period last fiscal year. The change for the first nine months of this fiscal year compared to last fiscal year was primarily due to cash proceeds from the sale of our former Frederick, Colorado facility during the prior comparable period. This change was partially offset by decreased levels of net capital expenditures on property and equipment versus the prior year comparable period.

Net cash used in financing activities for the first nine months this fiscal year was $145,188 compared to net cash provided by financing activities of $50,825 for the comparable period last fiscal year. The increase in cash used was primarily attributable to an increase in cash paid for retirement of vested shares during the first half of this fiscal year.

We expect to fund our operations over the next year from existing cash and the reduction of inventories. Although we expect to manage our operations and working capital requirements to minimize the anticipated future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. Based on our current level of operations, we believe we have sufficient cash to fund our operations for at least the next twelve months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2014:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$195,921	195,921	-	-	-
Executive employment agreements (1)	257,657	-	-	-	257,657
Total	$453,578	195,921	-	-	257,657

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

As of December 31, 2014, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II-OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Nine Months Ended	Fiscal Year Ended March 31,
	December 31, 2014	2014	2013	2012

Net loss	$4,672,216	$2,773,244	$10,688,312	$4,928,520

As of December 31, 2014 and March 31, 2014, we had accumulated deficits of $98,620,761 and $93,948,545, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended December 31, 2014 was $1,371,465 versus a net loss for the comparable quarter last fiscal year of $65,913. Our net loss for the fiscal year ended March 31, 2014 was $2,773,244 versus a net loss for the fiscal years ended March 31, 2013 and 2012 of $10,688,312 and $4,928,520, respectively. At December 31, 2014, our cash balance was  $7,217,340.  We expect our losses to continue for the foreseeable future. Our existing cash resources, and current operations are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

While we believe that we have adequate cash resources for at least the next twelve months, the loss of the DOE Grant funding, which occurred on January 12, 2015, could significantly impact our ability to sustain operations if anticipated revenues are not realized and other cash resources are unavailable.

We carry a large inventory balance originally acquired for CODA and may not be able to sell this inventory.

At December 31, 2014, we had aged inventory of $7.8 million of PowerPhase Pro® systems on our books originally acquired for now-bankrupt CODA. We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now for sale to other customers. While we believe that there continues to be a strong market for these products, a change in market conditions or technology advancements could make this inventory obsolete, or the actual realizable value upon sale of this inventory to be substantially less than its book value, causing a material adverse effect on our results of operations.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability as of December 31, 2014 of $774,974 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA. This liability is lower than the original amount we recorded of $1,050,000 as of March 31, 2013 as a result of negotiations and settlements we reached with some vendors during fiscal year 2014. The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

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

The popularity of alternative fuel based vehicles and “green energy” initiatives are highly dependent on macro-economic conditions, including oil prices and the overall health of the economy. When oil prices fall, interest in and resources allocated to the development of advanced technology vehicles and propulsion systems may diminish. We cannot predict how and the extent to which the recent substantial decrease of oil prices will affect the domestic interest in electric and hybrid vehicles.  Downturns in the world economy may also have a severe impact on the automotive industry, slowing the demand for vehicles generally and reducing consumers' willingness to pay more for environmentally friendly technology.

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
Date: February 5, 2015
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)