Form 10-Q
period 2015-06-30
UQM TECHNOLOGIES INC
filed 2015-07-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at July 28, 2015 was 40,541,847.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30, 2015	March 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,626,817	$6,585,703
Accounts receivable	414,861	522,417
Other receivable	-	855,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	69,917	49,917
Inventories	9,374,848	9,354,053
Prepaid expenses and other current assets	335,414	266,448
Total current assets	15,821,857	17,633,538

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,083,950	7,037,200
	13,283,581	13,236,831
Less accumulated depreciation	(6,664,667)	(6,410,242)
Net property and equipment	6,618,914	6,826,589

Patent costs, net of accumulated amortization of $898,292 and $895,227, respectively	238,430	239,043

Trademark costs, net of accumulated amortization of $74,048 and $73,018, respectively	101,793	102,823
Total assets	$22,780,994	$24,801,993

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	June 30, 2015	March 31, 2015
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$497,043	$398,568
Other current liabilities	1,464,540	1,544,971
Billings in excess of costs and estimated earnings on
uncompleted contracts	83,591	84,444
Total current liabilities	2,045,174	2,027,983

Other long-term liabilities	470,080	445,024

Total liabilities	2,515,254	2,473,007

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 40,052,602 and 39,999,984 shares
issued and outstanding, respectively	400,526	400,000
Additional paid-in capital	122,026,540	121,866,061
Accumulated deficit	(102,161,326)	(99,937,075)
Total stockholders’ equity	20,265,740	22,328,986

Total liabilities and stockholders’ equity	$22,780,994	$24,801,993

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended June 30,
	2015	2014
Revenue:
Product sales	$630,666	$823,032
Contract services	109,863	196,516
	740,529	1,019,548
Operating costs and expenses:
Costs of product sales	577,446	464,028
Costs of contract services	64,798	148,234
Research and development	1,088,480	84,404
Production engineering	-	1,227,191
Reimbursement of costs under DOE grant	-	(716,014)
Selling, general and administrative	1,245,374	1,128,531
	2,976,098	2,336,374

Loss before other income	(2,235,569)	(1,316,826)

Other income:
Interest income	3,372	6,789
Other	7,946	-
	11,318	6,789

Net loss	$(2,224,251)	$(1,310,037)

Net loss per common share - basic and
diluted	$(0.06)	$(0.03)
Weighted average number of shares of common
stock outstanding - basic and diluted	40,040,673	39,788,769

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Quarter Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,224,251)	$(1,310,037)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	258,520	260,484
Non-cash equity based compensation	139,288	166,658
Change in operating assets and liabilities:
Accounts receivable	107,556	(30,067)
Other receivable	855,000	-
Costs and estimated earnings on uncompleted contracts	(20,000)	194,020
Inventories	(20,795)	114,413
Prepaid expenses and other current assets	(68,966)	(224,137)
Accounts payable and other current liabilities	18,044	(82,240)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(853)	-
Other long-term liabilities	25,056	24,736
Net cash used in operating activities	(931,401)	(886,170)

Cash flows from investing activities:
Increase in short-term investments	-	(153)
Acquisition of property and equipment	(46,750)	(45,458)
Property and equipment reimbursements received from DOE under
grant	-	123,470
Increase in patent and trademark costs	(2,452)	(6,444)
Net cash (used in) provided by investing activities	(49,202)	71,415

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	23,125	22,055
Issuance of common stock upon exercise of employee options	-	4,497
Cash paid for retirement of vested shares	(1,408)	-
Net cash provided by financing activities	21,717	26,552

Decrease in cash and cash equivalents	(958,886)	(788,203)
Cash and cash equivalents at beginning of quarter	6,585,703	10,247,112
Cash and cash equivalents at end of quarter	$5,626,817	$9,458,909

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the fiscal year ended March 31, 2015.

(2)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB deferred the effective date of this new standard to December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are in the process of determining the impact on our financial statements.

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

(3)  Contracts in Process

At June 30, 2015 and March 31, 2015, the estimated period to complete contracts in process ranged from one to seven months and one to eighteen months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	June 30, 2015	March 31, 2015
Costs incurred on uncompleted contracts	$2,389,461	$2,327,816
Estimated earnings	709,989	626,075
	3,099,450	2,953,891
Less billings to date	(3,113,124)	(2,988,418)

Contracts in process	$(13,674)	$(34,527)

Included in the accompanying consolidated condensed balance sheets as follows:

Costs and estimated earnings in excess of billings
on uncompleted contracts	$69,917	$49,917
Billings in excess of costs and estimated earnings
on uncompleted contracts	(83,591)	(84,444)
Contracts in process	$(13,674)	$(34,527)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)  Inventories

Inventories at June 30, 2015 and March 31, 2015 consisted of:

	June 30, 2015	March 31, 2015
Raw materials	$7,261,536	$7,261,568
Work-in-process	63,385	25,842
Finished products	2,049,927	2,066,643
	$9,374,848	$9,354,053

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate. We concluded that there were no impairments for obsolete inventory during the three month periods ended June 30, 2015 and 2014.

(5)   Government Grant

We had a grant (the “Grant”) with the DOE under the American Recovery and Reinvestment Act, which ended on January 12, 2015. The Grant provided funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States. Under the terms of the Grant, the DOE reimbursed us for 50 percent of qualifying costs for the purchase of facilities, tooling and manufacturing equipment, and for engineering related to product qualification and testing of our electric propulsion systems. Engineering costs that were incurred under the Grant were classified in our consolidated condensed statements of operations as production engineering.

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in the first quarter of fiscal year 2016 compared to the same quarter last year, and we expect those resources to continue to be deployed on similar research and development activities in the future.

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

The application of grant funds to eligible capital asset purchases as of the end of the Grant are as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,462,961	4,231,480	4,231,481
	$19,266,085	$9,633,042	$9,633,043

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(6)   Other Current Liabilities

Other current liabilities at June 30, 2015 and March 31, 2015 consist of:

	June 30, 2015	March 31, 2015
Accrued payroll and employee benefits	$155,045	$183,245
Accrued personal property and real estate taxes	124,932	208,162
Accrued warranty costs	182,913	184,920
Unearned revenue	71,098	37,000
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	774,974	774,974
Other	20,142	21,234
	$1,464,540	$1,544,971

(7)   Stock-Based Compensation

 Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters ended June 30, 2015 and 2014 and the classification of these expenses:

	Quarter Ended June 30,
	2015	2014
Costs of contract services	$746	$1,732
Costs of product sales	5,619	6,912
Research and development	14,281	2,246
Production engineering	-	33,544
Selling, general and administrative	118,642	122,224
	$139,288	$166,658

Stock Option Plans Activity

Additional information with respect to stock option activity during the quarter ended June 30, 2015 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2015	2,969,075	$1.79	5.5 years	$311,101
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(39,604)	$3.89

Outstanding at June 30, 2015	2,929,471	$1.76	5.4 years	$22,124

Exercisable at June 30, 2015	2,365,021	$1.87	4.4 years	$21,330

Vested and expected to vest at June 30, 2015	2,909,043	$1.77	5.3 years	$22,076

As of June 30, 2015, there was $243,062 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of thirteen months.  The total fair value of stock options that vested during both quarters ended June 30, 2015 and 2014 was $7,690.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of June 30, 2015 and 2014 and changes during the quarters ended June 30, 2015 and 2014 are presented below:

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	432,039	$1.26	640,979	$1.17
Granted	-	$-	-	$-
Vested	(3,667)	$0.69	(3,666)	$0.69
Forfeited	-	$-	-	$-
Non-vested at June 30	428,372	$1.26	637,313	$1.17

As of June 30, 2015, there was $268,739 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2015 is expected to be recognized over a weighted-average period of thirteen months.

Stock Purchase Plan Activity

During the quarters ended June 30, 2015 and 2014, we issued 34,508 and 12,052 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the quarters ended June 30, 2015 and 2014 was $23,125 and $22,055, respectively.

(8) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter ended June 30, 2015 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2015	39,999,984	$400,000	$121,866,061	$(99,937,075)	$22,328,986

Issuance of common stock under
employee stock purchase plan	34,508	345	22,780	-	23,125
Issuance of common stock under
stock bonus plan	19,478	195	(195)	-	-
Retirement of vested shares	(1,368)	(14)	(1,394)	-	(1,408)
Compensation expense from
employee and director stock
option and common stock grants	-	-	139,288	-	139,288
Net loss	-	-	-	(2,224,251)	(2,224,251)
Balances at June 30, 2015	40,052,602	$400,526	$122,026,540	$(102,161,326)	$20,265,740

In February 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Warrants to acquire 1,489,733 shares of our common stock were outstanding at both June 30, 2015 and March 31, 2015.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9) Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters ended June 30, 2015 and 2014:

	Quarter Ended June 30,
	2015		2014
Customer A	$201,157	27%	$-	-%
Customer B	$150,316	20%	$154,443	15%
Customer C	$121,682	16%	$94,474	9%
Customer D	$34,863	5%	$196,516	19%
Customer E	$560	-%	$115,770	11%

The following table summarizes accounts receivable from significant customers as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Customer A	39%	-%
Customer B	10%	24%
Customer C	6%	11%
Customer D	21%	-%
Customer E	-%	1%

(10)  Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of June 30, 2015 and 2014, we had no provisions for interest or penalties related to uncertain tax positions.

The tax years 1999 through 2014 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities where we file.

(11) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters ended June 30, 2015 and 2014:

	Quarter Ended June 30,
	2015	2014
Numerator:
Net loss	$(2,224,251)	$(1,310,037)
Denominator for basic and diluted net loss per common
share:
Weighted average number of shares of common
stock outstanding - basic and diluted	40,040,673	39,788,769

Net loss per common share - basic and diluted	$(0.06)	$(0.03)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each quarter presented:

	June 30,
	2015	2014

Non-vested stock bonus plan shares	428,372	637,313
Stock options outstanding	2,954,330	3,335,091
Warrants to purchase common stock	1,489,733	1,489,733

(12) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13) Commitments and Contingencies

Employment Agreements

The Company has employment agreements with four of its officers for a term expiring on August 31, 2015. The aggregate future base salary payable to the executive officers over their remaining terms is $209,180.  In addition, we have recorded a liability of $298,414 and $268,357 at June 30, 2015 and March 31, 2015, respectively, representing the potential future compensation payable under the retirement and voluntary termination provisions of the employment agreements of the Company’s current officers. The value of the liability was determined using a discounted cash flow model with a discount rate of 14 percent, which is based on the expected cost of capital for the Company.  A 1 percent change in this discount rate would result in approximately a $1,000 change in the recorded value of the liability as of June 30, 2015. The employment agreements provide for severance payments under the conditions and for the amounts specified in the agreements.

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

(14)  Subsequent Event

On July 21, 2015, the Company announced that its board of directors had removed Eric Ridenour as President and Chief Executive of the Company, effective July 20, 2015.  As a result, the Company became obligated to pay Mr. Ridenour one year’s salary in the amount of $460,410.  This payment will be made in two equal installments during the second and fourth quarters of the current fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Introduction

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) is a developer and manufacturer of power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, military and industrial markets. We generate revenue from two principal activities: 1) the sale of motors, generators, electronic controls and fuel cell compressors; and 2) research, development and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the markets we serve. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash balances to fund our operations for at least the twelve months.

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

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately to volume production operations.

•	We continually look for ways to improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the requests of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

The Department of Energy grant that was awarded to us in 2010 expired on January 12, 2015.  Since the beginning of the grant program, we were reimbursed a total of $27.1 million.  These cumulative reimbursements allowed us to achieve many milestones to support our business development efforts that we believe will lead to volume production opportunities.  Specifically, we were able to relocate our headquarters and production operations to an approximate 130,000 square foot facility with fifteen adjacent acres of land for future expansion.  Within this modern facility, we were able to develop and install manufacturing capacity and infrastructure to build and test our state-of-the-art traction motors and controllers. We have installed a flexible manufacturing footprint that allows us to build both the large and smaller frame size motors and controllers at production capacity levels consistent with the growth targets of our current and potential customers.   Throughout the program, the DOE grant supported product validation and release activities for both passenger vehicle and heavy duty truck and bus platforms.  In addition, the grant assisted us in implementing all of the required processes and systems to certify our facility to the ISO/TS 16949 quality standard that is a requirement to be a supplier to the automotive industry.

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in the first quarter of fiscal year 2016 compared to the same quarter last year, and we expect those resources to continue to be deployed on similar research and development activities in the future.

The funding from the DOE grant brought us to a position of strength with regards to product validation and manufacturing capabilities.  This, in addition to the business development activities in place and the cash reserves we have to fund the operations for at least the next twelve months, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents at June 30, 2015 were $5,626,817 and working capital was $13,776,683, compared with $6,585,703 and $15,605,555, respectively, at March 31, 2015.  The decrease in cash and working capital is primarily attributable to operating losses.

Accounts receivable decreased $107,556 to $414,861 at June 30, 2015 from $522,417 at March 31, 2015.  The decrease is primarily due to decreased levels of product sales in the first quarter this fiscal year versus the fourth quarter last fiscal year.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of June 30, 2015 and March 31, 2015, we had no allowance for bad debts.

Other receivable decreased to zero at June 30, 2015 from $855,000 at March 31, 2015 resulting from insurance proceeds received in the quarter under a key-man life insurance policy.

Costs and estimated earnings on uncompleted contracts was  $69,917 at June 30, 2015 versus $49,917 at March 31, 2015. The increase was due to timing of billings on certain contracts in process at June 30, 2015 versus March 31, 2015.

Inventories increased $20,795 to $9,374,848 at June 30, 2015 reflecting an increase in work in process inventory on-hand at June 30, 2015.

Prepaid expenses and other current assets increased to $335,414 at June 30, 2015 from $266,448 at March 31, 2015 primarily due to prepayments on commercial insurance policies.

We invested $46,750 for the acquisition of property and equipment during the quarter ended June 30, 2015 compared to $45,458 during the comparable quarter last fiscal year.  Cash reimbursements for capital assets under the DOE Grant for the quarter ended June 30, 2015 and June 30, 2014 were zero and $123,470.

Patent costs decreased $613 and trademark costs decreased $1,030 primarily due to amortization.

Accounts payable increased $98,475 to $497,043 at June 30, 2015 from $398,568 at March 31, 2015, primarily due to the timing of vendor payments.

Other current liabilities decreased to $1,464,540 at June 30, 2015 from $1,544,971 at March 31, 2015. The decrease is primarily attributable to reduced levels of accrued personal property taxes at June 30, 2015 due to the timing of property tax payments.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased slightly to $83,591 at June 30, 2015 versus $84,444 at March 31, 2015.  The decrease is due to timing of billings on certain contracts in process at June 30, 2015 versus March 31, 2015.

Common stock and additional paid-in capital were $400,526 and $122,026,540, respectively, at June 30, 2015 compared to $400,000 and $121,866,061 at March 31, 2015. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option grants under our equity incentive plan and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended June 30, 2015

Revenue

Product revenue for the first quarter decreased to $630,666 versus $823,032 for the comparable quarter last fiscal year.  The decrease is primarily due to decreased shipments of PowerPhase HD® and PowerPhase Pro® propulsion systems.  In general, product sales were down in the quarter due to several factors, including the current low fuel prices and some fleets still delaying placing new orders.

Revenue from contract services decreased to $109,863 at June 30, 2015  versus $196,516 for the comparable quarter last year.  The decrease is primarily due to decreased levels of customer funded research activities, which vary from quarter to quarter.

Gross Profit Margin

Gross profit margins for the quarter ended June 30, 2015 decreased to 13.3 percent compared to 40.0 percent for the quarter ended June 30, 2014.  Gross profit margin on product sales for the first quarter this year decreased to 8.4 percent compared to 43.6 percent for the first quarter last year due to decreased overhead absorption as a result of lower volumes shipped during the current quarter. Gross profit margin on contract services was 41.0 percent for the first quarter this fiscal year compared to 24.6 percent for the quarter ended June 30, 2014.  The increase is primarily due to a change in the mix of contracts in process during the quarter ended June 30, 2015 versus the comparable quarter last fiscal year.

Costs and Expenses

Research and development expenditures for the quarter ended June 30, 2015 increased to $1,088,480 compared to $84,404 for the quarter ended June 30, 2014. Coincident with the contractual end of the DOE Grant on January 12, 2015, we launched and re-deployed resources to several new internally funded projects aimed at developing and significantly improving our product portfolio. This reallocation of expenses from production engineering to research and development led to the significant increase in research and development expenditures for the first quarter this fiscal year.

Production engineering costs were zero for the first quarter versus $1,227,191 for the first quarter last fiscal year.  With the expiration of the Grant, in the first quarter of fiscal year 2016 we re-deployed resources from production engineering activities to several new internally funded research and development activities.

Reimbursement of product qualification and testing costs under the DOE Grant was zero for the quarter ended June 30, 2015 versus $716,014 for the comparable quarter last fiscal year. The reduction is attributable to the contractual expiration of the Grant.

Selling, general and administrative expense for the quarter ended June 30, 2015 was $1,245,374 compared to $1,128,531  for the same quarter last year.  The increase is primarily attributable to an increase in legal and business development expenses for the current quarter.

Other

Interest income decreased to $3,372 for the quarter ended June 30, 2015 versus $6,789 for the same quarter last fiscal year.  The decrease is attributable to lower invested balances.

Net Loss

As a result, net loss for the quarter ended June 30, 2015 was $2,224,251, or $0.06 per common share, compared to a net loss of $1,310,037, or $0.03 per common share for the quarter ended June 30, 2014.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2015 were adequate to meet operating needs.  At June 30, 2015, we had working capital of $13,776,683 compared to $15,605,555 at March 31, 2015.

For the quarter ended June 30, 2015, net cash used in operating activities was $931,401 compared to net cash used in operating activities of $886,170 for the comparable quarter last fiscal year.  The increase in cash used for the first quarter this fiscal year is primarily attributable to increased net losses partially offset by a the collection of the key-man life insurance receivable of $855,000.

Net cash used in investing activities for the first quarter was $49,202 compared to cash provided by investing activities of $71,415 for the comparable quarter last fiscal year.  The decrease for the quarter ended June 30, 2015 was primarily due to no DOE reimbursements for property and equipment purchases due to the expiration of the Grant.

Net cash provided by financing activities for the first quarter was $21,717 compared to net cash provided by financing activities of $26,552 for the comparable quarter last fiscal year.  The decrease in cash provided was primarily attributable to lower levels of cash proceeds from employee stock option exercises.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, the reduction of inventories and from debt financing, if available. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2015:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$439,418	439,418	-	-	-
Executive employment agreements (1)	298,414	-	-	-	298,414
Total	$737,832	439,418	-	-	298,414

(1)

Includes severance pay obligations under executive employment agreements contingently payable upon six months’ notice by executive officers of the Company, but not annual cash compensation under the agreements.  This is reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets because no executives are expected to retire within the next twelve months.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2015, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual  Report on Form 10-K for the fiscal year ended March 31, 2015:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Three Months Ended	Fiscal Year Ended March 31,
	June 30, 2015	2015	2014	2013

Net loss	$2,224,251	$5,988,530	$2,773,244	$10,688,312

As of June 30, 2015 and March 31, 2015 we had accumulated deficits of $102,161,326 and $99,937,075, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended June 30, 2015 was $2,224,251 versus a net loss for the comparable quarter last fiscal year of $1,310,037.  Our net loss for the fiscal year ended March 31, 2015 was $5,988,530 versus a net loss for the fiscal years ended March 31, 2014 and 2013 of $2,773,244 and $10,688,312 respectively. At June 30, 2015, our cash and cash equivalents totaled $5,626,817.  We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

ITEM 5. OTHER INFORMATION

On July 24, 2015, Eric Ridenour resigned from the Company’s board of directors.  Mr. Ridenour did not have any disagreement with the Company on any matter related to its operations, policies or practices.  Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1Employment Agreement dated July 20, 2015, between the Company and Joseph R. Mitchell

10.2Employment Agreement dated July 20, 2015, between the Company and David I. Rosenthal

10.3Employment Agreement dated July 20, 2015, between the Company and Adrian P. Shaffer

10.4Employment Agreement dated July 20, 2015, between the Company and Josh M. Ley

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
Date: July 30, 2015
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)