Form 10-K/A
period 2015-03-31
UQM TECHNOLOGIES INC
filed 2015-07-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K/A (Amendment No. 1)
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

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of  September 30, 2014, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $55,478,927. As of July 28,  2015, there were 40,541,847 shares of the registrant’s Common Stock outstanding.

Explanatory Statement:

UQM Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the year ended March 31, 2015, initially filed with the U.S. Securities and Exchange Commission on May 28, 2015 (“Original Form 10-K”). This Form 10-K/A includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14). Our Original Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before July 31, 2015.

This Form 10-K/A only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K. No other items in the Original Form 10-K are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits (Item 15) to this Amendment No. 1 on Form 10-K/A.

Table of Contents
Page
Item 10. Directors, Executive Officers And Corporate Governance.......................................................................................2
Item 11. Executive Compensation.....................................................................................................................................7
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters..19

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

DIRECTORS

Pursuant to the bylaws of the Company, the board of directors sets the number of directors.  The board of directors consists of four members. The board of directors is not classified, and each director serves for a term of one year and thereafter until his successor is duly elected and qualified.

At the Annual Meeting, the shareholders will elect four members to the board of directors.  In the absence of instructions to the contrary, the proxy holders will vote the shares represented by proxy in favor of the nominees listed below.  The Company expects each of the nominees listed below to be able to serve as a director.  If any nominee should become unavailable, however, it is intended that the proxy holders will vote for a substitute designated by management.

Name	Age	Position with the Company	Officer or Director Since	Business Experience

Donald W. Vanlandingham	75	Chairman of the Board, Member of the Compensation and Benefits Committee and Member of the Governance and Nominating Committee	2003

Chairman of the board of directors of Ball Aerospace and Technologies Corporation, a wholly-owned subsidiary of Ball Corporation from 2002 to 2003; President and Chief Executive Officer of Ball Aerospace and Technologies Corporation from 1996 to 2002.

Stephen J. Roy	65	Director, Chairman of the Audit Committee and Member of the Compensation and Benefits Committee	2000	Principal, STL Capital Partners, LLC since 2002. Managing Director- Investment Banking for A. G. Edwards & Sons, Inc. from 1989 through 2002.

Joseph P. Sellinger	69	Director, Chairman of the Compensation and Benefits Committee, and Member of the Audit Committee and the Governance and Nominating Committee	2008	Vice President Anheuser Busch Companies and Chairman, President and Chief Executive Officer of the Anheuser Busch Packaging Group from 2000 to 2006.

John E. Sztykiel	58	Director, Chairman of the Governance and Nominating Committee and Member of the Audit Committee	2012	President, Chief Executive Officer and Director, Spartan Motors, Inc. from 2002 to February 2015.

We have provided below information about each nominee’s specific experience, qualifications, attributes or skills that led our board of directors to conclude that the nominee should serve as a director of the Company at the time we are filing this proxy statement, in light of our business and corporate strategy.

Mr. Vanlandingham, our Chairman, has been an independent director of the Company for 11 years.  He brings many years of leadership and management experience as Chairman and Chief Executive Officer of a major technology and manufacturing company to his role on the Board.  With experience in overseeing development of technology and complex equipment with attention to development schedules, production, quality, business development and budgets, he brings valuable insight to the Board as it oversees the Company’s operations and strategy.

Mr. Roy has been an independent director of the Company for over a decade.  With 30 years of investment banking experience and nine years’ experience as a principal and co-founder of a private equity business, Mr. Roy brings valuable insight to the Company in finance and accounting, capital markets, business analysis and strategy.  Mr. Roy has the financial background and skills to serve as an “audit committee financial expert.”

Mr. Sellinger has been an independent director of the Company since 2008.  He brings extensive senior management experience with a major manufacturing company to his role on the Board.  From his experience running a high volume manufacturing business with annual sales in excess of $1 billion, he provides valuable insight to the Board on operations, planning and implementation of strategy, risk management and other issues as the Company launches volume production of its products.

Mr. Sztykiel has been an independent director of the Company since 2012.  Mr. Sztykiel was the Chief Executive Officer of a manufacturer of trucks and truck components for 12 years.  In this capacity, Mr. Sztykiel has extensive senior management and marketing experience in the North American truck market. Mr. Sztykiel’s extensive management experience in a manufacturing company servicing the truck market provides valuable insight to the Board on strategy, marketing and manufacturing of the Company’s products.

No family relationship exists between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer.  There are no arrangements or understandings between any director and any other person pursuant to which any director was nominated as a director.

During the fiscal year ended March 31, 2015, the board of directors held nine meetings. Each incumbent director attended or participated in more than 80 percent of the meetings of the board of directors and Board committees on which he served during the period he was a director.  Participation at meetings was sometimes by telephone, which is authorized under Colorado law.  The Company encourages directors to attend the Annual Meeting each year.  At the last Annual Meeting of Shareholders held August 13, 2014, all members of the board of directors attended.  The independent directors serving on the board of directors periodically meet as a group without management present.  None of the directors listed above have been involved during the last ten years in any legal proceedings that are material to an evaluation of the ability or integrity of that person to serve as a director of the Company.

Board and Corporate Governance Matters

Selecting Nominees for Director

The Board has delegated to the Governance and Nominating Committee the responsibility for reviewing and recommending to the Board nominees for director.  The Governance and Nominating Committee, in evaluating director candidates, considers factors such as professional background and skills, age and business experience, personal character and values, ethical standards, diversity, existing outside commitments and planned future commitments, among other things.  However, the Governance and Nominating Committee has not established any specific minimum criteria or qualifications that a nominee must possess.

The Governance and Nominating Committee is responsible for recommending nominees for election at the Annual Meeting and for identifying one or more candidates to fill any vacancies that may occur on the Board.  The Governance and Nominating Committee may use a variety of sources to identify new candidates such as recommendations from independent directors or members of management, search firms, discussions with business associates and other persons who may know of suitable candidates to serve on the Board and shareholder recommendations.  Evaluation of candidates typically includes a review of the candidate’s qualifications by the Governance and Nominating Committee based upon the factors described above, interviews with one or more members of the committee and interviews with one or more members of the Board.  The Governance and Nominating Committee then recommends suitable candidates to the full Board who then approves or rejects the nominee.

The Governance and Nominating Committee will consider director candidates proposed by shareholders using the same evaluation criteria as for candidates recommended from other sources.  Any shareholder interested in submitting a prospective nominee for consideration by the board of directors should submit the candidate’s name and qualifications addressed to: Corporate Secretary at 4120 Specialty Place, Longmont, Colorado 80504.

Board Diversity

Our Board is comprised of accomplished professionals who represent diverse and key areas of expertise including, national and international business, operations, marketing, manufacturing, finance and investing, management, entrepreneurship, government and science, research and technology.  While we do not have a formal diversity policy with respect to director nominations, we believe that the diversity of skills, knowledge, opinions and fields of expertise represented on our Board is one of the Board’s core strengths. When identifying and selecting director nominees, the Governance and Nominating Committee considers the impact a nominee would have in terms of increasing the diversity of the Board with respect to professional experience, background, viewpoints, skills and areas of expertise together with considering diversity of race, gender and national origin of potential director candidates.  We believe that the resulting diversity of directors allows the Board to engage in honest and challenging discussions, in service of the best decisions for the Company and its shareholders. The diversity of our directors’ skills allows each director an opportunity to provide specific leadership in his respective areas of expertise.

Board Leadership Structure

We have a Board leadership structure whereby the positions of Chairman of the board of directors and Chief Executive Officer are separate.  We believe this structure provides the Board with independent leadership and oversight of management and allows the Chief Executive Officer to concentrate on the Company’s business operations.

Our board of directors is comprised of four directors, all of whom are independent directors.  All of our independent directors are highly accomplished and experienced business leaders in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes.  For additional information about the backgrounds and qualifications of our directors, see “Election of Directors” in this proxy statement.

We believe the current Board leadership structure facilitates effective communication, oversight and governance of the Company consistent with the best interests of the Company’s shareholders and other stakeholders.

Board Risk Oversight

Our Company faces a number of risks including financial, operational, reputational, credit and liquidity, governance and regulatory.  The Chief Executive Officer and Chief Financial Officer are primarily responsible for identifying, assessing and managing these risks.  The board of directors provides additional risk oversight in several ways, including:  (a) discussing internal controls and financial reporting annually through review and approval of the Company’s annual budget, including a review of potential risks that could negatively impact the proposed budget and plan; (b) performing regular reviews with management regarding the Company’s liquidity and capital requirements; and (c) engaging in periodic discussions regarding operational, asset protection and security, regulatory and other risks with our Chief Executive Officer, Chief Financial Officer, and other Company officers, as it deems appropriate.

Communications from Shareholders to the Board of Directors

The board of directors recommends that any communications from shareholders be in writing and addressed to the Board in care of the Corporate Secretary, 4120 Specialty Place, Longmont, Colorado 80504.  The name of any specific intended Board members should be noted in the communication.  The Board has instructed the Corporate Secretary to forward such correspondence only to the intended recipients; however, the Board has also authorized the Corporate Secretary, prior to forwarding any correspondence, to review the correspondence, and in his discretion, not to forward certain items if they are deemed frivolous, of inconsequential commercial value or otherwise inappropriate for Board consideration.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers, employees, consultants, representatives and agents. The Code of Ethics and Business Conduct is available on our website at www.uqm.com “Who We Are – Corporate Governance links.”  If the Company makes any substantive amendments to the Code of Ethics and Business Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Committees of the Board

Our Board has three committees - Audit, Compensation and Benefits, and Governance and Nominating.  Each of the Audit, Compensation and Benefits and Governance and Nominating committees is comprised entirely of independent directors and is led by a committee chair.  All of our independent directors are encouraged to, and do, actively participate in the development of the Company’s business strategy in collaboration with the Chief Executive Officer and in the general oversight of the Company’s operations and financial affairs.

Mr. Roy serves as the committee chair of the Audit Committee. In this role, he exercises substantial influence and judgment over the Company’s financial affairs and financial reporting. The Audit Committee has a written charter adopted by the board of directors that specifies its duties including assisting the board of directors in its general oversight of the Company’s financial reporting, internal controls and audit functions, and its direct responsibility for the appointment, retention, compensation and oversight of the independent auditors.  A copy of the Company’s Audit Committee charter is available on our website at www.uqm.com “Who We Are – Corporate Governance links”.  The Audit Committee consists of three directors, Messrs. Roy, Sellinger and Sztykiel and met five times during Fiscal Year 2015.  All members of the Audit Committee are independent directors as defined in applicable rules of the NYSE MKT and the Securities and Exchange Commission (“SEC”).  The Board has determined that Mr. Roy meets the qualifications of an “audit committee financial expert” in accordance with SEC rules.  See also “Report of the Audit Committee” below.

Mr. Sztykiel serves as the committee chair of the Governance and Nominating Committee. In this role, he exercises substantial influence and judgment over the Company’s governance policies and the identification and evaluation of candidates for our board of directors.  The Governance and Nominating Committee considers such matters as whether the size and composition of the Board is appropriate in the context of the Company’s business operations, monitors and addresses issues related to corporate governance and suggests changes when it deems appropriate and oversees the annual assessment of Board performance.  The Governance and Nominating Committee has a written charter specifying its responsibilities.  See also “Selecting Nominees for Director” above. The Governance and Nominating Committee consists of three directors, Messrs. Sellinger, Sztykiel and Vanlandingham and met once during Fiscal Year 2015.  All members of the Governance and Nominating Committee are independent directors as defined in applicable rules of the NYSE MKT and the SEC. The Governance and Nominating Committee has a written charter specifying its responsibilities which is available on our website at www.uqm.com “Who We Are – Corporate Governance links.”

Mr. Sellinger serves as the committee chair of the Compensation and Benefits Committee.  In this role, he exercises substantial influence and judgment over the Company’s compensation practices, particularly as it relates to the structure and competitiveness of the Company’s executive compensation.  The Compensation and Benefits Committee reviews the performance and compensation of the Company’s Chief Executive Officer and administers the 2012 Equity Incentive Plan, Employee Stock Purchase Plan, Non-Employee Director Stock Option Plan and Stock Bonus Plan.  The Compensation and Benefits Committee consists of three directors. Messrs. Roy, Sellinger and Vanlandingham, and met six times during Fiscal Year 2015.  All members of the Compensation and Benefits Committee are independent directors as defined in applicable rules of the NYSE MKT and the SEC.  The Compensation and Benefits Committee has a written charter specifying its responsibilities which is available on our website at www.uqm.com “Who We Are – Corporate Governance links.”

Compensation and Benefits Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2015, the members of our Compensation and Benefits Committee were not officers or employees of the Company or its subsidiaries, were not former officers or employees of the Company or its subsidiaries and did not have any relationship with the Company or its subsidiaries or any interlocking relationships with other entities requiring disclosure.

MANAGEMENT

The executive officers of the Company are:

Name	Age	Position

Joseph R. Mitchell	54	Chief Operating Officer and Interim President and Chief Executive Officer

David I. Rosenthal	60	Treasurer, Secretary and Chief Financial Officer

Adrian P. Schaffer	52	Vice President of Sales and Business Development

Josh M. Ley	40	Vice President of Engineering

On July 20, 2015, Joseph R. Mitchell was appointed our Chief Operating Officer.  In addition, on that date he was assigned to serve as our interim President and Chief Executive Officer, as our board sets out to identify a permanent President and Chief Executive Officer.  Mr. Mitchell joined the Company on June 1, 2012 and served as Senior Vice President of Operations.  From March 2012 until joining the Company, Mr. Mitchell was Director of Quality, North America, for A123 Systems, Inc. Mr. Mitchell served as Director, Operations and Quality - North American Hybrid Electric Drives for Continental Automotive from January 2008 through March 2012. From January 2007 through January 2008, Mr. Mitchell served as Director of Operations and Hybrid Drive Segment Manager for Siemens VDO. Prior to that, Mr. Mitchell held a series of manufacturing and quality positions at Ford Motor Company.

David I. Rosenthal joined the Company as Treasurer, Secretary and Chief Financial Officer on May 1, 2013.  From March 2011 until joining the Company, Mr. Rosenthal was a Financial Consultant for start-up and turnaround companies. From February 2010 until February 2011, Mr. Rosenthal was Interim President and Chief Executive Officer of Cyanotech Corporation, a publicly-traded manufacturer of nutritional supplement products.  Mr. Rosenthal served as a director of Cyanotech from August 2000 until September 2011.  From May 2008 until March 2009, Mr. Rosenthal served as Chief Financial Officer for Hickory Farms and from June 2007 until November 2007 served as Chief Financial Officer of Sanz, Inc., both portfolio companies of the private-equity firm Sun Capital Partners.

Adrian P. Schaffer joined the Company on December 1, 2011 as Vice President of Sales and Business Development.  From February 2006 until joining the Company, Mr. Schaffer served as Vice President of Sales for the Industrial, Commercial and Energy Group of Linamar Corporation, a leading supplier to the global vehicle and mobile industrial markets. Mr. Schaffer also spent thirteen years with Motorola Corporation where he held positions in sales, business development and account management in Motorola’s Telematics, Powertrain, Autobody and Heavy Vehicle Electronics Groups, including most recently as Director of Global Marketing for the global automotive group.

Josh M. Ley joined the Company in January 1994 and was appointed Vice President of Engineering on March 4, 2015.  Mr. Ley previously served as Motor Design Engineer and Manager of Motor Design Engineering for the Company.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as an executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission.  The Company is required to report in this statement any failure to file timely reports with the Securities and Exchange Commission during Fiscal Year 2015.  Based solely on its review of Form 3, Form 4 and Form 5 filings, the Company believes that all required reports were filed timely during Fiscal Year 2015.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, motivate and retain highly qualified executives, while providing performance-based incentives for the attainment of strategic business objectives, rewarding superior performance and aligning the interests of our executives with those of our shareholders.

Our management compensation program has three primary components:

Base pay	Provides an annual salary level consistent with market conditions, the individuals’ position, responsibility and contributions.

Bonus	Provides variable cash compensation based on the achievement of Company, organizational and individual performance objectives.

Long-term equity-based Incentive pay

Aligns a portion of each executive’s annual compensation to the long-term success of the Company and encourages an ownership mindset that aligns the interests of management with those of the Company’s other shareholders.

The base pay component of executive compensation is specified in employment agreements with our executive officers.  Bonus payments are performance-based payments that are payable annually in cash. Long-term equity-based incentive awards consist of shares of the Company’s common stock, stock options to acquire shares of the Company’s common stock or a combination of both.

Bonus payments and long-term incentive grants are determined by the Compensation and Benefits Committee based principally on objective criteria consisting of each executive officer’s achievement of personal and Company-wide goals.  Payments of bonus awards each fiscal year are based on a retrospective review of the prior fiscal year’s performance.  The amount of the cash bonus payment and long-term incentive grant for each executive is determined based on the Committee’s deliberations regarding attainment of individual and Company-wide goals by Company executives.  The Committee’s determination of the degree of attainment of these goals by each executive was subjective and based on the Committee’s deliberations.

The Compensation and Benefits Committee is composed of three members of our board of directors, each of which is independent as defined in applicable rules of the NYSE MKT and the SEC.  The Compensation and Benefits Committee does not delegate its authority to establish executive compensation to any other persons.  The Compensation and Benefits Committee approved the total compensation (and each of the individual elements of compensation) for Eric R. Ridenour, President and Chief Executive Officer.  The Committee also approved the compensation of the other named executive officers with input from the Chief Executive Officer.

In Fiscal Year 2015, the Compensation and Benefits Committee engaged Pay Governance LLC to provide consulting services on executive compensation, pay scales and alternative executive compensation plans.  The Compensation and Benefits Committee anticipates that it may engage a compensation consultant at an interval of every three to five years to assist it in evaluating the competitiveness of its executive compensation program.

The Compensation and Benefits Committee has also reviewed compensation data from a peer group of alternative energy companies that it believed to be in competition with the Company in the marketplace for executive talent.  While the Compensation and Benefits Committee does not set benchmark percentile targets for executive compensation, the compensation levels for the three primary elements of executive compensation are generally set to establish pay levels that are competitive with those of the identified peer group of companies.

The Compensation and Benefits Committee has reviewed all compensation policies and practices for executive officers and employees to determine if there is risk arising from such policies and practices that could reasonably have a material adverse effect on the Company. The Compensation and Benefits Committee reviews all aspects of performance in determining bonus awards and there are no specific threshold targets that increase bonuses.  In addition, the Company’s maximum bonus award in any year is limited to one-and-one half times the target bonus, and the Company has to date never exceeded a bonus payout of more than 100% of the target.  Further, bonuses awarded may be recouped pursuant to our recently adopted Clawback Policy.  Therefore, the Committee believes there is a low risk for any material adverse effect on the Company arising from compensation policies and practices.

We have entered into employment agreements with our executive officers that contain retention and severance payment provisions, including change in control severance payments, and provide a modest program of executive perquisites and personal benefits as are further described in the section “Employment Agreements” below.  The purpose of the employment agreements is to provide financial security for the executive, to aid in retention and to encourage loyalty to and long-term employment with the Company.

2014 Say-on-Pay Advisory Vote

At our 2014 Annual Meeting of the Company’s shareholders, over 72% of the Company’s shareholders approved, on an advisory basis, the compensation of our named executive officers.  Our Compensation and Benefits Committee considered the results of the advisory vote on executive compensation, and made the changes to our executive compensation program including adoption of a clawback policy.  These changes are described in greater detail below.

Adoption of Compensation Clawback Policy

On July 28, 2015, our Board of Directors adopted the UQM Technologies, Inc. Clawback Policy.  This clawback policy allows us to recoup executive incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws.   The clawback policy applies to all forms of incentive compensation previously granted to executive officers, including stock options, cash bonuses, and restricted stock, that were granted during the three years prior to any accounting restatement.

Elements of Compensation

Base Salary.  Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions in the peer group of companies, as well as the experience and performance of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation and Benefits Committee.  Base salaries are reviewed annually by the Compensation and Benefits Committee and the board of directors and may be increased, but not decreased without the consent of the executive, by the Board from time to time coincident with our annual review.

During the fiscal year ended March 31, 2015, the Compensation and Benefits Committee increased annual base salary for each executive by approximately 2.5%. Mr. Mitchell received an additional annual base salary increase of 7% because of his promotion to Senior Vice President of Operations in August 2014.  These increases consisted of cost of living and merit based adjustments.

Cash Bonus Compensation. The Compensation and Benefits Committee annually considers the award of performance-based cash bonuses to compensate executives for achieving financial, operational and strategic goals and for individual performance.  The amount of cash bonuses, if any, is established during deliberations by the Compensation and Benefits Committee using its judgment after considering the objective and subjective factors discussed above and the individual’s performance. As a result, bonuses may vary greatly from one year to the next.

The Compensation and Benefits Committee has established target cash bonus levels as a percentage of base salary for each executive officer based on the level of responsibility for each executive position and by reference to the level of target cash bonus payments by the peer group of companies. The target cash bonus levels for each of the Company’s executive officers as a percentage of each officer’s base salary is as follows:

Name of Executive Officer	Target Bonus Percentage

Eric R. Ridenour(1)	100%
David I. Rosenthal	40%
Joseph R. Mitchell(2)	30%
Adrian P. Schaffer	25%
Josh M. Ley(3)	25%

(1) Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2) Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3) Mr. Ley was appointed Vice President of Engineering on March 4, 2015.

Actual cash bonus payments may either exceed or be less than the target level based on the Compensation and Benefit Committee’s judgment as to whether individual and Company-wide goals were met, exceeded or partially-met, subject to a maximum bonus award in any year of two times the target bonus.

For Fiscal Year 2015, cash bonuses paid to executive officers as a percentage of their base salary, were as follows:

Name of Executive Officer	Bonus Percentage Paid
Eric R. Ridenour(1)	25.00%
David I. Rosenthal	6.25%
Joseph R. Mitchell(2)	7.50%
Adrian P. Schaffer	6.25%
Josh M. Ley(3)	6.25%

(1) Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2) Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3) Mr. Ley was appointed Vice President of Engineering on March 4, 2015.

The principal Company-wide goals for Fiscal Year 2015 used by the Compensation and Benefits Committee for purposes of determining bonus payments included solidifying the Company’s base revenue, maintaining and improving gross margins, securing a long-term supply contract, controlling the rate of cash outflows with cost management and efficiencies, product innovation and product quality.  In reviewing management’s performance at the end of Fiscal Year 2015 against the goals, the Compensation and Benefits Committee noted management’s success in securing a long-term supply agreement and controlling cash outflows, and its less satisfactory performance in solidifying base revenue and adding new growth opportunities.  Based on this performance, the Compensation and Benefits Committee determined that a cash bonus of 25% of the target level be awarded to the executives.

Long-Term Incentive Compensation.  The Compensation and Benefits Committee annually considers the award of long-term incentive compensation to compensate executive officers for their efforts in positioning the Company for long-term growth. The Compensation and Benefits Committee considers a number of qualitative factors in setting the long-term incentive compensation for each executive officer, including the specific goals listed above as well as each executive officer’s contribution to a variety of  other Company-wide goals such as new customer and market development activities, supply chain optimization and improvement, technology base enhancements, new product development and launch activities, enhanced investor relations and implementation of certain extraordinary transactions, among other things.

Long-term incentive compensation may be paid in the form of Company common stock or in the form of a grant of stock options or any combination of stock and stock options.  The Committee believes that equity-based compensation awards aid in the retention of the executive and serve to align the interests of the executive with those of the Company’s other shareholders. Equity-based compensation awards have a future service requirement (vesting period) of three years.

Qualitative criteria are generally used to establish goals and objectives that the Board believes add value to the Company and enhance its prospects for long-term growth and success.  The Compensation and Benefits Committee has established target levels for long-term incentive compensation for each executive officer based on the level of responsibility for each executive position and the peer group of companies. The target long-term incentive compensation level (as a percentage of each officer’s base salary) for each of the Company’s executive officers is as follows:

Name of Executive Officer	Target Long-Term Incentive Compensation

Eric R. Ridenour(1)	100%
David I. Rosenthal	65%
Joseph R. Mitchell(2)	55%
Adrian P. Schaffer	50%
Josh M. Ley(3)	50%

(1) Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2) Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3) Mr. Ley was appointed Vice President of Engineering on March 4, 2015.

The fair value of long-term incentive compensation awards granted to executive officers in early Fiscal Year 2015 for their performance against Fiscal Year 2014 goals, as a percentage of their base salary, were as follows:

Name of Executive Officer	Actual Long-Term Incentive Compensation Percentage Awarded	Stock Options # of Shares	Stock Awards # of Shares
Eric R. Ridenour(1)	55%	118,959	57,508
David I. Rosenthal	36%	40,651	19,652
Joseph R. Mitchell(2)	30%	27,278	13,187
Adrian P. Schaffer	28%	27,677	13,380
Josh M. Ley(3)	9%	7,986	-

(1) Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2) Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3) Mr. Ley was appointed Vice President of Engineering on March 4, 2015.

The Compensation and Benefits Committee evaluated the performance of the executives against the Company goals and determined that the executives be awarded long-term incentive compensation for Fiscal Year 2014 performance at fifty-five percent of the target level.

The Compensation and Benefits Committee expects to review Fiscal Year 2015 performance in the second quarter of Fiscal Year 2015 at which time it will determine whether, and at what level, to award long-term incentive compensation to the named executive officers.

Employment Agreements

Each of our executive officers have employment agreements with the Company, as described below.  The agreements provide for compensation in the form of annual base salary, which cannot be decreased during the term of the agreement without the consent of the executive, a monthly automobile allowance, the opportunity for cash bonuses, stock awards and stock options and employee benefits available to other Company employees.  The agreements also provide for potential payments upon termination without cause, termination upon a change in control, disability or death.

Tax and Accounting Considerations

All elements of our employee and executive compensation program generate charges to earnings under generally accepted accounting principles in the United States.  Our allocations of the elements of total compensation are generally not influenced by the accounting treatment of each element.  We do, however, consider the tax treatment of compensation elements as one factor in the allocation of each element.

Clawback Policy

On July 28, 2015, our board of directors adopted a clawback policy pursuant to which executive compensation will be recouped by the Company from our named executive officers if our financial statements are subsequently restated due to the our material noncompliance with any financial reporting requirement under the securities laws.  The amount to be recovered will be the excess of the executive compensation paid to the named executive officer based on the erroneous data over the executive compensation that would have been paid to the named executive officer had it been based on the restated results, as determined by the Compensation Committee.

Executive Compensation

The following tables and narrative discuss the compensation of our Chief Executive Officer, Chief Financial Officer and other highly compensated officers determined under the Securities and Exchange Commission rules for compensation earned or paid in Fiscal Years ended on March 31, 2015, 2014 and 2013.  These persons are referred to as our named executive officers.

Summary Compensation Table Fiscal Year Ended March 31, 2015

Name and						All other
Principal	Fiscal			Stock	Option	compen-
Position	year ended	Salary	Bonus(6)	awards(6)	awards(6)	sation(7)	Total
		($)	($)	($)	($)	($)	($)

Eric R. Ridenour(1)	2015	447,000	112,000	98,340	147,509	12,595	817,444
President and Chief	2014	445,625	245,850	218,000	-	13,086	922,561
Executive Officer	2013	434,625	218,000	170,000	255,000	20,144	1,097,769

David I. Rosenthal
Treasurer, Secretary	2015	240,250	15,000	33,605	50,408	14,703	353,966
And Chief Financial	2014	215,416	51,700	37,590	8,400	12,070	325,176
Officer	2013(2)	-	-	-	-	-	-

Joseph R. Mitchell(3)	2015	220,000	17,000	22,550	33,825	19,456	312,831
Vice President of	2014	204,375	38,188	50,000	-	26,804	319,367
Operations	2013(4)	166,667	35,000	10,000	32,750	88,773	333,190

Adrian P. Schaffer	2015	213,250	13,500	22,880	34,320	13,409	297,359
Vice President of Sales	2014	207,375	28,600	50,750	-	13,624	300,349
and Business Development	2013	202,625	35,375	29,700	44,550	35,765	348,015

Josh M. Ley	2015(5)	123,376	11,200	-	9,823	5,149	149,548
Vice President of	2014	-	-	-	-	-	-
Engineering	2013	-	-	-	-	-	-

(1)		Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2)		Mr. Rosenthal joined the Company as Treasurer, Secretary and Chief Financial Officer on May 1, 2013.

(3)	Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(4)

Mr. Mitchell was hired on June 1, 2012 as Vice President of Operations.  The 2013 stock option award and other compensation represent amounts paid to Mr. Mitchell as a signing bonus and were not a part of his annual performance-based compensation.

(5)	Mr. Ley was appointed Vice President of Engineering on March 4, 2015.
(6)

The amounts reported in the stock and option awards’ columns represent the aggregate grant date fair value computed pursuant to FASB ASC Topic 718 in the Company’s financial statements, not reduced by the estimated forfeiture rate.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

(7)	Amounts reported in the all other compensation column above are comprised of the following items:

All Other Compensation

					Moving,
					professional
		401(k) plan		Employer	dues,
	Fiscal	matching	Automobile	paid life	education
Name	Year ended	contributions	allowance	insurance(3)	& other	Total
		($)	($)	($)	($)	($)

Eric R. Ridenour(1)	2015	-	9,720	2,875	-	12,595
	2014	-	9,720	3,291	75	13,086
	2013	-	9,720	3,770	6,654 (4)	20,144

David I. Rosenthal	2015	2,916	9,720	2,067	-	14,703
	2014	2,152	8,910	1,008	-	12,070
	2013	-	-	-	-	-

Joseph R. Mitchell(2)	2015	7,806	9,720	1,930	-	19,456
	2014	7,627	9,720	1,509	7,948 (5)	26,804
	2013	5,757	8,100	388	74,528 (6)	88,773

Adrian P. Schaffer	2015	2,130	9,720	1,559	-	13,409
	2014	2,425	9,720	1,479	-	13,624
	2013	2,222	9,720	1,356	22,467 (7)	35,765

Josh M. Ley	2015	4,339	810	-	-	5,149
	2014	-	-	-	-	-
	2013	-	-	-	-	-

(1)	Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2)	Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3)

Premiums paid by the Company on Company-owned insurance policies to insure the salary continuation provisions contained in executive employment agreements which provide for the payment of three years annual base salary to the estate of the executive in the event of his death during the term of the employment agreement.

(4)	Includes moving expense reimbursements of $4,586 and income tax gross-ups on moving expenses of $2,068.
(5)	Includes income tax gross-ups on moving and temporary living expenses of $7,469.
(6)	Includes moving and temporary living expense reimbursements of $51,326 and income tax gross-ups on moving and temporary living expenses of $23,202.
(7)	Includes moving and temporary living expense reimbursements of $15,484 and income tax gross-ups on moving expenses of $6,983.

Grants of Plan-Based Awards During Fiscal Year Ended March 31, 2015

All other
			option		Grant
		All other	awards:		date fair
		stock	Number of	Exercise	value of
		awards:	securities	price of	stock and
	Grant	Number of	underlying	option	option
Name	date	shares of stock(3)	options(4)	awards	awards(5)
		(#)	(#)	($/Sh)	($)

Eric R. Ridenour(1)	8/19/2014	57,508	118,959	1.71	245,848

David I. Rosenthal	8/19/2014	19,652	40,651	1.71	84,012

Joseph R. Mitchell(2)	8/19/2014	13,187	27,278	1.71	56,374

Adrian P. Schaffer	8/19/2014	13,380	27,677	1.71	57,199

Josh M. Ley	8/19/2014	-	7,986	1.71	9,823

(1)		Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2)		Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3)		Represents awards granted under the UQM Technologies, Inc. Stock Bonus Plan. The fair value of the shares granted is calculated using the closing price of our common stock on the date of grant.
(4)		Represents stock option awards granted under the UQM Technologies, Inc. 2012 Equity Incentive Plan, as amended.
(5)

The grant date fair value is the amount computed under FASB ASC Topic 718. The fair value of stock options is computed utilizing the Black-Scholes-Merton pricing model.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Stock Awards

We granted stock awards under the Company’s Stock Bonus Plan.  The shares granted vest in three equal annual installments beginning on the first anniversary of the grant date.

Option Awards

We granted option awards under the Company’s 2012 Equity Incentive Plan.  The options granted vest in three equal annual installments beginning on the first anniversary of the grant date.  The options granted were incentive stock options and are exercisable for a term of ten years from the date of grant.  The exercise price of the options is equal to the closing price of our common stock on the NYSE MKT Stock Exchange on the date of grant.

Outstanding Equity Awards at March 31, 2015

	Option awards					Stock awards
	Number	Number
	of securities	of securities				Number		Market value
	underlying	underlying				of shares		of shares
	unexercised	unexercised		Option	Option	of stock		of stock
	options	options		exercise	expiration	that have		that have
Name	vested	unvested		price	date	not vested		not vested(12)
	(#)	(#)		($)		(#)		($)

Eric R. Ridenour(1)	-	118,959	(10)	1.71	8/18/2024	57,508	(11)	63,259
	-	-		n/a	n/a	69,760	(9)	76,736
	-	-		n/a	n/a	52,849	(8)	58,134
	274,193	137,097	(4)	0.89	7/11/2022	63,663	(3)	70,029
	125,000	-		2.40	6/30/2021
	130,719	-		2.21	8/31/2020

David I. Rosenthal	-	40,651	(10)	1.71	8/18/2024	19,652	(11)	21,617
	-	-		n/a	n/a	9,601	(9)	10,561
	-	-		n/a	n/a	7,273	(8)	8,000
	4,667	9,333	(6)	0.69	4/30/2018	7,333	(7)	8,067

Joseph R. Mitchell	-	27,278	(10)	1.71	8/18/2024	13,187	(11)	14,506
	-	-		n/a	n/a	16,000	(9)	17,600
	-	-		n/a	n/a	12,121	(8)	13,333
	16,129	8,064	(4)	0.89	7/11/2022	3,745	(3)	4,119
	16,667	8,333	(5)	1.03	5/31/2022

Adrian P. Schaffer	-	27,677	(10)	1.71	8/18/2024	13,380	(11)	14,718
	-	-		n/a	n/a	16,240	(9)	17,864
	-	-		n/a	n/a	12,304	(8)	13,535
	47,903	23,951	(4)	0.89	7/11/2022	11,122	(3)	12,235
	25,000	-		2.10	11/1/2021

Josh M. Ley	-	7,986	(10)	1.71	8/18/2024
	-	-		n/a	n/a	5,120	(9)	5,632
	17,957	8,978		0.89	7/11/2022
	6,250	-		2.40	6/30/2021
	5,388	-		2.63	8/12/2020
	2,803	-		4.73	11/2/2019
	5,742	-		2.18	7/22/2018
	2,093	-		3.57	8/21/2017
	8,500	-		3.84	11/29/2015

(1)	Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2)	Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.
(3)	The restricted shares were granted on July 12, 2012. All of the shares have vested.
(4)	These unexercisable options were granted on July 12, 2012. All of the options were vested as of July 12, 2015.
(5)	These unexercisable options were granted on June 1, 2012. All of the options were vested as of June 1, 2015.
(6)	These unexercisable options were granted on May 1, 2013. Two-thirds of the options have vested, an additional one-third will vest on May 1, 2016.
(7)	The restricted shares were granted on May 1, 2013. Two-thirds of the shares have vested, an additional one-third will vest on May 1, 2016.
(8)	The restricted shares were granted on July 9, 2013. Two-thirds of the shares have vested, an additional one-third of the shares will vest on July 9, 2016.

(9)	The restricted shares were granted on August 1, 2013. Two-thirds of the shares have vested, an additional one-third of the shares will vest on July 9, 2016.
(10)	These unexercisable options were granted on August 19, 2014. One-third of the options have vested, an additional one-third of the options are scheduled to vest on August 19, 2016 and August 19, 2017.
(11)	The restricted shares were granted on August 19, 2014. One-third of the shares have vested, an additional one-third of the options are scheduled to vest on August 19, 2016 and August 19, 2017.
(12)	The market value has been determined based on the closing price of Company common stock on March 31, 2015 of $1.10 per share.

Option Exercises and Stock Vested During Fiscal Year Ended March 31, 2015

	Option awards		Stock awards
	Number		Number
	of shares	Value	of shares	Value
	acquired	realized on	acquired	realized
Name	on exercise	exercise	on vesting	on vesting
	(#)	($)	(#)	($)

Eric R. Ridenour(1)	-	-	154,481	321,704

David I. Rosenthal	-	-	12,102	24,787

Joseph R. Mitchell(2)	-	-	17,805	36,257

Adrian P. Schaffer	-	-	25,393	51,881

Josh M. Ley	-	-	2,560	5,197

(1)			Mr. Ridenour’s employment with the Company ended on July 20, 2015.
(2)			Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015.

EMPLOYMENT AGREEMENTS

We have employment agreements with the executive officers described below.

Current Named Executive Officers

On July 20, 2015, the Company entered into employment agreements with Messrs. Mitchell, Rosenthal, Schaffer and Ley, which continue through June 30, 2017. The agreements for these officers contain certain severance provisions, including severance provisions arising from a change in control of the Company.

The agreements also contain a special retention bonus.  If the executive remains an employee of the Company continuously through June 30, 2017, the Company shall pay Mr. Mitchell $100,000, Mr. Rosenthal $100,000, Mr. Schaffer $75,000 and Mr. Ley $75,000.

If the executive’s employment is terminated by the Company without cause, other than upon a change in control event, the executive will be paid a lump sum equal to six month’s base salary.  If the executive’s employment is terminated (or deemed terminated) as a result of a change in control event, the executive will receive a lump sum equal to one year’s base salary, a cash bonus (equal to two times the average of the annual cash bonus paid for the preceding three fiscal years), and the retention bonus.

In the event of a change in control and, within the following twelve months, the termination without cause of the executive’s employment, he will receive a lump sum severance payment equal to two times the sum of (a) the amount otherwise payable under the agreement for upon a termination for cause, (b) the average annual cash bonus paid to him for the preceding three fiscal years, and (c) the retention bonus.  In addition, all stock options and bonus stock awards held by the executive shall become immediately vested.  For purposes of the agreements, a change in control generally means any merger, reorganization, sale of substantially all Company assets, liquidation, a change in the composition of the Company’s board of directors as defined in the employment agreement and any other transaction that the board of directors determines by resolution to be a corporate transaction.

Mr. Ridenour

Mr. Ridenour’s employment agreement was terminated on July 20, 2015, the last day of his employment with the Company.  Pursuant to the terms of his agreement, upon termination of his employment without cause, Mr. Ridenour was entitled to receive a lump sum payment equal to one year’s salary and accelerated vesting of all unvested stock options and other equity awards.

Health and Life Insurance and Other Benefits

The executive employment agreements provide that upon termination without cause, change in control or because of disability, the Company will pay two-thirds of the cost of COBRA premiums for the executive and any covered dependents for a period of six months or, if earlier, until the executive is employed by another employer.  Each executive of the Company also receives a monthly automobile allowance.

All of the employment agreements provide that the Company shall maintain at its expense, life insurance coverage on the executive payable to the executive’s designees in an amount equal to three times the annual salary payable to the executive.

Other Provisions

The employment agreements have customary confidentiality obligations.  The employment agreements further provide that the executive, for a period of one year after the term of his respective employment agreement, will not become affiliated with any person, firm or corporation whose business is similar to or in competition with the Company and for a period of one year after termination of the executive’s employment agreement, to not induce or attempt to induce any employee of the Company to leave the employ of the Company; nor will the executive induce or attempt to induce any customer, supplier or licensee to cease doing business with the Company.

PAYMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our current executive employment agreements provide compensation to Messrs. Mitchell, Rosenthal, Schaffer and Ley in the event of a termination of employment or a change in control.  Mr. Ridenour’s agreement, which was terminated on July 20, 2015, had similar provisions as well as payment upon voluntary termination by Mr. Ridenour.  The tables below show the potential payments or benefits upon a termination or change in control for each of the Company’s executive officers assuming the triggering event took place on March 31, 2015.  The closing price per share of our common stock on the last trading day prior to March 31, 2015 was $1.10.  Actual amounts can only be determined at the date of the triggering event.  The amount of acceleration of unvested equity awards represents the intrinsic value of in-the-money non-vested stock options and non-vested stock awards as of March 31, 2015 that would vest upon termination or change in control.

			Life
			insurance
		Termination	proceeds	Termination
	Termination	by us	upon	due to a
	by us for	without	termination	change in
	cause	cause	by death	control
	($)	($)	($)	($)

Eric R. Ridenour(1):
Base Salary/Severance	-	447,000	1,341,000	1,429,900
Acceleration of unvested
equity awards	-	296,948	155,168	296,948

Total	-	743,948	1,496,168	1,726,848

David I. Rosenthal:

Base Salary/Severance	-	120,500	723,000	292,700
Acceleration of unvested
equity awards	-	-	14,861	52,072

Total	-	120,500	737,861	344,772

Joseph R. Mitchell:

Base Salary/Severance	-	112,500	675,000	273,792
Acceleration of unvested
equity awards	-	-	17,510	51,835

Total	-	112,500	692,510	325,627

Adrian P. Schaffer:

Base Salary/Severance	-	107,000	642,000	269,850
Acceleration of unvested
equity awards	-	-	23,812	63,381

Total	-	107,000	665,812	333,231

Josh M. Ley:

Base Salary/Severance	-	-	-	-
Acceleration of unvested
equity awards	-	-	2,112	7,517

Total	-	-	2,112	7,517

(1)

Mr. Ridenour’s employment with the Company ended on July 20, 2015.  As his employment was terminated without cause, he is entitled to a cash payment of one year’s salary and accelerated vesting of all unvested equity awards.

DIRECTOR COMPENSATION

In 2009, the Compensation and Benefits Committee retained the consulting firm Towers Watson to assist it in establishing appropriate compensation for the Company’s directors.  Towers Watson evaluated the board compensation practices of the peer group of alternative energy companies listed under “Compensation Philosophy and Objectives” above in Fiscal Year 2011 which the consulting firm selected based on its belief that the listed companies competed with the Company in the marketplace for executive talent.  After considering the recommendations of the compensation consultant, the board of directors adopted a director compensation policy consisting of an annual cash retainer and equity-based compensation that it believes appropriately aligns the interests of directors with those of the Company’s shareholders.

For Fiscal Year 2015, directors of the Company who are not employees may elect to receive an annual retainer of $35,000 in cash or the grant of options with an exercise period of ten years to acquire that number of shares of the Company’s common stock that is equivalent to $35,000 as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant or a combination of cash and options that together have a fair value of $35,000.  Options granted under the plan vest immediately. In addition, the Chairman of the Board of Directors receives an additional annual cash retainer of $9,000 and the Chairman of the Compensation and Benefits Committee, the Chairman of the Audit Committee and the Chairman of the Governance and Nominating Committee each receive an additional annual cash retainer of $5,000 each.

Non-employee directors also receive each year shares with a fair value of $14,000 on the date of grant, except for the Chairman of the Board who receives shares with a fair value of $17,000 on the date of grant.  These shares vest immediately.  In addition, each non-employee director receives a stock option for that number of shares of the Company’s common stock that is equivalent to $21,000, or $26,000 in the case of the Chairman of the Board, as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant.  Options granted under this component of director compensation vest immediately. In Fiscal Year 2015, the directors received shares equal to 55% of the dollar values noted above.

In addition, each non-employee director upon his initial election to the Board is awarded 2,000 shares of the Company’s common stock at a purchase price of $0.01 per share.  Directors who are employees of the Company are not entitled to additional compensation for their service as directors.  Accordingly, Mr. Ridenour did not receive additional compensation for his service as a director prior to his resignation on July 24, 2015.

The following table sets forth information concerning remuneration paid to directors of the Company during Fiscal Year 2015:

Non-Employee Director Compensation Fiscal Year Ended March 31, 2015

	Fees earned
	or paid in	Stock	Option	All other
Name	cash	awards (1)	awards (1)	compensation	Total
	($)	($)	($)	($)	($)

Donald W. Vanlandingham	43,667	9,350	14,300	-	67,317

Stephen J. Roy	40,000	7,700	11,550	-	59,250

Joseph P. Sellinger	39,583	7,700	11,550	-	58,833

John E. Sztykiel	40,000	7,700	11,550	-	59,250

(1)

The amount reported is the aggregate grant date fair value computed under FASB ASC Topic 718.  The fair value of stock options is computed utilizing the Black-Scholes-Merton pricing model.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2015. Stock and option awards vest in full on the date of grant.

The table below shows the aggregate number of shares of common stock granted under the Stock Bonus Plan held by each non-employee director as of March 31, 2015:

Number of
Name	common shares

Donald W. Vanlandingham	53,910

Stephen J. Roy	52,945

Joseph P. Sellinger	48,588

John E. Sztykiel	24,316

The table below shows the aggregate number of options held by each non-employee director as of March 31, 2015:

		Number of	Option	Option
		options	exercise	expiration
Name	Grant date	outstanding	price	date

Donald W. Vanlandingham	8/19/2014	13,240	$ 1.71	8/18/2024
	8/7/2013	14,383	$ 1.19	8/6/2023
	8/8/2012	77,778	$ 0.79	8/7/2015
	8/3/2011	58,095	$ 2.04	8/2/2018
	8/13/2010	48,413	$ 2.63	8/12/2016
		211,909

Stephen J. Roy	8/19/2014	10,694	$ 1.71	8/18/2024
	8/7/2013	14,383	$ 1.19	8/6/2023
	8/8/2012	51,220	$ 0.79	8/7/2019
	8/13/2010	14,789	$ 2.63	8/12/2018
		91,086

Joseph P. Sellinger	8/19/2014	10,694	$ 1.71	8/18/2024
	8/7/2013	14,383	$ 1.19	8/6/2023
	8/8/2012	56,757	$ 0.79	8/7/2017
	8/3/2011	17,073	$ 2.04	8/2/2021
	8/13/2010	17,500	$ 2.63	8/12/2015
	11/3/2009	12,111	$ 4.73	11/2/2019
		128,518

John E. Sztykiel	8/19/2014	10,694	$ 1.71	8/18/2024
	8/7/2013	14,383	$ 1.19	8/6/2023
	11/1/2012	36,741	$ 0.88	10/31/2017
		61,818

The board of directors determines the total amount of the annual retainer, bonus share award and stock option award payable to non-employee members of the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the ownership of the Company’s $0.01 par value common stock by (i) beneficial owners of five percent or more of the Company’s common stock, (ii) each director, (iii) each of our named executive officers (including Mr. Ridenour who was a named executive officer during our most recently completed fiscal year) and (iv) all directors and named executive officers as a group, as of July 29, 2015.  Unless otherwise noted, each shareholder’s address is the address of the Company and exercises sole voting and investment power with respect to the shares beneficially owned.

	Shares Owned
Name of Beneficial Owner	Number of Common Shares	Percent of Class (1)
GDC Green Dolphin, LLC, 1 N. Wacker Drive, Suite 2500, Chicago, Illinois 60606	3,148,523	7.48%
Eric R. Ridenour(2)	1,247,426	2.97%
David I. Rosenthal	69,344	0.16%
Joseph R. Mitchell	111,861	0.27%
Adrian P. Schaffer	179,857	0.43%
Josh M. Ley	77,120	0.18%
Donald W. Vanlandingham	287,819	0.68%
Stephen J. Roy	149,031	0.35%
Joseph P. Sellinger	177,106	0.42%
John E. Sztykiel	86,134	0.20%
Director and Named Executive Officers as a Group (nine persons)	2,385,697	5.67%

(1) Calculated separately for each holder on the basis of the actual number of outstanding shares as of July 31, 2015.  Assumes that shares issuable upon exercise of options and warrants held by such person (but not by anyone else) and exercisable within 60 days have been issued as of such date.

(2) Mr. Ridenour served as a named executive officer during our fiscal year ended March 31, 2015, but is no longer a director or named executive officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has entered into indemnification agreements with all members of the board of directors and with all of its officers. These agreements require that the Company to indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Colorado law and the Company’s Bylaws.

The Company does not have a written policy regarding the identification, review, consideration and approval or ratification of “related person’s transactions.”  The Audit Committee approves any transaction between the Company and a related person.  A related person is any executive officer, director, or more than five percent shareholder of the Company’s stock, including any of their immediate family members, and any entity owned or controlled by such persons.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table represents aggregate fees billed to the Company by Grant Thornton LLP for the fiscal years ended March 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$ 170,000	$ 164,500
Audit - Related Fees (2)	$ 28,350	$ 29,250
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

(1)Audit Fees consist of fees for professional services rendered for the audit of our annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports on Form 10-Q and professional services rendered related to comfort letter procedures for stock offering and providing consent to include the Auditor’s opinion in registration statements.

(2)Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in Audit Fees and for a compliance audit required under the Company’s Grant with the U.S. Department of Energy.

All fees described above incurred in connection with services performed by Grant Thornton LLP were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor, Grant Thornton LLP (subject to de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit). The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Disagreements with Auditors

There have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-K filed on May 28, 2015:

(b) Exhibits

Exhibit Number	Description of Exhibit

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 30th day of July, 2015.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date
/s/ DONALD W. VANLANDINGHAM Donald W. Vanlandingham	Chairman of the Board of Directors	July 30, 2015
/s/JOSEPH R. MITCHELL Joseph R. Mitchell	Chief Operating Officer, Interim President and Chief Executive Officer (Principal Executive Officer)	July 30, 2015
/s/DAVID I. ROSENTHAL David I. Rosenthal	Treasurer and Secretary (Principal Financial and Accounting Officer)	July 30, 2015
/s/STEPHEN J. ROY Stephen J. Roy	Director	July 29, 2015
s/JOSEPH P. SELLINGER Joseph P. Sellinger	Director	July 29, 2015
/s/JOHN E. SZTYKIEL John E. Sztykiel	Director	July 30, 2015