Form 10-Q
period 2015-09-30
UQM TECHNOLOGIES INC
filed 2015-11-10
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes         No   X    .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at November 9,  2015 was 48,437,814.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30, 2015	March 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,018,487	$6,585,703
Accounts receivable	679,149	522,417
Other receivable	-	855,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	29,917	49,917
Inventories	9,009,900	9,354,053
Prepaid expenses and other current assets	315,557	266,448
Total current assets	14,053,010	17,633,538

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,092,063	7,037,200
	13,291,694	13,236,831
Less accumulated depreciation	(6,897,315)	(6,410,242)
Net property and equipment	6,394,379	6,826,589

Patent costs, net of accumulated amortization of $901,349 and $895,227, respectively	242,549	239,043

Trademark costs, net of accumulated amortization of $75,078 and $73,018, respectively	100,763	102,823
Total assets	$20,790,701	$24,801,993

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	September 30, 2015	March 31, 2015
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$594,575	$398,568
Other current liabilities	1,830,599	1,544,971
Billings in excess of costs and estimated earnings on
uncompleted contracts	44,792	84,444
Total current liabilities	2,469,966	2,027,983

Other long-term liabilities	205,556	445,024

Total liabilities	2,675,522	2,473,007

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 shares
authorized; 40,301,862 and 39,999,984 shares
issued and outstanding, respectively	403,019	400,000
Additional paid-in capital	122,282,533	121,866,061
Accumulated deficit	(104,570,373)	(99,937,075)
Total stockholders’ equity	18,115,179	22,328,986

Total liabilities and stockholders’ equity	$20,790,701	$24,801,993

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$1,618,666	$846,283	$2,249,332	$1,669,315
Contract services	116,144	270,496	226,007	467,012
	1,734,810	1,116,779	2,475,339	2,136,327
Operating costs and expenses:
Costs of product sales	1,289,315	489,281	1,866,761	953,309
Costs of contract services	96,029	227,867	160,827	376,101
Research and development	912,395	92,801	2,000,875	177,205
Production engineering	-	1,065,810	-	2,293,001
Reimbursement of costs under DOE grant	-	(539,329)	-	(1,255,343)
Selling, general and administrative	1,855,214	1,771,713	3,100,588	2,900,244
	4,152,953	3,108,143	7,129,051	5,444,517

Loss before other income	(2,418,143)	(1,991,364)	(4,653,712)	(3,308,190)

Other income:
Interest income	125	400	3,497	7,189
Other	8,971	250	16,917	250
	9,096	650	20,414	7,439

Net loss	$(2,409,047)	$(1,990,714)	$(4,633,298)	$(3,300,751)

Net loss per common share - basic and
diluted	$(0.06)	$(0.05)	$(0.12)	$(0.08)
Weighted average number of shares of common
stock outstanding - basic and diluted	40,235,636	39,974,078	40,142,682	39,881,930

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,633,298)	$(3,300,751)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	497,697	525,287
Non-cash equity based compensation	488,957	396,579
Change in operating assets and liabilities:
Accounts receivable	(156,732)	(112,441)
Other receivable	855,000	-
Costs and estimated earnings on uncompleted contracts	20,000	302,476
Inventories	344,153	304,172
Prepaid expenses and other current assets	(49,109)	(187,295)
Accounts payable and other current liabilities	481,635	(13,937)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(39,652)	28,087
Other long-term liabilities	(239,468)	50,371
Net cash used in operating activities	(2,430,817)	(2,007,452)

Cash flows from investing activities:
Increase in short-term investments	-	(294)
Acquisition of property and equipment	(57,305)	(167,650)
Property and equipment reimbursements received from DOE under
grant	-	141,678
Cash paid for patent and trademark fees	(9,628)	(20,762)
Net cash used in investing activities	(66,933)	(47,028)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	23,125	22,055
Cash received for exercise of employee options	-	4,497
Cash paid for retirement of vested shares	(92,591)	(171,740)
Net cash used in financing activities	(69,466)	(145,188)

Decrease in cash and cash equivalents	(2,567,216)	(2,199,668)
Cash and cash equivalents at beginning of quarter	6,585,703	10,247,112
Cash and cash equivalents at end of quarter	$4,018,487	$8,047,444

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

(3)  Contracts in Process

At September 30, 2015 and March 31, 2015, the estimated period to complete contracts in process ranged from one to seven months and one to thirteen months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	September 30, 2015	March 31, 2015
Costs incurred on uncompleted contracts	$2,485,226	$2,327,816
Estimated earnings	717,369	626,075
	3,202,595	2,953,891
Less billings to date	(3,217,470)	(2,988,418)

Contracts in process	$(14,875)	$(34,527)

Included in the accompanying consolidated condensed balance sheets as follows:

Costs and estimated earnings in excess of billings
on uncompleted contracts	$29,917	$49,917
Billings in excess of costs and estimated earnings
on uncompleted contracts	(44,792)	(84,444)
Contracts in process	$(14,875)	$(34,527)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)  Inventories

Inventories at September 30, 2015 and March 31, 2015 consisted of:

	September 30, 2015	March 31, 2015
Raw materials	$7,017,650	$7,261,568
Work-in-process	84,592	25,842
Finished products	1,907,658	2,066,643
	$9,009,900	$9,354,053

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate. We concluded that there were no impairments for obsolete inventory during the six month periods ended September 30, 2015 and 2014, and we had no reserve for obsolete inventory as of September 30, 2015 or March 31, 2015.

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

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in the second quarter and first six months of fiscal year 2016 compared to the same periods last year, and we expect those resources to continue to be deployed on research and development activities and business development activities in the future.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(6)   Other Current Liabilities

Other current liabilities at September 30, 2015 and March 31, 2015 consist of:

	September 30, 2015	March 31, 2015
Accrued payroll and employee benefits	$407,276	$183,245
Accrued personal property and real estate taxes	187,397	208,162
Accrued warranty costs	217,297	184,920
Unearned revenue	87,160	37,000
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	774,974	774,974
Other	21,059	21,234
	$1,830,599	$1,544,971

(7)   Stock-Based Compensation

 Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters and six months ended September 30, 2015 and 2014 and the classification of these expenses:

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Costs of contract services	$981	$6,472	$1,726	$8,204
Costs of product sales	4,557	6,372	10,176	13,284
Research and development	8,434	908	22,715	3,154
Production engineering	-	19,841	-	53,385
Selling, general and administrative	335,697	196,328	454,340	318,552
	$349,669	$229,921	$488,957	$396,579

Stock Option Plans Activity

Additional information with respect to stock option activity during the six months ended September 30, 2015 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2015	2,969,075	$1.79	5.5 years	$311,101
Granted	424,713	$0.66
Exercised	-	$-		$-
Forfeited	(273,946)	$1.55

Outstanding at September 30, 2015	3,119,842	$1.66	6.0 years	$-

Exercisable at September 30, 2015	2,548,651	$1.80	5.2 years	$-

Vested and expected to vest at September 30, 2015	3,092,734	$1.67	5.9 years	$-

As of September 30, 2015, there was $293,873 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

recognized over a weighted-average period of thirty-two months.  The total fair value of stock options that vested during the quarter and six months ended September 30, 2015 $308,951 and $316,641, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of September 30, 2015 and 2014 and changes during the six months ended September 30, 2015 and 2014 are presented below:

	Six Months Ended September 30, 2015		Six Months Ended September 30, 2014
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	432,039	$1.26	640,979	$1.17
Granted	23,600	$0.66	136,144	$1.71
Vested	(361,237)	$1.22	(288,051)	$1.28
Forfeited	-	$-	-	$-
Non-vested at September 30	94,402	$1.35	489,072	$1.25

As of September 30, 2015, there was $108,566 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at September 30, 2015 is expected to be recognized over a weighted-average period of fifteen months.

Stock Purchase Plan Activity

During the six months ended September 30, 2015 and 2014, we issued 34,508 and 12,052 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the six months ended September 30, 2015 and 2014 was $23,125 and $22,055, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8) Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarter and six month period ended September 30, 2015 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2015	39,999,984	$400,000	$121,866,061	$(99,937,075)	$22,328,986

Issuance of common stock under
employee stock purchase plan	34,508	345	22,780	-	23,125
Issuance of common stock under
stock bonus plan	19,478	195	(195)	-	-
Retirement of vested shares	(1,368)	(14)	(1,394)	-	(1,408)
Compensation expense from
employee and director stock
option and common stock grants	-	-	139,288	-	139,288
Net loss	-	-	-	(2,224,251)	(2,224,251)
Balances at June 30, 2015	40,052,602	$400,526	$122,026,540	$(102,161,326)	$20,265,740

Issuance of common stock under
stock bonus plan	357,569	3,576	12,000	-	15,576
Retirement of vested shares	(108,309)	(1,083)	(90,100)	-	(91,183)
Compensation expense from
employee and director stock
option and common stock grants	-	-	334,093	-	334,093
Net loss	-	-	-	(2,409,047)	(2,409,047)
Balances at September 30, 2015	40,301,862	$403,019	$122,282,533	$(104,570,373)	$18,115,179

In February 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Warrants to acquire 1,489,733 shares of our common stock were outstanding at both September 30, 2015 and March 31, 2015.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9) Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters and six month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,				Six Months Ended September 30,
	2015		2014		2015		2014
Customer A	$495,536	29%	$14,453	1%	$696,693	28%	$14,453	1%
Customer B	$305,870	18%	$24,155	2%	$427,552	17%	$118,629	6%
Customer C	$197,654	11%	$-	-%	$197,654	8%	$-	-%
Customer D	$174,200	10%	$108,158	10%	$174,565	7%	$163,361	8%
Customer E	$148,803	9%	$207,031	19%	$299,118	12%	$361,474	17%

The following table summarizes accounts receivable from significant customers as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Customer A	38%	-%
Customer B	16%	11%
Customer C	-%	-%
Customer D	12%	2%
Customer E	14%	24%

(10)  Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of September 30, 2015 and 2014, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2015, the Company’s tax years for 2011 to 2014 are subject to examination by the tax authorities. As of December 15, 2015, the Company will no longer be subject to U.S. federal or state examination by tax authorities for years before 2012.

(11) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and six month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(2,409,047)	$(1,990,714)	$(4,633,298)	$(3,300,751)
Denominator for basic and diluted net loss per common
share:
Weighted average number of shares of common
stock outstanding - basic and diluted	40,235,636	39,974,078	40,142,682	39,881,930

Net loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.08)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2015	2014

Non-vested stock bonus plan shares	94,402	489,072
Stock options outstanding	3,149,381	3,400,734
Warrants to purchase common stock	1,489,733	1,489,733

(12) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its four officers that expire on June 30, 2017. The aggregate future base salary payable to the executive officers over their remaining terms is $1,572,638.  The new employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements. These retention payments are being recorded over required service period and as a result, we have recorded a liability of $38,889 as of September 30, 2015. As of March 31, 2015 we had a liability of $268,357 representing the potential future compensation payable under the retirement and voluntary termination provisions of the previous employment agreements of the Company’s officers. These retirement and severance provisions were eliminated from the employment agreements when they were renewed.

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

(14) Subsequent Events

On October 20, 2015, the Company entered into a ten-year supply agreement (“ITL Agreement”) with China-based ITL Efficiency Corporation (“ITL”), a subsidiary of Eastlake New Energy (“Eastlake”). Production is expected to begin in early calendar year 2017 following development, test and certification programs during calendar year 2016. The Company has received the first purchase order under the ITL Agreement for the initial 3,000 units which are expected to ship in 2017.

In October, 2015, we completed an offering consisting of 8,000,000 shares of our common stock, and common stock purchase warrants to purchase 4,000,000 shares of our common stock. The warrants have an exercise price of $1.31 per whole share of common stock and are exercisable for a period beginning April 30, 2016 through October 30, 2020. Cash proceeds, net of offering costs, were approximately  $5.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the amount of revenue that could potentially be generated over the term of the ITL Agreement, the timing and success of completing necessary test and certification processes for ITL to order our products, the number of units ordered by ITL under the ITL Agreement, the success of ITL in introducing its electric drive systems (including our products) into the vehicles produced by itself and its affiliates, and the continued growth of the electric-powered vehicle industry in the Chinese market, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

During the second quarter this fiscal year, we announced additional orders from numerous customers including Ballard Power Systems, Zenith Motors and Electric Vehicles International, and we experienced an increase in demand for our systems during the second quarter this year leading to product sales revenue for the quarter of $1.6 million, representing a 91 percent increase over the same quarter last year.

On October 20, 2015, the Company entered into a ten-year supply agreement (“ITL Agreement”) with China-based ITL Efficiency Corporation (“ITL”), a subsidiary of Eastlake New Energy (“Eastlake”). Over the term of the ITL Agreement, revenues could exceed $400 million based on projected volume shipments.  Production is expected to begin in early calendar year 2017 following development, test and certification programs during calendar year 2016. The Company has received the first purchase order under the ITL Agreement for the initial 3,000 units which are expected to ship in calendar year 2017. Initially, the PowerPhase Pro® 135 electric propulsion system will be sold to address the 6-8 meter shuttle bus market in China, with larger delivery truck and transit bus applications slated to begin in early 2017 with the PowerPhase HD® 250 system.

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

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in the first half of fiscal year 2016 compared to the same period last year, and we expect those resources to continue to be deployed on research and development activities and business development activities in the future.

In October, 2015, we completed an offering consisting of 8,000,000 shares of our common stock, and common stock purchase warrants to purchase 4,000,000 shares of our common stock. The warrants have an exercise price of $1.31 per whole share of common stock and are exercisable for a period beginning April 30, 2016 through October 30, 2020. Cash proceeds, net of offering costs, were approximately  $5.8 million.

The funding from the DOE grant brought us to a position of strength with regards to product validation and manufacturing capabilities.  This, in addition to the ITL Agreement and other business development activities in place and the cash reserves we have to fund the operations for at least the next twelve months, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents at September 30, 2015 were $4,018,487 and working capital was $11,583,044, compared with $6,585,703 and $15,605,555, respectively, at March 31, 2015.  The decrease in cash and working capital is primarily attributable to operating losses.

Accounts receivable increased $156,732 to $679,149 at September 30, 2015 from $522,417 at March 31, 2015.  The increase is primarily due to increased levels of product sales in the second quarter this fiscal year versus the fourth quarter last fiscal year.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of September 30, 2015 and March 31, 2015, we had no allowance for bad debts.

Other receivable decreased to zero at September 30, 2015 from $855,000 at March 31, 2015 resulting from insurance proceeds received under a key-man life insurance policy.

Costs and estimated earnings on uncompleted contracts was  $29,917 at September 30, 2015 versus $49,917 at March 31, 2015. The decrease was due to timing of billings on certain contracts in process at September 30, 2015 versus March 31, 2015.

Inventories decreased $344,153 to $9,009,900 at September 30, 2015 reflecting shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets increased to $315,557 at September 30, 2015 from $266,448 at March 31, 2015 primarily due to prepayments on commercial insurance policies.

We invested $10,555 and $57,305 for the acquisition of property and equipment during the quarter and six month period ended September 30, 2015 compared to $122,192 and $167,650 during the comparable quarter and six month period last fiscal year. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future. As a result we had a decreased level of capital expenditures in the first half this fiscal year versus the comparable period last fiscal year. There were no cash reimbursements for capital assets under the DOE Grant during the quarter and six month period ended September 30, 2015. Cash reimbursements for capital assets under the DOE Grant for the quarter and six month period ended September 30, 2014 were $18,208 and $141,678, respectively.

Patent costs increased $3,506 due to new patent costs partially offset by amortization. Trademark costs decreased $2,060 due to amortization.

Accounts payable increased $196,007 to $594,575 at September 30, 2015 from $398,568 at March 31, 2015, primarily due to the timing of vendor payments.

Other current liabilities increased to $1,830,599 at September 30, 2015 from $1,544,971 at March 31, 2015. The increase is primarily attributable to higher levels of accrued payroll and benefits for a severance obligation associated with the departure of a former officer of the Company.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to $44,792 at September 30, 2015 versus $84,444 at March 31, 2015.  The decrease is due to timing of billings on certain contracts in process at September 30, 2015 versus March 31, 2015.

Common stock and additional paid-in capital were $403,019 and $122,282,533, respectively, at September 30, 2015 compared to $400,000 and $121,866,061 at March 31, 2015. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended September 30, 2015

Revenue

Product sales revenue for the current quarter increased to $1,618,666 versus $846,283 for the comparable quarter last fiscal year, reflecting increased shipments of fuel cell compressors, PowerPhase HD® and PowerPhase Pro® propulsion systems.

Revenue from contract services decreased to $116,144 at September 30, 2015  versus $270,496 for the comparable quarter last year. The decrease is primarily due to decreased levels of customer funded research activities, which vary from quarter to quarter.

Gross Profit Margin

Gross profit margins for the quarter ended September 30, 2015 decreased to 20.1 percent compared to 35.8 percent for the quarter ended September 30, 2014. Gross profit margin on product sales for the second quarter this year decreased to 20.3 percent compared to 42.2 percent for the second quarter last year primarily due to a change in overhead absorption resulting from the termination of our DOE Grant. Gross profit margin on contract services increased to 17.3 percent for the second quarter this fiscal year compared to 15.8 percent for the quarter ended September 30, 2014,  resulting from a change in the mix of contracts in process during the quarter ended September 30, 2015 versus the comparable quarter last year.

Costs and Expenses

Research and development expenditures for the quarter ended September 30, 2015 increased to $912,395 compared to $92,801 for the quarter ended September 30, 2014.  Coincident with the contractual end of the DOE Grant on January 12, 2015, we launched and re-deployed resources to several new internally funded projects aimed at developing and significantly improving our product portfolio. This reallocation of expenses from production engineering to research and development led to the significant increase in research and development expenditures for the second quarter this fiscal year.

Production engineering costs were zero for the second quarter versus $1,065,810 for the second quarter last fiscal year.  With the expiration of the Grant, we re-deployed resources from production engineering activities to several new internally funded research and development activities.

Reimbursement of product qualification and testing costs under the DOE Grant was zero for the quarter ended September 30, 2015 versus $539,329 for the comparable quarter last fiscal year. The reduction is attributable to the contractual expiration of the Grant.

Selling, general and administrative expense for the quarter ended September 30, 2015 was $1,855,214 compared to $1,771,713 for the same quarter last year. The increase is primarily attributable to higher legal and business development expenses during the current quarter.

Net Loss

As a result, net loss for the quarter ended September 30, 2015 was $2,409,047, or $0.06 per common share, compared to a net loss of $1,990,714, or $0.05 per common share, for the comparable quarter last year.

Six Months Ended September 30, 2015

Revenue

Product sales for the six month period ended September 30, 2015 increased to $2,249,332 compared to $1,669,315 for the comparable period last year, reflecting increased shipments of fuel cell compressors, PowerPhase HD® and PowerPhase Pro® propulsion systems.

Revenue from contract services decreased to $226,007 for the six month period ended September 30, 2015 versus $467,012 for the comparable period last year. The decrease is primarily due to decreased levels of customer funded research activities, which vary from period to period.

Gross Profit Margin

Gross profit margins for the six month period ended September 30, 2015 decreased to 18.1 percent compared to 37.8 percent for the comparable six month period last fiscal year. Gross profit margin on product sales for the six month period ended September 30, 2015 decreased to 17.0 percent compared to 42.9 percent for the comparable period last year. The decrease is primarily due to a change in overhead absorption resulting from the termination of our DOE Grant. Gross profit margin on contract services increased for the six month period to 28.8 percent versus 19.5 percent for the comparable six month period last fiscal year resulting from a change in mix of contracts in process versus the prior comparable period.

Costs and Expenses

Research and development expenditures for the six month period ended September 30, 2015 increased to $2,000,875 compared to $177,205 for the same period last year. Coincident with the contractual end of the DOE Grant on January 12, 2015, we launched and re-deployed resources to several new internally funded projects aimed at developing and significantly improving our product portfolio. This reallocation of expenses from production engineering to research and development led to the significant increase in research and development expenditures for the second quarter this fiscal year.

Production engineering costs were zero for the first half this year versus $2,293,001 for the first half last fiscal year.  With the expiration of the Grant, we re-deployed resources from production engineering activities to several new internally funded research and development activities.

Reimbursement of product qualification and testing costs under the DOE Grant was zero for the six month period ended September 30, 2015 versus $1,255,343 for the comparable period last fiscal year. The reduction is attributable to the contractual expiration of the Grant.

Selling, general and administrative expense for the six month period ended September 30, 2015 was $3,100,588 compared to $2,900,244 for the same period last year. The increase is primarily attributable to an increase in legal and business development expenses during the current period.

Net Loss

As a result, net loss for the six month period ended September 30, 2015 was $4,633,298, or $0.12 per common share, compared to a net loss of $3,300,751, or $0.08 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended September 30, 2015 were adequate to meet operating needs.  At September 30, 2015, we had working capital of $11,583,044 compared to $15,605,555 at March 31, 2015.

For the six month period ended September 30, 2015, net cash used in operating activities was $2,430,817 compared to net cash used in operating activities of $2,007,452 for the comparable period last fiscal year. The increase in cash used for the first half of this fiscal year is primarily attributable to increased net losses, partially offset by decreased levels of inventory and by the collection of the key-man life insurance receivable of $855,000.

Net cash used in investing activities for the first half of this fiscal year was $66,933 compared to net cash used in investing activities of $47,028 for the comparable six month period last fiscal year. The decrease for the six months ended September 30, 2015 was primarily due to no DOE reimbursements for property and equipment purchases due to the expiration of the Grant, partially offset by a reduction in expenditures for the acquisition of property and equipment.

Net cash used in financing activities for the first half this fiscal year was $69,466 compared to net cash used in financing activities of $145,188 for the comparable period last fiscal year. The decrease in cash used was primarily attributable to an decrease in cash paid for retirement of vested shares during the first half of this fiscal year.

We expect to fund our operations over the next year from existing cash and cash equivalent balances and the reduction of inventories. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. In October, 2015, we completed a registered offering consisting of 8,000,000 shares of our common stock, and common stock purchase warrants to purchase 4,000,000 shares of our common stock. Cash proceeds, net of offering costs, were approximately $5.8 million.  Based on our current level of operations, we believe we have sufficient cash and cash equivalents with the completion of the offering to fund our operations for at least the next twelve months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2015:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$276,114	276,114	-	-	-
Executive employment agreements (1)	38,889	-	38,889	-	-
Total	$315,003	276,114	38,889	-	-

(1)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements.  This is reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the six months ended September 30, 2015.

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

As of September 30, 2015, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual  Report on Form 10-K for the fiscal year ended March 31, 2015:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Six Months Ended	Fiscal Year Ended March 31,
	September 30, 2015	2015	2014	2013

Net loss	$4,633,298	$5,988,530	$2,773,244	$10,688,312

As of September 30, 2015 and March 31, 2015 we had accumulated deficits of $104,570,373 and $99,937,075, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended September 30, 2015 was $2,409,047 versus a net loss for the comparable quarter last fiscal year of $1,990,714.  Our net loss for the fiscal year ended March 31, 2015 was $5,988,530 versus a net loss for the fiscal years ended March 31, 2014 and 2013 of $2,773,244 and $10,688,312 respectively. At September 30, 2015, our cash and cash equivalents totaled $4,018,487.  We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.

Our customer arrangements generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. Further, although in October 2015, we entered into a 10-year exclusive supply agreement with ITL, the amount of revenue we will generate pursuant to the ITL Agreement is uncertain. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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
Date: November 10, 2015
/s/ David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and
Accounting Officer)