Form 10-Q
period 2015-12-31
UQM TECHNOLOGIES INC
filed 2016-02-04
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

[  ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 1-10869

                UQM TECHNOLOGIES, INC.

(Exact name of registrant, as specified in its charter)

Colorado	84-0579156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes        No   X  .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at February 1,  2016 was 48,456,877.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets  (unaudited)

	December 31, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalents	$8,688,668	$6,585,703
Accounts receivable	663,041	522,417
Other receivable	-	855,000
Costs and estimated earnings in excess of billings on uncompleted contracts	29,917	49,917
Inventories	3,102,678	9,354,053
Prepaid expenses and other current assets	298,893	266,448
Total current assets	12,783,197	17,633,538

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,094,627	7,037,200
	13,294,258	13,236,831
Less accumulated depreciation	(7,123,982)	(6,410,242)
Net property and equipment	6,170,276	6,826,589

Patent costs, net of accumulated amortization of $904,415 and $895,227, respectively	259,617	239,043

Trademark costs, net of accumulated amortization of $76,107 and $73,018, respectively	99,733	102,823

Noncurrent inventories	5,899,487	-

Total assets	$25,212,310	$24,801,993

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	December 31, 2015	March 31, 2015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$394,967	$398,568
Other current liabilities	1,864,557	1,544,971
Billings in excess of costs and estimated earnings on uncompleted contracts	60,266	84,444
Total current liabilities	2,319,790	2,027,983

Other long-term liabilities	247,222	445,024

Total liabilities	2,567,012	2,473,007

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,307,025 and 39,999,984 shares issued and outstanding, respectively	483,070	400,000
Additional paid-in capital	128,106,735	121,866,061
Accumulated deficit	(105,944,507)	(99,937,075)
Total stockholders’ equity	22,645,298	22,328,986

Total liabilities and stockholders’ equity	$25,212,310	$24,801,993

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Product sales	$1,124,725	$594,808	$3,374,057	$2,264,123
Contract services	202,447	240,827	428,454	707,839
	1,327,172	835,635	3,802,511	2,971,962
Operating costs and expenses:
Costs of product sales	666,913	369,769	2,533,674	1,323,078
Costs of contract services	194,976	291,701	355,803	667,802
Research and development	774,525	40,183	2,775,400	217,388
Production engineering	-	934,239	-	3,227,240
Reimbursement of costs under DOE grant	-	(557,327)	-	(1,812,670)
Selling, general and administrative	1,073,147	1,133,787	4,173,735	4,034,031
	2,709,561	2,212,352	9,838,612	7,656,869

Loss before other income	(1,382,389)	(1,376,717)	(6,036,101)	(4,684,907)

Other income:
Interest income	743	4,935	4,240	12,124
Other	7,512	317	24,429	567
	8,255	5,252	28,669	12,691

Net loss	$(1,374,134)	$(1,371,465)	$(6,007,432)	$(4,672,216)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.14)	$(0.12)

Weighted average number of shares of common stock outstanding - basic and diluted	45,698,273	39,999,984	42,001,299	39,921,424

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,007,432)	$(4,672,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	728,459	790,922
Non-cash equity based compensation	546,288	549,892
Change in operating assets and liabilities:
Accounts receivable	(140,624)	14,653
Other receivable	855,000	-
Costs and estimated earnings on uncompleted contracts	20,000	304,495
Inventories	351,888	402,653
Prepaid expenses and other current assets	(32,445)	(73,801)
Accounts payable and other current liabilities	315,985	(204,364)
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,178)	39,520
Other long-term liabilities	(197,802)	75,557
Net cash used in operating activities	(3,584,861)	(2,772,689)

Cash flows from investing activities:
Increase in short-term investments	-	63,029
Acquisition of property and equipment	(59,869)	(400,569)
Property and equipment reimbursements received from DOE under grant	-	250,541
Cash paid for patent and trademark fees	(29,761)	(24,896)
Net cash used in investing activities	(89,630)	(111,895)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	26,584	22,055
Cash received for exercise of employee options	-	4,497
Issuance of common stock in follow-on offering, net of offering costs	5,843,463	-
Cash paid for retirement of vested shares	(92,591)	(171,740)
Net cash provided (used) in financing activities	5,777,456	(145,188)

Increase (decrease) in cash and cash equivalents	2,102,965	(3,029,772)
Cash and cash equivalents at beginning of period	6,585,703	10,247,112
Cash and cash equivalents at end of period	$8,688,668	$7,217,340

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

(2)   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard was effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB deferred the effective date of this new standard to December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are in the process of determining the impact on our financial statements.

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

(3)   Contracts in Process

At December 31, 2015 and March 31, 2015, the estimated period to complete contracts in process ranged from one to four months and one to thirteen months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The following summarizes contracts in process:

	December 31, 2015	March 31, 2015
Costs incurred on uncompleted contracts	$2,680,203	$2,327,816
Estimated earnings	724,839	626,075
	3,405,042	2,953,891
Less billings to date	(3,435,391)	(2,988,418)

Contracts in process	$(30,349)	$(34,527)

Included in the accompanying consolidated condensed balance sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$29,917	$49,917
Billings in excess of costs and estimated earnings on uncompleted contracts	(60,266)	(84,444)
Contracts in process	$(30,349)	$(34,527)

(4)   Inventories

Inventories at December 31, 2015 and March 31, 2015 consisted of:

	December 31, 2015	March 31, 2015
Raw materials	$6,966,251	$7,261,568
Work-in-process	139,006	25,842
Finished products	1,896,908	2,066,643
	$9,002,165	$9,354,053

	December 31, 2015	March 31, 2015
Inventories- current	$3,102,678	$9,354,053
Inventories- noncurrent	5,899,487	-
	$9,002,165	$9,354,053

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assesses our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate. We concluded that there were no impairments for obsolete inventory during the nine month periods ended December 31, 2015 and 2014, and we had no reserve for obsolete inventory as of December 31, 2015 or March 31, 2015.

As of December 31, 2015, inventory of $5,899,487 shown on the balance sheet as a noncurrent asset represents that portion of the PP135 inventory in excess of amounts expected to be sold in the next twelve months. Management believes that there will be adequate demand for this noncurrent inventory.

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

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in the third quarter and first nine months of fiscal year 2016 compared to the same periods last year, and we expect those resources to continue to be deployed on research and development activities and business development activities in the future.

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

The application of grant funds to eligible capital asset purchases as of the end of the Grant are as follows:

	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,462,961	4,231,480	4,231,481
	$19,266,085	$9,633,042	$9,633,043

(6)   Other Current Liabilities

Other current liabilities at December 31, 2015 and March 31, 2015 consist of:

	December 31, 2015	March 31, 2015
Accrued payroll and employee benefits	$95,330	$183,245
Accrued personal property and real estate taxes	249,864	208,162
Accrued warranty costs	231,372	184,920
Unearned revenue	115,338	37,000
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	774,974	774,974
Other	262,243	21,234
	$1,864,557	$1,544,971

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(7)   Stock-Based Compensation

Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters and nine months ended December 31, 2015 and 2014 and the classification of these expenses:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Costs of contract services	$2,693	$8,617	$4,420	$16,108
Costs of product sales	2,845	5,130	13,021	18,414
Research and development	9,251	973	31,966	4,840
Production engineering	-	19,052	-	72,437
Selling, general and administrative	42,541	119,541	496,881	438,093
	$57,330	$153,313	$546,288	$549,892

Stock Option Plans Activity

Additional information with respect to stock option activity during the nine months ended December 31, 2015 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2015	2,969,075	$1.79	5.5 years	$311,101
Granted	424,713	$0.66
Exercised	-	$-		$-
Forfeited	(620,636)	$2.67

Outstanding at December 31, 2015	2,773,152	$1.42	6.4 years	$-

Exercisable at December 31, 2015	2,226,134	$1.52	5.6 years	$-

Vested and expected to vest at December 31, 2015	2,745,516	$1.43	6.3 years	$-

As of December 31, 2015, there was $247,653 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-nine months.  The total fair value of stock options that vested during the quarter and nine months ended December 31, 2015 was $0.00 and $316,641, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of December 31, 2015 and 2014 and changes during the nine months ended December 31, 2015 and 2014 are presented below:

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

	Nine Months Ended December 31, 2015		Nine Months Ended December 31, 2014
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Non-vested at April 1	432,039	$1.26	640,979	$1.17
Granted	23,600	$0.66	136,144	$1.71
Vested	(361,237)	$(1.22)	(288,051)	$1.28
Forfeited	(3,841)	$(5.15)	-	$-
Non-vested at December 31	90,561	$1.36	489,072	$1.25

As of December 31, 2015, there was $83,036 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at December 31, 2015 is expected to be recognized over a weighted-average period of twelve months.

Stock Purchase Plan Activity

During the nine months ended December 31, 2015 and 2014, we issued 39,671 and 12,052 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the nine months ended December 31, 2015 and 2014 was $26,584 and $22,055, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the quarters and nine month period ended December 31, 2015 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2015	39,999,984	$400,000	$121,866,061	$(99,937,075)	$22,328,986

Issuance of common stock under employee stock purchase plan	34,508	345	22,780	-	23,125
Issuance of common stock under stock bonus plan	19,478	195	(195)	-	-
Retirement of vested shares	(1,368)	(14)	(1,394)	-	(1,408)
Compensation expense from employee and director stock option and common stock grants	-	-	139,288	-	139,288
Net loss	-	-	-	(2,224,251)	(2,224,251)
Balances at June 30, 2015	40,052,602	$400,526	$122,026,540	$(102,161,326)	$20,265,740

Issuance of common stock under stock bonus plan	357,569	3,576	12,000	-	15,576
Retirement of vested shares	(108,309)	(1,083)	(90,100)	-	(91,183)
Compensation expense from employee and director stock option and common stock grants	-	-	334,093	-	334,093
Net loss	-	-	-	(2,409,047)	(2,409,047)
Balances at September 30, 2015	40,301,862	$403,019	$122,282,533	$(104,570,373)	$18,115,179

Issuance of common stock under direct offering	8,000,000	80,000	5,763,463	-	5,843,463
Issuance of common stock under employee stock purchase plan	5,163	51	3,408	-	3,459
Compensation expense from employee and director stock option and common stock grants	-	-	57,331	-	57,331
Net loss	-	-	-	(1,374,134)	(1,374,134)
Balances at December 31, 2015	48,307,025	$483,070	$128,106,735	$(105,944,507)	$22,645,298

In February 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Warrants from this

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

offering to acquire 1,489,733 shares of our common stock were outstanding at both December 31, 2015 and March 31, 2015.

In October, 2015, we completed a follow-on offering consisting of 8,000,000 shares of our common stock, and common stock warrants to purchase 4,000,000 shares of our common stock. The warrants have an exercise price of $1.31 per whole share of common stock and are exercisable for a period beginning April 30, 2016 through October 30, 2020. Warrants from this offering to acquire 4,000,000 and zero shares were outstanding at December 31, 2015 and March 31, 2015, respectively.

(9)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters and nine month periods ended December 31, 2015 and 2014:

	Quarters Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015		2014
Customer A	$345,483	26%	$18,318	2%	$1,042,176	27%	$32,771	1%
Customer B	$202,447	15%	$55,897	7%	$340,454	9%	$429,746	14%
Customer C	$132,613	10%	$224,859	27%	$431,731	11%	$586,333	20%
Customer D	$22,192	2%	$5,900	1%	$449,744	12%	$124,529	4%
Customer E	$-	-%	$201,298	24%	$174,565	5%	$364,659	12%

The following table summarizes accounts receivable from significant customers as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Customer A	52%	-%
Customer B	12%	-%
Customer C	13%	24%
Customer D	2%	11%
Customer E	12%	2%

(10) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of December 31, 2015 and 2014, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2015, the Company’s tax years for 2012 to 2014 are subject to examination by the tax authorities. As of December 15, 2015, the Company will no longer be subject to U.S. federal or state examination by tax authorities for years before 2012.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(11) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and nine month periods ended December 31, 2015 and 2014:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,374,134)	$(1,371,465)	$(6,007,432)	$(4,672,216)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	45,698,273	39,999,984	42,001,299	39,921,424

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.14)	$(0.12)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2015	2014	2013

Non-vested stock bonus plan shares	90,561	489,072	640,979
Stock options outstanding	2,796,413	3,098,982	3,591,637
Warrants to purchase common stock	5,489,733	1,489,733	-

(12) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its then four officers that expire on June 30, 2017. The aggregate future base salary payable to the executive officers over their remaining terms is $1,347,975.  The July, 2015 employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements. These retention payments are being recorded over the required service period and as a result, we have recorded a liability of $85,555 as of December 31, 2015. As of March 31, 2015 we had a liability of $268,357 representing the potential future compensation payable under the retirement and voluntary termination provisions of the previous employment agreements of the Company’s officers. These retirement and severance provisions were eliminated from the previous employment agreements when they were renewed in July, 2015.

Litigation

In November, 2015, we were notified that a supplier of electronic components under the former CODA automotive program had filed a lawsuit against us alleging breach of contract. The former supplier is seeking

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

liquidated damages totaling $644,199, plus attorney fees, court costs, and prejudgment and post judgment interest.  We have recorded a liability of $774,974 for vendor settlements as of both December 31, 2015 and March 31, 2015.  We are in discussions with the supplier in an attempt to reach a settlement.   If a settlement is not reached and the case goes to trial, the ultimate loss to the Company, if any, may exceed the carrying value of our accrual for vendor settlements under the CODA program.

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

Introduction

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) is a developer and manufacturer of power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, military and industrial markets. We generate revenue from three principal activities: 1) the sale of electric propulsion systems, which includes motors and controllers; and 2) the sale of auxiliary products including generators, fuel cell compressors, air conditioning compressor systems, and DC-to-DC converters; and 3) services, including research, development and application engineering contract services and remanufacturing services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering contract revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

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

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are driving business development in the following ways:

•

We have created a well-defined, structured process to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, military and other targeted markets both domestically and internationally. In particular, we are focused on developing customer relationships in China which is the world’s largest market for vehicle electrification products.

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

During the third quarter this fiscal year, we announced the expansion of our product offering with the introduction of the PowerPhase® HD(+) electric propulsion systems. The HD(+) is a major improvement in UQM’s motor system technology, offering an enhanced thermal path and an increase in continuous power of up to 25% for handling extreme duty drive cycles and steep grades specifically for heavy duty vehicles.

On November 5, 2015, we announced that we had closed a registered direct offering of common stock and warrants to certain institutional investors, raising net proceeds of $5.8 million.  A total of 8.0 million units were sold for a total purchase price of approximately $6.4 million ($0.80 per unit). Each unit consists of one share of UQM common stock and 0.5 of a warrant. Each warrant gives the warrant holder the right to purchase one share of UQM common stock at a price of $1.31 for a period beginning six months from the date of issuance through the fifth anniversary of the date of issuance.

We announced during the quarter that we had received a new purchase order from Proterra for the UQM PowerPhase® 220 HD(+) motor and controller systems with deliveries expected to start in January 2016. These units will be used in the Proterra Catalyst Bus program for fulfillment of current orders for this new state-of-the-art UQM powered bus.

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

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in the first nine months of fiscal year 2016 compared to the same period last year, and we expect those resources to continue to be deployed on research and development activities and business development activities in the future.

The funding from the DOE grant brought us to a position of strength with regards to product validation and manufacturing capabilities.  This, in addition to the ITL Agreement and other business development activities in place and the cash reserves we have to fund the operations for at least the next twelve months, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents at December 31, 2015 were $8,688,668 and working capital was $10,463,407, compared with $6,585,703 and $15,605,555, respectively, at March 31, 2015.  The increase in cash is primarily attributable to the October, 2015 registered direct offering that was offset by cashed used to fund operating losses. The decrease in working capital is primarily attributable to the reclassification of inventory from current to noncurrent to reflect that portion of the PP135 inventory in excess of amounts expected to be sold in the next twelve months.

Accounts receivable increased $140,624 to $663,041 at December 31, 2015 from $522,417 at March 31, 2015.  The increase is primarily due to increased levels of product sales in the third quarter this fiscal year versus the fourth quarter last fiscal year.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of December 31, 2015 and March 31, 2015, we had no allowance for bad debts.

Other receivable decreased to zero at December 31, 2015 from $855,000 at March 31, 2015 resulting from insurance proceeds received under a key-man life insurance policy.

Costs and estimated earnings on uncompleted contracts was $29,917 at December 31, 2015 versus $49,917 at March 31, 2015. The decrease was due to timing of billings on certain contracts in process at December 31, 2015 versus March 31, 2015.

Total inventories decreased $351,889 to $9,002,164 at December 31, 2015 reflecting shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets increased to $298,893 at December 31, 2015 from $266,448 at March 31, 2015 primarily due to prepayments on commercial insurance policies.

We invested $2,564 and $59,869 for the acquisition of property and equipment during the quarter and nine month period ended December 31, 2015, respectively, compared to $232,919 and $400,569 during the comparable quarter and nine month period last fiscal year, respectively. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future. There were no cash reimbursements for capital assets under the DOE Grant during the quarter and nine month period ended December 31, 2015. Cash reimbursements for capital assets under the DOE Grant for the quarter and nine month period ended December 31, 2014 were $108,863 and $250,541, respectively.

Patent costs increased $20,574 due to new patent costs partially offset by amortization. Trademark costs decreased $3,090 due to amortization.

Accounts payable decreased $3,601 to $394,967 at December 31, 2015 from $398,568 at March 31, 2015, primarily due to the timing of vendor payments.

Other current liabilities increased to $1,864,557 at December 31, 2015 from $1,544,971 at March 31, 2015. The increase is primarily attributable to higher levels of accrued payroll and benefits for a severance obligation associated with the departure of a former officer of the Company.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to $60,266 at December 31, 2015 versus $84,444 at March 31, 2015.  The decrease is due to timing of billings on certain contracts in process at December 31, 2015 versus March 31, 2015.

Common stock and additional paid-in capital were $483,070 and $128,106,735, respectively, at December 31, 2015 compared to $400,000 and $121,866,061 at March 31, 2015. The increases in common stock and additional paid-in capital were primarily attributable to the direct offering that took place in October, 2015 and periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended December 31, 2015

Revenue

Product sales revenue for the current quarter increased to $1,124,725 versus $594,808 for the comparable quarter last fiscal year, reflecting increased shipments of fuel cell compressors, PowerPhase HD® and PowerPhase Pro® propulsion systems.

Revenue from contract services decreased to $202,447 at December 31, 2015  versus $240,827 for the comparable quarter last year. The decrease is primarily due to decreased levels of customer funded research activities, which vary from quarter to quarter.

Gross Profit Margin

Gross profit margins for the quarter ended December 31, 2015 increased to 35.1 percent compared to 20.8 percent for the quarter ended December 31, 2014. Gross profit margin on product sales for the third quarter this year increased to 40.7 percent compared to 37.8 percent for the third quarter last year primarily due to a change in product sales mix. Gross profit margin on contract services increased to 3.7 percent for the third quarter this fiscal year compared to (21.1) percent for the quarter ended December 31, 2014,  resulting from a change in the mix of contracts in process during the quarter ended December 31, 2015 versus the comparable quarter last year.

Costs and Expenses

Research and development expenditures for the quarter ended December 31, 2015 increased to $774,525 compared to $40,183 for the quarter ended December 31, 2014.  Coincident with the contractual end of the DOE Grant on January 12, 2015, we launched and re-deployed resources to several new internally funded projects aimed at developing and significantly improving our product portfolio. This reallocation of expenses from production engineering to research and development led to the significant increase in research and development expenditures for the third quarter this fiscal year.

Production engineering costs were zero for the third quarter versus $934,239 for the third quarter last fiscal year.  With the expiration of the Grant, we re-deployed resources from production engineering activities to several new internally funded research and development activities.

Reimbursement of product qualification and testing costs under the DOE Grant was zero for the quarter ended December 31, 2015 versus $557,327 for the comparable quarter last fiscal year. The reduction is attributable to the expiration of the Grant.

Selling, general and administrative expense for the quarter ended December 31, 2015 was $1,073,147 compared to $1,133,787 for the same quarter last year. The decrease is primarily attributable to lower payroll expenses during the current quarter.

Net Loss

As a result, net loss for the quarter ended December 31, 2015 was $1,374,134, or $0.03 per common share, compared to a net loss of $1,371,465, or $0.03 per common share, for the comparable quarter last year.

Nine months Ended December 31, 2015

Revenue

Product sales for the nine month period ended December 31, 2015 increased to $3,374,057 compared to $2,264,123 for the comparable period last year, reflecting increased shipments of fuel cell compressors, PowerPhase HD® and PowerPhase Pro® propulsion systems.

Revenue from contract services decreased to $428,454 for the nine month period ended December 31, 2015 versus $707,839 for the comparable period last year. The decrease is primarily due to decreased levels of customer funded research activities, which vary from period to period.

Gross Profit Margin

Gross profit margins for the nine month period ended December 31, 2015 decreased to 24.0 percent compared to 33.0 percent for the comparable nine month period last fiscal year. Gross profit margin on product sales for the nine month period ended December 31, 2015 decreased to 24.9 percent compared to 41.6 percent for the comparable period last year. The decrease is primarily due to a change in overhead absorption resulting from the termination of our DOE Grant. Gross profit margin on contract services increased for the nine month period to 17.0 percent versus 5.7 percent for the comparable nine month period last fiscal year resulting from a change in mix of contracts in process versus the prior comparable period.

Costs and Expenses

Research and development expenditures for the nine month period ended December 31, 2015 increased to $2,775,400 compared to $217,388 for the same period last year. Coincident with the contractual end of the DOE Grant on January 12, 2015, we launched and re-deployed resources to several new internally funded projects aimed at developing and significantly improving our product portfolio. This reallocation of expenses from production engineering to research and development led to the significant increase in research and development expenditures for the first nine months of this fiscal year.

Production engineering costs were zero for the nine months this year versus $3,227,240 for the nine months last fiscal year.  With the expiration of the Grant, we re-deployed resources from production engineering activities to several new internally funded research and development activities.

Reimbursement of product qualification and testing costs under the DOE Grant was zero for the nine month period ended December 31, 2015 versus $1,812,670 for the comparable period last fiscal year. The reduction is attributable to the expiration of the Grant.

Selling, general and administrative expense for the nine month period ended December 31, 2015 was $4,173,735 compared to $4,034,031 for the same period last year. The increase is primarily attributable to an increase in legal and business development expenses during the current period.

Net Loss

As a result, net loss for the nine month period ended December 31, 2015 was $6,007,432, or $0.14 per common share, compared to a net loss of $4,672,216, or $0.12 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended December 31, 2015 were adequate to meet operating needs.  At December 31, 2015, we had working capital of $10,463,407 compared to $15,605,555 at March 31, 2015. The decrease in working capital is primarily attributable to the reclassification of inventory from current to noncurrent to reflect that portion of the PP135 inventory in excess of amounts expected to be sold in the next twelve months.

For the nine month period ended December 31, 2015, net cash used in operating activities was $3,584,861 compared to net cash used in operating activities of $2,772,689 for the comparable period last fiscal year. The increase in cash used for the nine month period of this fiscal year is primarily attributable to increased net losses, driven largely by the expiration of the DOE grant, partially offset by decreased levels of inventory and by the collection of the key-man life insurance receivable of $855,000.

Net cash used in investing activities for the nine month period of this fiscal year was $89,630 compared to net cash used in investing activities of $111,895 for the comparable nine month period last fiscal year. The increase for the nine months ended December 31, 2015 was primarily due to no DOE reimbursements for property and equipment purchases due to the expiration of the Grant, partially offset by a reduction in expenditures for the acquisition of property and equipment.

Net cash provided by financing activities for the nine month period of this fiscal year was $5,777,456 compared to net cash used in financing activities of $145,188 for the comparable period last fiscal year. The increase in cash provided was primarily attributable to an increase in cash received by the registered direct offering in October, 2015, offset by the retirement of vested shares during the nine month period of this fiscal year.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2015:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$240,635	$240,635	$-	$-	$-
Executive employment agreements (1)	85,555	-	85,555	-	-
Total	$326,190	$240,635	$85,555	$—	$—

(1)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements.  This is reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the nine months ended December 31, 2015.

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

As of December 31, 2015, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

In November, 2015, we were notified that a supplier of electronic components under the former CODA automotive program had filed a lawsuit against us alleging breach of contract. The former supplier is seeking liquidated damages totaling $644,199, plus attorney fees, court costs, and prejudgment and post judgment interest.  We have recorded a liability of $774,974 for vendor settlements as of both December 31, 2015 and March 31, 2015.  We are in discussions with the supplier in an attempt to reach a settlement.   If a settlement is not reached and the case goes to trial, the ultimate loss to the Company, if any, may exceed the carrying value of our accrual for vendor settlements under the CODA program.

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

ITEM 1A.  RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual  Report on Form 10-K for the fiscal year ended March 31, 2015:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Nine Months Ended	Fiscal Year Ended March 31,
	December 31, 2015	2015	2014	2013

Net loss	$6,007,432	$5,988,530	$2,773,244	$10,688,312

As of December 31, 2015 and March 31, 2015 we had accumulated deficits of $105,944,508 and $99,937,075, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended December 31, 2015 was $1,374,134 versus a net loss for the comparable quarter last fiscal year of $1,371,465.  Our net loss for the fiscal year ended March 31, 2015 was $5,988,530 versus a net loss for the fiscal years ended March 31, 2014 and 2013 of $2,773,244 and $10,688,312 respectively. At December 31, 2015, our cash and cash equivalents totaled $8,688,668.  We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.

Our customer arrangements generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. Further, although we entered into a 10-year exclusive supply agreement with ITL in October 2015, the amount of revenue we will generate pursuant to the ITL Agreement is uncertain. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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
Date: February 4, 2016
	/s/	David I. Rosenthal
David I. Rosenthal
Treasurer
(Principal Financial and Accounting Officer)