Form 10-K
period 2016-03-31
UQM TECHNOLOGIES INC
filed 2016-06-07
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

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

[ ] Large accelerated filer	[ ] Accelerated filer	[] Non-accelerated filer	[X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Do not check if a smaller reporting company) Yes  [  ]   No  [X]

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of September 30, 2015, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $25,838,504. As of June 5, 2016, there were 48,436,196 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2016 Annual	Part III
Meeting of Shareholders.

i

PART I

BUSINESS

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

ITEM 1.

Overview

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) develops, manufactures and sells power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, military and industrial markets. Our primary focus is incorporating our advanced technology as propulsion systems for electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles, delivering the heart of the electric vehicle.

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

We have assembled a management team with significant experience in the automotive and electric propulsion market  with critical experience in state of the art design and high quality production.  We are ISO/TS 16949 certified, the highest level of quality certification in the automotive supplier industry, and ISO 14001 certified, the highest environmental standards.  We have an approximately 130,000 square foot combined headquarters and manufacturing facility located in Longmont, Colorado.  We were incorporated in 1967 as a Colorado corporation.

The Market

The global electrified vehicle market is an emerging market with high growth potential being driven by several factors. In China, the market for electric vehicles is driven by strong government pressure to deal with the staggering pollution that is choking citizens in its major cities.  The government has a number of initiatives to encourage electric vehicle market growth including mandates for purchases of New Energy Vehicles by municipalities, incentives and other tools.  We are seeing strong demand for electric buses across several cities and regions.  We are also seeing demand for electric buses, delivery vans, trucks and taxi fleets across several cities and regions in China.  As China is the world’s largest market for electric vehicles, we believe that our presence in China is critical to our long-term success.  Therefore, we continue to devote significant time and resources to business development efforts in China.

In other global markets, including the United States, the drivers for growth in the electric commercial truck and bus market include the demand for zero tailpipe emissions from full electric vehicles or during the electric only range for hybrids, improved operating costs due to a more efficient powertrain on a gas equivalent basis and reduced maintenance costs for the powertrain system and other systems, such as improved brake life.  Moreover, there is community support for cleaner buses and trucks operating in congested areas, along with government incentives and requirements to purchase electric and hybrid vehicles.  In the automotive market, these same growth drivers exist, as well as growing consumer acceptance of electric vehicles due to their excellent performance, quiet operation, zero or reduced tailpipe emissions and improved operating cost. In addition, significant Corporate Average Fuel Economy (“CAFE”) standards in the United States are expected to accelerate further electrification of vehicle fleets. The major impediment to electrification of vehicle has been total vehicle cost, of which a substantial part is due to the cost of batteries. Battery cost has decreased considerably over the last few years and is projected to continue to improve.  Government incentives have helped to offset these early additional costs and generate the volume and momentum that should further reduce these incremental costs through economies of scale.

Many studies have been conducted indicating the potential for electric vehicles to capture significant market share over the next several years.  For example, in 2016, The International Energy Agency forecasted that 6 million electric vehicles will be on the road by 2020, as shown in the chart below:

6,000,000
5,000,000
4,000,000
3,000,000
2,000,000
1,000,000
Units
India
Netherlands
Portugal
Germany
France
Spain
Japan
United States
China
2010
2012
2014
2016
2018
2020

Governments around the world have implemented financial incentives to promote the sales of electric vehicles.  For example, the U.S. federal government currently offers a $7,500 federal tax credit for the purchase of an electric passenger vehicle, and there are additional tax credits and other benefits such as HOV lane access in various states for purchasers of qualifying vehicles.  In China, the country’s National Development and Reform Commission and three other ministries jointly announced in September 2015, a new round of New Energy Vehicle supportive policies for the years 2015 - 2016.  Various levels of government subsidies for electric vehicles were announced, including subsidies for pure electric buses of RMB 500,000 each (approximately $78,000), electric trucks of RMB 150,000 each (approximately $23,000) and plug-in electric and fuel cell passenger vehicles of RMB 60,000 each (approximately $9,300).  Additionally, the Chinese government offers higher subsidies for more efficient vehicle performance.  This should incentivize our potential customers to purchase our drivetrain systems because they are highly efficient.    In Europe, a majority of European Union member states provide tax incentives for electrically chargeable passenger vehicles, with Norway providing the most generous package of subsidies totaling almost EUR 17,000 (approximately $19,000).

We believe that the trend toward increasing electrification of vehicles coupled with the government subsidies offered world-wide provide a substantial opportunity for the broad commercial application of our products.

Business Strategy

We are focused primarily on the transportation markets, with a strong emphasis on the commercial truck and bus space, followed by automotive and then marine, military and other. We have developed two basic frame size propulsion systems: the PowerPhase® Pro for passenger car, light commercial applications, light duty marine and other lighter duty applications and the PowerPhase® HD lineup of products for heavier commercial bus and truck applications and heavier duty marine and other applications.  We also utilize these products, customized versions of these products and all new custom solutions in these markets to meet various customer requirements.  We provide motor and controller systems for full-electric, hybrid electric, plug-in hybrid and fuel cell applications.  We also provide units for non-automotive markets including the energy management market, auxiliary systems and   motor and controller systems for aircraft.   Further, we manufacture fuel cell compressor motors for the fuel cell business.

Our products are used in the following applications:

•

Commercial Trucks, Vans and Shuttles - We supply electric propulsion systems to Zenith Motors, LLC for their electric shuttle vans and have supplied Electric Vehicles International (“EVI”) for their all-electric medium-duty delivery trucks.

•

Passenger Buses – Electric and hybrid passenger buses can have large positive impacts on the environment and many municipalities around the world are demanding more of these vehicles on the road.  We supply electric propulsion systems to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses, under a multi-year supply agreement.  We have provided electric propulsion systems for Hino Bus, a subsidiary of Toyota Motor Corporation, for their electric city-buses.  PT Sarimas Ahmadi Pratama of Jakarta, Indonesia is using our motors and controllers for their all-electric 17-passenger bus.  In October 2015, we signed a ten-year supply agreement with ITL Efficiency Corporation to provide electric propulsion systems for New Energy Vehicles in China, in particular 6-8 meter shuttles and 10-12 meter transit buses.   In addition, we are in discussions with other potential Chinese customers to supply our products for both all-electric and hybrid-electric vehicles, and we have shipped a small number of electric motor and controller systems into China for prototype testing in buses.

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

•

Airplane tugs – In January 2016, we announced that Kalmar Motor AB in Sweden had successfully passed vehicle trials with major airlines and plans on beginning production orders by mid-2016 using our heavy-duty commercial traction electric motor/controller system, for their TBL50 airplane tugs.  Ground handling tugs play a vital role at airports by enabling large aircraft to be moved from their hangars to the passenger gate, as well as for pushback and other taxiing functions on the runway.

•

Marine – The marine market is an emerging market for the Company.  In January 2015, Research and Markets announced that marine electric vehicles are now a rapidly growing market due to new capability, affordability and legislation banning or restricting internal combustion engines. Their research found that the market for electric water craft, including those on and under water, is expected to increase from $2.6 billion to $6.3 billion in 2023.  In addition, there is a market for electric outboard motors that will more than triple in value as high power pure electric versions become increasingly viable.  We are seeing demand for electric solutions for both the clean and quiet operation afforded by full electric and hybrid electric solutions.  We supply UQM motors and controllers used in a variety of marine applications and for a variety of customers.  We believe the marine market could be a growing sector of electrified vehicles.

•

Fuel Cell Compressors – We manufacture fuel cell compressors which are an integral component of hydrogen powered fuel cell vehicles designed for light duty automotive and commercial bus applications for 75kW to 150kW fuel cell stacks.

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

•

Automobiles – Government mandates for fuel economy and clean air emissions are accelerating the demand for electric passenger cars.  In the United States, for example, CAFE standards will increase the average fuel economy of each manufacturer’s passenger car and light truck model offerings to 35.5 miles per gallon in 2016 and 54.5 miles per gallon by 2025. We have in the past provided electric propulsion systems to many original equipment manufacturers (“OEMs”) for testing and product development.

•

Other – We supply an automotive qualified DC-to-DC converter which can be used in medium and heavy-duty hybrid trucks. We also provide small motors and controllers for aircraft HVAC usage to AirComm. Further, we have supplied systems to a customer in the energy management market for a stationary application for electric motors.

Our business strategy is also comprised of the following:

•

Highly qualified and experienced management – We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the electric motor and controller business.

•

State-of-the-art manufacturing facility – Our headquarters and manufacturing plant are located in an approximately 130,000 square foot facility.  We have designed, installed and qualified volume production lines for our motors and their related electronic controllers.

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

•

Leading edge technology – Our technology base includes a number of proprietary technologies and patents related to brushless permanent magnet motors, generators and power electronic controllers, together with software code to intelligently manage the operation of our systems.  We continue to develop next generation products to achieve improved performance and efficiency, smaller package sizes and lower production costs.

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

•	PowerPhase HD® 250: A high voltage version designed for buses and medium and heavy duty trucks.

•	PowerPhase Pro® 100: Designed for passenger vehicles and light duty truck or van applications.

•	PowerPhase Pro® 135: The PP 135 offers higher performance for those applications that require it versus our PowerPhase Pro® 100.

•

Auxiliary Motor Systems:  Multiple products are offered for compressor, pump and fan applications, including a family of motor/controller systems for fuel cell air compressors, an integrated motor/controller for aircraft air conditioning compressors, and an integrated motor/controller for aircraft air conditioning condenser fans.

•	Custom Solutions: We offer variations of the above motors in custom configurations as well as custom hybrid solutions to meet individual customer specifications.

•	R340 and R410 Fuel Cell Compressor Systems: These fuel cell compressors are used in hydrogen powered fuel cell vehicles.

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

We are also pursuing an advanced motor design technology that eliminates the need for rare-earth elements in the magnets. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent has been awarded to protect this innovation. We have a $4.0 million program with the Department of Energy (“DOE”) to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this program and the Company is providing $1.0 million of cost-share contribution.   This award was announced in August 2011 and is a multi-year technology development program.

Competition

All of the markets in which we operate are highly competitive and are characterized by changes due to technological advances that could render existing technologies and products obsolete, although we are not currently aware of any such advances that could render our current product portfolio obsolete.  We believe our competitors are large automotive OEMs, Tier 1 suppliers to OEMs, Chinese electric motor manufacturers offering lower cost options, and numerous other competitors in nearly every region of the world

As a result, additional vehicle makers in both on-road and off-road markets are expected to develop and introduce a variety of hybrid electric and all-electric vehicles as market acceptance of these vehicles continues to grow. We cannot assure that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements, volume manufacturing operations and access to governmental incentive programs.

Customers and Suppliers

We derive our revenue from the following sources: 1) the sale of products designed, engineered and manufactured by us primarily to OEMs, Tier 1 suppliers of OEMs, and vehicle integrators; 2) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers’ products; and 3) after market services and remanufacture.

Our business is subject to revenue fluctuation based on the buying cycles of our customers.  Specific customers that reach 10% or more of revenues in any given fiscal quarter or year will also vary depending on these buying cycles.  In fiscal year ending March 31, 2016, four customers individually comprised 10% or more of our total revenues.  Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

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

Financial Information about Geographic Areas

The following summarizes total revenue by geographic area:

	Fiscal Year Ended March 31,
	2016	2015	2014
United States	$3,537,397	$3,442,050	$5,694,144
Foreign Countries	1,769,402	573,694	1,352,056
	$5,306,799	$4,015,744	$7,046,200

Classification of geographic area is determined based upon the country where the purchase transaction originated.

U.S. Government Contracts

We have a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this three-year program and the Company is providing $1.0 million of cost-share contribution. The objective of the program is to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.  At March 31, 2016, we had received reimbursements from the DOE under this program of $2.3 million.  We have been granted a U.S. patent for our electric and hybrid electric vehicle motor design using non-rare earth magnets.

We had a Grant from the DOE under the American Recovery and Reinvestment Act that ended on January 12, 2015.  The Grant provided funds to facilitate the manufacture and deployment of electric drive vehicles, batteries and electric drive vehicle components in the United States.  Under the terms of our Grant Agreement, the DOE reimbursed us 50 percent of qualifying costs incurred for the purchase of facilities, tooling and manufacturing equipment, and for engineering expenditures related to product qualification and testing of our electric propulsion systems and other products.  The Grant ended on January 12, 2015.

As of March 31, 2015, we had received cumulative reimbursements from the DOE of $27.1 million and had no funds receivable.

Backlog

Our order backlog for products at April 30, 2016 was approximately $2.3 million versus $1.8 million at April 30, 2015. Certain orders are blanket purchase orders which are subject to the issuance of subsequent release orders directing the number and timing of actual deliveries. We had backlog of service contracts from customers, which will provide future revenue upon completion, totaling approximately $457,000 at April 30, 2016 versus $1.2 million at April 30, 2015. Substantially all of the backlog amounts at April 30, 2016 and 2015 are subject to amendment, modification or cancellation.  We expect to ship motor and controller backlog products over the next twelve months and complete all service contracts in backlog over the next six months.

Intellectual Property

We have numerous patents in the United States and in other countries to protect our intellectual property.

We determine if our intellectual property should be treated as a trade secret or submitted to the patent application process by deciding whether a technology successfully passes through three evaluation gates.  The first gate is an assessment of whether the expected breadth of the patent would offer a high level of protection or whether it will serve as an educational tool for competitors.  Based upon a patent and literature search, if the expected coverage is broad, the evaluation moves to the second gate, which is an assessment of infringement detection.  This is a review of whether or not it will be possible to detect patent infringement if a competitor were to adopt the technology.  Difficulty in detection reduces the value of a patent and will lead us to handle the technology as a trade secret rather than a patent.  The last gate is an assessment of whether the technology will have value for many years or whether the technology is a stepping stone to a different technology.  The patent process is a multi-year endeavor from the initial disclosure to the granted patent, which leads to the importance of this gate.  A technology that is expected to have value for five or more years will pass the final gate and the patent application process will then commence.

We also implement measures to protect our intellectual property, including the guarding and encryption of source code, nondisclosure of control techniques, and protection of product design details, drawings and documentation.

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

Employee and Labor Relations

As of April 30, 2016, we had 49 employees, all of whom are full-time employees. We have entered into employment agreements with our executive officers.  The employment agreements expire on June 30, 2017.  We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our Fiscal Year 2016 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select “Investor Relations” and select the form you would like to access. Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.  Information on our website does not constitute part of this Annual Report.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Fiscal Year Ended March 31,
	2016	2015	2014

Net loss	$6,938,351	$5,988,530	$2,773,244

As of March 31, 2016, we had an accumulated deficit of $106,875,426.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the fiscal year ended March 31, 2016 was $6,938,351 versus a net loss for the fiscal years ended March 31, 2015 and 2014 of $5,988,530 and $2,773,244, respectively. At March 31, 2016, our cash and cash equivalents totaled $7,030,230. We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

Although we believe our proprietary systems are suited for a wide-range of vehicle electrification applications, our business and financial plan relies heavily on our introduction of new products that have limited testing in the marketplace. We have made substantial investments in manufacturing facilities and equipment, production and application engineering, among other things, to increase our production capacity in order to capitalize on the anticipated expansion in demand for electric propulsion systems and generators in the commercial truck, bus and automobile markets. We cannot be certain that our existing products will achieve broad market acceptance, or that we will be able to develop new products or product enhancements that will achieve broad market acceptance.

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

CODA Automotive filed for bankruptcy protection on May 1, 2013 and it is unlikely we will be able to recover more than insignificant amounts due to us under our CODA Supply Agreement, including substantial amounts due for accounts receivable, inventory purchases and guaranteed minimum payments.

We executed a ten-year supply agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA at March 31, 2015 totaled $3,838,092, all of which had been written off as uncollectible.  In addition, CODA was obligated under the supply agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  It is likely that we will recover only an insignificant amount of the balance owed to us under the CODA supply agreement, if any.

We carry a large inventory balance originally acquired for CODA and may not be able to sell this inventory and may recognize a loss on the value of this inventory carried on our books.

At March 31, 2016, we had aged inventory of $7.7 million of PowerPhase Pro® systems on our books originally acquired for now-bankrupt CODA.  We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now for sale to other customers. While we believe that there continues to be a strong market for these products, a change in market conditions or technology advancements could make this inventory obsolete, causing a material adverse effect on our results of operations.

We regularly consider outstanding customer orders, potential customers, market conditions and other factors that may affect our ability to sell this inventory at prices above our costs.  At least each quarter, we consider the appropriate value of this inventory to maintain on our books.  A change in customer orders or prospects for future sales may impact the carrying value we believe is appropriate for our CODA inventory and may result in one or more future write-downs in value of this inventory.  This would be reflected as a loss on our Consolidated Statement of Operations.

We entered into purchase contracts with our supply base to support the CODA program, some of which are non-cancellable by their terms.  Our actual liability under these contracts may vary from our current estimates.

We have recorded a liability as of March 31, 2016 of $189,175 representing the amount we expect to pay to settle non-cancellable contracts with certain suppliers to the CODA program that will not be fulfilled due to the bankruptcy filing by CODA. This liability is lower than the original amount we recorded of $1,050,000 as of March 31, 2013 as a result of negotiations and settlements we reached with some vendors since then.   The amount of this liability represents management’s current estimate and may be subject to further adjustment based on future negotiations or litigation.  Settlements in excess of our estimates or any upward revision in our settlement estimate could result in a material change in our results of operations and financial condition.

All funding from our DOE Grant under the American Recovery and Reinvestment Act ended as of January 12, 2015 when the Grant expired.

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

Our customer arrangements generally are non-exclusive, have no long-term volume commitments and are typically done on a purchase order basis. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Cybersecurity attacks could include, but are not limited to, malicious software, viruses, attempts to gain unauthorized access, whether through malfeasance or error, either from within or outside of our organization, to our data or that of our customers or our customers’ customers which may be in our possession, and the unauthorized release, corruption or loss of the data, loss of the intellectual property, theft of the proprietary or licensed technology, whether ours, that of our customers or their customers, loss or damage to our data delivery systems, other electronic security breaches that could lead to disruptions in our critical systems, and increased costs to prevent, respond to or mitigate cybersecurity events. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We own our offices and manufacturing facility and believe the facility to be well maintained, adequately insured and suitable for its present and intended uses. Information concerning our facility as of March 31, 2016 is set forth in the table below:

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

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT and Chicago Stock Exchange under the symbol UQM. The high and low trade prices, by fiscal quarter, as reported by the NYSE MKT Stock Exchange for the last two fiscal years are as follows:

2016	High	Low
Fourth Quarter	$0.67	$0.43
Third Quarter	$1.65	$0.47
Second Quarter	$0.96	$0.50
First Quarter	$1.25	$0.70

2015	High	Low
Fourth Quarter	$1.32	$0.71
Third Quarter	$1.44	$0.76
Second Quarter	$2.30	$1.18
First Quarter	$2.96	$1.72

On June 3, 2016 the closing price of our common stock, as reported on the NYSE MKT, was $0.79 per share and there were 538 holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by our Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 1

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from March 31, 2011 through March 31, 2016:

	3/11	3/12	3/13	3/14	3/15	3/16
UQM Technologies, Inc.	100	49.66	24.83	88.59	36.91	19.20
S&P 500	100	108.54	123.69	150.73	169.92	172.95
S&P Electrical Components & Equipment	100	94.75	112.02	140.20	129.75	127.03

*$100 invested on 3/31/11 in stock or index, including reinvestment of dividends Fiscal year ending March 31.

        Copyright 2016 S&P Global.  All rights reserved.

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

UQM Technologies, Inc.

Selected Consolidated Financial Data

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
Product sales	$4,592,852	$3,218,616	$6,136,305	$5,910,153	$9,358,388
Contract services revenue	$713,947	$797,128	$909,895	$1,268,556	$785,068
Loss before other income (expense)	$(6,976,527)	$(6,859,891)	$(2,782,503)	$(10,707,432)	$(4,953,336)

Net loss	$(6,938,351)	$(5,988,530)	$(2,773,244)	$(10,688,312)	$(4,928,520)

Net loss per common share - basic and diluted	$(0.16)	$(0.15)	$(0.07)	$(0.29)	$(0.14)

Total assets	$23,350,903	$24,801,993	$29,835,133	$28,608,715	$39,655,601

Long-term obligations (1)	$288,889	$445,024	$182,100	$627,412	$715,107

Cash dividend declared per common share	-	-	-	-	-

(1)	Includes current portion of long-term obligations.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UQM is a developer and manufacturer of power dense, high efficiency electric motors, generators, power electronic controllers, and fuel cell compressors for the commercial truck, bus, automotive, marine, military, and industrial markets. We generate revenue from two principal activities: 1) the sale of motors, generators, electronic controls, and fuel cell compressors; and 2) research, development and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering service revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine, military, and industrial markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash balances to fund our operations for at least the next twelve months.

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are driving business development in the following ways:

•

We have created a well-defined, structured process to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, military and other targeted markets both domestically and internationally, particularly in China.

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately leading to volume production operations.

•	We improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the needs of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

In October 2015, we announced the introduction of the PowerPhase® HD(+) electric propulsion systems. The HD(+) is a major improvement in UQM’s motor system technology, offering an enhanced thermal path and an increase in continuous power of up to 25% for handling extreme duty drive cycles and steep grades for heavy duty vehicles.

In October 2015, we announced the signing of a ten year supply agreement (“Agreement”) with ITL Efficiency Corporation (“ITL”) in China. Over the term of the Agreement, revenues could exceed $400 million based on projected volume shipments. Production is expected to begin in early 2017 following development, test and certification programs during 2016, and timing will be dependent on the successful completion of the test and certification processes, followed by orders under the Agreement. We received the first purchase order under the Agreement for the initial 3,000 units which are expected to ship in calendar year 2017. We will manufacture our electric propulsion systems in Colorado through 2017 with plans to produce product in China beginning in calendar year 2018. Initially, the PowerPhase Pro® 135 electric propulsion system will be sold to address the 6-8 meter shuttle bus market in China, with larger delivery truck and transit bus applications slated to begin in early 2017 with the PowerPhase HD® 250 system.  Due to the fact of this new Agreement and that management believes the majority of sales of current PP135 inventory will be to ITL, at March 31, 2016, inventory of $6,840,170 was reclassified as a noncurrent asset on the Consolidated Balance Sheet representing that portion of inventory in excess of amounts expected to be sold in the next twelve months, given the parameters and expectations of the Agreement.

In November 2015, we announced that we closed an offering of common stock and warrants to certain institutional investors, raising net proceeds of $5.8 million.

In January 2016, we announced that Kalmar Motor AB in Sweden had successfully passed vehicle trials with major airlines using our propulsion system and plans on beginning production orders by mid-2016 using the PowerPhase® HD220, our heavy-duty commercial traction electric motor/controller system, for their TBL50 airplane tugs. Ground handling tugs play a vital role at airports by enabling large aircraft to be moved from their hangars to the passenger gate, as well as for pushback and other taxiing functions on the runway.

In April 2016, we announced entry into the South American market with a key business relationship in Colombia with Creatti Labs SAS, an electric vehicle integrator that is designing the next generation EV transportation systems for Colombia and other South American markets. We have begun collaboration with Creatti Labs on an electric transit bus platform for the major bus operators in Cali, Medellin and Bogota, which are the three main transportation systems in Colombia.

The Department of Energy grant that was awarded to us in 2010 expired on January 12, 2015.  Since the beginning of the grant program, we were reimbursed a total of $27.1 million through March 31, 2015.  These cumulative reimbursements have allowed us to achieve many milestones to support our business development efforts that we believe will lead to volume production opportunities.  First, we were able to relocate our headquarters and production operations to an approximate 130,000 square foot facility.  Within this modern facility, we were able to develop and install manufacturing capacity and infrastructure to build and test our state-of-the-art traction motors and controllers. We have installed a flexible manufacturing footprint that allows us to build both the large and smaller frame size motors and controllers at production capacity levels consistent with the growth targets of our current and potential customers.   Throughout the program, the DOE grant supported product validation and release activities for both passenger vehicle and heavy duty truck and bus platforms.  In addition, the grant assisted us in implementing all of the required processes and systems to certify our facility to the ISO/TS 16949 quality standard that is a requirement to be a supplier to the automotive industry.

With the expiration of the Grant, we launched and re-deployed resources from production engineering activities to several new internally funded projects aimed at developing and significantly improving our product portfolio. This led to a significant increase in research and development expenditures in fiscal year 2016, and we expect those resources to continue to be deployed on similar research and development activities in the future.

The funding from the DOE grant strengthened our position with regards to product validation and manufacturing capabilities.  This, in addition to the business development activities in place and the cash reserves we have to fund the operations for at least the next twelve months, makes us optimistic about the future of the Company.

Financial Condition

Cash and cash equivalents at March 31, 2016 were $7,030,230 and working capital was $8,765,522 compared with $6,585,703 and $15,605,555, respectively, at March 31, 2015. The increase in cash and cash equivalents was the result of our capital raise offset by operating losses.  Working capital decreased in fiscal year 2016 because we reclassified some inventory as non-current to reflect the timing of sales projections anticipated in our new long-term supply agreement with ITL.

Accounts receivable decreased $41,013 to $481,404 at March 31, 2016 from $522,417 at March 31, 2015. The decrease is primarily due to the timing of collections. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At both March 31, 2016 and 2015, we had an allowance for uncollectible accounts of zero.

Other receivable decreased to zero at March 31, 2016 from $855,000 at March 31, 2015 resulting from insurance proceeds received under a key-man life insurance policy.

Costs and estimated earnings on uncompleted contracts increased to $60,296 at March 31, 2016 versus $49,917 at March 31, 2015. The increase is due to timing of billings on certain contracts in process at March 31, 2016 versus March 31, 2015.

Total inventories decreased $242,612 to $9,111,441 at March 31, 2016 compared to $9,354,053 at March 31, 2015, reflecting shipments of PowerPhase Pro®   and PowerPhase HD®  propulsion systems.

Prepaid expenses and other current assets increased to $272,597 at March 31, 2016 from $266,448 at March 31, 2015, primarily due to higher levels of prepayments on software licenses outstanding at the end of the current fiscal year versus the prior fiscal year end.

We invested $144,522 for the acquisition of property and equipment during the fiscal year ended March 31, 2016 versus $558,755 during the fiscal year ended March 31, 2015. The decrease in capital expenditures is primarily attributable to decreased levels of investments in production equipment during the current fiscal year.  Cash reimbursements for capital assets under the Grant during the fiscal years ended March 31, 2016 and March 31, 2015 were zero and $371,140, respectively, due to the expiration of the Grant in fiscal year 2015.

Patent costs increased to $249,414 at March 31, 2016 compared to $239,043 at March 31, 2015 primarily due to capitalized costs associated with a new patent application partially offset by the amortization of capitalized patent costs.

Trademark costs decreased to $98,327 at March 31, 2016 compared to $102,823 at March 31, 2015 due to the amortization of capitalized trademark costs.

Accounts payable decreased $33,727 to $364,841 at March 31, 2016 from $398,568 at March 31, 2015, primarily due to the timing of vendor payments.

Other current liabilities decreased $559,536 to $985,435 at March 31, 2016 from $1,544,971 at March 31, 2015. The decrease is primarily attributable to the settlement of accrued vendor obligations at March 31, 2016.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased to $0 at March 31, 2016 versus $84,444 at March 31, 2015.  The decrease is due to timing of billings on certain contracts in process at March 31, 2016 versus March 31, 2015.

Other long-term liabilities decreased $156,135 to $288,889 at March 31, 2016 from $445,024 at March 31, 2015 due to the amortization of a license fee received from a customer under a ten-year cooperation agreement and revision of the executive employment agreements.

Common stock and additional paid-in capital increased to $483,303 and $128,103,861, respectively, at March 31, 2016 compared to $400,000 and $121,866,061 at March 31, 2015. The increases in common stock and additional paid-in capital were primarily attributable to the registered direct offering that took place in October, 2015 and the periodic expensing of non-cash share-based payments associated with grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations

Revenue

Product sales this fiscal year increased 43 percent to $4,592,852 compared to $3,218,616 for the fiscal year ended March 31, 2015, reflecting an increase in orders from our customers, both domestically and internationally. Product sales for the fiscal year ended March 31, 2015 decreased 48 percent to $3,218,616 compared to $6,136,305 for the fiscal year ended March 31, 2014. The decrease was primarily due a slow domestic market resulting in reduced orders from our customers.

Revenue from contract services decreased $83,181, or 10 percent, to $713,947 for the fiscal year ended March 31, 2016 versus $797,128 for the fiscal year ended March 31, 2015. This was driven by a change in mix of contracts in process during the current fiscal year and by decreased levels of customer funded research activities, which vary from period to period. Revenue from contract services decreased $112,767, or 12 percent, to $797,128 for the fiscal year ended March 31, 2015 versus $909,895 for the fiscal year ended March 31, 2014. This was driven by a change in mix of contracts in process and by decreased levels of customer funded research activities.

Gross Profit Margin

Gross profit margins on product sales this fiscal year decreased to 27 percent compared to 35 percent for fiscal 2015. The decrease is primarily due to a change in overhead absorption resulting from the termination of our DOE grant.  Gross profit margins on product sales for the fiscal year ended March 31, 2015 decreased to 35 percent compared to 41 percent for fiscal 2014. The decrease is primarily due to the decrease in overhead absorption as a result of lower volumes shipped during the fiscal year.

Gross profit margins on contract services increased to 8 percent this fiscal year compared to nil percent for the fiscal year ended March 31, 2015, reflecting a change in the mix of contracts in process in the current fiscal year. Gross profit margins on contract services for the fiscal year ended March 31, 2015 decreased to nil compared to 18 percent for the fiscal year ended March 31, 2014, reflecting a change in the mix of contracts in process.

Costs and Expenses

Research and development expenditures for the fiscal year ended March 31, 2016 were $3,459,746 compared to $1,131,159 and $219,887 for the fiscal years ended March 31, 2015 and 2014, respectively. Coincident with the contractual end of the DOE Grant on January 12, 2015, we launched and re-deployed resources to several new internally funded projects aimed at developing and significantly improving our product portfolio. The reallocation of expenses from production engineering to research and development led to the significant increase in research and development expenditures for fiscal years ending March 31, 2016 and 2015.

Production engineering costs were $0 for the fiscal year ended March 31, 2016 versus $3,406,923 and $4,644,646 for the prior two fiscal years, respectively.  With the expiration of the Grant, we re-deployed resources from production engineering activities to several new internally funded research and development activities, which led to the reduction in production engineering costs in the current fiscal year. The decrease for the fiscal year ended March 31, 2015 was attributable to decreased levels of product qualification and testing activities.

Reimbursement of costs under the DOE Grant were $0 in fiscal year 2016 versus $1,901,109 and $3,625,853 for each of the two prior fiscal years, respectively.  The decrease for the current fiscal is attributable to the expiration of the Grant which occurred during the fourth quarter of fiscal year 2015.  During the fiscal year ended March 31, 2014, we changed our cumulative estimate of reimbursable rates under the Grant which resulted in an increase in our reimbursement recorded for the year of $958,000.  Excluding this adjustment, reimbursements recorded during fiscal 2015 were 57 percent of production engineering expenditures versus 85 percent for the fiscal year ended March 31, 2014, reflecting a decrease in our estimated reimbursable overhead costs.

Selling, general and administrative expenses this fiscal year were $5,406,628 compared to $5,337,795 and $5,143,864 for the fiscal years ended March 31, 2015 and 2014, respectively. The increase this fiscal year is attributable to an increase in legal and business development expenses.  The increase for the fiscal year ended March 31, 2015 is attributable to higher marketing and business development expenses.

Other

Recovery of impaired assets was $585,800 for fiscal year ended March 31, 2016 and $0 for fiscal year ended March 31, 2015 compared to recovery of impaired assets of $868,475 for the fiscal year ended March 31, 2014.  During the fiscal year ended March 31, 2016, we reduced the carrying value of the accrued vendor settlement liability by $585,800, due to the settlement with a vendor.  During the fiscal year ended March 31, 2014, we recorded a reduction to our accrued import duties liability of $726,640 as a result of the ruling from the Department of Commerce that significantly reduced the amount of duties owed, and we reduced the carrying value of the accrued vendor settlement liability by $141,835, due to settlements with certain vendors during the year which were below the originally estimated amounts.

Interest income decreased to $8,122 for the current fiscal year compared to $12,306 and $1,787 for the fiscal years ended March 31, 2015 and 2014, respectively.  The decrease this fiscal year versus fiscal year 2015 is attributable to lower yields and lower levels of invested cash balances prior to the registered direct offering in October, 2015.  The increase for fiscal 2015 compared to fiscal 2014 is attributable to higher yields on invested cash balances.

Other income for the fiscal year ended March 31, 2016 was $30,054 versus $859,055 and $7,472 for the fiscal years ended March 31, 2015 and 2014, respectively. The decrease for fiscal year 2016 compared to fiscal year 2015 is attributable to insurance proceeds received under a key-man life insurance policy.

Net Loss

As a result, net loss for the fiscal year ended March 31, 2016 was $6,938,351, or $0.16 per common share, compared to a net loss of $5,988,530, or $0.15 per common share, and $2,773,244, or $0.07 per common share, for the fiscal years ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the fiscal year ended March 31, 2016 were adequate to meet operating needs. At March 31, 2016, we had cash and cash equivalents of $7,030,230 and working capital of $8,765,522 compared to $6,585,703 and $15,605,555 at March 31, 2015, respectively. Working capital declined as of March 31, 2016 because we reclassified some inventory as non-current to reflect the timing of sales projections anticipated in our new long-term supply agreement with ITL.

For the year ended March 31, 2016, net cash used in operating activities was $5,104,097 compared to net cash used in operating activities of $3,363,094 and $622,732 for the years ended March 31, 2015 and 2014, respectively. The increase in cash used in operating activities for the current fiscal year versus fiscal 2015 is primarily attributable to increased net losses due to the DOE Grant ending in the fourth quarter of fiscal 2015 and the settlement of a lawsuit.  The increase in cash used in operating activities for fiscal 2015 compared to fiscal 2014 is primarily attributable to increased net losses due to lower product sales revenue during fiscal 2015 and an adjustment recorded in fiscal year 2014 to our cumulative estimate of reimbursable rates under the Grant which resulted in a one-time pick-up of $958,000. These changes were partially offset by decreased levels of inventory and decreased levels of costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used in investing activities for the fiscal year ended March 31, 2016 was $176,625 compared to cash used by investing activities of $153,127 and cash provided by investing activities of $1,348,248 for the fiscal years ended March 31, 2015 and 2014, respectively.  The change for the current fiscal year is primarily due to decreased levels of net investments in property and equipment during the current year. The decrease in cash provided for the fiscal year ended March 31, 2015 versus fiscal 2014 was primarily due to higher levels of net investments in property and equipment during the current year, and proceeds from the sale of our former facility during fiscal 2014.

Net cash provided by financing activities was $5,725,249for the fiscal year ended March 31, 2016 versus cash used by financing activities of $145,188 for fiscal year 2015 and cash provided by financing activities of $4,993,697 for the fiscal year ended March 31, 2014. The change in cash provided in the current fiscal year was primarily attributable to the cash received by the registered direct offering in October, 2015. The change in cash used in financing activities in fiscal year 2015 was primarily attributable to completion of a follow-on offering during fiscal 2014.

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

If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. Based on our current level of operations, we believe we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2016:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$292,650	$292,650	$-	$-	$-
Executive employment agreements (1)	132,222	-	132,222	-	-
Total	$424,872	$292,650	$132,222	$—	$—

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

As of March 31, 2016, we had approximately $7.7 million of PowerPhase Pro® inventory originally purchased or manufactured for a former customer who subsequently filed for bankruptcy protection. We evaluate PowerPhase Pro® inventory separately from our other inventory to determine whether the inventory is impaired. We considered the following factors in our evaluation of the need for a reserve of the PowerPhase Pro®  inventory as of March 31, 2016, 2015 and 2014:

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

We believe the PowerPhase Pro® system is right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory is now being sold to other customers. We have analyzed sales forecasts of current and potential customers for this product, including the forecasts anticipated in the new long-term supply agreement with ITL, although at lower margins, and believe that there is sufficient market demand to consume the balance of the PowerPhase Pro® inventory currently on hand. We continue to sell this product at selling prices in excess of inventory cost and believe that we will be able to do so in the future. As of March 31, 2016 and 2015, no impairment of this inventory was recorded.

During the fiscal years ended March 31, 2016, 2015 and 2014, we recorded inventory impairments for obsolescence other than PowerPhase Pro® inventory of $9,906, $44,451 and $5,047, respectively.

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

Percentage of Completion Revenue Recognition on Long-term Contracts: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

We recognize revenue on development projects funded by our customers using the percentage-of-completion method. Under this method, contract services revenue is based on the percentage that costs incurred to date bear to management’s best estimate of the total costs to be incurred to complete the project. Many of these contracts involve the application of our technology to customers’ products and other applications with demanding specifications. Estimated costs for each project are developed by our engineering staff based upon a progression of technical tasks required to attain the project's objectives.  These estimates typically include the number of hours of work required by each category of personnel, the cost of subcontracts, materials and components, as well as costs for consultants and project related travel. These estimated costs are reviewed throughout the project and revised quarterly, if necessary, to accurately reflect our best estimate of the remaining costs necessary to complete the project. Management’s best estimates have sometimes been adversely impacted by unexpected technical challenges requiring additional analysis and redesign, failure of electronic components to operate in accordance with manufacturers published performance specifications, unexpected prototype failures requiring the purchase of additional parts, changes in actual overhead costs versus estimated overhead costs and a variety of other factors that may cause unforeseen delays and additional costs. It is reasonably likely that estimated project costs to complete the projects in process at March 31, 2016 could change materially in the future, and any modification of management’s current estimate of total project costs to be incurred could result in material changes in the profitability of affected projects or result in material losses on any affected projects.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheet of UQM Technologies, Inc. and subsidiaries as of March 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2016 and the results of  their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

June 7 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheet of UQM Technologies, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of operations,  stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of March 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

May 28, 2015

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Fiscal Year Ended March 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$7,030,230	$6,585,703
Accounts receivable	481,404	522,417
Other receivable	-	855,000
Costs and estimated earnings in excess of billings on uncompleted contracts	60,296	49,917
Inventories	2,271,271	9,354,053
Prepaid expenses and other current assets	272,597	266,448
Total current assets	10,115,798	17,633,538

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,089,332	7,037,200
	13,288,963	13,236,831
Less accumulated depreciation	(7,241,769)	(6,410,242)
Net property and equipment	6,047,194	6,826,589

Patent costs, net of accumulated amortization of $916,960 and $895,227, respectively	249,414	239,043

Trademark costs, net of accumulated amortization of $77,514 and $73,018, respectively	98,327	102,823

Noncurrent inventories	6,840,170	-

Total assets	$23,350,903	$24,801,993

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	Fiscal Year Ended March 31,
	2016	2015
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$364,841	$398,568
Other current liabilities	985,435	1,544,971
Billings in excess of costs and estimated earnings on uncompleted contracts	-	84,444
Total current liabilities	1,350,276	2,027,983

Other long-term liabilities	288,889	445,024

Total liabilities	1,639,165	2,473,007

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 and 50,000,000 shares authorized; 48,330,286 and 39,999,984 shares issued and outstanding, respectively	483,303	400,000
Additional paid-in capital	128,103,861	121,866,061
Accumulated deficit	(106,875,426)	(99,937,075)
Total stockholders’ equity	21,711,738	22,328,986

Total liabilities and stockholders’ equity	$23,350,903	$24,801,993

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenue:
Product sales	$4,592,852	$3,218,616	$6,136,305
Contract services	713,947	797,128	909,895
	5,306,799	4,015,744	7,046,200
Operating costs and expenses:
Costs of product sales	3,343,508	2,101,610	3,609,028
Costs of contract services	659,244	798,038	743,068
Research and development	3,459,746	1,131,159	219,887
Production engineering	-	3,406,923	4,644,646
Reimbursement of costs under DOE grant	-	(1,901,109)	(3,625,853)
Selling, general and administrative	5,406,628	5,337,795	5,143,864
Recovery of impaired assets	(585,800)	-	(868,475)
Loss (gain) on disposal of long- lived assets	-	1,219	(37,462)
	12,283,326	10,875,635	9,828,703

Loss before other income	(6,976,527)	(6,859,891)	(2,782,503)

Other income:
Interest income	8,122	12,306	1,787
Other	30,054	859,055	7,472
	38,176	871,361	9,259

Net loss	$(6,938,351)	$(5,988,530)	$(2,773,244)

Net loss per common share - basic and diluted	$(0.16)	$(0.15)	$(0.07)

Weighted average number of shares of common stock outstanding - basic and diluted	43,574,137	39,940,795	37,253,066

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity

Balances at April 1, 2013	36,664,097	$366,641	$115,573,331	$(91,175,301)	$24,764,671

Issuance of common stock under employee stock purchase plan	62,421	624	60,065	-	60,689
Issuance of common stock in follow-on offering, net of offering costs	2,864,872	28,649	4,883,284	-	4,911,933
Issuance of common stock under stock bonus plan	166,231	1,663	34,836	-	36,499
Issuance of common stock upon exercise of employee options	20,146	201	20,874	-	21,075
Compensation expense from employee and director stock option and common stock grants	-	-	753,372	-	753,372
Net loss	-	-	-	(2,773,244)	(2,773,244)
Balances at March 31, 2014	39,777,767	$397,778	$121,325,762	$(93,948,545)	$27,774,995

Issuance of common stock under employee stock purchase plan	12,052	120	21,935	-	22,055
Issuance of common stock under stock bonus plan	288,051	2,881	29,563	-	32,444
Issuance of common stock upon exercise of employee options	5,053	50	4,447	-	4,497
Retirement of vested shares	(82,939)	(829)	(170,911)	-	(171,740)
Compensation expense from employee and director stock option and common stock grants	-	-	655,265	-	655,265
Net loss	-	-	-	(5,988,530)	(5,988,530)
Balances at March 31, 2015	39,999,984	$400,000	$121,866,061	$(99,937,075)	$22,328,986

Issuance of common stock under employee stock purchase plan	62,932	$629	$38,748	$-	$39,377
Issuance of common stock under registered direct offering	8,000,000	80,000	5,698,463	-	5,778,463
Issuance of common stock under stock bonus plan	377,047	3,771	11,805	-	15,576
Common stock used for tax withholdings	(109,677)	(1,097)	(91,494)	-	(92,591)
Compensation expense from employee and director stock option and common stock grants	-	-	580,278	-	580,278
Net loss				(6,938,351)	(6,938,351)
Balances at March 31, 2016	48,330,286	$483,303	$128,103,861	$(106,875,426)	$21,711,738

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(6,938,351)	$(5,988,530)	$(2,773,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	950,145	1,061,312	1,136,021
Non-cash equity based compensation	595,854	687,709	789,871
Recovery of assets	(585,800)	-	(868,475)
Loss (gain) on disposal of long-lived assets	-	1,219	(37,462)
Impairment of inventories	9,906	44,451	5,047
Change in operating assets and liabilities:
Accounts receivable	41,013	328,080	1,218,971
Other receivable	855,000	(855,000)	-
Costs and estimated earnings on uncompleted contracts	(10,379)	291,338	(162,991)
Inventories	232,706	655,918	938,992
Prepaid expenses and other current assets	(6,149)	(2,460)	45,969
Accounts payable and other current liabilities	(7,463)	65,501	(470,119)
Billings in excess of costs and estimated earnings on uncompleted contracts	(84,444)	84,444	-
Other long-term liabilities	(156,135)	262,924	(445,312)
Net cash used in operating activities	(5,104,097)	(3,363,094)	(622,732)

Cash flows from investing activities:
Purchases of short-term investments	-	-	(593)
Maturities of short-term investments	-	63,029	-
Acquisition of property and equipment	(144,522)	(558,755)	(377,224)
Property and equipment reimbursements received from DOE under grant	-	371,140	215,754
Cash paid for patent and trademark fees	(32,103)	(28,541)	(54,721)
Cash proceeds from the sale of building and equipment	-	-	1,565,032
Net cash (used in) provided by investing activities	(176,625)	(153,127)	1,348,248

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	39,377	4,497	21,075
Cash received for exercise of employee options	-	22,055	60,689
Issuance of common stock in registered direct offering, net of offering costs	5,778,463	-	4,911,933
Payment of employee tax withholdings in exchange for return of common stock	(92,591)	(171,740)	-
Net cash provided by (used in) financing activities	5,725,249	(145,188)	4,993,697

Increase (decrease) in cash and cash equivalents	444,527	(3,661,409)	5,719,213
Cash and cash equivalents at beginning of period	6,585,703	10,247,112	4,527,899
Cash and cash equivalents at end of period	$7,030,230	$6,585,703	$10,247,112

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries are engaged in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Longmont, Colorado. Our revenue is derived primarily from product sales to customers in the commercial truck, bus, automotive, marine, military, and industrial markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability, together with our partners, to commercialize our products and technology.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

(c)  Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents.

We limit our cash and cash equivalents to high quality financial institutions in order to minimize our credit risk. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances and management believes our credit risk to be minimal.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(d)  Accounts Receivables

We extend unsecured credit to many of our customers following a review of the customers’ financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for uncollectable accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts receivable. At both March 31, 2016 and 2015, we had no allowance for doubtful accounts receivable. The following represents activity under our allowance for doubtful accounts receivable for the fiscal years ended March 31, 2016, 2015 and 2014:

Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts	Deductions	End of Year
Year ended March 31, 2016

Allowance for doubtful accounts- deducted from accounts receivable	$—	—	—	—	$—

Year ended March 31, 2015
Allowance for doubtful accounts- deducted from accounts receivable	$—	—	—	—	$—

Year ended March 31, 2014
Allowance for doubtful accounts- deducted from accounts receivable	$3,838,092	—	—	3,838,092	$—

(e)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We analyze slow-moving and excess inventory on a periodic basis and we charge directly to expense obsolete inventory items during the period we assess the value of such inventory to be impaired. For the fiscal years ended March 31, 2016, 2015 and 2014, we recognized impaired inventory of $9,906, $44,451 and $5,047, respectively. See Footnote 3.

(f)  Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with U.S. Department of Energy (“DOE”) grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal years ended March 31, 2016, 2015 and 2014 was $923,917, $1,040,499 and $1,098,622, respectively, and was reported in operating costs and expenses on the Consolidated Statements of Operations.

(g)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 8 years for patents, and 40 years for

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

trademarks. Amortization expense for the fiscal years ended March 31, 2016, 2015 and 2014 was $26,228, $20,813, and $37,399, respectively.

(h)   Impairment of Long-Lived Assets

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

(i)Product Warranties

Our warranty policy generally provides three months to four years of coverage depending on the product. We record a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products. For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available. The following is a summary of warranty activity for the fiscal years ended March 31, 2016, 2015 and 2014:

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts	Deductions (A)	End of Year
Year ended March 31, 2016
Accrued warranty cost	$184,920	102,247	-	(42,857)	$244,310

Year ended March 31, 2015
Accrued warranty cost	$175,661	73,678	-	(64,419)	$184,920

Year ended March 31, 2014
Accrued warranty cost	$77,393	164,567	-	(66,299)	$175,661

Note (A) Represents actual warranty payments for units covered under warranty

(j)  Revenue and Cost Recognition

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

(k)   Government Grants

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

(l)  Income Taxes

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

(n)  Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal Year Ended March 31,
	2016	2015	2014
Numerator:
Net loss	$(6,938,351)	$(5,988,530)	$(2,773,244)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	43,574,137	39,940,795	37,253,066

Net loss per common share - basic and diluted	$(0.16)	$(0.15)	$(0.07)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2016	2015	2014

Non-vested stock bonus plan shares	88,214	432,039	640,979
Stock options outstanding	2,561,769	3,006,009	3,342,627
Warrants to purchase common stock	5,489,733	1,489,733	1,489,733

(o)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, obsolescence reserves, and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(p)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are in the process of determining the impact of this guidance on our financial statements.

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

In July 2015, the FASB issued guidance on simplifying the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for years beginning after December 15, 2016, including interim periods within those fiscal years.  Prospective application is allowed as of the beginning of an interim or annual reporting period.  An entity is only required to disclose the nature of and reason for the change in accounting principle in the first interim and annual period of adoption.  We are in the process of determining the impact of this guidance on our financial statements.

In March 2016, the FASB issued guidance on improvements to employee share-based payment accounting for stock compensation.  The new standard addresses the topics of accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the Statement of Cash Flows when an employer

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

withholds shares for tax withholding purposes. This is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted within any interim or annual period.  Any adjustments should be reflective as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all the amendments in the same period.  We are in the process of determining the impact of this guidance on our financial statements.

(2)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2016 and March 31, 2015, the estimated period to complete contracts in process ranged from one to six months and one to thirteen months, respectively. We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	Fiscal Year Ended March 31,
	2016	2015
Costs incurred on uncompleted contracts	$2,607,764	$2,327,816
Estimated earnings	717,771	626,075
	3,325,535	2,953,891
Less billings to date	(3,265,239)	(2,988,418)

Contracts in process	$60,296	$(34,527)

Included in the accompanying Consolidated Balance Sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$60,296	$49,917
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(84,444)
Contracts in process	$60,296	$(34,527)

(3)  Inventories

Inventories consist of:

	Fiscal Year Ended March 31,
	2016	2015
Raw materials	$7,279,633	$7,261,568
Work-in-process	45,506	25,842
Finished products	1,786,302	2,066,643
	$9,111,441	$9,354,053

	Fiscal Year Ended March 31,
	2016	2015
Inventories- current	$2,271,271	$9,354,053
Inventories- noncurrent	6,840,170	-
	$9,111,441	$9,354,053

During the fiscal year ended March 31, 2016, the Company entered into a ten year supply agreement (“Agreement”) with ITL Efficiency Corporation (“ITL”) in China.  The Agreement anticipates that development, test and

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

certification programs will take place during calendar 2016, and that production will commence in early calendar 2017.  The Company also received a purchase order for the first 3,000 units which are planned to ship in calendar year 2017.  It is expected that the majority of the first 3,000 units shipped will be PP135 electric propulsion systems to address the 6-8 meter shuttle bus market in China.

Due to the fact of this new Agreement and that management believes the majority of sales of current PP135 inventory will be to ITL, at March 31, 2016, inventory of $6,840,170 was reclassified as a noncurrent asset on the Consolidated Balance Sheet representing that portion of inventory in excess of amounts expected to be sold in the next twelve months, given the parameters and expectations of the Agreement.

(4)  Patents and Trademarks

Patents owned by the Company had a gross carrying amount of $1,166,374 and $1,134,270, accumulated amortization of $916,960 and $895,227, and a net carrying amount of $249,414 and $239,043, at March 31, 2016 and 2015, respectively. Trademarks owned by the Company had a gross carrying amount of $175,841 and $175,841, accumulated amortization of $77,514 and $73,018, and a net carrying value of $98,327 and $102,823 at March 31, 2016 and 2015, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset.  The weighted-average period of amortization is 8 years for patents, and 40 years for trademarks.

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2017	$21,566	$4,496
2018	21,089	4,496
2019	17,347	4,496
2020	11,354	4,496
2021	8,627	4,496
Thereafter	169,431	75,847
	$249,414	$98,327

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The application of grant funds to the recorded value of eligible capital asset purchases under the Grant as of March 31, 2015 is as follows:

	March 31, 2015
	Purchase Cost	Grant Funding	Recorded Value
Land	$896,388	$448,194	$448,194
Building	9,906,736	4,953,368	4,953,368
Machinery and Equipment	8,462,961	4,231,480	4,231,481
	$19,266,085	$9,633,042	$9,633,043

(6)  Other Current Liabilities

Other current liabilities consist of:

	Fiscal Year Ended March 31,
	2016	2015
Accrued payroll and employee benefits	$141,544	$183,245
Accrued personal property and real estate taxes	174,260	208,162
Accrued warranty costs	244,310	184,920
Unearned revenue	79,956	37,000
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	774,974
Other	20,754	21,234
	$985,435	$1,544,971

(7)  Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its executive officers that expire on June 30, 2017.  The aggregate future base salary payable to the executive officers over their remaining terms is $1,347,975. The July, 2015 employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements.  These retention payments are being recorded over the required service period and as a result, we have recorded a liability of $132,222 at March 31, 2016.  As of March 31, 2015 we had a liability of $268,357 representing the potential future compensation payable under the retirement and voluntary termination provisions of the previous employment agreements of the Company’s officers. These retirement and voluntary termination provisions were eliminated from the employment agreements when they were renewed in July, 2015.

Lease Commitments

At March 31, 2016, there were no operating leases and there was no rental expense during the years ended March 31, 2016, 2015 and 2014.

Litigation

In November, 2015, we were notified that a supplier of electronic components under the former CODA automotive program had filed a lawsuit against us alleging breach of contract.  This lawsuit has been settled as of March 31, 2016 and we have adjusted our Consolidated Financial Statements accordingly.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(9)  Stockholders’ Equity

In February, 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Cash proceeds, net of offering costs, were $4,911,933. Warrants to acquire 1,489,733 shares of our common stock were outstanding at both March 31, 2016 and 2015.

In October, 2015, we completed a follow-on offering consisting of 8,000,000 shares of common stock, and common stock warrants to purchase 4,000,000 shares of our common stock.  The warrants have an exercise price of $1.31 per whole share of common stock and are exercisable for a period beginning April 30, 2016 through October 20, 2020.  Warrants from this offering to acquire 4,000,000 were outstanding at March 31, 2016. Cash proceeds, net of offering costs, were $5,778,463.

(10)  Stock-Based Compensation

Stock Option Plans

As of March 31, 2016, we had 2,100,000 shares of common stock authorized and 525,095 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).  The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of March 31, 2016, we had 1,000,000 shares of common stock authorized and 435,935 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of March 31, 2016, we had 2,254,994 shares of common stock authorized and there were 233,641 shares of common stock available for future grant under the Stock Plan.  Under the Stock Plan, shares of common stock may be granted to employees, key

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At March 31, 2016, we had 700,000 shares of common stock authorized and 232,666 shares of common stock available for issuance under the Stock Purchase Plan.

Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended March 31, 2016, 2015 and 2014 was insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended March 31, 2016, 2015 and 2014, were based on estimates at the date of grant as follows:

	Fiscal Year Ended March 31,
	2016		2015		2014

Weighted average estimated fair value of grant	$0.45	per option	$1.12	per option	$0.68	per option
Expected life (in years)	6.5	years	6.5	years	4.8	years
Risk free interest rate	2.05%		2.18%		2.30%
Expected volatility	79.03%		74.66%		73.91%
Expected dividend yield	0.00%		0.00%		0.00%

Total share-based compensation expense and the classification of these expenses for the last three fiscal years were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Costs of contract services	$6,345	$17,626	$18,738
Costs of product sales	15,301	27,696	40,559
Research and development	36,561	14,255	8,981
Production engineering	-	72,712	140,811
Selling, general and administrative	537,645	555,420	580,782
	$595,852	$687,709	$789,871

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Option Plans Activity

Additional information with respect to stock option activity during the year ended March 31, 2016 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2015	2,969,075	$1.79	5.5 years	$311,101
Granted	424,713	$0.66
Exercised	-	$-		$-
Forfeited	(832,019)	$2.43

Outstanding at March 31, 2016	2,561,769	$1.40	6.2 years	$-

Exercisable at March 31, 2016	2,107,828	$1.50	5.5 years	$-

Vested and expected to vest at March 31, 2016	2,534,662	$1.40	6.2 years	$-

Additional information with respect to stock option activity during the year ended March 31, 2015 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2014	3,330,575	$1.98	4.8 years	$2,931,885
Granted	369,287	$1.71
Exercised	(5,053)	$0.89		$6,720
Forfeited	(725,734)	$2.60

Outstanding at March 31, 2015	2,969,075	$1.79	5.5 years	$311,101

Exercisable at March 31, 2015	2,391,625	$1.91	4.6 years	$251,329

Vested and expected to vest at March 31, 2015	2,948,647	$1.79	5.5 years	$309,935

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

The weighted-average grant date fair value of options granted during the years ended March 31, 2016, 2015 and 2014 was $0.45, $1.12 and $0.68, respectively.

As of March 31, 2016, there was $210,378 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-six months.  The total fair value of stock options that vested during the years ended March 31, 2016, 2015 and 2014 was $414,981, $377,375 and $493,271, respectively.

Cash received by us upon the exercise of stock options for the years ended March 31, 2016, 2015 and 2014 was zero, $4,497 and $21,075, respectively. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of March 31, 2016, 2015 and 2014 and changes during the years ended March 31, 2016, 2015 and 2014 are presented below:

	Fiscal Year Ended March 31,
	2016		2015		2014
		Weighted- Average		Weighted- Average		Weighted- Average
	Shares Under	Grant Date	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Unvested at April 1	432,039	$1.26	640,979	$1.17	358,855	$1.22
Granted	23,600	$0.66	136,144	$1.71	452,195	$1.18
Vested	(362,411)	$1.22	(303,862)	$1.21	(166,231)	$1.34
Forfeited	(5,014)	$3.95	(41,222)	$1.28	(3,840)	$1.25
Unvested at March 31	88,214	$1.36	432,039	$1.26	640,979	$1.17

As of March 31, 2016, there was $56,104 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at March 31, 2016 is expected to be recognized over a weighted-average period of eight months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Purchase Plan Activity

During the years ended March 31, 2016, 2015 and 2014, we issued 62,932, 12,052 and 62,421 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the years ended March 31, 2016, 2015 and 2014 was $39,377, $22,055 and $60,689, respectively.

(11)  Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the fiscal years ended March 31, 2016, 2015 and 2014:

	Fiscal Year Ended March 31,
	2016		2015		2014
Customer A	$174,565	3%	$394,922	10%	$727,683	10%
Customer B	$480,454	9%	$160,000	4%	$323,000	5%
Customer C	$564,636	11%	$822,929	20%	$615,081	9%
Customer D	$625,947	12%	$479,678	12%	$880,145	12%
Customer E	$859,964	16%	$142,128	4%	$608,222	9%
Customer F	$1,075,861	20%	$32,771	1%	$-	-%

The following table summarizes accounts receivable from significant customers as of March 31, 2016 and 2015:

	Fiscal Year Ended March 31,
	2016	2015
Customer A	-%	2%
Customer B	20%	-%
Customer C	12%	24%
Customer D	32%	-%
Customer E	22%	11%
Customer F	-%	-%

(12)  Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Fiscal Year Ended March 31,
	2016	2015	2014
Computed "expected" tax benefit	$(2,359,039)	$(2,036,100)	$(942,903)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance for net deferred tax assets	2,495,540	2,489,012	875,016
Other, net	(136,501)	(452,912)	67,887
Income tax expense	$—	$—	$—

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary difference that give rise to significant portions of the net deferred tax asset are presented below:

	Fiscal Year Ended March 31,
	2016	2015
Deferred tax assets:
Research and development credit carry-forwards	$4,073	$4,073
Net operating loss carry-forwards	29,451,289	26,742,134
Deferred compensation	50,021	104,559
Property and equipment	133,085	131,440
Stock Compensation	981,829	993,216
Other	505,883	653,578
Total deferred tax assets	31,126,180	28,629,000

Deferred tax liabilities:
Intangible assets	54,666	53,023
Total deferred tax liabilities	54,666	53,023

Net deferred tax assets	31,071,514	28,575,977

Less valuation allowance	(31,071,514)	(28,575,977)

Deferred tax assets, net of valuation allowance	$—	$—

As of March 31, 2016 and March 31, 2015, respectively, we had net operating loss (“NOL”) carry-forwards of approximately $84.8 million and $77.4 million for U.S. income tax purposes that expire in varying amounts through 2036. Approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $31.1 million and $28.6 million at March 31, 2016 and 2015, respectively, relates principally to the uncertainty of the utilization of deferred tax assets in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

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

(13)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan (“401K Plan”) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $115,789, $117,222, and $132,471, for the years ended March 31, 2016, 2015, and 2014, respectively.

(14)  Interim Financial Data (Unaudited)

	Quarters Ended
	June 30,	September 30,	December 31,	March 31,
Fiscal year 2016
Sales	$740,529	$1,734,810	$1,327,172	$1,504,288
Gross profit	$98,285	$349,466	$465,283	$391,013
Net loss	$(2,224,251)	$(2,409,047)	$(1,374,134)	$(930,919)

Net loss per common share basic and diluted:	$(0.06)	$(0.06)	$(0.03)	$(0.01)

	Quarters Ended
	June 30,	September 30,	December 31,	March 31,
Fiscal year 2015
Sales	$1,019,548	$1,116,779	$835,635	$1,043,782
Gross profit	$407,286	$399,631	$174,165	$135,014
Net loss	$(1,310,037)	$(1,990,714)	$(1,371,465)	$(1,316,314)

Net loss per common share basic and diluted:	$(0.03)	$(0.05)	$(0.03)	$(0.04)

ITEM 9.        CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed August 14, 2015 and incorporated herein by reference, effective August 14, 2015, our board of directors dismissed Grant Thornton LLP, who was previously engaged as our principal accountant to audit our financial statements for the fiscal years ended March 31, 2014 and March 31, 2015, and effective August 14, 2015 we retained Hein & Associates LLP as our new independent accountants engaged as the principal accountant to audit our financial statements for the fiscal year ending March 31, 2016.

ITEM 9A.      CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on their evaluation as of March 31, 2016, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria described in the 1992 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 7, 2016

Joseph Mitchell	David I. Rosenthal
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings “Election of Directors”, “Management” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings “Executive Compensation”, “Option Grants during Fiscal Year 2015,” “Aggregate Option Exercises During Fiscal Year 2015,” “Option Values at the End of Fiscal Year 2015,” “Director Compensation,”  “Compensation discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading “Security Ownership of Certain Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, March 31, 2016 and March 31, 2015.

Consolidated Statements of Operations for the Years Ended March 31, 2016, 2015, and 2014.

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2016, 2015, and 2014.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2016, 2015, and 2014.

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 1(e) to the Consolidated Financial Statements above.

	3.	Exhibits:

3.1		Amended and Restated Articles of Incorporation as further amended.

3.2		Bylaws, as amended. Reference is made to Exhibit 3.2 of our Annual Report on Form 10-K filed May 30, 2014, which is incorporated herein by reference.

4.1		Specimen Stock Certificate. Reference is made to Exhibit 3.1 of our Registration Statement on Form 10 dated February 27, 1980, which is incorporated herein by reference.

4.2

Form of Common Stock Purchase Warrant (expiration August 5, 2018). Reference is made to Exhibit 4.1 of our current report on Form 8-K, filed February 5, 2014, which is incorporated herein by reference.

4.3

Form of Common Stock Purchase Warrant (expiration October 30, 2020). Reference is made to Exhibit 4.1 of our current report on Form 8-K, filed October 30, 2015, which is incorporated herein by reference.

10.1

Supply Agreement dated October 20, 2015 by and between ITL and UQM Technologies, Inc.  Reference is made to Exhibit 10.1 of our Form 8-K filed on October 26, 2015, which is incorporated herein by reference.

10.2

Employment Agreement dated as of January 5, 2016, between UQM and Joseph Mitchell. **   Reference is made to Exhibit 10.1 of our Form 8-K filed on January 5, 2016, which is incorporated herein by reference.

10.3

Employment Agreement dated July 20, 2015, between the Company and David I. Rosenthal. ** Reference is made to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on July 30, 2015, which is incorporated herein by reference.

10.4

Employment Agreement dated July 20, 2015, between the Company and Adrian P. Schaffer. **  Reference is made to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on July 30, 2015, which is incorporated herein by reference.

10.5

Employment Agreement dated July 20, 2015, between the Company and Josh M. Ley. ** Reference is made to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on July 30, 2015, which is incorporated herein by reference.

10.6

Form of Amendment to the Employment Agreements between UQM and each of David I. Rosenthal, Adrian P. Schaffer and Josh M. Ley.**   Reference is made to Exhibit 10.2 of our Form 8-K filed on January 5, 2016, which is incorporated herein by reference.

10.7	Stock Bonus Plan. ** Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.8	Amendment to UQM Technologies, Inc. Stock Bonus Plan dated May 9, 2012. ** Reference is made to Exhibit 10.22 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.9	Amendment to UQM Technologies, Inc. Stock Bonus Plan adopted August 13, 2014.** Reference is made to Appendix B of our Proxy Statement filed July 2, 2014, which is incorporated herein by reference.

10.10	UQM Technologies, Inc. 2012 Equity Incentive Plan adopted April 11, 2012.** Reference is made to Exhibit 10.19 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.11

Amendment to UQM Technologies, Inc. 2012 Equity Incentive Plan adopted August 13, 2014.** Reference is made to Appendix A of our Proxy Statement filed July 2, 2015, which is incorporated herein by reference.

10.12

Amended and Restated UQM Technologies, Inc. Employee Stock Purchase Plan. ** Reference is made to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-164705) filed on February 5, 2010, which is incorporated herein by reference.

10.13

UQM Technologies, Inc. Outside Director Stock Option Plan amended November 2, 2011. ** Reference is made to Exhibit 10.21 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.14	Form of Incentive Stock Option Agreement. ** Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.15	Form of Non-Qualified Stock Option Agreement. ** Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.16	Form of Restricted Stock Agreement, amended May 9, 2012. ** Reference is made to Exhibit 10.20 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of Hein & Associates, LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 7th day of June, 2016.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ JOSEPH MITCHELL
Joseph Mitchell
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board of Directors	June 7, 2016
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President and Chief Executive Officer	June 7, 2016
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Treasurer and Secretary (Principal Financial and Accounting Officer)	June 7, 2016
David I. Rosenthal

/s/STEPHEN J. ROY	Director	June 7, 2016
Stephen J. Roy

s/JOSEPH P. SELLINGER	Director	June 7, 2016
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	June 7, 2016
John E. Sztykiel