Form 10-K/A
UQM TECHNOLOGIES INC
filed 2016-07-25
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Do not check if a smaller reporting company)			Yes [ ] No [X]

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of September 30, 2015, based on the closing price of the Common Stock as reported by the NYSE MKT on such date, was approximately $25,838,504. As of July 21, 2016, there were 48,459,571 shares of the registrant’s Common Stock outstanding.

Explanatory Statement:

UQM Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the year ended March 31, 2016, initially filed with the U.S. Securities and Exchange Commission on June 7,  2016 (“Original Form 10-K”). This Form 10-K/A includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14). Our Original Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before July 31, 2016.

This Form 10-K/A only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K. No other items in the Original Form 10-K are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing other than (a) compensation decisions and award grants made following the end of the reported fiscal year and (b) reference to the proposed transaction announced by the Company on June 28, 2016, pursuant to which Hybrid Kinetic Group Limited would purchase 66.5 million shares of the Company’s stock for $47.9 million, subject to approval of the Company’s shareholders and other conditions and terms specified in the Stock Issuance and Purchase Agreement between the Company and a subsidiary of Hybrid Kinetic. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits (Item 15) to this Amendment No. 1 on Form 10-K/A.

i

PART III

Item 10.   Directors, Executive Officers And Corporate Governance

DIRECTORS

Pursuant to the bylaws of the Company, the board of directors or shareholders set the number of directors.  The board of directors currently consists of five members. The board of directors is not classified, and each director serves for a term of one year and thereafter until his successor is duly elected and qualified.  Below is a list of our directors, their ages, committee assignments and business experience.

Name	Age	Position with the Company	Officer or Director Since	Business Experience

Donald W. Vanlandingham	76	Chairman of the Board, Member of the Compensation and Benefits Committee and Member of the Governance and Nominating Committee	2003

Chairman of the board of directors of Ball Aerospace and Technologies Corporation, a wholly-owned subsidiary of Ball Corporation from 2002 to 2003; President and Chief Executive Officer of Ball Aerospace and Technologies Corporation from 1996 to 2002.

Joseph R. Mitchell	55	President and Chief Executive Officer	2012

President and CEO of UQM since January 2016. Interim President and CEO of UQM from July 2015 to January 2016.  Senior VP of Operations of UQM from June, 2012 to December 2015. Director of Quality, North America for A123 Systems, Inc. from March to May, 2012. Director of Operations and Quality – North American Hybrid Electric Drives for Continental Automotive from 2008 to February, 2012.

Stephen J. Roy	66	Director, Chairman of the Audit Committee and Member of the Compensation and Benefits Committee	2000	Principal, STL Capital Partners, LLC since 2002. Managing Director - Investment Banking for A. G. Edwards & Sons, Inc. from 1989 through 2002.

Joseph P. Sellinger	70	Director, Chairman of the Compensation and Benefits Committee, and Member of the Audit Committee and the Governance and Nominating Committee	2008	Vice President, Anheuser Busch Companies and Chairman, President and Chief Executive Officer of the Anheuser Busch Packaging Group from 2000 to 2006.

John E. Sztykiel	59	Director, Chairman of the Governance and Nominating Committee and Member of the Audit Committee	2012	President, Chief Executive Officer and Director, Spartan Motors, Inc. from 2002 to February 2015.

We have provided below information about each director’s specific experience, qualifications, attributes or skills that led our board of directors to conclude, in light of our business and corporate strategy, that such individual should serve as a director of the Company at the time of their election in September 2015.

Mr. Vanlandingham, our Chairman, has been an independent director of the Company for 13 years.  He brings many years of leadership and management experience as Chairman and Chief Executive Officer of a major technology and manufacturing company to his role on the Board.  With experience in overseeing development of technology and complex equipment with attention to development schedules, production, quality, business development and budgets, he brings valuable insight to the Board as it oversees the Company’s operations and strategy.

Mr. Mitchell is our President and Chief Executive Officer.  Mr. Mitchell has over 25 years of experience in the automotive sector with particular focus in operations and quality, and over 15 years of experience in hybrid electric automotive applications.  Mr. Mitchell brings operational and management experience specific to UQM’s business and is a recognized leader in the electric propulsion industry.

Mr. Roy has been an independent director of the Company for over 16 years.  With 30 years of investment banking experience and ten years’ experience as a principal and co-founder of a private equity business, Mr. Roy brings valuable insight to the Company in finance and accounting, capital markets, business analysis and strategy.  Mr. Roy has the financial background and skills to serve as an “audit committee financial expert.”

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

During the fiscal year ended March 31, 2016, the board of directors held twelve meetings. Each incumbent director attended or participated in more than 80 percent of the meetings of the board of directors and Board committees on which he served during the period he was a director.  Participation at meetings was sometimes by telephone, which is authorized under Colorado law.  The Company encourages directors to attend the Annual Meeting each year.  At the last Annual Meeting of Shareholders held September 24, 2015, all members of the board of directors attended.  The independent directors serving on the board of directors periodically meet as a group without management present.  None of the directors listed above have been involved during the last ten years in any legal proceedings that are material to an evaluation of the ability or integrity of that person to serve as a director of the Company.

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

Our board of directors is comprised of five directors, four of whom are independent directors.  All of our independent directors are highly accomplished and experienced business leaders in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes.

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

Code of Ethics

The Company has adopted a Code of Business Conduct Ethics that applies to all directors, officers, employees, consultants, representatives and agents. The Code of Business Conduct Ethics is available on our website at www.uqm.com  “Investors – Corporate Governance.”  If the Company makes any substantive amendments to the Code of Business Conduct Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Committees of the Board

Our Board has three standing committees - Audit, Compensation and Benefits, and Governance and Nominating.  Each of the Audit, Compensation and Benefits and Governance and Nominating committees is comprised entirely of independent directors and is led by a committee chair.  In connection with the Company’s strategic partnership exploration activities that eventually lead to the signing of the investment agreement with Hybrid Kinetic, the Board created a special committee of all four of its independent directors to oversee management’s efforts to identify a strategic partner and approve the terms of any such transaction.  All of our independent directors are encouraged to, and do, actively participate in the development of the Company’s business strategy in collaboration with the Chief Executive Officer and in the general oversight of the Company’s operations and financial affairs.

Mr. Roy serves as the committee chair of the Audit Committee. In this role, he exercises substantial influence and judgment over the Company’s financial affairs and financial reporting. The Audit Committee has a written charter adopted by the board of directors that specifies its duties including assisting the board of directors in its general oversight of the Company’s financial reporting, internal controls and audit functions, and its direct responsibility for the appointment, retention, compensation and oversight of the independent auditors.  A copy of the Company’s Audit Committee charter is available on our website at www.uqm.com  “Investors – Corporate Governance”.  The Audit Committee consists of three directors, Messrs. Roy, Sellinger and Sztykiel and met five times during Fiscal Year 2016.  All members of the Audit Committee are independent directors as defined in applicable rules of the NYSE MKT and the Securities and Exchange Commission (“SEC”).  The Board has determined that Mr. Roy meets the qualifications of an “audit committee financial expert” in accordance with SEC rules.  See also “Report of the Audit Committee” below.

Mr. Sztykiel serves as the committee chair of the Governance and Nominating Committee. In this role, he exercises substantial influence and judgment over the Company’s governance policies and the identification and evaluation of candidates for our board of directors.  The Governance and Nominating Committee considers such matters as whether the size and composition of the Board is appropriate in the context of the Company’s business operations, monitors and addresses issues related to corporate governance and suggests changes when it deems appropriate and oversees the annual assessment of Board performance.  The Governance and Nominating Committee has a written charter specifying its responsibilities.  See also “Selecting Nominees for Director” above. The Governance and Nominating Committee consists of three directors, Messrs. Sellinger, Sztykiel and Vanlandingham and met eight times during Fiscal Year 2016.  All members of the Governance and Nominating Committee are independent directors as defined in applicable rules of the NYSE MKT and the SEC.

Mr. Sellinger serves as the committee chair of the Compensation and Benefits Committee.  In this role, he exercises substantial influence and judgment over the Company’s compensation practices, particularly as it relates to the structure and competitiveness of the Company’s executive compensation.  The Compensation and Benefits Committee reviews the performance and compensation of the Company’s Chief Executive Officer and administers the 2012 Equity Incentive Plan, Employee Stock Purchase Plan, Non-Employee Director Stock Option Plan and Stock Bonus Plan.  The Compensation and Benefits Committee consists of three directors. Messrs. Roy, Sellinger and Vanlandingham, and met nine times during Fiscal Year 2016.  All members of the Compensation and Benefits Committee are independent directors as defined in applicable rules of the NYSE MKT and the SEC.  The Compensation and Benefits Committee has a written charter specifying its responsibilities which is available on our website at www.uqm.com  “Investors – Corporate Governance.”

Compensation and Benefits Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2016, the members of our Compensation and Benefits Committee were not officers or employees of the Company or its subsidiaries, were not former officers or employees of the Company or its subsidiaries and did not have any relationship with the Company or its subsidiaries or any interlocking relationships with other entities requiring disclosure.

MANAGEMENT

The executive officers of the Company are:

Name	Age	Position

Joseph R. Mitchell	55	President and Chief Executive Officer

David I. Rosenthal	61	Treasurer, Secretary and Chief Financial Officer

Adrian P. Schaffer	53	Vice President of Sales and Business Development

Josh M. Ley	41	Vice President of Engineering

On January 5, 2016, Joseph R. Mitchell was appointed our President and Chief Executive Officer in conjunction with already being appointed Chief Operating Officer on July 20, 2015.  Mr. Mitchell served as our interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.  Mr. Mitchell joined the Company on June 1, 2012 and served as Senior Vice President of Operations.  From March 2012 until joining the Company, Mr. Mitchell was Director of Quality, North America, for A123 Systems, Inc. Mr. Mitchell served as Director, Operations and Quality - North American Hybrid Electric Drives for Continental Automotive from January 2008 through March 2012. From January 2007 through January 2008, Mr. Mitchell served as Director of Operations and Hybrid Drive Segment Manager for Siemens VDO. Prior to that, Mr. Mitchell held a series of manufacturing and quality positions at Ballard Power Systems and Ford Motor Company.

David I. Rosenthal joined the Company as Treasurer, Secretary and Chief Financial Officer on May 1, 2013.  From March 2011 until joining the Company, Mr. Rosenthal was a Financial Consultant for start-up and turnaround companies. From February 2010 until February 2011, Mr. Rosenthal was Interim President and Chief Executive Officer of Cyanotech Corporation, a publicly-traded manufacturer of nutritional supplement products.  Mr. Rosenthal served as a director of Cyanotech from August 2000 until September 2011.  From May 2008 until March 2009, Mr. Rosenthal served as Chief Financial Officer for Hickory Farms and from June 2007 until November 2007 served as Chief Financial Officer of Sanz, Inc., both portfolio companies of the private equity firm Sun Capital Partners.

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

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as an executive officer. None of the executive officers listed above have been involved during the last ten years in any legal proceedings that are material to an evaluation of the ability of that person to serve as an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission.  The Company is required to report in this statement any failure to file timely reports with the Securities and Exchange Commission during Fiscal Year 2016.  Based solely on its review of Form 3, Form 4 and Form 5 filings, the Company believes that 10 of the 21 required reports were filed timely during Fiscal Year 2016.

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

The minimum base pay component of executive compensation is specified in employment agreements with our executive officers.  Bonus payments are performance-based payments that are payable annually in cash. Long-term equity-based incentive awards consist of shares of the Company’s common stock, stock options to acquire shares of the Company’s common stock or a combination of both.

Bonus payments and long-term incentive grants are determined by the Compensation and Benefits Committee based principally on objective criteria consisting of each executive officer’s achievement of personal and Company-wide goals.  Payments of bonus awards each fiscal year are based on a retrospective review of the prior fiscal year’s performance.  The amount of the cash bonus payment and long-term incentive grant for each executive is determined based on the Committee’s deliberations regarding attainment of individual and Company-wide goals by Company executives.  The Committee’s determination of the degree of attainment of these goals by each executive was subjective and based on the Committee’s deliberations.  The Compensation and Benefits Committee also annually reviews the base pay of our executive offices and may increase (but not decrease) the amount of base pay as specified in the respective employment agreement with each executive.

The Compensation and Benefits Committee is composed of three members of our board of directors, each of which is independent as defined in applicable rules of the NYSE MKT and the SEC.  The Compensation and Benefits Committee does not delegate its authority to establish executive compensation to any other persons.  The Compensation and Benefits Committee approved the total compensation (and each of the individual elements of compensation) for Joseph R. Mitchell, President and Chief Executive Officer.  The Committee also approved the compensation of the other named executive officers with input from the Chief Executive Officer.

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

The Compensation and Benefits Committee has reviewed all compensation policies and practices for executive officers and employees to determine if there is risk arising from such policies and practices that could reasonably have a material adverse effect on the Company. The Compensation and Benefits Committee reviews all aspects of performance in determining bonus awards and there are no specific threshold targets that increase bonuses.  In addition, the Company’s maximum bonus award in any year is limited to two times the target bonus, and the Company has to date never exceeded a bonus payout of more than 100% of the target.  Further, bonuses awarded may be recouped pursuant to our Clawback Policy.  Therefore, the Committee believes there is a low risk for any material adverse effect on the Company arising from compensation policies and practices.

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

2015 Say-on-Pay Advisory Vote

At our 2015 Annual Meeting of the Company’s shareholders, over 80% of the Company’s voting shareholders approved, on an advisory basis, the compensation of our named executive officers.  Our Compensation and Benefits Committee considered the results of the advisory vote on executive compensation, and made the changes to our executive compensation program including adoption of a clawback policy.  These changes are described in greater detail below.

Adoption of Compensation Clawback Policy

On July 7, 2015, our Board of Directors adopted the UQM Technologies, Inc. Clawback Policy.  This clawback policy allows us to recoup executive incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws.   The clawback policy applies to all forms of incentive compensation previously granted to executive officers, including stock options, cash bonuses, and restricted stock, that were granted during the three years prior to any accounting restatement.

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

During the fiscal year ended March 31, 2016, the Compensation and Benefits Committee increased annual base salary for each executive by approximately 3.3%. Mr. Mitchell received an additional annual base salary increase of 47% because of his promotion to President and Chief Executive Officer on January 5, 2016.  Mr. Ley received an additional annual base salary increase of 36% due to his promotion of Vice President of Engineering. These increases consisted of cost of living and merit based adjustments.

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

Name of Executive Officer	Target Bonus Percentage
Joseph R. Mitchell(1)	75%
Eric R. Ridenour(2)	100%
David I. Rosenthal	40%
Adrian P. Schaffer	30%
Josh M. Ley	25%

(1) Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.
(2) Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

Actual cash bonus payments may either exceed or be less than the target level based on the Compensation and Benefit Committee’s judgment as to whether individual and Company-wide goals were met, exceeded or partially-met, subject to a maximum bonus award in any year of two times the target bonus.

For Fiscal Year 2016, cash bonuses paid to executive officers as a percentage of their base salary, were as follows:

Name of Executive Officer	Bonus Percentage Paid
Joseph R. Mitchell(1)	42.75%
Eric R. Ridenour(2)	-
David I. Rosenthal	22.80%
Adrian P. Schaffer	17.10%
Josh M. Ley	14.25%

(1)    Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.

(2)    Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

The principal Company-wide goals for Fiscal Year 2016 used by the Compensation and Benefits Committee for purposes of determining bonus payments included solidifying the Company’s base revenue, maintaining and improving gross margins, securing a long-term supply contract, controlling the rate of cash outflows with cost management and efficiencies, product innovation and product quality.  In reviewing management’s performance at the end of Fiscal Year 2016 against the goals, the Compensation and Benefits Committee noted management’s success in securing a long-term supply agreement and controlling cash outflows, and its less satisfactory performance in solidifying base revenue and adding new growth opportunities.  Based on this performance, the Compensation and Benefits Committee determined that a cash bonus of 57% of the target level be awarded to the executives.

When the Company entered into new employment agreements with its named executive officers in July 2015, it agreed to provide retention bonuses to its named executive officers to incent them to remain employees of the Company while it explored strategic alternatives which eventually led to the execution of the stock issuance and purchase agreement with Hybrid Kinetic Group Limited.  If the executive remains an employee of the Company continuously through June 30, 2017, he will be paid a cash bonus after that date in the amount specified in his respective employment agreement.

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

Name of Executive Officer	Target Long-Term Incentive Compensation
Joseph R. Mitchell(1)	100%
Eric R. Ridenour(2)	100%
David I. Rosenthal	65%
Adrian P. Schaffer	50%
Josh M. Ley	50%

(1)    Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016. During 2015, Mr. Mitchell’s target was 55% which was increased to 100% when he became President and Chief Executive Officer on January 5, 2016.

(2)    Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

The Compensation and Benefits Committee evaluated the performance of the executives against the Company goals and determined that the executives be awarded long-term incentive compensation for Fiscal Year 2015 performance at 40% of the target level.    The fair value of long-term incentive compensation awards granted to executive officers in early Fiscal Year 2016 for their performance against Fiscal Year 2015 goals, as a percentage of their base salary, were as follows:

Name of Executive Officer	Actual Long-Term Incentive Compensation Percentage Awarded	Stock Options # of Shares
Joseph R. Mitchell(1)	22%	67,808
Eric R. Ridenour(2)	0%	-
David I. Rosenthal	26%	85,836
Adrian P. Schaffer	20%	58,630
Josh M. Ley	20%	47,945

(1)    Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.

(2)    Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

The Compensation and Benefits Committee reviewed Fiscal Year 2016 performance in July 2016 and determined to award long-term incentive compensation to the executive officers for Fiscal Year 2016 performance at 57% of the target level.  The fair value of long-term incentive compensation awards granted to executive officers in early Fiscal Year 2017 for their performance against Fiscal Year 2016 goals, as a percentage of their base salary, were as follows:

Name of Executive Officer	Actual Long-Term Incentive Compensation Percentage Awarded	Stock Options # of Shares	Stock Shares # of Shares
Joseph R. Mitchell	57.0%	199,856	41,493
David I. Rosenthal	37.1%	97,717	20,287
Adrian P. Schaffer	28.5%	66,746	13,857
Josh M. Ley	28.5%	52,992	11,002

Employment Agreements

Each of our executive officers has employment agreements with the Company, as described below.  The agreements provide for compensation in the form of annual base salary, which cannot be decreased during the term of the agreement without the consent of the executive, a monthly automobile allowance, the opportunity for cash bonuses, stock awards and stock options and employee benefits available to other Company employees.  The agreements also provide for potential payments upon termination without cause, termination upon a change in control, disability or death.  See “Employment Agreements.”

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

Executive Compensation

The following tables and narrative discuss the compensation of our Chief Executive Officer, Chief Financial Officer and other highly compensated officers determined under the Securities and Exchange Commission rules for compensation earned or paid in Fiscal Years ended on March 31, 2016, 2015 and 2014.  These persons are referred to as our named executive officers.

Summary Compensation Table Fiscal Year Ended March 31, 2016

Name and						All other
Principal	Fiscal			Stock	Option	compen-
Position	year ended	Salary	Bonus	awards(4)	awards(4)	sation(6)		Total
		($)	($)	($)	($)	($)		($)

Joseph R. Mitchell	2016	265,280	141,000	21,576	103,925	19,576		551,357
President and Chief	2015	220,000	17,000	-	32,548	19,456		289,004
Executive Officer(1)	2014	204,375	38,188	22,550	33,828	26,804		325,745

Eric R. Ridenour	2016	137,922	-	-	-	464,203	(5)	602,125
Former President and	2015	447,000	112,000	-	-	12,595		571,595
Chief Executive Officer(2)	2014	445,625	245,850	98,340	147,509	13,086		950,410

David I. Rosenthal
Treasurer, Secretary	2016	247,326	57,000	10,549	50,813	15,011		380,699
And Chief Financial	2015	240,250	15,000	-	41,201	14,703		311,154
Officer	2014	215,416	51,700	33,605	50,408	12,070		363,199

Adrian P. Schaffer	2016	219,618	37,800	7,206	34,708	14,204		313,536
Vice President of Sales	2015	213,250	13,500	-	28,142	13,409		268,301
and Business Development	2014	207,375	28,600	22,880	34,320	13,624		306,799

Josh M. Ley	2016	175,000	25,000	5,721	27,556	15,314		248,591
Vice President of	2015	123,376	11,000	-	23,014	5,149		162,539
Engineering(3)

(1)    Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.

(2)    Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

(3)    Mr. Ley was appointed Vice President of Engineering on March 4, 2015. Prior to that, Mr. Ley served as Motor Group Manager and Motor Magnetics Design Engineer.

(4)    The amounts reported in the stock and option awards’ columns represent the aggregate grant date fair value computed pursuant to FASB ASC Topic 718 in the Company’s financial statements, not reduced by the estimated forfeiture rate.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

(5)    Mr. Ridenour's employment with the Company ended on July 20, 2015. Per his employment agreement, he was entitled to a severance payment of $460,410 equal to one year’s salary.

(6)    Amounts reported in the all other compensation column above are comprised of the following items:

All Other Compensation

					Moving,
					professional
	Fiscal	401(k) plan		Employer	dues,
	Year	matching	Automobile	paid life	education
Name	ended	contributions	allowance	insurance(3)	& other		Total
		($)	($)	($)	($)		($)

Joseph R. Mitchell (1)	2016	7,992	9,720	1,864	-		19,576
	2015	7,806	9,720	1,930	-		19,456
	2014	7,627	9,720	1,509	7,948	(4)	26,804
Eric R. Ridenour (2)	2016	-	2,835	958	460,410	(5)	464,203
	2015	-	9,720	2,875	-		12,595
	2014	-	9,720	3,291	75		13,086
David I. Rosenthal	2016	3,294	9,720	1,997	-		15,011
	2015	2,916	9,720	2,067	-		14,703
	2014	2,152	8,910	1,008	-		12,070
Adrian P. Schaffer	2016	2,925	9,720	1,559	-		14,204
	2015	2,130	9,720	1,559	-		13,409
	2014	2,425	9,720	1,479	-		13,624
Josh M. Ley	2016	5,594	9,720	-	-		15,314
	2015	4,339	810	-	-		5,149

(1)    Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.

(2)    Mr. Ridenour was the Company’s President and Chief Executive Officer until July 20, 2015.

(3)    Premiums paid by the Company on Company-owned insurance policies to insure the salary continuation provisions contained in executive employment agreements which provide for the payment of three years annual base salary to the estate of the executive in the event of his death during the term of the employment agreement.

(4)    Includes income tax gross-ups on moving and temporary living expenses of $7,469.

(5)    Mr. Ridenour's employment with the Company ended on July 20, 2015. Per his employment agreement, he was entitled to a severance payment of $460,410 equal to one year’s salary.

Grants of Plan-Based Awards During Fiscal Year Ended March 31, 2016

			All other
			option		Grant
		All other	awards:		date fair
		stock	Number of	Exercise	value of
		awards:	securities	price of	stock and
	Grant	Number of	underlying	option	option
Name	date	shares of stock(1)	options(2)	awards	awards(3)
		(#)	(#)	($/Sh)	($)

Joseph R. Mitchell	9/24/2015	-	67,808	0.66	32,548
David I. Rosenthal	9/24/2015	-	85,836	0.66	41,201
Adrian P. Schaffer	9/24/2015	-	58,630	0.66	28,142
Josh M. Ley	9/24/2015	-	47,945	0.66	23,014

(1)    Represents awards granted under the UQM Technologies, Inc. Stock Bonus Plan. The fair value of the shares granted is calculated using the closing price of our common stock on the date of grant.

(2)    Represents stock option awards granted under the UQM Technologies, Inc. 2012 Equity Incentive Plan, as amended.

(3)    The grant date fair value is the amount computed under FASB ASC Topic 718. The fair value of stock options is computed utilizing the Black-Scholes-Merton pricing model.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Outstanding Equity Awards at March 31, 2016

	Option awards						Stock awards
	Number		Number						Market
	of securities		of securities				Number		value
	underlying		underlying				of shares		of shares
	unexercised		unexercised		Option	Option	of stock		of stock
	options		options		exercise	expiration	that have		that have
Name	exercisable		unexercisable		price	date	not vested		not vested(10)
	(#)		(#)		($)		(#)		($)

Joseph R. Mitchell (1)	-		67,808	(4)	0.66	9/23/2025
	9,093		18,185	(5)	1.71	8/18/2024	8,792	(7)	5,012
	-		-		n/a	n/a	6,061	(8)	3,455
	-		-		n/a	n/a	8,000	(9)	4,560
	24,193		-		0.89	7/11/2022
	25,000		-		1.03	5/31/2022
Eric R. Ridenour (2)	118,959	(3)	-		1.71	8/18/2024
	411,290	(3)	-		0.89	7/11/2022
	125,000		-		2.40	6/30/2021
	130,719		-		2.21	8/31/2020
David I. Rosenthal	-		85,836	(4)	0.66	9/23/2025
	13,550		27,101	(5)	1.71	8/18/2024	13,101	(7)	7,468
	-		-		n/a	n/a	4,802	(8)	2,737
	-		-		n/a	n/a	3,636	(9)	2,073
	9,333		4,667	(6)	0.69	4/30/2018	3,667	(5)	2,090
Adrian P. Schaffer	-		58,630	(4)	0.66	9/23/2025
	9,226		18,451	(5)	1.71	8/18/2024	8,920	(7)	5,084
	-		-		n/a	n/a	6,152	(8)	3,506
	-		-		n/a	n/a	8,120	(9)	4,628
	71,854		-		0.89	7/11/2022
	25,000		-		2.10	11/1/2021
Josh M. Ley	-		47,945	(4)	0.66	9/23/2025
	2,662		5,324	(5)	1.71	8/18/2024
	-		-		n/a	n/a	2,560	(7)	1,459
	26,935		-		0.89	7/11/2022
	6,250		-		2.40	6/30/2021
	5,388		-		2.63	8/12/2020
	2,803		-		4.73	11/2/2019
	5,742		-		2.18	7/22/2018
	2,093		-		3.57	8/21/2017

(1)	Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.
(2)	Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.
(3)	Per Mr. Ridenour's employment agreement, all unvested restricted stock and options vested upon the termination of his employment on July 20, 2015.
(4)	These unexercisable options were granted on September 24, 2015. One-third of the options will vest over the next three years starting on September 24, 2016.
(5)

These unexercisable options were granted on August 19, 2014. One-third of the options have vested as of March 31, 2016, an additional one-third of the options are scheduled to vest on August 19, 2016 and August 19, 2017.

(6)

These restricted shares were granted on August 19, 2014.  One-third of the options have vested as of March 31, 2016, an additional one-third of the options are scheduled to vest on August 19, 2016 and August 19, 2017.

(7)

These restricted shares were granted on August 19, 2014. One-third of the options have vested as of March 31, 2016, an additional one-third of the options are scheduled to vest on August 19, 2016 and August 19, 2017.

(8)	The restricted shares were granted on August 1, 2013. Two-thirds of the shares have vested as of March 31, 2016, the remaining one-third of the shares vested on July 9, 2016.
(9)	The restricted shares were granted on July 9, 2013. Two-thirds of the shares have vested as of March 31, 2016, the remaining one-third of the shares vested on July 9, 2016.
(10)	The market value has been determined based on the closing price of Company common stock on March 31, 2016 of $0.57 per share.

Option Exercises and Stock Vested During Fiscal Year Ended March 31, 2016

	Option awards		Stock awards
	Number		Number
	of shares	Value	of shares	Value
	acquired	realized on	acquired	realized
Name	on exercise	exercise	on vesting	on vesting
	(#)	($)	(#)	($)

Joseph R. Mitchell	-	-	22,201	17,928

Eric R. Ridenour(1)	-	-	243,780	207,935

David I. Rosenthal	-	-	18,653	14,943

Adrian P. Schaffer	-	-	29,855	24,825

Josh M. Ley	-	-	2,560	2,176

(1) Mr. Ridenour served as the Company’s President and Chief Executive Officer until July 20, 2015.

EMPLOYMENT AGREEMENTS

We have employment agreements with each of our named executive officers as described below.

Current Named Executive Officers

On July 20, 2015, the Company entered into employment agreements with Messrs. Mitchell, Rosenthal, Schaffer and Ley, which continue through June 30, 2017. When Mr. Mitchell was appointed our President and Chief Executive Officer on January 5, 2016, we entered into a new employment agreement with Mr. Mitchell and amended the employment agreements with each of Messrs. Rosenthal, Schaffer and Ley to revise the non-competition and non-solicitation obligations and the change of control definition to match what was contained in Mr. Mitchell’s employment agreement.  The agreements for these officers contain certain severance provisions, including severance provisions arising from a change in control of the Company.

The agreements also contain a special retention bonus.  If the executive remains an employee of the Company continuously through June 30, 2017, the Company shall pay Mr. Mitchell $100,000, Mr. Rosenthal $100,000, Mr. Schaffer $75,000 and Mr. Ley $75,000.

If the executive’s employment is terminated by the Company without cause, other than upon a change in control event, the executive will be paid a lump sum equal to six months’ base salary (twelve months’ base salary in the case of Mr. Mitchell).

Mr. Ridenour

The term of Mr. Ridenour’s employment agreement ended on July 20, 2015, the last day of his employment with the Company.  Pursuant to the terms of his agreement, upon termination of his employment without cause, Mr. Ridenour was entitled to receive a lump sum payment equal to one year’s salary.

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

Change in Control

In the event of a change in control, all stock options and bonus stock awards held by executive officers become immediately vested under the terms of the employment agreements.  In addition, upon a termination of the executive officer’s employment (or a material diminution to his responsibilities or other material changes) within twelve months following a change of control, the executive will receive a lump sum equal to one year’s base salary (two years’ base salary in the case of Mr. Mitchell), a cash bonus (equal to two times the average of the annual cash bonus paid for the preceding three fiscal years), and two times his respective retention bonus.    For purposes of the agreements, a change in control generally means any merger, reorganization, sale of substantially all Company assets, liquidation, a change in the composition of the Company’s board of directors as defined in the employment agreement and any other transaction that the board of directors determines by resolution to be a corporate transaction.  Consummation of the announced transaction with Hybrid Kinetic would constitute a change of control pursuant to the terms of the agreements.

Other Provisions

The employment agreements have customary confidentiality obligations.  The employment agreements further provide that the executive, for a period of one year after the term of his respective employment agreement, will not become affiliated with any person, firm or corporation whose business is similar to or in competition with the Company and for a period of one year (in the case of Mr. Mitchell) or six months (in the case of the other executives) after termination of the executive’s employment agreement, to not induce or attempt to induce any employee of the Company to leave the employ of the Company; nor will the executive induce or attempt to induce any customer, supplier or licensee to cease doing business with the Company.

PAYMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our current executive employment agreements provide compensation to Messrs. Mitchell, Rosenthal, Schaffer and Ley in the event of a termination of employment, including termination of employment (or deemed termination) following a change in control.  Mr. Ridenour’s agreement, which was terminated on July 20, 2015, had similar provisions as well as payment upon voluntary termination by Mr. Ridenour.  The tables below show the potential payments or benefits upon a termination or change in control for each of the Company’s executive officers assuming the triggering event took place on March 31, 2016.  The closing price per share of our common stock on the last trading day prior to March 31, 2016 was $0.57.  Actual amounts can only be determined at the date of the triggering event.  The amount of acceleration of unvested equity awards represents the intrinsic value of in-the-money non-vested stock options and non-vested stock awards as of March 31, 2016 that would vest upon termination or change in control.

		Termination		Termination
	Termination	by us		due to a
	by us for	without	Termination	change in
	cause	cause	due to death	control
	($)	($)	($)	($)
Joseph R. Mitchell:
Base Salary/Severance	-	330,000	165,000	920,125
Life Insurance Proceeds	-	-	990,000	-
Acceleration of unvested
equity awards	-	-	9,073	13,026
Total	-	330,000	1,164,073	933,151

David I. Rosenthal:
Base Salary/Severance	-	124,115	124,115	492,697
Life Insurance Proceeds	-	-	744,690	-
Acceleration of unvested
equity awards	-	-	7,700	14,368

Total	-	124,115	876,505	507,064

Adrian P. Schaffer:
Base Salary/Severance	-	110,210	110,210	422,070
Life Insurance Proceeds	-	-	661,260	-
Acceleration of unvested
equity awards	-	-	12,339	13,219

Total	-	110,210	783,809	435,289

Josh M. Ley:
Base Salary/Severance	-	87,500	87,500	342,816
Life Insurance Proceeds (1)	-	-	-	-
Acceleration of unvested
equity awards	-	-	1,094	1,459

Total	-	87,500	88,594	344,275

(1)    Pursuant to Mr. Ley’s employment agreement, he is entitled to have a life insurance policy in place with beneficiary coverage in the amount equal to three times his then current base salary.  This policy is in the process of being finalized.

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

For Fiscal Year 2016, directors of the Company who are not employees may elect to receive an annual retainer of $35,000 in cash or the grant of options with an exercise period of ten years to acquire that number of shares of the Company’s common stock that is equivalent to $35,000 as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant or a combination of cash and options that together have a fair value of $35,000.  Options granted under the plan vest immediately. In addition, the Chairman of the Board of Directors receives an additional annual cash retainer of $9,000 and the Chairman of the Compensation and Benefits Committee, the Chairman of the Audit Committee and the Chairman of the Governance and Nominating Committee each receive an additional annual cash retainer of $5,000 each.

Non-employee directors also receive each year shares with a fair value of $14,000 on the date of grant, except for the Chairman of the Board who receives shares with a fair value of $17,000 on the date of grant.  These shares vest immediately.  In addition, each non-employee director receives a stock option for that number of shares of the Company’s common stock that is equivalent to $21,000, or $26,000 in the case of the Chairman of the Board, as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant.  Options granted under this component of director compensation vest immediately. In Fiscal Year 2016, the directors received shares equal to 40% of the dollar values noted above.

In addition, each non-employee director upon his initial election to the Board is awarded 2,000 shares of the Company’s common stock at a purchase price of $0.01 per share.  Directors who are employees of the Company are not entitled to additional compensation for their service as directors.  Accordingly, Mr. Mitchell did not receive additional compensation for his service as a director, and Mr. Ridenour did not receive additional compensation for his service as a director prior to his resignation on July 24, 2015.

The following table sets forth information concerning remuneration paid to directors of the Company during Fiscal Year 2016:

Non-Employee Director Compensation Fiscal Year Ended March 31, 2016

	Fees earned
	or paid in		Stock	Option	All other
Name	cash		awards (1)	awards (1)	compensation	Total
	($)		($)	($)	($)	($)

Donald W. Vanlandingham	47,333		4,488	6,825	-	58,646

Stephen J. Roy	40,000		3,696	5,513	-	49,208

Joseph P. Sellinger	36,667		3,696	5,513	-	45,875

John E. Sztykiel	67,000	(2)	3,696	5,513	-	76,208

(1)    The amount reported is the aggregate grant date fair value computed under FASB ASC Topic 718.  The fair value of stock options is computed utilizing the Black-Scholes-Merton pricing model.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2016. Stock and option awards vest in full on the date of grant.

(2)    Includes $27,000 of compensation for additional services at the assignment of the Board of Directors related to the transition of the Chief Executive Officer.

The table below shows the aggregate number of shares of common stock granted under the Stock Bonus Plan held by each non-employee director as of March 31, 2016:

Number of
Name	common shares

Donald W. Vanlandingham	58,710

Stephen J. Roy	56,545

Joseph P. Sellinger	54,188

John E. Sztykiel	29,916

The table below shows the aggregate number of options held by each non-employee director as of March 31, 2016:

		Number of	Option	Option
		options	exercise	expiration
	Grant date	outstanding	price	date

Donald W. Vanlandingham	9/24/2015	16,250	$0.66	9/23/2025
	8/19/2014	13,240	$1.71	8/18/2024
	8/7/2013	14,383	$1.19	8/6/2023
	8/3/2011	58,095	$2.04	8/2/2018
	8/13/2010	48,413	$2.63	8/12/2016
		150,381
Stephen J. Roy	9/24/2015	13,125	$0.66	9/23/2025
	8/19/2014	10,694	$1.71	8/18/2024
	8/7/2013	14,383	$1.19	8/6/2023
	8/8/2012	51,220	$0.79	8/7/2019
	8/13/2010	14,789	$2.63	8/12/2018
		104,211
Joseph P. Sellinger	9/24/2015	13,125	$0.66	9/23/2025
	8/19/2014	10,694	$1.71	8/18/2024
	8/7/2013	14,383	$1.19	8/6/2023
	8/8/2012	56,757	$0.79	8/7/2017
	8/3/2011	17,073	$2.04	8/2/2021
	11/3/2009	12,111	$4.73	11/2/2019
		124,143
John E. Sztykiel	9/24/2015	13,125	$0.66	9/23/2025
	8/19/2014	10,694	$1.71	8/18/2024
	8/7/2013	14,383	$1.19	8/6/2023
	11/1/2012	36,741	$0.88	10/31/2017
		74,943

The board of directors determines the total amount of the annual retainer, bonus share award and stock option award payable to non-employee members of the board of directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table shows the ownership of the Company’s $0.01 par value common stock by (i) beneficial owners of five percent or more of the Company’s common stock, (ii) each director, (iii) each of our named executive officers and (iv) all directors and named executive officers as a group, as of July 31, 2016.  Unless otherwise noted, each shareholder’s address is the address of the Company and exercises sole voting and investment power with respect to the shares beneficially owned.

	Shares Owned
Name of Beneficial Owner	Number of Common Shares	Percent of Class (1)
GDC Green Dolphin, LLC, 1 N. Wacker Drive, Suite 2500, Chicago, Illinois 60606	3,148,523	6.3%
Joseph R. Mitchell	171,839	*
David I. Rosenthal	114,136	*
Adrian P. Schaffer	207,240	*
Josh M. Ley	95,764	*
Donald W. Vanlandingham	261,091	*
Stephen J. Roy	167,756	*
Joseph P. Sellinger	178,331	*
John E. Sztykiel	104,859	*
Director and Named Executive Officers as a Group (eight persons)	1,301,015	2.6%
* Less than 1%

(1)    Calculated separately for each holder on the basis of the actual number of outstanding shares as of July 21, 2016.  Assumes that shares issuable upon exercise of options and warrants held by such person (but not by anyone else) and exercisable within 60 days have been issued as of such date.

Company Equity Compensation Plans

The following table sets forth information as of March 31, 2016, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	2,090,283	$1.38	525,095
Non-Employee Director Stock Option Plan	471,486	$1.48	435,935
Stock Bonus Plan	88,214	$1.36	233,641
Equity compensation plans not approved by security holders	-	-	-
Total	2,649,983		1,194,671

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

Item 14.   Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table represents aggregate fees billed to the Company by Hein & Associates LLP and Grant Thornton LLP (our former auditors) for the fiscal years ended March 31, 2016 and 2015, respectively:

	2016	2015
Audit Fees (1)	$90,000	$170,000
Audit - Related Fees (2)	$8,015	$28,350
Tax Fees	$-	$-
All Other Fees	$-	$-

(1)    Audit Fees consist of fees for professional services rendered for the audit of our annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports on Form 10-Q and professional services rendered related to comfort letter procedures for stock offering and providing consent to include the Auditor’s opinion in registration statements.

(2)    Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in Audit Fees and for a compliance audit required under the Company’s Grant with the U.S. Department of Energy.

All fees described above incurred in connection with services performed by Hein & Associates LLP and Grant Thornton LLP were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor, Hein & Associates LLP (subject to de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit). The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Disagreements with Auditors

There have been no disagreements with Hein & Associates LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-K filed on June 7, 2016:

(b) Exhibits

Exhibit Number	Description of Exhibit
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 22nd day of July, 2016.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board of Directors	July 19, 2016
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)	July 22, 2016
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Treasurer and Secretary (Principal Financial and Accounting Officer)	July 22, 2016
David I. Rosenthal

/s/STEPHEN J. ROY	Director	July 19, 2016
Stephen J. Roy

s/JOSEPH P. SELLINGER	Director	July 18, 2016
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	July 21, 2016
John E. Sztykiel