Form 10-Q
period 2016-06-30
UQM TECHNOLOGIES INC
filed 2016-08-04
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes        No   X  .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at August 3, 2016 was 48,461,003.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	June 30,	March 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$5,497,556	$7,030,230
Accounts receivable	679,460	481,404
Costs and estimated earnings in excess of billings on uncompleted contracts	71,689	60,296
Inventories	2,314,322	2,271,271
Prepaid expenses and other current assets	274,322	272,597
Total current assets	8,837,349	10,115,798

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,105,194	7,089,332
	13,304,825	13,288,963
Less accumulated depreciation	(7,398,556)	(7,241,769)
Net property and equipment	5,906,269	6,047,194

Patent costs, net of accumulated amortization of $922,104 and $916,960, respectively	248,067	249,414

Trademark costs, net of accumulated amortization of $78,638 and $77,514, respectively	97,203	98,327

Noncurrent inventories	6,739,012	6,840,170

Total assets	$21,827,900	$23,350,903

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	June 30,	March 31,
	2016	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$818,613	$364,841
Other current liabilities	858,636	985,435
Total current liabilities	1,677,249	1,350,276

Other long-term liabilities	330,556	288,889

Total liabilities	2,007,805	1,639,165

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,350,682 and 48,330,286 shares issued and outstanding, respectively	483,507	483,303
Additional paid-in capital	128,166,044	128,103,861
Accumulated deficit	(108,829,456)	(106,875,426)
Total stockholders’ equity	19,820,095	21,711,738

Total liabilities and stockholders’ equity	$21,827,900	$23,350,903

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended June 30,
	2016	2015
Revenue:
Product sales	$1,173,261	$630,666
Contract services	261,820	109,863
	1,435,081	740,529
Operating costs and expenses:
Costs of product sales	759,089	577,446
Costs of contract services	236,949	64,798
Research and development	718,918	1,088,480
Selling, general and administrative	1,684,645	1,245,374
	3,399,601	2,976,098

Loss from operations	(1,964,520)	(2,235,569)

Other income:
Interest income	3,408	3,372
Other	7,082	7,946
	10,490	11,318

Net loss	$(1,954,030)	$(2,224,251)

Net loss per common share - basic and diluted	$(0.04)	$(0.06)

Weighted average number of shares of common stock outstanding - basic and diluted	48,346,344	40,040,673

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Quarter Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,954,030)	$(2,224,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,054	258,520
Non-cash equity based compensation	53,768	139,288
Change in operating assets and liabilities:
Accounts receivable	(198,056)	107,556
Other receivable	-	855,000
Costs and estimated earnings on uncompleted contracts	(11,393)	(20,000)
Inventories	58,107	(20,795)
Prepaid expenses and other current assets	(1,725)	(68,966)
Accounts payable and other current liabilities	326,973	18,044
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(853)
Other long-term liabilities	41,667	25,056
Net cash used in operating activities	(1,521,635)	(931,401)

Cash flows from investing activities:
Acquisition of property and equipment	(15,862)	(46,750)
Cash paid for patent and trademark fees	(3,796)	(2,452)
Net cash used in investing activities	(19,658)	(49,202)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	9,591	23,125
Payment of employee tax withholdings in exchange for return of common stock	(972)	(1,408)
Net cash provided by financing activities	8,619	21,717

Decrease in cash and cash equivalents	(1,532,674)	(958,886)
Cash and cash equivalents at beginning of period	7,030,230	6,585,703
Cash and cash equivalents at end of period	$5,497,556	$5,626,817

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(1)   Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the fiscal year ended March 31, 2016.

(2)   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are in the process of determining the impact on our financial statements.

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

In July 2015, the FASB issued guidance on simplifying the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation.  This guidance is effective for years beginning after December 15, 2016, including interim periods within those fiscal years.  Prospective application is allowed as of the beginning of an interim or annual reporting period.  An entity is only required to disclose the nature of and reason for the change in accounting principle in the first interim and annual period of adoption.  We are in the process of determining the impact of this guidance on our financial statements.

In March 2016, the FASB issued guidance on improvements to employee share-based payment accounting for stock compensation.  The new standard addresses the topics of accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax withholding purposes.  This is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted within any interim or annual period.  Any adjustments should be reflective as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all the amendments in the same period.  We are in the process of determining the impact of this guidance on our financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(3)   Contracts in Process

At June 30, 2016 and March 31, 2016, the estimated period to complete contracts in process ranged from one to three months and one to six months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	June 30,	March 31,
	2016	2016
Costs incurred on uncompleted contracts	$2,837,461	$2,607,764
Estimated earnings	738,593	717,771
	3,576,054	3,325,535
Less billings to date	(3,504,365)	(3,265,239)

Contracts in process	$71,689	$60,296

Included in the accompanying Consolidated Balance Sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$71,689	$60,296
Contracts in process	$71,689	$60,296

(4)   Inventories

Inventories at June 30, 2016 and March 31, 2016 consisted of:

	June 30,	March 31,
	2016	2016
Raw materials	$7,301,274	$7,279,633
Work-in-process	100,625	45,506
Finished products	1,651,435	1,786,302
	$9,053,334	$9,111,441

	June 30,	March 31,
	2016	2016
Inventories- current	$2,314,322	$2,271,271
Inventories- noncurrent	6,739,012	6,840,170
	$9,053,334	$9,111,441

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate. We concluded that there were no impairments

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

for obsolete inventory during the three month periods ended June 30, 2016 and 2015, and we had no reserve for obsolete inventory as of June 30, 2016 or March 31, 2016.

As of June 30, 2016, inventory of $6,739,012 shown on the balance sheet as a noncurrent asset represents that portion of the inventory in excess of amounts expected to be sold in the next twelve months. Management believes that there will be adequate demand for this noncurrent inventory.

(5)   Other Current Liabilities

Other current liabilities at June 30, 2016 and March 31, 2016 consist of:

	June 30,	March 31,
	2016	2016
Accrued payroll and employee benefits	$112,842	$141,544
Accrued personal property and real estate taxes	116,163	174,260
Accrued warranty costs	257,730	244,310
Unearned revenue	26,136	79,956
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	189,175
Other	21,154	20,754
	$858,636	$985,435

(6)   Stock-Based Compensation

Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters ended June 30, 2016 and 2015 and the classification of these expenses:

	Quarters Ended June 30,
	2016	2015
Costs of contract services	$2,409	$746
Costs of product sales	2,974	5,619
Research and development	6,817	14,281
Selling, general and administrative	41,568	118,642
	$53,768	$139,288

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Option Plans Activity

Additional information with respect to stock option activity during the three months ended June 30, 2016 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2016	2,561,769	$1.40	6.2 years	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(72,931)	$1.66

Outstanding at June 30, 2016	2,488,838	$1.39	6.2 years	$-

Exercisable at June 30, 2016	2,053,754	$1.49	5.5 years	$-

Vested and expected to vest at June 30, 2016	2,424,929	$1.39	6.1 years	$-

As of June 30, 2016, there was $177,083 of total unrecognized compensation cost related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-three months.  The total fair value of stock options that vested during the quarters ended June 30, 2016 and 2015 was $1,773 and $7,690, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of June 30, 2016 and 2015 and changes during the three months ended June 30, 2016 and 2015 are presented below:

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at April 1	88,214	$1.36	432,039	$1.26
Granted	-	$-	-	$-
Vested	(3,667)	$(0.69)	(3,667)	$0.69
Forfeited	(1,573)	$(1.25)	-	$-
Unvested at June 30	82,974	$1.39	428,372	$1.26

As of June 30, 2016, there was $32,455 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2016 is expected to be recognized over a weighted-average period of five months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Purchase Plan Activity

During the three months ended June 30, 2016 and 2015, we issued 18,097 and 34,508 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the three months ended June 30, 2016 and 2015 was $9,591 and $23,125, respectively.

(7)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the three month period ended June 30, 2016 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2016	48,330,286	$483,303	$128,103,861	$(106,875,426)	$21,711,738

Issuance of common stock under employee stock purchase plan	18,097	181	9,410	-	9,591
Issuance of common stock under stock bonus plan	3,667	37	(37)	-	-
Common stock used for tax withholdings	(1,368)	(14)	(958)	-	(972)
Compensation expense from employee and director stock option and common stock grants	-	-	53,768	-	53,768
Net loss	-	-	-	(1,954,030)	(1,954,030)
Balances at June 30, 2016	48,350,682	$483,507	$128,166,044	$(108,829,456)	$19,820,095

In February 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Warrants from this offering to acquire 1,489,733 shares of our common stock were outstanding at both June 30, 2016 and March 31, 2016.

In October 2015, we completed a follow-on offering consisting of 8,000,000 shares of our common stock, and common stock warrants to purchase 4,000,000 shares of our common stock. The warrants have an exercise price of $1.31 per whole share of common stock and are exercisable for a period beginning April 30, 2016 through October 30, 2020. Warrants from this offering to acquire 4,000,000 and zero shares were outstanding at June 30, 2016 and March 31, 2016, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016		2015
Customer A	$353,435	25%	$121,682	16%
Customer B	$250,519	17%	$34,863	5%
Customer C	$225,105	16%	$150,316	20%
Customer D	$147,500	10%	$-	-%
Customer E	$12,212	1%	$201,157	27%

The following table summarizes accounts receivable from significant customers as of June 30, 2016 and March 31, 2016:

	June 30,	March 31,
	2016	2016
Customer A	32%	22%
Customer B	11%	32%
Customer C	9%	12%
Customer D	24%	-%
Customer E	-%	-%

(9) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of June 30, 2016 and 2015, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2016, the Company’s tax years for 2012 to 2015 are subject to examination by the tax authorities.

(10) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016	2015
Numerator:
Net loss	$(1,954,030)	$(2,224,251)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	48,346,344	40,040,673

Net loss per common share - basic and diluted	$(0.04)	$(0.06)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2016	2015

Non-vested stock bonus plan shares	82,974	428,372
Stock options outstanding	2,488,838	2,954,330
Warrants to purchase common stock	5,489,733	1,489,733

(11) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(12) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its four officers that expire on June 30, 2017. The aggregate future base salary payable to the executive officers over their remaining terms is $1,014,604. The July 2015 employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements. These retention payments are being recorded over the required service period, and as a result, we have recorded a liability of $178,889 as of June 30, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, completion of the $48 million investment in us by Hybrid Kinetic Group Limited and our operations following such investment, the amount of revenue that could potentially be generated over the term of the ITL Agreement, the timing and success of completing necessary test and certification processes for ITL to order our products, the number of units ordered by ITL under the ITL Agreement, the success of ITL in introducing its electric drive systems (including our products) into the vehicles produced by itself and its affiliates, and the continued growth of the electric-powered vehicle industry in the Chinese market, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Recent Announcements

We announced during the quarter that on June 28, 2016, we signed a definitive stock purchase and issuance agreement (“HKG Investment Agreement”) with a subsidiary of Hybrid Kinetic Group, Ltd. (“HKG”).  The HKG Investment Agreement calls for HKG, through its wholly-owned subsidiary, to purchase newly issued UQM common shares that will represent 58% of UQM, and 54% on a fully-diluted basis. The purchase price is $0.72 per share, which represents a 6.4% premium over the 90 day closing price average for the period ending on the last trading date before signing and a 14% premium over the closing price on the day of signing of the HKG Investment Agreement. The transaction will bring approximately $48 million in cash to UQM. The terms of the HKG Investment Agreement were unanimously approved by the Boards of Directors of both companies. UQM shareholders will continue to hold their shares in UQM and UQM stock will continue to be traded on the NYSE MKT.

The transaction, which is subject to usual and customary closing conditions, requires approval by two-thirds of UQM’s outstanding shares as well as the shareholders of HKG. Closing is expected to occur as soon as possible following shareholders’ approval and receipt of approval by the Committee on Foreign Investment in the United States (CFIUS) and the required Hong Kong regulatory authorities. The parties expect the closing will occur within the following six months.

Following the closing of the transaction, UQM will continue to support its existing customers around the world as well as new business development programs. UQM’s headquarters will remain in Longmont, Colorado.

As part of the HKG Investment Agreement, the parties have agreed that following the closing, UQM’s board will be increased to nine directors composed of UQM’s current CEO, three current UQM independent directors and five directors nominated by HKG.

HKG, which is publically listed on the Stock Exchange of Hong Kong (Stock Code: 01188), engages principally in the environmental automobile and related business. It develops and manufactures batteries and battery management systems and develops and manufactures electric and hybrid vehicles. HKG has a market capitalization of approximately $600 million.

During the quarter, we announced the beginning of a development and production program with Eaton’s Vehicle Group and Pi Innovo, both located in Michigan. The alliance calls for Eaton to develop and supply to UQM a 2-speed transmission for an EV application, and Pi Innovo will develop and supply to UQM the transmission control unit. Together, the components will be combined with our current PowerPhase® HD220/HD250 motor and inverter system to create a full electric drivetrain system called the “UQM PowerPhaseDT.”  The development and production of a full electric drivetrain system will support the overarching need for full transmission systems as enhanced performance and efficiency requirements are mandated by customer drive cycle needs as well as the need to reduce battery costs and meet more stringent environmental regulations.  The drivetrain allows for better packaging, efficiency, greater payload capacity and lower cost when compared with direct drive or single speed drivetrain strategies.  We believe this new product offering will open up additional customer and market opportunities.

We also announced during the quarter a key business relationship in Columbia with Creatti Labs SAS, an electric vehicle integrator that is designing the next generation EV transportation systems for Colombia and other South American markets. Creatti Labs and UQM are collaborating on an electric transit bus platform for the major bus operators in Cali, Medellin and Bogota, which are the three major transportation systems in Colombia.

U.S. Government Contract

We have a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE is providing $3.0 million of funding for this three-year program and the Company is providing $1.0 million of cost-share contribution. The objective of the program is to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.  At June 30, 2016, we had received reimbursements from the DOE under this program of $2.6 million.  We have been granted a U.S. patent for our electric and hybrid electric vehicle motor design using non-rare earth magnets.  This grant will expire on September 30, 2016.

Financial Condition

Cash and cash equivalents at June 30, 2016 were $5,497,556 and working capital was $7,160,100, compared with $7,030,230 and $8,765,522, respectively, at March 31, 2016.  The decrease in cash and working capital is primarily attributable to operating losses.

Accounts receivable increased $198,056 to $679,460 at June 30, 2016 from $481,404 at March 31, 2016.  The increase is primarily due to the mix in customer credit terms during the first quarter this fiscal year versus the fourth quarter last fiscal year.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of June 30, 2016 and March 31, 2016, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts was $71,689 at June 30, 2016 versus $60,296 at March 31, 2016. The increase was due to timing of billings on certain contracts in process at June 30, 2016 versus March 31, 2016.

Total inventories decreased $58,107 to $9,053,334 at June 30, 2016 reflecting shipments of PowerPhase Pro® and PowerPhase HD® propulsion systems.

Prepaid expenses and other current assets increased to $274,322 at June 30, 2016 from $272,597 at March 31, 2016 primarily due to prepayments on commercial insurance policies offset by a decrease in miscellaneous prepaid expenses.

We invested $15,862 for the acquisition of property and equipment during the quarter ended June 30, 2016 compared to $46,750 during the comparable quarter last fiscal year. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future.

Patent costs decreased $1,347 due to new patent costs offset by amortization. Trademark costs decreased $1,124 due to amortization.

Accounts payable increased $453,772 to $818,613 at June 30, 2016 from $364,841 at March 31, 2016, primarily due to the timing of vendor payments and increased legal and other expenses incurred relating to the HKG Investment Agreement that was signed during the quarter.

Other current liabilities decreased to $858,636 at June 30, 2016 from $985,435 at March 31, 2016. The decrease is primarily attributable to lower levels of accrued payroll and associated benefits and lower property tax accrual offset by an increase in accrued warranty costs.

Common stock and additional paid-in capital were $483,507 and $128,166,044, respectively, at June 30, 2016 compared to $483,303and $128,103,861 at March 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended June 30, 2016

Revenue

Product sales revenue for the current quarter increased to $1,173,261 versus $630,666 for the comparable quarter last fiscal year, reflecting increased shipments of PowerPhase HD® and PowerPhase Pro® propulsion systems offset by a decrease in fuel cell motor systems.

Revenue from contract services increased to $261,819 at June 30, 2016 versus $109,863 for the comparable quarter last year. The increase is primarily due to higher billings for our Department of Energy grant program.

Gross Profit Margin

Gross profit margins for the quarter ended June 30, 2016 increased to 30.6 percent compared to 13.3 percent for the quarter ended June 30, 2015. Gross profit margin on product sales for the first quarter this year increased to 35.3 percent compared to 8.4 percent for the first quarter last year primarily due to a change in overhead absorption as a result of higher volumes shipped in the current fiscal year. Gross profit margin on contract services decreased to 9.5 percent for the first quarter this fiscal year compared to 41.0 percent for the quarter ended June 30, 2015, resulting from a change in the mix of contracts in process during the quarter ended June 30, 2016 versus the comparable quarter last year.

Costs and Expenses

Research and development expenditures for the quarter ended June 30, 2016 decreased to $718,918 compared to $1,088,480 for the quarter ended June 30, 2015. The decrease is related to a reduction of payroll and related expenses in addition to lower overhead rates.

Selling, general and administrative expense for the quarter ended June 30, 2016 was $1,684,645 compared to $1,245,374 for the same quarter last year. The increase is primarily attributable to additional legal and other expenses incurred relating to the HKG Investment Agreement that was signed during the quarter.

Net Loss

As a result, net loss for the quarter ended June 30, 2016 was $1,954,030, or $0.04 per common share, compared to a net loss of $2,224,251, or $0.06 per common share, for the comparable quarter last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2016 were adequate to meet operating needs.  At June 30, 2016, we had working capital of $7,160,100 compared to $8,765,522 at March 31, 2016. The decrease in working capital is primarily attributable to operating losses.

For the three month period ended June 30, 2016, net cash used in operating activities was $1,521,635 compared to net cash used in operating activities of $931,401 for the comparable period last fiscal year. The primary reason for this increase in the use of cash this quarter is that in the comparable period last year, we received life insurance proceeds of $855,000.   In addition, accounts receivable increased in the quarter ended June 30, 2016 versus the prior year quarter.  This was offset by lower operating losses in the current quarter.

Net cash used in investing activities for the three month period of this fiscal year was $19,658 compared to net cash used in investing activities of $49,202 for the comparable three month period last fiscal year. The decrease for the three months ended June 30, 2016 was primarily due to reduction in expenditures for the acquisition of property and equipment.

Net cash provided by financing activities for the three month period of this fiscal year was $8,619 compared to net cash used in financing activities of $21,717 for the comparable period last fiscal year. The decrease in cash provided was primarily attributable to a decrease in cash received for shares exercised under the employee stock purchase plan.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, the reduction of inventories, and the anticipated proceeds upon the successful closing of the HKG Investment Agreement. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2016:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$52,158	$52,158	$-	$-	$-
Executive employment agreements (1)	178,889	178,889	-	-	-
Total	$231,047	$231,047	$—	$—	$—

(1)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements.  This is reflected in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the three months ended June 30, 2016.

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

As of June 30, 2016, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016:

We may not receive shareholder approval and U.S. governmental approval that is required for the completion of Hybrid Kinetic Group’s investment in the Company.

A number of conditions must be satisfied in order for Hybrid Kinetic Group’s $48 million investment in the Company to be completed.  The conditions include approval by the Company’s shareholders holding two-thirds of the Company’s outstanding shares of common stock to amend UQM’s articles of incorporation to increase the number of authorized shares in order to have sufficient shares to permit Hybrid Kinetic Group’s investment.  While UQM’s board of directors believes that the proposed investment by Hybrid Kinetic Group is in the best interest of UQM and its shareholders, there can be no assurance that the Company will be able to achieve the required shareholder approval to permit the transaction to be completed. Because the vote requirement is based on the number of shares outstanding rather than the shares that are voted, if a shareholder does not vote the shareholders’ shares it is treated the same as a vote against the amendment of the articles. In addition, because Hybrid Kinetic Group is a Bermuda corporation listed on the Hong Kong stock exchange, the investment must satisfy the approval requirements of the Committee on Foreign Investment in the United States (“CFIUS”).  While the Company believes CFIUS approval will be timely granted for the transaction to close, we may not receive such approval or such approval may contain a condition that would be unacceptable to the parties  If Hybrid Kinetic Group’s investment in the Company is not completed, the Company may not have sufficient funds to continue operations until a new financing arrangement can be obtain or it may not be able to secure additional financing on as favorable of terms as that under the HKG Investment Agreement.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Quarter Ended	Fiscal Year Ended March 31,
	June 30, 2016	2016	2015	2014

Net loss	$1,954,030	$6,938,351	$5,988,530	$2,773,244

As of June 30, 2016 and March 31, 2016, we had accumulated deficits of $108,829,456 and $106,875,426, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended June 30, 2016 was $1,954,030 versus a net loss for the comparable quarter last fiscal year of $2,224,251.  Our net loss for the fiscal year ended March 31, 2016 was $6,938,351 versus a net loss for the fiscal years ended March 31, 2015 and 2014 of $5,988,530 and $2,773,244 respectively. At June 30, 2016, our cash and cash equivalents totaled $5,497,556. We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

10.1Stock Issuance and Purchase Agreement dated as of June 28, 2016, among UQM and American Compass, Inc. (incorporated by reference from UQM’s  Form 8-K filed with the SEC on June 28, 2016)

10.2Second Amendment to the Employment Agreement dated June 27, 2016, between UQM and Adrian Schaffer, (incorporated by reference from UQM’s Form 8-K filed with the SEC on June 29, 2016)

31.1Certification of Chief Executive Officer

31.2Certification of Chief Financial Officer

32.1Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: August 4, 2016
	/s/	David I. Rosenthal
David I. Rosenthal
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)