Form 10-Q
period 2016-09-30
UQM TECHNOLOGIES INC
filed 2016-11-10
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes        No   X  .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at November 9, 2016 was 48,534,719.

i

Part I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	September 30,	March 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$3,861,947	$7,030,230
Accounts receivable	484,100	481,404
Costs and estimated earnings in excess of billings on uncompleted contracts	46,246	60,296
Inventories	2,421,982	2,271,271
Prepaid expenses and other current assets	286,059	272,597
Total current assets	7,100,334	10,115,798

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,107,224	7,089,332
	13,306,855	13,288,963
Less accumulated depreciation	(7,541,532)	(7,241,769)
Net property and equipment	5,765,323	6,047,194

Patent costs, net of accumulated amortization of $927,249 and $916,960, respectively	251,984	249,414

Trademark costs, net of accumulated amortization of $79,762 and $77,514, respectively	96,079	98,327

Noncurrent inventories	6,727,706	6,840,170

Total assets	$19,941,426	$23,350,903

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	September 30,	March 31,
	2016	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782,495	$364,841
Other current liabilities	1,135,460	985,435
Total current liabilities	1,917,955	1,350,276

Other long-term liabilities	372,222	288,889

Total liabilities	2,290,177	1,639,165

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,503,260 and 48,330,286 shares issued and outstanding, respectively	485,033	483,303
Additional paid-in capital	128,363,917	128,103,861
Accumulated deficit	(111,197,701)	(106,875,426)
Total stockholders’ equity	17,651,249	21,711,738

Total liabilities and stockholders’ equity	$19,941,426	$23,350,903

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$728,921	$1,618,666	$1,902,182	$2,249,332
Contract services	292,204	116,144	554,024	226,007
	1,021,125	1,734,810	2,456,206	2,475,339
Operating costs and expenses:
Costs of product sales	525,313	1,289,315	1,284,402	1,866,761
Costs of contract services	251,291	96,029	488,240	160,827
Research and development	882,090	912,395	1,601,008	2,000,875
Selling, general and administrative	1,738,439	1,855,214	3,423,084	3,100,588
	3,397,133	4,152,953	6,796,734	7,129,051

Loss from operations	(2,376,008)	(2,418,143)	(4,340,528)	(4,653,712)

Other income:
Interest income	2,445	125	5,853	3,497
Other	5,318	8,971	12,400	16,917
	7,763	9,096	18,253	20,414

Net loss	$(2,368,245)	$(2,409,047)	$(4,322,275)	$(4,633,298)

Net loss per common share - basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.12)

Weighted average number of shares of common stock outstanding - basic and diluted	48,479,908	40,235,636	48,413,491	40,142,682

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,322,275)	$(4,633,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,297	497,697
Non-cash equity based compensation	249,785	488,957
Change in operating assets and liabilities:
Accounts receivable	(2,696)	(156,732)
Other receivable	-	855,000
Costs and estimated earnings on uncompleted contracts	14,050	20,000
Inventories	(38,247)	344,153
Prepaid expenses and other current assets	(13,462)	(49,109)
Accounts payable and other current liabilities	567,679	481,635
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(39,652)
Other long-term liabilities	83,333	(239,468)
Net cash used in operating activities	(3,149,536)	(2,430,817)

Cash flows from investing activities:
Acquisition of property and equipment	(17,892)	(57,305)
Cash paid for patent and trademark fees	(12,856)	(9,628)
Net cash used in investing activities	(30,748)	(66,933)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	22,679	23,125
Payment of employee tax withholdings in exchange for return of common stock	(10,678)	(92,591)
Net cash provided by (used in) financing activities	12,001	(69,466)

Decrease in cash and cash equivalents	(3,168,283)	(2,567,216)
Cash and cash equivalents at beginning of period	7,030,230	6,585,703
Cash and cash equivalents at end of period	$3,861,947	$4,018,487

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

(2)  Change in Fiscal Year

During the second quarter of fiscal year 2017, the Company decided to change its fiscal year from one ending on March 31st to one ending on December 31st.  This will be effective as of December 31, 2016.

(3)   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The impact on our financial statements cannot be determined at this time.

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

In July 2015, the FASB issued guidance on simplifying the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation.  This guidance is effective for years beginning after December 15, 2016, including interim periods within those fiscal years.  Prospective application is allowed as of the beginning of an interim or annual reporting period.  An entity is only required to disclose the nature of and reason for the change in accounting principle in the first interim and annual period of adoption.  The impact of this guidance on our financial statements cannot be determined at this time.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

In March 2016, the FASB issued guidance on improvements to employee share-based payment accounting for stock compensation.  The new standard addresses the topics of accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax withholding purposes.  This is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted within any interim or annual period.  Any adjustments should be reflective as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all the amendments in the same period.  The impact of this guidance on our financial statements cannot be determined at this time.

(4)   Contracts in Process

At September 30, 2016 and March 31, 2016, the estimated period to complete contracts in process ranged from one to three months (to complete final reports for the Department of Energy) and one to six months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	September 30,	March 31,
	2016	2016
Costs incurred on uncompleted contracts	$3,062,078	$2,607,764
Estimated earnings	752,981	717,771
	3,815,059	3,325,535
Less billings to date	(3,768,813)	(3,265,239)

Contracts in process	$46,246	$60,296

Included in the accompanying Consolidated Condensed Balance Sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$46,246	$60,296
Contracts in process	$46,246	$60,296

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(5)   Inventories

Inventories at September 30, 2016 and March 31, 2016 consisted of:

	September 30,	March 31,
	2016	2016
Raw materials	$7,287,412	$7,279,633
Work-in-process	65,948	45,506
Finished products	1,796,328	1,786,302
	$9,149,688	$9,111,441

	September 30,	March 31,
	2016	2016
Inventories- current	$2,421,982	$2,271,271
Inventories- noncurrent	6,727,706	6,840,170
	$9,149,688	$9,111,441

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate. We concluded that there were no impairments for obsolete inventory during the six month periods ended September 30, 2016 and 2015, and we had no reserve for obsolete inventory as of September 30, 2016 or March 31, 2016.

As of September 30, 2016, inventory of $6,727,706 shown on the Consolidated Condensed Balance Sheet as a noncurrent asset represents that portion of the inventory in excess of amounts expected to be sold in the next twelve months. Management believes that there will be adequate demand for this noncurrent inventory.

(6)   Other Current Liabilities

Other current liabilities at September 30, 2016 and March 31, 2016 consist of:

	September 30,	March 31,
	2016	2016
Accrued payroll and employee benefits	$117,534	$141,544
Accrued personal property and real estate taxes	174,244	174,260
Accrued warranty costs	263,695	244,310
Unearned revenue	234,956	79,956
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	189,175
Other	20,420	20,754
	$1,135,460	$985,435

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(7)   Stock-Based Compensation

Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters and six months ended September 30, 2016 and 2015 and the classification of these expenses:

	Quarters Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Costs of product sales	$3,265	$4,557	$6,238	$10,176
Costs of contract services	3,491	981	5,900	1,726
Research and development	12,332	8,434	19,148	22,715
Selling, general and administrative	176,932	335,697	218,499	454,340
	$196,020	$349,669	$249,785	$488,957

Stock Option Plans Activity

Additional information with respect to stock option activity during the six months ended September 30, 2016 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2016	2,561,769	$1.40	6.2 years	$-
Granted	632,098	$0.68
Exercised	-	$-		$-
Forfeited	(114,197)	$1.82

Outstanding at September 30, 2016	3,079,670	$1.23	6.5 years	$-

Exercisable at September 30, 2016	2,269,476	$1.41	5.4 years	$-

Vested and expected to vest at September 30, 2016	2,810,808	$1.25	6.3 years	$-

As of September 30, 2016, there was $394,981 of total unrecognized compensation cost related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-nine months.  The total fair value of stock options that vested during the six months ended September 30, 2016 and 2015 was $165,665 and 308,951, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of September 30, 2016 and 2015 and changes during the six months ended September 30, 2016 and 2015 are presented below:

	Six Months Ended September 30, 2016		Six Months Ended September 30, 2015
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at April 1	88,214	$1.36	432,039	$1.26
Granted	160,389	$0.68	23,600	$0.66
Vested	(144,982)	$0.98	(361,237)	$1.22
Forfeited	(1,573)	$1.25	-	$-
Unvested at September 30	102,048	$0.84	94,402	$1.35

As of September 30, 2016, there was $62,766 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at September 30, 2016 is expected to be recognized over a weighted-average period of twenty-nine months.

Stock Purchase Plan Activity

During the six months ended September 30, 2016 and 2015, we issued 44,272 and 34,508 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the six months ended September 30, 2016 and 2015 was $22,679 and $23,125, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the six month period ended September 30, 2016 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at April 1, 2016	48,330,286	$483,303	$128,103,861	$(106,875,426)	$21,711,738

Issuance of common stock under employee stock purchase plan	18,097	181	9,410	-	9,591
Issuance of common stock under stock bonus plan	3,667	37	(37)	-	-
Common stock used for tax withholdings	(1,368)	(14)	(958)	-	(972)
Compensation expense from employee and director stock option and common stock grants	-	-	53,768	-	53,768
Net loss	-	-	-	(1,954,030)	(1,954,030)
Balances at June 30, 2016	48,350,682	$483,507	$128,166,044	$(108,829,456)	$19,820,095

Issuance of common stock under employee stock purchase plan	26,175	262	12,826	-	13,088
Issuance of common stock under stock bonus plan	142,488	1,425	(1,425)	-	-
Retirement of vested shares	(16,085)	(161)	(9,545)	-	(9,706)
Compensation expense from employee and director stock option and common stock grants	-	-	196,017	-	196,017
Net loss	-	-	-	(2,368,245)	(2,368,245)
Balances at September 30, 2016	48,503,260	$485,033	$128,363,917	$(111,197,701)	$17,651,249

In February 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock purchase warrants to purchase 1,432,436 shares of our common stock. The warrants have an exercise price of $2.1275 per whole share of common stock and are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers. Warrants from this offering to acquire 1,489,733 shares of our common stock were outstanding at both September 30, 2016 and March 31, 2016.

In October 2015, we completed a follow-on offering consisting of 8,000,000 shares of our common stock, and common stock warrants to purchase 4,000,000 shares of our common stock. The warrants have an exercise price of $1.31 per whole share of common stock and are exercisable for a period beginning April 30, 2016 through October 30, 2020. Warrants from this offering to acquire 4,000,000 and zero shares were outstanding at September 30, 2016 and March 31, 2016, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters ended September 30, 2016 and 2015:

	Quarter Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
Customer A	$448,597	44%	$305,870	18%	$802,032	33%	$427,552	17%
Customer B	$239,005	23%	$103,144	6%	$489,524	20%	$138,007	6%
Customer C	$141,379	14%	$148,803	9%	$366,484	15%	$299,118	12%
Customer D	$14,838	1%	$197,654	11%	$124,269	5%	$197,654	8%
Customer E	$-	-%	$495,536	29%	$12,212	1%	$696,693	28%

The following table summarizes accounts receivable from significant customers as of September 30, 2016 and March 31, 2016:

	September 30,	March 31,
	2016	2016
Customer A	27%	22%
Customer B	-%	32%
Customer C	27%	12%
Customer D	26%	20%
Customer E	-%	-%

(10) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of September 30, 2016 and 2015, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2016, the Company’s tax years for 2012 to 2015 are subject to examination by the tax authorities.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(11) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and six months ended September 30, 2016 and 2015:

	Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(2,368,245)	$(2,409,047)	$(4,322,275)	$(4,633,298)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	48,479,908	40,235,636	48,413,491	40,142,682

Net loss per common share - basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.12)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2016	2015

Non-vested stock bonus plan shares	102,048	94,402
Stock options outstanding	3,106,096	3,149,381
Warrants to purchase common stock	5,489,733	1,489,733

(12) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its four officers that expire on June 30, 2017. The aggregate future base salary payable to the executive officers over their remaining terms is $760,953. The July 2015 employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements. These retention payments are being recorded over the required service period, and as a result, we have recorded a liability of $225,555 as of September 30, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, completion of the $48 million investment in us by Hybrid Kinetic Group Limited and our operations following such investment.  Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are driving business development in the following ways:

•

In June 2016, we signed a definitive stock issuance and purchase agreement with a subsidiary of Hybrid Kinetic Group, Ltd. (“HKG”).  The HKG investment agreement calls for HKG, through its wholly-owned subsidiary, to purchase newly issued UQM common shares for approximately $48 million in exchange for a majority ownership of UQM.  This investment will provide us with the growth capital needed to execute on our global expansion strategy, particularly in China which is the largest market in the world for electric vehicles.  The closing of this investment is contingent upon, among other conditions, the approval of our shareholders at the next annual shareholder’s meeting, scheduled to be held on November 22, 2016.  We expect the investment agreement to close before the end of 2016.

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

Recent Announcements

During the second quarter, we signed an extension to our long-term supply agreement with our customer Proterra® to support Proterra’s growth demands for electric transit buses. UQM is the primary supplier of electric propulsion systems to Proterra.  The extension reflects the increased demand in the US marketplace for the Proterra buses and the expected increased production volume of the UQM PowerPhase HD® systems.

Also during the quarter, we announced that we had secured global commercial customers as early adopters of our new full drivetrain solution, the PowerPhase®DT. These early adopters include Hybrid Kinetic Group, Wuzhoulong Motors and ITL for a Yangtse full-size bus in China and ADOMANI in the U.S. These customers will work in close collaboration with UQM, and suppliers Pi Innovo and Eaton, to develop heavy-duty commercial and transit all-electric vehicles, enabling them to rapidly deploy vehicles to market.

Finally, during the second fiscal quarter, we introduced our next generation PowerPhase® motor inverter. With a volume less than 7 liters and mass less than 10 kilograms, the new motor inverter will output 600A and operate at voltages up to 550V.  The new inverter is designed for extremely high reliability and provides 135 kW peak and 100 kW continuously to power light and medium-duty commercial vehicles as well as high performance passenger vehicles.

U.S. Government Contract

We had a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE provided $3.0 million of funding for this three-year program and the Company provided $1.0 million of cost-share contribution. The objective of the program was to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.  At September 30, 2016, we had received reimbursements from the DOE under this program of $3.0 million with receivables of zero.  We have been granted a U.S. patent for our electric and hybrid electric vehicle motor design using non-rare earth magnets.  This grant expired on September 30, 2016.

Financial Condition

Cash and cash equivalents at September 30, 2016 were $3,861,947 and working capital was $5,182,379, compared with $7,030,230 and $8,765,522, respectively, at March 31, 2016.  The decrease in cash and working capital is primarily attributable to operating losses, which include higher legal and other expenses incurred relating to the HKG investment agreement.

Accounts receivable increased $2,696 to $484,100 at September 30, 2016 from $481,404 at March 31, 2016.  The increase is primarily due to the mix in customer credit terms during the second quarter this fiscal year versus the fourth quarter last fiscal year.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of September 30, 2016 and March 31, 2016, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts was $46,246 at September 30, 2016 versus $60,296 at March 31, 2016. The decrease was due to timing of billings and completion of certain contracts in process at September 30, 2016 versus March 31, 2016.

Total inventories increased $38,247 to $9,149,688 at September 30, 2016 reflecting purchases for shipments of fuel cell systems.

Prepaid expenses and other current assets increased to $286,059 at September 30, 2016 from $272,597 at March 31, 2016 primarily due to prepayments on commercial insurance policies offset.

We invested $2,030 and $17,892 for the acquisition of property and equipment during the quarter and six month period ended September 30, 2016 compared to $10,555 and $57,305 during the comparable quarter and six month period last fiscal year. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future.

Patent costs increased $2,570 due to new patent costs offset by amortization. Trademark costs decreased $2,248 due to amortization.

Accounts payable increased $417,654 to $782,495 at September 30, 2016 from $364,841 at March 31, 2016, primarily due to the timing of vendor payments and increased legal and other expenses incurred relating to the HKG investment agreement that was signed during the first quarter.

Other current liabilities increased to $1,135,460 at September 30, 2016 from $985,435 at March 31, 2016. The increase is primarily attributable to an increase in unearned revenue and accrued warranty costs offset by lower levels of accrued payroll and associated benefits.

Common stock and additional paid-in capital were $485,033 and $128,363,917, respectively, at September 30, 2016 compared to $483,303 and $128,103,861 at March 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended September 30, 2016

Revenue

Product sales revenue for the current quarter decreased to $728,921 versus $1,618,666 for the comparable quarter last fiscal year, reflecting decreased shipments primarily of fuel cell motor systems and some reduction of PowerPhase HD® and PowerPhase Pro® propulsion systems.

Revenue from contract services increased to $292,204 at September 30, 2016 versus $116,144 for the comparable quarter last year. The increase is primarily due to higher billings for our Department of Energy grant program which expired as of September 30, 2016.

Gross Profit Margin

Gross profit margins for the quarter ended September 30, 2016 increased to 24.0 percent compared to 20.1 percent for the quarter ended September 30, 2015. Gross profit margin on product sales for the second quarter this year increased to 27.9 percent compared to 20.3 percent for the second quarter last year primarily due to a change in overhead absorption. Gross profit margin on contract services decreased to 14.0 percent for the second quarter this fiscal year compared to 17.3 percent for the quarter ended September 30, 2015, resulting from a change in the mix of contracts in process during the quarter ended September 30, 2016 versus the comparable quarter last year.

Costs and Expenses

Research and development expenditures for the quarter ended September 30, 2016 decreased to $882,090 compared to $912,395 for the quarter ended September 30, 2015. The decrease is related to a reduction of payroll and related expenses.

Selling, general and administrative expense for the quarter ended September 30, 2016 was $1,738,439 compared to $1,855,214 for the same quarter last year. The decrease is primarily attributable to reduction in payroll and associated benefits, offset by higher legal and other expenses incurred relating to the HKG investment agreement that was signed during the first quarter.

Net Loss

As a result, net loss for the quarter ended September 30, 2016 was $2,368,245 or $0.05 per common share, compared to a net loss of $2,409,047, or $0.06 per common share, for the comparable quarter last year.

Six Months Ended September 30, 2016

Revenue

Product sales revenue for the six months decreased to $1,902,182 versus $2,249,332 for the comparable period last fiscal year, reflecting decreased shipments of PowerPhase Pro® propulsion systems and fuel cell motor systems.

Revenue from contract services increased to $554,024 at September 30, 2016 versus $226,007 for the comparable period last year. The increase is primarily due to higher billings for our Department of Energy grant program which expired as of September 30, 2016.

Gross Profit Margin

Gross profit margins for the quarter ended September 30, 2016 increased to 27.8 percent compared to 18.1 percent for the comparable six month period last fiscal year. Gross profit margin on product sales for the six month period ended September 30, 2016 increased to 32.5 percent compared to 17.0 percent for the comparable six month period last fiscal year primarily due to a change in product mix and overhead. Gross profit margin on contract services decreased to 11.9 percent for the six month period compared to 28.8 percent for the comparable six month period last fiscal year, resulting from a change in the mix of contracts in process during the period ended September 30, 2016 versus the comparable period last year.

Costs and Expenses

Research and development expenditures for the six months ended September 30, 2016 decreased to $1,601,008 compared to $2,000,875 for the same period last year.  The decrease is related to a reduction of payroll and related expenses.

Selling, general and administrative expense for the six months ended September 30, 2016 was $3,423,084 compared to $3,100,588 for the same period last year. The increase is primarily attributable to higher legal and other expenses incurred relating to the HKG investment agreement that was signed during the first quarter offset by lower payroll and associated benefits.

Net Loss

As a result, net loss for the six months ended September 30, 2016 was $4,322,275, or $0.09 per common share, compared to a net loss of $4,633,298, or $0.12 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended September 30, 2016 were adequate to meet operating needs.  At September 30, 2016, we had working capital of $5,182,379 compared to $8,765,522 at March 31, 2016. The decrease in working capital is primarily attributable to operating losses.

For the six month period ended September 30, 2016, net cash used in operating activities was $3,149,536 compared to net cash used in operating activities of $2,430,817 for the comparable period last fiscal year. The primary reason for this increase in the use of cash this quarter is that in the comparable period last year, we received life insurance proceeds of $855,000.   In addition, accounts receivable decreased in the quarter ended September 30, 2016 versus the prior year quarter.  This was offset by lower operating losses in the current quarter.

Net cash used in investing activities for the six month period of this fiscal year was $30,748 compared to net cash used in investing activities of $66,933 for the comparable six month period last fiscal year. The decrease for the six months ended September 30, 2016 was primarily due to reduction in expenditures for the acquisition of property and equipment.

Net cash provided by financing activities for the six month period of this fiscal year was $12,001 compared to net cash used in financing activities of $69,466 for the comparable period last fiscal year. The decrease in cash provided was primarily attributable to a decrease in cash paid for employee tax withholdings in exchange for return of common stock under the employee stock purchase plan.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2016:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$108,083	$108,083	$-	$-	$-
Executive employment agreements (1)	225,555	225,555	-	-	-
Total	$333,638	$333,638	$—	$—	$—

(1)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements.  This is reflected in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the six months ended September 30, 2016.

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

As of September 30, 2016, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A number of conditions must be satisfied in order for Hybrid Kinetic Group’s $48 million investment in the Company to be completed.  The conditions include approval by the Company’s shareholders holding two-thirds of the Company’s outstanding shares of common stock to amend UQM’s articles of incorporation to increase the number of authorized shares in order to have sufficient shares to permit Hybrid Kinetic Group’s investment.  While UQM’s board of directors believes that the proposed investment by Hybrid Kinetic Group is in the best interest of UQM and its shareholders, there can be no assurance that the Company will be able to achieve the required shareholder approval to permit the transaction to be completed. Because the vote requirement is based on the number of shares outstanding rather than the shares that are voted, if a shareholder does not vote the shareholders’ shares it is treated the same as a vote against the amendment of the articles. In addition, because Hybrid Kinetic Group is a Bermuda corporation listed on the Hong Kong stock exchange, the investment must satisfy the approval requirements of the Committee on Foreign Investment in the United States (“CFIUS”).  While the Company believes CFIUS approval will be timely granted for the transaction to close, we may not receive such approval or such approval may contain a condition that would be unacceptable to the parties  If Hybrid Kinetic Group’s investment in the Company is not completed, the Company may not have sufficient funds to continue operations until a new financing arrangement can be obtained or it may not be able to secure additional financing on as favorable of terms as that under the HKG investment agreement.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Quarter Ended	Fiscal Year Ended March 31,
	September 30, 2016	2016	2015	2014

Net loss	$2,368,245	$6,938,351	$5,988,530	$2,773,244

As of September 30, 2016 and March 31, 2016, we had accumulated deficits of $111,197,701 and $106,875,426, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended September 30, 2016 was $2,368,245 versus a net loss for the comparable quarter last fiscal year of $2,409,047.  Our net loss for the fiscal year ended March 31, 2016 was $6,938,351 versus a net loss for the fiscal years ended March 31, 2015 and 2014 of $5,988,530 and $2,773,244 respectively. At September 30, 2016, our cash and cash equivalents totaled $3,861,947.  We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

31.1Certification of Chief Executive Officer

31.2Certification of Chief Financial Officer

32.1Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: November 10, 2016
	/s/	David I. Rosenthal
David I. Rosenthal
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)