Form 10-KT
period 2016-12-31
UQM TECHNOLOGIES INC
filed 2017-03-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended __________

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2016 to December 31, 2016

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

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of September 30, 2016, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $30,081,573. As of March 28, 2017, there were 48,538,542 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2017 Annual	Part III
Meeting of Shareholders.

i

PART I

BUSINESS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These could be statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, the sufficiency of our cash and other resources to support our continued operations and liquidity needs over the coming twelve months, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

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

Our management team has significant experience in the automotive and electric propulsion market with critical experience in state-of-the-art design and high quality production.  We are ISO/TS 16949 certified, the highest level of quality certification in the automotive supplier industry, and ISO 14001 certified, the highest environmental standards.  We have an approximately 130,000 square foot combined headquarters and manufacturing facility located in Longmont, Colorado.  We were incorporated in 1967 as a Colorado corporation.

As previously disclosed, on June 28, 2016, the Company entered into the Stock Issuance and Purchase Agreement (the “HK Agreement”), with an affiliate of Hybrid Kinetic Group Limited (“Hybrid Kinetic”), pursuant to which Hybrid Kinetic agreed to purchase 66.5 million newly issued shares of common stock of the Company, representing a majority interest in the Company, for aggregate consideration of approximately $48million upon the terms and conditions of the HK Agreement.  On December 26, 2016, the Company terminated the HK Agreement because a number of the conditions to close had not been satisfied or waived prior to the December 25, 2016 deadline specified in the HK Agreement.

The Market

The global electrified vehicle market is an emerging market with high growth potential being driven by several factors. In China, the market for electric vehicles is driven by strong government pressure to deal with the environmental concerns in its major cities.  The government has a number of initiatives to encourage electric vehicle market growth including mandates for purchases of New Energy Vehicles by municipalities, incentives and other tools.  We are seeing strong demand for electric buses across several cities and regions.  We are also seeing demand for electric buses, delivery vans, trucks and taxi fleets across several cities and regions in China.  As China is the world’s largest market for electric vehicles, we believe that our presence in China is critical to our long-term success.  Therefore, we continue to devote significant time and resources to business development efforts in China.

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

Many studies have been conducted indicating the potential growth for electric vehicles over the next several years.  For example, Morgan Stanley Research has forecasted that almost 20 million electric vehicles will be sold by 2025, as shown in the chart below:

There are several economic drivers that support this anticipated growth of electric vehicles.  First, and perhaps most important, battery costs, which comprise the single largest component cost in any electric vehicle, have declined dramatically.  In 2010, the cost per kW- hr. of a lithium-ion battery was about $1,000; in 2015, this cost had fallen to about $200, and is projected to continue to fall.  This decline in battery costs has spurred higher demand.  Second, published studies have shown that ownership costs of electric vehicles are significantly lower than diesel powered vehicles.  A diesel bus, for example, has a range of four miles per gallon; an electric bus has the equivalent of twenty-one miles per gallon.  Third, maintenance costs of electric vehicles are significantly lower than diesel powered vehicles.  The same studies showed that a diesel bus costs about one dollar per mile to maintain; the maintenance cost for an electric bus was about six cents per mile.  All of these economic benefits are helping to drive the market for electric vehicles.

Governments around the world have implemented financial incentives to promote the sales of electric vehicles.  For example, the U.S. federal government currently offers a $7,500 federal tax credit for the purchase of an electric passenger vehicle, and there are additional tax credits and other benefits such as HOV lane access in various states for purchasers of qualifying vehicles.  In China, beginning on January 1, 2017, subsidies for electric buses will vary depending on the efficiency performance of the vehicle, and could reach a maximum subsidy of $120,000 per bus.  This bodes well for the use of our propulsion systems since they are highly efficient. In Europe, a majority of European Union member states provide tax incentives for electrically chargeable passenger vehicles, with Norway providing the most generous package of subsidies totaling almost EUR 17,000 (approximately $19,000).

We believe that the trend toward increasing electrification of vehicles coupled with the government subsidies offered world-wide and lower battery and vehicle operating costs provide a substantial opportunity for the broad commercial application of our products.

Business Strategy

We are focused primarily on the transportation markets, with a strong emphasis on the commercial truck and bus space, followed by automotive and then marine, military and other. We have developed two basic frame size propulsion systems: the PowerPhase® Pro for passenger car, light commercial applications, light duty marine and other lighter duty applications and the PowerPhase® HD lineup of products for heavier commercial bus and truck applications and heavier duty marine and other applications.  In 2016, we introduced the PowerPhase® DT, a full electric drivetrain including the motor, inverter, transmission and transmission control unit.  We also utilize these products, customized versions of these products and all new custom solutions in these markets to meet various customer requirements.  We provide motor and controller systems for full-electric, hybrid electric, plug-in hybrid and fuel cell applications.  We also provide units for non-automotive markets including auxiliary systems and motor and controller systems for aircraft.   Further, we manufacture fuel cell compressor motors for the fuel cell business.

Our products are used in the following applications:

•

Passenger Buses – Electric and hybrid passenger buses can have large positive impacts on the environment and many municipalities around the world are demanding more of these vehicles on the road.  We supply electric propulsion systems to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses, under a multi-year supply agreement.  We have in the past provided electric propulsion systems for Hino Bus, a subsidiary of Toyota Motor Corporation, for their electric city-buses.  PT Sarimas Ahmadi Pratama of Jakarta, Indonesia is using our motors and controllers for their all-electric 17-passenger bus.  In October 2015, we signed a ten-year supply agreement with ITL Efficiency Corporation to provide electric propulsion systems for New Energy Vehicles in China, in particular 6-8 meter shuttles and 10-12 meter transit buses.   In addition, we are in discussions with other potential Chinese customers to supply our products for both all-electric and hybrid-electric vehicles, and we have shipped a small number of electric motor and controller systems into China for prototype testing in buses.

•

Commercial Trucks, Vans and Shuttles - We supply electric propulsion systems to Zenith Motors, LLC for their electric shuttle vans and have in the past supplied Electric Vehicles International (“EVI”) for their all-electric medium-duty delivery trucks.

•

Fuel Cell Compressors – We manufacture fuel cell compressors which are an integral component of hydrogen powered fuel cell vehicles designed for light duty automotive and commercial bus applications for 75kW to 150kW fuel cell stacks.

•	Aircraft HVAC – We provide small motors and controllers for aircraft HVAC usage to AirComm.

•

Mining vehicles – In January 2015, we announced a long-term supply agreement with the KESHI Group, a Chinese market leader that manufactures vehicles for the mining industry in China. KESHI will manufacture under license explosion proof electric mining vehicles using UQM’s designs and parts supplied by UQM to Keshi.  This first phase is for the vehicles that move the coal from the mines.  Future stages could also include vehicles that move people in and out of the mines and other potential applications.

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

•	Marine –We supply UQM motors and controllers used in a variety of marine applications and for a variety of customers. We believe the marine market could be a growing sector of electrified vehicles.

•

Automobiles – Government mandates for fuel economy and clean air emissions are accelerating the demand for electric passenger cars.  In the United States, for example, CAFE standards will increase the average fuel economy of each manufacturer’s passenger car and light truck model offerings to 35.5 miles per gallon in 2017 and 54.5 miles per gallon by 2025.  We have in the past provided electric propulsion systems to many original equipment manufacturers (“OEMs”) for testing and product development.

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

•

Presence in China – Our presence in China is essential to address the largest market in the world for electric vehicles.  We have hired a vice president of Asia operations and a technical support engineer in China so far and have created UQM Technologies Asia Limited as the legal entity for our Asia headquarters operations.  We ultimately plan to have a manufacturing facility and other support functions in China.

Products

We offer a full range of motors and controllers for electric, hybrid electric, plug-in hybrid electric and fuel cell electric commercial trucks, vans, buses and automobiles.  Our current core electric propulsion products are:

•	PowerPhase HD® 220: Designed for medium and heavy duty trucks and buses.

•

PowerPhase HD®  220(+):  A high continuous power version designed for heavy duty trucks and buses that requires additional power for higher GVW or more challenging hilly terrain, this product delivers 25% higher continuous performance compared to the PowerPhase HD® 220.

•

PowerPhase HD®  950T:  A high torque version designed for commercial vehicle that requires additional torque where gear ratios are limited, this product delivers especially high torque performance compared to the PowerPhase HD® 220.

•	PowerPhase HD® 250: A high voltage version of the product that produces high torque and power, designed for buses as well as medium and heavy duty trucks.

•	PowerPhase DT®: A full electric drivetrain, this system includes our PowerPhase HD® 220/250 motor and inverter system, an Eaton 2-speed transmission, and a Pi Innova transmission control unit.

•	PowerPhase Pro® 100: Designed for passenger vehicles and light duty truck or van applications.

•	PowerPhase Pro® 135: The PP 135 offers higher performance for those applications that require it versus our PowerPhase Pro® 100.

•

Auxiliary Motor Systems:  Multiple products are offered for compressor, pump and fan applications, including a family of motor/controller systems for fuel cell air compressors, an integrated motor/controller for aircraft air conditioning compressors, and an integrated motor/controller for aircraft air conditioning condenser fans.

•	Custom Solutions: We offer variations of the above motors in semi-custom configurations as well as fully customized solutions to meet individual customer specifications.

•	R340 and R410 Fuel Cell Compressor Systems: These fuel cell compressors are used in hydrogen powered fuel cell vehicles.

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

In September, 2016, we completed our work on an advanced motor design technology that eliminates the need for rare-earth elements in the magnets. The technology incorporates permanent magnets of an alternate chemistry, arranged in a unique way that maintains performance benefits. A patent has been awarded to protect this innovation. We had a $4.0 million program with the Department of Energy (“DOE”) to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. The DOE provided $3.0 million of funding for this program and the Company provided $1.0 million of cost-share contribution.   This award was announced in August 2011.

In January 2017, we announced a strategic alliance with Meritor, Inc. to jointly develop and supply full electric axle systems (E-axles) targeting the medium and heavy-duty commercial vehicle market.  This next-generation technology could accelerate market demand over the next few years due to improved component packaging, lower costs from integration, and increased vehicle performance.

Excess Inventory

We re-evaluated the carrying value of the PowerPhase Pro®   inventory  during 2016 and as of December 31, 2016.  A key factor in our analysis during the nine months ended December 31, 2016 was that in October of 2016, our customer ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro®  inventory by the date of this filing.  That payment has not at this point in time been received.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we have now determined that approximately $6.8 million of this inventory should be reserved as excess inventory and we have taken a charge for this amount against this inventory as of December 31, 2016.  We have purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We have also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.

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

Customers and Suppliers

We derive our revenue from the following sources: 1) the sale of products designed, engineered and manufactured by us primarily to OEMs, Tier 1 suppliers of OEMs, and vehicle integrators; 2) funded contract research and development services performed for strategic partners, customers and the U.S. government directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers’ products; and 3) after-market services and remanufacture.

Our business is subject to revenue fluctuation based on the buying cycles of our customers.  Specific customers that reach 10% or more of revenues in any given fiscal quarter or year will also vary depending on these buying cycles.  In the nine-month period ending December 31, 2016, three customers individually comprised 10% or more of our total revenues.  Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

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

Financial Information about Geographic Areas

The following summarizes total revenue by geographic area:

	Nine months ended December 31,	Year ended March 31,
	2016	2016
United States	$3,101,153	$3,537,397
Foreign Countries	1,021,842	1,769,402
	$4,122,995	$5,306,799

Classification of geographic area is determined based upon the country where the purchase transaction originated.

U.S. Government Contracts

We had a $4.0 million program with the DOE to develop non-rare-earth magnet electric motors for use in electric and hybrid vehicles. This grant ended in September 2016. The DOE provided $3.0 million of funding for this program and the Company provided $1.0 million of cost-share contribution. The objective of the program was to identify and evaluate magnet materials and technology that can deliver performance comparable to our rare-earth magnet motors, broaden our product portfolio, potentially lower magnet costs and limit our exposure to price and supply concerns associated with rare-earth magnets.  We have been granted a U.S. patent for our electric and hybrid electric vehicle motor design using non-rare earth magnets.

Backlog

Our order backlog for products at January 31, 2017 was approximately $4.9 million versus $2.3 million at April 30, 2016. Certain orders are blanket purchase orders which are subject to the issuance of subsequent release orders directing the number and timing of actual deliveries. We had backlog of service contracts from customers, which will provide future revenue upon completion, totaling approximately $0 at January 31, 2017 versus $457,000 at April 30, 2016. Substantially all of the backlog amounts at January 31, 2017 and April 30, 2016 are subject to amendment, modification or cancellation.  We expect to ship motor and controller backlog products over the next twelve months.

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

We also implement measures to protect our intellectual property, including the guarding and protection of source code, nondisclosure of control techniques, and protection of product design details, drawings and documentation.

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

Employee and Labor Relations

As of January 31, 2017, we had 48 employees, all of whom are full-time employees. We have entered into employment agreements with our executive officers.  The employment agreements expire on June 30, 2017.  We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2016 Transition Report on Form 10-KT, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. We make our Transition Report on Form 10-KT, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select “Investor Relations” and select the form you would like to access. Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.  Information on our website does not constitute part of this Transition Report.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Nine months ended December 31,		Year ended March 31,
	2016	2015	2016
		(Unaudited)
Net loss	$13,017,508	$6,007,432	$6,938,351

We have determined that most of our PowerPhase Pro® inventory, originally purchased and manufactured for sale to now-bankrupt CODA, is impaired.  As a result, the net loss for the nine months ended December 31, 2016 includes a reserve for excess inventory of $6,817,010 related to that inventory and a reserve of $349,906 for other obsolete inventory.

As of December 31, 2016, we had an accumulated deficit of $119,892,934.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the nine months ended December 31, 2016 was $13,017,508 (which includes a reserve for excess and obsolete inventory of $7,166,916, including CODA related and other inventory) versus a net loss for the fiscal year ended March 31, 2016 of $6,938,351. At December 31, 2016, our cash and cash equivalents totaled $2,100,089. We expect our losses to continue for the foreseeable future. Our existing cash resources, together with borrowings available under our $5.6 million non-revolving bank line of credit and cash generated from our revenues, are expected to be sufficient to complete our business plan for at least the next twelve months. Our ability to borrow funds under the line of credit is subject to our maintaining liquid assets of at least $1.5 million at the end of each quarter starting on June 30, 2017. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

We may not be able to sell the remaining inventory acquired for CODA and may recognize additional loss on the value of this inventory carried on our books.

Following the write-down of the value of inventory of the PowerPhase Pro® systems on our books originally acquired for now-bankrupt CODA, we still have aged inventory of $925,200 of PowerPhase Pro® systems.  This amount corresponds to existing orders we have for this PowerPhase Pro® systems inventory.  If customers do not purchase the amount of inventory they have ordered or we are unable to find new customers for this inventory, it may become  obsolete, causing an adverse effect on our results of operations.

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

We executed a ten-year supply agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA at December 31, 2016 totaled $3,838,092, all of which had been written off as uncollectible in prior years.  In addition, CODA was obligated under the supply agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  It is likely that we will recover only an insignificant amount of the balance owed to us under the CODA supply agreement, if any.

All funding from our DOE Grant to develop non-rare –earth magnet electric motors ended as of September 30, 2016 when the Grant expired.

Funds from the DOE Grant were very useful in supporting our growth initiatives and reducing our losses over the past several years. While we are pursuing other grant opportunities, there can be no assurance that we will be successful in obtaining other government grants.

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

In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation.  If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We own our offices and manufacturing facility and believe the facility to be well maintained, adequately insured and suitable for its present and intended uses. Information concerning our facility as of December 31, 2016 is set forth in the table below:

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

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT and Chicago Stock Exchange under the symbol UQM. The high and low trade prices, by fiscal quarter, as reported by the NYSE MKT Stock Exchange for the last two fiscal years are as follows:

Nine Months Ended December 31, 2016	High	Low
Third Quarter	$0.62	$0.42
Second Quarter	$0.69	$0.54
First Quarter	$0.90	$0.55

Year Ended March 31, 2016	High	Low
Fourth Quarter	$0.67	$0.43
Third Quarter	$1.65	$0.47
Second Quarter	$0.96	$0.50
First Quarter	$1.25	$0.70

On March 28, 2017 the closing price of our common stock, as reported on the NYSE MKT, was $0.51 per share and there were 527 active holders of record of our common stock.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by our Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 1

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Equipment Index, and those companies comprising the S&P 500 Index for the five year period from March 31, 2012 through December 31, 2016:

	3/12	3/13	3/14	3/15	3/16	12/16
UQM Technologies, Inc.	100	50.00	178.38	74.32	38.66	29.05
S&P 500	100	113.96	138.87	156.55	159.34	176.03
S&P Electrical Components & Equipment	100	118.22	147.97	136.94	134.07	143.31

*$100 invested on 3/31/12 in stock or index, including reinvestment of dividends Fiscal year ending December 31.

        Copyright 2017 S&P Global.  All rights reserved.

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

UQM Technologies, Inc.

Selected Consolidated Financial Data

	Nine months ended December 31,		Year ended March 31,
	2016	2015	2016
		(Unaudited)
Product sales	$3,491,859	$3,374,057	$4,592,852
Contract services revenue	$631,136	$428,454	$713,947
Loss from operations	$(13,044,547)	$(6,036,101)	$(6,976,527)

Net loss	$(13,017,508)	$(6,007,432)	$(6,938,351)

Net loss per common share - basic and diluted	$(0.27)	$(0.14)	$(0.16)

Total assets	$11,272,750	$25,212,310	$23,350,903

Long-term obligations	$141,667	$247,222	$288,889

Cash dividend declared per common share	-	-	-

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

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine, military, and industrial markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash and bank financing resources to fund our operations for at least the next twelve months.

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

•	We hired our first employees in China in 2016. As China represents the largest market in the world for electric vehicles, our presence in that market is critical to our long-term success.

•	We continue to seek out a strategic partner in China that meets three important criteria; the partner should have capital, infrastructure and access to that market.

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately leading to volume production operations.

•	We improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the needs of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

In June 2016, we announced an alliance to develop a full electric drivetrain system motor, inverter, 2-speed transmission, supplied by Eaton, and a transmission control unit, supplied by Pi Innova.  Combined with our HD220/250 motor/controller systems, the new product is called the “UQM PowerPhaseDT”.  The DT system will address the medium to heavy-duty commercial electric vehicle market and will allow customers to achieve increased performance in areas of grade ability, acceleration and efficiency.

In June 2016, we entered into the HK Agreement with Hybrid Kinetic.  The HK Agreement called for Hybrid Kinetic to purchase 66.5 million shares UQM common stock (for a majority ownership in the company) for approximately $48 million.  There were a number of conditions in the Agreement that required shareholder approval.  On December 26, 2016, the Company terminated the HK Agreement because a number of the conditions to close had not been satisfied or waived prior to the December 25, 2016 deadline specified in the HK Agreement.  We continue to seek out a strategic partner that will help us establish a significant local presence in China, which is the largest market in the world for electric vehicles.

In October 2016, we announced that we had achieved new China electric vehicle motor and inverter system certification to 2015 Chinese EV drivetrain standard for our PowerPhase HD250 system.  This certification allows us to supply electric propulsion systems to the heavy-duty commercial vehicle manufacturers throughout China.

In February 2017, we announced a strategic alliance with Meritor, Inc. to jointly develop full electric axle systems (“E-axles”) targeting the medium to heavy-duty commercial vehicle market.  The purpose of the alliance is to integrate mechanical drivetrain components from Meritor with electric motors, controls and software from UQM.  The development agreement, expected to last approximately two and one half years, will provide us with development funding and the opportunity to supply E-axle components directly to Meritor to support its customer base along with identifying new customers and applications around the globe.

Inventory Matters

In 2011, we began manufacturing and delivering PowerPhase Pro® systems under a ten-year supply agreement with CODA Automotive. As a result of substantial uncertainty regarding CODA’s financial ability, in late 2012 we recorded an allowance for doubtful accounts for CODA receivables and stopped manufacturing products for CODA.  On May 1, 2013, CODA filed for reorganization under the U.S. Bankruptcy Code.

At the time of its bankruptcy, we had on hand approximately $8.2 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.  We believe the PowerPhase Pro®  system is still right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory continues to be sold to a number of customers at prices greater than our costs, although the rate of sales has been very slow.  Since CODA’s bankruptcy, and as of the last fiscal year end, March 31, 2016, we have analyzed sales forecasts of current and potential customers for this product, including the forecasts anticipated in the long-term supply agreement with ITL that was signed in October 2015, although at lower margins, and believed that there was sufficient market demand to consume the balance of the PowerPhase Pro® inventory then on hand. So as of the fiscal year ended March 31, 2016, no impairment of this inventory was recorded. At December 31, 2016, we had approximately $7.6 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.

We again re-evaluated the carrying value of the PowerPhase Pro®   during 2016 and as of December 31, 2016.  A key factor in our analysis during the nine months ended December 31, 2016 was that in October of 2016, ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro®  inventory by the date of this filing.  That payment has not at this point in time been received.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we have now determined that approximately $6.8 million of this inventory should be reserved as excess inventory and we have taken a charge for this amount against this inventory as of December 31, 2016.  We have purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We have also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.

Financial Condition

Cash and cash equivalents at December 31, 2016 were $2,100,089 and working capital was $3,173,848 compared with $7,030,230 and $8,765,522, respectively, at March 31, 2016. The decrease in cash and cash equivalents was the result of operating losses.  Working capital decreased in nine months ending December 31, 2016 due to operating losses, which losses included a reserve for excess and obsolete inventory of $7,166,916 (which includes CODA related and other inventory).

Accounts receivable increased $681,912 to $1,163,316 at December 31, 2016 from $481,404 at March 31, 2016. The increase is primarily due to the timing of collections with increased sales in December. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At both December 31, 2016 and March 31, 2016, we had an allowance for uncollectible accounts of zero.

Costs and estimated earnings on uncompleted contracts decreased to $29,917 at December 31, 2016 versus $60,296 at March 31, 2016. The decrease is due to the ending of the DOE non-rare-earth project and timing of billings on certain contracts in process at December 31, 2016 versus March 31, 2016.

Total inventories decreased $7,361,706 to $1,749,735 at December 31, 2016 compared to $9,111,441 at March 31, 2016, reflecting a reserve for excess and obsolete inventory of $7,166,916 (which includes CODA related and other inventory) which was offset by shipments of PowerPhase Pro® and PowerPhase HD®  propulsion systems.

Prepaid expenses and other current assets decreased to $259,682 at December 31, 2016 from $272,597 at March 31, 2016, primarily due to a decrease in vender prepayments at the end of the current fiscal year versus the prior fiscal year end.

We invested $47,954 for the acquisition of property and equipment during the nine months ended December 31, 2016 versus $144,522 during the fiscal year ended March 31, 2016. The decrease in capital expenditures is primarily attributable to decreased levels of investments in production equipment during the nine months ended December 31, 2016.

Patent costs decreased to $213,326 at December 31, 2016 compared to $249,414 at March 31, 2016 primarily due to abandonment of patent application capitalized costs and the amortization of capitalized patent costs.

Trademark costs decreased to $94,955 at December 31, 2016 compared to $98,327 at March 31, 2016 due to the amortization of capitalized trademark costs.

Accounts payable increased $445,109 to $809,950 at December 31, 2016 from $364,841 at March 31, 2016, primarily due to the timing of vendor payments and increased costs incurred for the potential transaction with Hybrid Kinetic.

Other current liabilities increased $333,506 to $1,318,941 at December 31, 2016 from $985,435 at March 31, 2016. The increase is primarily attributable to the reclassification of accrued executive compensation from long-term to short-term coupled with an increase in accrued property taxes, warranty costs, and unearned revenue, offset by a decrease in accrued payroll and employee benefits at December 31, 2016.

Other long-term liabilities decreased $147,222 to $141,667 at December 31, 2016 from $288,889 at March 31, 2016 due to the reclassification of accrued executive compensation from long-term to short-term in addition to the amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital increased to $485,193 and $128,409,933, respectively, at December 31, 2016 compared to $483,303 and $128,103,861 at March 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with grants under our Equity Incentive Plan and Stock Bonus Plan.

Results of Operations – Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015 (unaudited)

As a result of electing to change our fiscal year end from March 31 to December 31, and in accordance with reporting rules stipulated under the Exchange Act, the following discussion is based on a comparison of operating results for the nine months ended December 31, 2016 (“2016”), which are audited, to operating results for the nine months ended December 31, 2015 (“2015”), which are unaudited.

Revenue

Product sales for 2016 increased 3 percent to $3,491,859 compared to $3,374,057 for 2015, reflecting an increase in orders from our customers, both domestically and internationally.

Revenue from contract services increased $202,682, or 47 percent, to $631,136 for 2016 versus $428,454 for 2015. This was driven by efforts to complete the DOE non-rare-earth grant that expired in September, 2016.

Gross Profit Margin

Gross profit margins on product sales for 2016 decreased to (173) percent compared to 25 percent for 2015. The decrease is primarily due to a reserve for excess and obsolete inventory of $7,166,916.

Gross profit margins on contract services decreased to 15 percent for 2016 compared to 17 percent for 2015, reflecting a change in the mix of contracts in process.

Costs and Expenses

Research and development expenditures for 2016 were $2,377,195 compared to $2,775,400 for 2015. Resources were allocated to cost of contract services from research and development in 2016 to focus on the completing the DOE non-rare-earth grant that ended on September 30, 2016.

Selling, general and administrative expenses for 2016 were $4,686,098 compared to $4,173,735 for 2015. The increase for 2016 is attributable to an increase in legal and business development expenses.

Loss on disposal of long-lived assets increased to $39,247 for 2016 from $0 for 2015.  The increase is attributable to an abandoned patent application.

Other

Interest income increased to $7,921 for 2016 from $4,240 for 2015. The increase for 2016 versus 2015 is attributable to higher levels of invested cash balances after the registered direct offering of our common stock in October 2015.

Other income for 2016 was $19,118 versus $24,429 for 2015. The decrease for 2016 compared to 2015 is attributable to lower recovery from bankruptcy proceedings.

Net Loss

As a result, net loss for 2016 was $13,017,508, or $0.27  per common share, compared to a net loss of $6,007,432, or $0.14 per common share, for 2015.

Liquidity and Capital Resources

Our cash balances and liquidity throughout 2016 were adequate to meet operating needs. At December 31, 2016, we had cash and cash equivalents of $2,100,089 and working capital of $3,173,848 compared to $7,030,230 and $8,765,522 at March 31, 2016, respectively. Working capital declined as of December 31, 2016 due to operating losses including a reserve for excess and obsolete inventory of $7,166,916.

For 2016, net cash used in operating activities was $4,884,360 compared to net cash used in operating activities of $3,584,861 for 2015. The increase in cash used in operating activities for 2016 versus 2015 is primarily attributable to decreased net operating losses.

Net cash used in investing activities for 2016 was $66,450 compared to $89,630 for 2015. The change for 2016 is primarily due to decreased levels of net investments in property and equipment.

Net cash provided by financing activities was $20,669 for 2016 versus cash provided by financing activities of $5,777,456 for 2015. The change in cash provided in 2015 was primarily attributable to the cash received by the registered direct offering in October, 2015.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, the reduction of inventories, and bank financing resources. On March 15, 2017, the Company entered into a non-revolving line of credit with a bank for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2016:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations	$210,706	$210,706	$-	$-	$-
Executive employment agreements (1)	272,222	272,222	-	-	-
Total	$482,928	$482,928	$—	$—	$—

(1)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements. This is reflected in other current liabilities in the accompanying Consolidated Balance Sheets.

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

During the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016, we recorded an inventory reserve for excess and obsolete inventory of $7,166,916, $0, and $9,906, respectively.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. and subsidiaries as of December 31, 2016 and March 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2016 and the year ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of December 31, 2016 and March 31, 2016, and the results of their operations and their cash flows for the nine months ended December 31, 2016 and the year ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

March 30, 2017

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$2,100,089	$7,030,230
Accounts receivable	1,163,316	481,404
Costs and estimated earnings in excess of billings on uncompleted contracts	29,917	60,296
Inventories	1,749,735	2,271,271
Prepaid expenses and other current assets	259,682	272,597
Total current assets	5,302,739	10,115,798

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,052,740	7,089,332
	13,252,371	13,288,963
Less accumulated depreciation	(7,590,641)	(7,241,769)
Net property and equipment	5,661,730	6,047,194

Patent costs, net of accumulated amortization of $932,564 and $916,960, respectively	213,326	249,414

Trademark costs, net of accumulated amortization of $80,885 and $77,514, respectively	94,955	98,327

Noncurrent inventories	-	6,840,170

Total assets	$11,272,750	$23,350,903

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	December 31,	March 31,
	2016	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$809,950	$364,841
Other current liabilities	1,318,941	985,435
Total current liabilities	2,128,891	1,350,276

Other long-term liabilities	141,667	288,889

Total liabilities	2,270,558	1,639,165

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,519,313 and 48,330,286 shares issued and outstanding, respectively	485,193	483,303
Additional paid-in capital	128,409,933	128,103,861
Accumulated deficit	(119,892,934)	(106,875,426)
Total stockholders’ equity	9,002,192	21,711,738

Total liabilities and stockholders’ equity	$11,272,750	$23,350,903

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Nine months ended December 31,		Year ended March 31,
	2016	2015	2016
		(Unaudited)
Revenue:
Product sales	$3,491,859	$3,374,057	$4,592,852
Contract services	631,136	428,454	713,947
	4,122,995	3,802,511	5,306,799
Operating costs and expenses:
Costs of product sales	9,526,302	2,533,674	3,343,508
Costs of contract services	538,700	355,803	659,244
Research and development	2,377,195	2,775,400	3,459,746
Selling, general and administrative	4,686,098	4,173,735	5,406,628
Recovery of impaired assets	-	-	(585,800)
Loss on disposal of long- lived assets	39,247	-	-
	17,167,542	9,838,612	12,283,326

Loss from operations	(13,044,547)	(6,036,101)	(6,976,527)

Other income:
Interest income	7,921	4,240	8,122
Other	19,118	24,429	30,054
	27,039	28,669	38,176

Net loss	$(13,017,508)	$(6,007,432)	$(6,938,351)

Net loss per common share - basic and diluted	$(0.27)	$(0.14)	$(0.16)

Weighted average number of shares of common stock outstanding - basic and diluted	48,448,718	42,001,299	43,574,137

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity

Balances at March 31, 2015	39,999,984	$400,000	$121,866,061	$(99,937,075)	$22,328,986

Issuance of common stock under employee stock purchase plan	62,932	629	38,748	-	39,377
Issuance of common stock under registered direct offering	8,000,000	80,000	5,698,463	-	5,778,463
Issuance of common stock under stock bonus plan	377,047	3,771	11,805	-	15,576
Common stock used for tax withholdings	(109,677)	(1,097)	(91,494)	-	(92,591)
Compensation expense from employee and director stock option and common stock grants	-	-	580,278	-	580,278
Net loss				(6,938,351)	(6,938,351)
Balances at March 31, 2016	48,330,286	$483,303	$128,103,861	$(106,875,426)	$21,711,738

Issuance of common stock under employee stock purchase plan	60,325	603	30,744	-	31,347
Issuance of common stock under stock bonus plan	146,155	1,462	(1,462)	-	-
Common stock used for tax withholdings	(17,453)	(175)	(10,503)	-	(10,678)
Compensation expense from employee and director stock option and common stock grants	-	-	287,293	-	287,293
Net loss				(13,017,508)	(13,017,508)
Balances at December 31, 2016	48,519,313	$485,193	$128,409,933	$(119,892,934)	$9,002,192

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended December 31,		Year ended March 31,
	2016	2015	2016
		(Unaudited)
Cash flows from operating activities:
Net loss	$(13,017,508)	$(6,007,432)	$(6,938,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452,127	728,459	950,145
Non-cash equity based compensation	287,293	546,288	595,854
Recovery of impaired assets	-	-	(585,800)
Loss on disposal of long-lived assets	39,247	-	-
Impairment of inventories	7,166,916	-	9,906
Change in operating assets and liabilities:
Accounts receivable	(681,912)	(140,624)	41,013
Other receivable	-	855,000	855,000
Costs and estimated earnings on uncompleted contracts	30,379	20,000	(10,379)
Inventories	194,790	351,888	232,706
Prepaid expenses and other current assets	12,915	(32,445)	(6,149)
Accounts payable and other current liabilities	778,615	315,985	(7,463)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(24,178)	(84,444)
Other long-term liabilities	(147,222)	(197,802)	(156,135)
Net cash used in operating activities	(4,884,360)	(3,584,861)	(5,104,097)

Cash flows from investing activities:
Acquisition of property and equipment	(47,954)	(59,869)	(144,522)
Cash paid for patent and trademark fees	(18,496)	(29,761)	(32,103)
Net cash used in investing activities	(66,450)	(89,630)	(176,625)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	31,347	26,584	39,377
Issuance of common stock in registered direct offering, net of offering costs	-	5,843,463	5,778,463
Payment of employee tax withholdings in exchange for return of common stock	(10,678)	(92,591)	(92,591)
Net cash provided by financing activities	20,669	5,777,456	5,725,249

(Decrease)/ increase in cash and cash equivalents	(4,930,141)	2,102,965	444,527
Cash and cash equivalents at beginning of period	7,030,230	6,585,703	6,585,703
Cash and cash equivalents at end of period	$2,100,089	$8,688,668	$7,030,230

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

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

 (d)  Accounts Receivable

We extend unsecured credit to many of our customers following a review of the customers’ financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for uncollectable accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts receivable. At December 31, 2016 and March 31, 2016, we had no allowance for doubtful accounts receivable.

(e)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We analyze slow-moving and excess inventory on a periodic basis and we charge directly to expense obsolete inventory items during the period we assess the value of such inventory to be impaired. For the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016, we recognized a reserve for excess and obsolete inventory of $7,166,916, $0 (unaudited) and $9,906, respectively. See Footnote 4.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(f)  Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with U.S. Department of Energy (“DOE”) grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 was $433,154, $716,182 (unaudited) and $923,917, respectively, and was reported in operating costs and expenses on the Consolidated Statements of Operations.

(g)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 8 years for patents, and 40 years for trademarks. Amortization expense for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 was $18,973, $12,277 (unaudited), and $26,228, respectively.

(h)   Impairment of Long-Lived Assets

We periodically evaluate whether circumstances or events have affected the recoverability of long-lived assets including intangible assets with finite useful lives. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows. As of December 31, 2016 and 2015 (unaudited) and fiscal year ended March 31, 2016, there was no impairment of long-lived assets.

(i)Product Warranties

Our warranty policy generally provides three months to four years of coverage depending on the product. We record a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products. For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available. The following is a summary of warranty activity for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016:

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts	Deductions (1)	End of Year
Nine months ended December 31, 2016
Accrued warranty cost	$244,310	79,100	-	(33,700)	$289,710

Year ended March 31, 2016
Accrued warranty cost	$184,920	102,247	-	(42,857)	$244,310

Nine months ended December 31, 2015 (unaudited)
Accrued warranty cost	$184,920	74,883	-	(28,431)	$231,372

Note (1) Represents actual warranty payments for units covered under warranty

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(j)  Segment Reporting

The Company has performed its quarterly assessment to determine if additional disclosures are required for segment reporting.  Management has determined that the Company has one operating segment because the chief operating decision maker (CODM) and management make business decisions based on product and contract services revenues taken as a whole. Therefore, no further disclosure is required at this time. Management will perform an assessment quarterly to determine if additional disclosures around this standard are needed in the future.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(o)  Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016:

	Nine months ended December 31,		Year ended March 31,
	2016	2015	2016
		(Unaudited)
Numerator:
Net loss	$(13,017,508)	$(6,007,432)	$(6,938,351)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	48,448,718	42,001,299	43,574,137

Net loss per common share - basic and diluted	$(0.27)	$(0.14)	$(0.16)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,		March 31,
	2016	2015	2016
		(Unaudited)
Non-vested stock bonus plan shares	102,048	90,561	88,214
Stock options outstanding	3,029,494	2,796,413	2,561,769
Warrants to purchase common stock	5,489,733	5,489,733	5,489,733

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(p)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, obsolescence reserves, and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(q)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application and providing additional disclosures. The Company currently anticipates adopting the standard using the retrospective method with the cumulative effect and additional disclosures at the period of adoption. Based on the Company’s assessment on the impact of this guidance on our consolidated financial statements, we expect revenue related to product and contract services to remain substantially unchanged.

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this new standard in the fourth quarter of 2016.  The Company has identified conditions that raised substantial doubt about its ability to continue as a going concern as of the date of issuance of its consolidated financial statements and accordingly disclosure has been made in Footnote 2.

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

In March 2016, the FASB issued guidance on improvements to employee share-based payment accounting for stock compensation.  The new standard addresses the topics of accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax withholding purposes. This is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted within any interim or annual period.  Any adjustments should be reflective as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all the amendments in the same period.  The Company is currently in the process of evaluating the impact of this guidance on our consolidated financial statements and does not expect it to have a material impact on the consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)  Going Concern Assessment

These Consolidated Financial Statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As at December 31, 2016, the Company has sustained recurring losses from continuing operations, had working capital surplus of $3,173,848, and accumulated deficit of $119,892,934.  The Company’s cash position at December 31, 2016 would not be able to support day to day activities through operations as they become due and sustain operations for the next twelve months.

On March 15, 2017, the Company  entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due.

As of the date of this filing, the Company has sufficient cash flow to continue as a going concern.

(3)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

At December 31, 2016 and March 31, 2016, the estimated period to complete contracts in process ranged from one to six months and one to thirteen months, respectively. We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	December 31,	March 31,
	2016	2016
Costs incurred on uncompleted contracts	$502,701	$2,607,764
Estimated earnings	331,969	717,771
	834,670	3,325,535
Less billings to date	(804,753)	(3,265,239)

Contracts in process	$29,917	$60,296

Included in the accompanying Consolidated Condensed Balance Sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$29,917	$60,296
Contracts in process	$29,917	$60,296

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Inventories

Inventories consist of:

	December 31,	March 31,
	2016	2016
Raw materials	$7,279,855	$7,279,633
Work-in-process	105,252	45,506
Finished products	1,531,544	1,786,302
Reserve for excess and obsolete inventory	(7,166,916)	-
	$1,749,735	$9,111,441

	December 31,	March 31,
	2016	2016
Inventories- current	$1,749,735	$2,271,271
Inventories- noncurrent	-	6,840,170
	$1,749,735	$9,111,441

In 2011, we began manufacturing and delivering PowerPhase Pro® systems under a ten-year supply agreement with CODA Automotive. As a result of substantial uncertainty regarding CODA’s financial ability, in late 2012 we recorded an allowance for doubtful accounts for CODA receivables and stopped manufacturing products for CODA.  On May 1, 2013, CODA filed for reorganization under the U.S. Bankruptcy Code.

At the time of its bankruptcy, we had on hand approximately $8.2 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.  We believe the PowerPhase Pro®  system is still right sized for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory continues to be sold to a number of customers at prices greater than our costs, although the rate of sales has been very slow.  Since CODA’s bankruptcy, and as of the last fiscal year end, March 31, 2016, we have analyzed sales forecasts of current and potential customers for this product, including the forecasts anticipated in the long-term supply agreement with ITL that was signed in October 2015, although at lower margins, and believed that there was sufficient market demand to consume the balance of the PowerPhase Pro® inventory then on hand. So as of the fiscal year ended March 31, 2016, no impairment of this inventory was recorded. At December 31, 2016, we had approximately $7.6 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.

We again re-evaluated the carrying value of the PowerPhase Pro®   during 2016 and as of December 31, 2016.  A key factor in our analysis during the nine months ended December 31, 2016 was that in October of 2016, ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro®  inventory by the date of this filing.  That payment has not at this point in time been received.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we have now determined that approximately $6.8 million of this inventory should be reserved as excess inventory and we have taken a charge for this amount against this inventory as of December 31, 2016.  We have purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We have also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.

(5)  Patents and Trademarks

Patents owned by the Company had a gross carrying amount of $1,145,890 and $1,166,374, accumulated amortization of $932,564 and $916,960, and a net carrying amount of $213,326 and $249,414, at December 31, 2016 and March 31, 2016, respectively. Trademarks owned by the Company had a gross carrying amount of $175,841 and $175,841, accumulated amortization of $80,885 and $77,514, and a net carrying value of $94,955 and $98,327 at December 31, 2016 and March 31, 2016, respectively. Patents and trademarks are amortized on a straight-line basis over the

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

estimated useful life of the asset.  The weighted-average period of amortization is 8 years for patents, and 40 years for trademarks.

Estimated future amortization of these intangible assets by calendar year is as follows:

	Patents	Trademarks
2017	$20,926	$4,496
2018	18,579	4,496
2019	12,316	4,496
2020	8,226	4,496
2021	8,226	4,496
Thereafter	145,053	72,475
	$213,326	$94,955

(6)  Other Current Liabilities

Other current liabilities consist of:

	December 31,	March 31,
	2016	2016
Accrued payroll and employee benefits	$62,220	$141,544
Accrued personal property and real estate taxes	232,326	174,260
Accrued warranty costs	289,710	244,310
Unearned revenue	116,886	79,956
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	189,175
Accrued executive compensation	272,222	-
Other	20,966	20,754
	$1,318,941	$985,435

(7)  Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its executive officers that expire on June 30, 2017.  The aggregate future base salary payable to the executive officers over their remaining terms is $507,302. The July, 2015 employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements.  These retention payments are being recorded over the required service period and as a result, we have recorded a liability of $272,222 and $132,222 at December 31, 2016 and March 31, 2016, respectively.

Lease Commitments

At  December 31, 2016, there were no operating leases and there was no rental expense during the nine months ended December 31, 2016 and fiscal year ended March 31, 2016.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Litigation

In November, 2015, we were notified that a supplier of electronic components under the former CODA automotive program had filed a lawsuit against us alleging breach of contract.  This lawsuit was settled as of March 31, 2016 and we have adjusted our Consolidated Financial Statements accordingly.

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

(9)  Stockholders’ Equity

In February, 2014, we completed a follow-on offering consisting of 2,864,872 shares of our common stock, and common stock warrants to purchase 1,432,436 shares of our common stock. The warrants are exercisable on or after August 6, 2014 and on or before August 5, 2018.  In addition, the placement agent was issued warrants to purchase 57,297 shares of common stock, on substantially the same terms as the warrants issued to the purchasers.

In October, 2015, we completed a follow-on offering consisting of 8,000,000 shares of common stock, and common stock warrants to purchase 4,000,000 shares of our common stock.  The warrants are exercisable for the period beginning April 30, 2016 through October 20, 2020.

On January 10, 2017, the shareholders approved an increase of the number of authorized common shares to 175,000,000.

			Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at March 31, 2015	1,489,733	$2.13	3.4 years
Granted	4,000,000	$1.31
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2016	5,489,733	$1.53	4.0 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at December 31, 2016	5,489,733	$1.53	3.3 years

Exercisable at December 31, 2016	5,489,733	$1.53	3.3 years

(10)  Stock-Based Compensation

Stock Option Plans

As of December 31, 2016, we had 4,600,000 shares of common stock authorized and 2,554,193 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).  The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2016, we had 1,000,000 shares of common stock authorized and 389,784 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of December 31, 2016, we had 2,554,994 shares of common stock authorized and there were 374,826 shares of common stock available for future grant under the Stock Plan.  Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At December 31, 2016, we had 700,000 shares of common stock authorized and 172,341 shares of common stock available for issuance under the Stock Purchase Plan.

Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE MKT) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the nine months ended December 31, 2016 and fiscal year ended March 31, 2016 was insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

calculating such values during the nine months ended December 31, 2016 and fiscal year ended March 31, 2016, were based on estimates at the date of grant as follows:

	Nine months ended December 31,				Year ended March 31,
	2016		2015		2016
			(Unaudited)
Weighted average estimated fair value of grant	$0.74	per option	$0.47	per option	$0.45	per option
Expected life (in years)	6.6	years	6.8	years	6.5	years
Risk free interest rate	1.85%		2.13%		2.05%
Expected volatility	84.95%		78.51%		79.03%
Expected dividend yield	0.00%		0.00%		0.00%

Total share-based compensation expense and the classification of these expenses for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 were as follows:

	Nine months ended December 31,		Year ended March 31,
	2016	2015	2016
		(Unaudited)
Costs of product sales	8,553	13,021	15,301
Costs of contract services	6,679	4,420	6,345
Research and development	27,717	31,966	36,561
Selling, general and administrative	244,344	496,881	537,647
	$287,293	$546,288	$595,854

Stock Option Plans Activity

Additional information with respect to stock option activity during the nine months ended December 31, 2016 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2016	2,561,769	$1.40	6.2 years	$-
Granted	632,098	$0.68
Exercised	-	$-		$-
Forfeited	(189,069)	$2.06

Outstanding at December 31, 2016	3,004,798	$1.20	6.4 years	$-

Exercisable at December 31, 2016	2,184,741	$1.37	5.4 years	$-

Vested and expected to vest at December 31, 2016	2,736,080	$1.21	6.2 years	$-

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information with respect to stock option activity during the fiscal year ended March 31, 2016 under our Stock Option Plans is as follows:

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

Additional information with respect to stock option activity during the nine months ended December 31, 2015 (unaudited) under our Stock Option Plans is as follows:

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

The weighted-average grant date fair value of options granted during the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 was $0.74, $0.47 (unaudited) and $0.45, respectively.

As of December 31, 2016, there was $327,055 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-six months.  The total fair value of stock options that vested during the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 was $165,665, $316,641 (unaudited) and $414,981, respectively.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Cash received by us upon the exercise of stock options for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 was zero for all periods. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of December 31, 2016 and 2015 and March 31, 2016 and changes during the above noted periods are presented below:

	Nine months ended December 31,				Year ended March 31,
	2016		2015		2016
			(Unaudited)
		Weighted- Average		Weighted- Average		Weighted- Average
	Shares Under	Grant Date	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	88,214	$1.36	432,039	$1.26	432,039	$1.26
Granted	160,389	$0.68	23,600	$0.66	23,600	$0.66
Vested	(144,981)	$0.98	(361,237)	$1.22	(362,411)	$1.22
Forfeited	(1,574)	$1.25	(3,841)	$5.15	(5,014)	$3.95
Unvested at end of period	102,048	$0.84	90,561	$1.36	88,214	$1.36

As of December 31, 2016, there was $63,625 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at December 31, 2016 is expected to be recognized over a weighted-average period of twenty-seven months.

Stock Purchase Plan Activity

During the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016, we issued 60,325, 39,671 (unaudited) and 62,932 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016 was $31,347, $26,584 (unaudited) and $39,377, respectively.

(11)  Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016:

	Nine months ended December 31,				Year ended March 31,
	2016		2015		2016
			(Unaudited)
Customer A	$20,301	-%	$174,565	5%	$174,565	3%
Customer B	$263,705	6%	$293,654	8%	$480,454	9%
Customer C	$348,428	8%	$1,042,173	27%	$1,075,861	20%
Customer D	$526,136	13%	$340,454	9%	$625,947	12%
Customer E	$532,710	13%	$431,731	11%	$564,636	11%
Customer F	$1,330,709	32%	$449,744	12%	$859,964	16%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes accounts receivable from significant customers as of December 31, 2016 and 2015 and March 31, 2016:

	December 31,	December 31,	March 31,
	2016	2015	2016
		(Unaudited)
Customer A	-%	12%	-%
Customer B	11%	-%	20%
Customer C	29%	52%	-%
Customer D	-%	12%	32%
Customer E	10%	13%	12%
Customer F	46%	2%	22%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)  Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

	Nine months ended	Year ended
	December 31,	March 31,
	2016	2016
Computed "expected" tax benefit	$(4,425,953)	$(2,359,039)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance for net deferred tax assets	6,120,293	2,495,540
Other, net	(1,694,340)	(136,501)
Income tax expense	$—	$—

The tax effects of temporary difference that give rise to significant portions of the net deferred tax asset are presented below:

	December 31,	March 31,
	2016	2016
Deferred tax assets:
Research and development credit carry-forwards	$4,073	$4,073
Net operating loss carry-forwards	32,864,500	29,451,289
Deferred compensation	111,006	50,021
Property and equipment	122,814	133,085
Stock Compensation	985,219	981,829
Other	3,157,324	505,883
Total deferred tax assets	37,244,936	31,126,180

Deferred tax liabilities:
Intangible assets	53,128	54,666
Total deferred tax liabilities	53,128	54,666

Net deferred tax assets	37,191,808	31,071,514

Less valuation allowance	(37,191,808)	(31,071,514)

Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2016 and March 31, 2016, respectively, we had net operating loss (“NOL”) carry-forwards of approximately $90.3 million and $84.8 million for U.S. income tax purposes that expire in varying amounts through 2036. Approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $37.2 million and $31.1 million at December 31, 2016 and March 31, 2016, respectively, relates principally to the uncertainty of the utilization of deferred tax assets in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

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

(13)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan (“401K Plan”) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $85,481, $85,524 (unaudited), and $115,789, for the nine months ended December 31, 2016 and 2015 and fiscal year ended March 31, 2016, respectively.

(14)  Interim Financial Data (Unaudited)

	Quarters Ended
	June 30,	September 30,	December 31,
Nine months ended December 31, 2016
Sales	$1,435,081	$1,021,125	$1,666,789
Gross profit	$439,043	$244,521	$(6,625,571)
Net loss	$(1,954,030)	$(2,368,245)	$(8,695,233)

Net loss per common share basic and diluted:	$(0.04)	$(0.05)	$(0.18)

	Quarters Ended
	June 30,	September 30,	December 31,	March 31,
Year ended March 31, 2016
Sales	$740,529	$1,734,810	$1,327,172	$1,504,288
Gross profit	$98,285	$349,466	$465,283	$391,013
Net loss	$(2,224,251)	$(2,409,047)	$(1,374,134)	$(930,919)

Net loss per common share basic and diluted:	$(0.06)	$(0.06)	$(0.03)	$(0.01)

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

ITEM 9A.      CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on their evaluation as of December 31, 2016, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for all aspects of the business, including the preparation of the consolidated financial statements in this transition report. Management prepared the consolidated financial statements using accounting principles generally accepted in the United States. Management has also prepared the other information in this transition report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria described in the 1992 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December, 2016, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process. We are in the process of converting our Internal Control Framework to the 2013 Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

This Form 10-KT does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-KT.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 30, 2017

/s/JOSEPH R. MITCHELL	/s/DAVID I. ROSENTHAL
Joseph Mitchell	David I. Rosenthal
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings “Election of Directors”, “Management” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings “Executive Compensation”, “Option Grants during Fiscal Year 2016,” “Aggregate Option Exercises During Fiscal Year 2016,” “Option Values at the End of Fiscal Year 2016,” “Director Compensation,”  “Compensation discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading “Security Ownership of Certain Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December, 31, 2016 and March 31, 2016.

Consolidated Statements of Operations for the Nine Months Ended December 31, 2016, 2015 (unaudited) and Fiscal Year Ended March 31, 2016

Consolidated Statements of Stockholders’ Equity for the Nine Months Ended December 31, 2016 and Fiscal Year Ended March 31, 2016

Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2016, 2015(unaudited) and Fiscal Year Ended March 31, 2016

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 1(e) to the Consolidated Financial Statements above.

	3.	Exhibits:

3.1

Amended and Restated Articles of Incorporation as further amended. Reference is made to Exhibit 3.1 of our current report on Form 8-K filed on January 10, 2017, which is incorporated herein by reference.

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

4.4		Credit Agreement dated March 15, 2017 between UQM Properties, Inc. and Bank of the West pertaining to the Company’s working capital and cash managment non-revolving line of credit.

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

10.14	Form of Incentive Stock Option Agreement. ** Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.15	Form of Non-Qualified Stock Option Agreement. ** Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.16	Form of Restricted Stock Agreement, amended May 9, 2012. ** Reference is made to Exhibit 10.20 of our Form 10-K filed May 24, 2012, which is incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Transition Report on Form 10-KT to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 30th  day of March, 2017.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ JOSEPH MITCHELL
Joseph Mitchell
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-KT has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board of Directors	March 28, 2017
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President and Chief Executive Officer	March 30, 2017
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2017
David I. Rosenthal

/s/STEPHEN J. ROY	Director	March 28, 2017
Stephen J. Roy

/s/JOSEPH P. SELLINGER	Director	March 29, 2017
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	March 29, 2017
John E. Sztykiel