Form 10-KT/A
period 2016-12-31
UQM TECHNOLOGIES INC
filed 2017-04-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ______________

OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2016 to December 31, 2016

Commission file number 1-10869

UQM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4120 Specialty Place, Longmont, Colorado	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 682-4900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes [ ] No [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of September 30, 2016, based on the closing price of the Common Stock as reported by the NYSE MKT on such date was approximately $30,081,573. As of April 25, 2017, there were 48,581,954 shares of the registrant’s Common Stock outstanding.

Explanatory Statement:

UQM Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KT/A to amend our Transition Report on Form 10-KT for the nine months ended December 31, 2016 (transition period), initially filed with the U.S. Securities and Exchange Commission on March 30,  2017 (“Original Form 10-KT”). This Form 10-KT/A includes information required by Part III of Form 10-KT (Items 10, 11, 12, 13, and 14). Our Original Form 10-KT stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before May 1, 2017.

This Form 10-KT/A only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-KT. No other items in the Original Form 10-KT are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing other than compensation decisions and award grants made following the end of the reported period. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits (Item 15) to this Amendment No. 1 on Form 10-KT/A.

i

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

DIRECTORS

Pursuant to the bylaws of the Company, the Board (the “Board”) or shareholders set the number of directors.  The Board currently consists of five members. The Board is not classified, and each director serves for a term of one year and thereafter until his successor is duly elected and qualified.  Below is a list of our directors, their ages, committee assignments and business experience.

Name	Age	Position with the Company	Officer or Director Since	Business Experience

Donald W. Vanlandingham	77	Chairman of the Board, Member of the Compensation Committee and Member of the Governance and Nominating Committee	2003

Retired since 2003. Chairman of the board of directors of Ball Aerospace and Technologies Corporation, a wholly-owned subsidiary of Ball Corporation from 2002 to 2003; President and Chief Executive Officer of Ball Aerospace and Technologies Corporation from 1996 to 2002.

Joseph R. Mitchell	56	President and Chief Executive Officer	2012

President and CEO of UQM since January 2016. Interim President, CEO, and Chief Operating Officer (COO) of UQM from July 2015 to January 2016.  Senior VP of Operations of UQM from June 2012 to July 2015. Director of Quality, North America for A123 Systems, Inc. from March to May 2012. Director of Operations and Quality – North American Hybrid Electric Drives for Continental Automotive from 2008 to February 2012.

Stephen J. Roy	67	Director, Chairman of the Audit Committee and Member of the Compensation Committee	2000	Principal, STL Capital Partners, LLC since 2002. Managing Director - Investment Banking for A. G. Edwards & Sons, Inc. from 1989 through 2002.

Joseph P. Sellinger	71	Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Member of the Governance and Nominating Committee	2008	Retired since 2006. Vice President, Anheuser Busch Companies and Chairman, President and Chief Executive Officer of the Anheuser Busch Packaging Group from 2000 to 2006.

John E. Sztykiel	60	Director, Chairman of the Governance and Nominating Committee and Member of the Audit Committee	2012	President, Chief Executive Officer and Director, Spartan Motors, Inc. from 2002 to February 2015.

We have provided below information about each director’s specific experience, qualifications, attributes or skills that led our Board to conclude, in light of our business and corporate strategy, that such individual should serve as a director of the Company at the time of their election in November 2016.

Mr. Vanlandingham, our Chairman, has been an independent director of the Company for 14 years.  He brings many years of leadership and management experience as Chairman and Chief Executive Officer of a major technology and manufacturing company to his role on the Board.  With experience in overseeing development of technology and complex equipment with attention to development schedules, production, quality, business development and budgets, he brings valuable insight to the Board as it oversees the Company’s operations and strategy.

Mr. Mitchell is our President and Chief Executive Officer.  Mr. Mitchell has over 26 years of experience in the automotive sector with particular focus in operations and quality, and over 16 years of experience in hybrid electric automotive applications.  Mr. Mitchell brings operational and management experience specific to UQM’s business and is a recognized leader in the electric propulsion industry.

Mr. Roy has been an independent director of the Company for over 17 years.  With over 30 years of investment banking experience and over ten years’ experience as a principal and co-founder of a private equity business, Mr. Roy brings valuable insight to the Company in finance and accounting, capital markets, business analysis and strategy.  Mr. Roy has the financial background and skills to serve as an “audit committee financial expert.”

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

During the nine months ended December 31, 2016 (transition period), the Board held twelve meetings. Each incumbent director attended or participated in more than 80 percent of the meetings of the Board and Board committees on which he served during the period he was a director.  Participation at meetings was sometimes by telephone, which is authorized under Colorado law.  The Company encourages directors to attend the Annual Meeting of Shareholders each year.  At the 2016 Annual Meeting of Shareholders held November 22, 2016, all members of the Board attended.  The independent directors serving on the Board periodically meet as a group without management present.  None of the directors listed above have been involved during the last ten years in any legal proceedings that are material to an evaluation of the ability or integrity of that person to serve as a director of the Company.

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

Committees of the Board

Our Board has three standing committees - Audit, Compensation, and Governance and Nominating.  Each of the Audit, Compensation and Governance and Nominating committees is comprised entirely of independent directors and is led by a committee chair.  All of our independent directors are encouraged to, and do, actively participate in the development of the Company’s business strategy in collaboration with the Chief Executive Officer and in the general oversight of the Company’s operations and financial affairs.

Mr. Roy serves as the committee chair of the Audit Committee. In this role, he exercises substantial influence and judgment over the Company’s financial affairs and financial reporting. The Audit Committee has a written charter adopted by the

Board that specifies its duties including assisting the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions, and its direct responsibility for the appointment, retention, compensation and oversight of the independent auditors.  A copy of the Company’s Audit Committee charter is available on our website at www.uqm.com “Investors – Corporate Governance”.  The Audit Committee consists of three directors, Messrs. Roy, Sellinger and Sztykiel and met three times during the nine months ending December 31, 2016 (transition period).  All members of the Audit Committee are independent directors as defined in applicable rules of the NYSE MKT and the Securities and Exchange Commission (“SEC”).  The Board has determined that Mr. Roy meets the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Mr. Sztykiel serves as the committee chair of the Governance and Nominating Committee. In this role, he exercises substantial influence and judgment over the Company’s governance policies and the identification and evaluation of candidates for our Board.  The Governance and Nominating Committee considers such matters as whether the size and composition of the Board is appropriate in the context of the Company’s business operations, monitors and addresses issues related to corporate governance and suggests changes when it deems appropriate and oversees the annual assessment of Board performance.  The Governance and Nominating Committee has a written charter specifying its responsibilities.  See also “Selecting Nominees for Director” above. The Governance and Nominating Committee consists of three directors, Messrs. Sellinger, Sztykiel and Vanlandingham and met one time during the nine months ending December 31, 2016 (transition period).  All members of the Governance and Nominating Committee are independent directors as defined in applicable rules of the NYSE MKT and the SEC.

Mr. Sellinger serves as the committee chair of the Compensation Committee.  In this role, he exercises substantial influence and judgment over the Company’s compensation practices, particularly as it relates to the structure and competitiveness of the Company’s executive compensation.  The Compensation Committee reviews the performance and compensation of the Company’s Chief Executive Officer and administers the 2012 Equity Incentive Plan, Employee Stock Purchase Plan, Non-Employee Director Stock Option Plan and Stock Bonus Plan.  The Compensation Committee consists of three directors, Messrs. Roy, Sellinger and Vanlandingham, and met four times during the nine months ending December 31, 2016 (transition period).  All members of the Compensation Committee are independent directors as defined in applicable rules of the NYSE MKT and the SEC.  The Compensation Committee has a written charter specifying its responsibilities which is available on our website at www.uqm.com “Investors – Corporate Governance.”

Compensation Committee Interlocks and Insider Participation

Messrs. Roy, Sellinger and Vanlandingham were members of the Compensation Committee during the nine months ending December 31, 2016 (transition period). All members of the Compensation Committee were independent directors, and no member was an employee or former employee of the Company. During the nine months ending December 31, 2016 (transition period), none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Board or the Compensation Committee.

MANAGEMENT

The executive officers of the Company are:

Name	Age	Position

Joseph R. Mitchell	56	President and Chief Executive Officer

David I. Rosenthal	62	Treasurer, Secretary and Chief Financial Officer

Adrian P. Schaffer	54	Vice President of Sales and Business Development

Josh M. Ley	42	Vice President of Engineering

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC.  The Company is required to report in this statement any failure to file timely reports with the SEC  during the nine months ending December 31, 2016 (transition period).  Based solely on its review of Form 3, Form 4 and Form 5 filings, the Company believes that the following required Section 16(a) reports were not filed timely during the nine months ending December 31, 2016 (transition period).

Name	# of Late Forms	# of Transactions Reported Late	Failure to File a Required Form
Joseph R. Mitchell	1	1	-
David I. Rosenthal	2	2	-
Adrian P. Schaffer	2	2	-
Donald W. Vanlandingham	1	1	-
Stephen J. Roy	1	1	-
Joseph P. Sellinger	1	1	-
John E. Sztykiel	1	1	-

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

Bonus payments and long-term incentive grants are determined by the Compensation Committee based principally on objective criteria consisting of each executive officer’s achievement of personal and Company-wide goals.  Payments of bonus awards each fiscal year are based on a retrospective review of the prior fiscal year’s performance.  The amount of the cash bonus payment and long-term incentive grant for each executive is determined based on the Compensation Committee’s deliberations regarding attainment of individual and Company-wide goals by Company executives.  The Compensation Committee’s determination of the degree of attainment of these goals by each executive was subjective and based on its deliberations.  The Compensation Committee also annually reviews the base pay of our executive offices and may increase (but not decrease) the amount of base pay as specified in the respective employment agreement with each executive.

The Compensation Committee is composed of three members of our Board, each of which is independent as defined in applicable rules of the NYSE MKT and the SEC.  The Compensation Committee does not delegate its authority to establish executive compensation to any other persons.  The Compensation Committee approved the total compensation (and each of the individual elements of compensation) for Joseph R. Mitchell, President and Chief Executive Officer.  The Committee also approved the compensation of the other named executive officers with input from the Chief Executive Officer.

In the twelve months ended March 31, 2015, the Compensation Committee engaged Pay Governance LLC to provide consulting services on executive compensation, pay scales and alternative executive compensation plans.  The Compensation Committee anticipates that it may engage a compensation consultant at an interval of every three to five years to assist it in evaluating the competitiveness of its executive compensation program.

The Compensation Committee has also reviewed compensation data from a peer group of alternative energy companies that it believed to be in competition with the Company in the marketplace for executive talent.  While the Compensation Committee does not set benchmark percentile targets for executive compensation, the compensation levels for the three primary elements of executive compensation are generally set to establish pay levels that are competitive with those of the identified peer group of companies.

The Compensation Committee has reviewed all compensation policies and practices for executive officers and employees to determine if there is risk arising from such policies and practices that could reasonably have a material adverse effect on the Company. The Compensation Committee reviews all aspects of performance in determining bonus awards and there are no specific threshold targets that increase bonuses.  In addition, the Company’s maximum bonus award in any year is limited to two times the target bonus, and the Company has to date never exceeded a bonus payout of more than 100% of the target.  Further, bonuses awarded may be recouped pursuant to our clawback policy.  Therefore, the Committee believes there is a low risk for any material adverse effect on the Company arising from compensation policies and practices.

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

2016 Say-on-Pay Advisory Vote

At our 2016 Annual Meeting of the Company’s shareholders, 76% of the Company’s voting shareholders approved, on an advisory basis, the compensation of our named executive officers.  Our Compensation Committee considered the results of the advisory vote on executive compensation.

Adoption of Compensation Clawback Policy

In July 2015, our Board adopted the UQM Technologies, Inc. Clawback Policy.  This clawback policy allows us to recoup executive incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws.   The clawback policy applies to all forms of incentive compensation previously granted to executive officers, including stock options, cash bonuses, and restricted stock, that were granted during the three years prior to any accounting restatement. The amount to be recovered will be the excess of the executive compensation paid to the named executive officer based on the erroneous data over the executive compensation that would have been paid to the named executive officer had it been based on the restated results, as determined by the Compensation Committee.

Elements of Compensation

Base Salary.  Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions in the peer group of companies, as well as the experience and performance of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee.  Base salaries are reviewed annually by the Compensation Committee and the Board and may be increased, but not decreased without the consent of the executive, by the Board from time to time coincident with our annual review.

During the nine months ending December 31, 2016 (transition period), the Compensation Committee increased annual base salary for each executive by approximately 2.0%. These increases consisted of cost of living and merit based adjustments.

Cash Bonus Compensation. The Compensation Committee annually considers the award of performance-based cash bonuses to compensate executives for achieving financial, operational and strategic goals and for individual performance.  The amount of cash bonuses, if any, is established during deliberations by the Compensation Committee using its judgment after considering the objective and subjective factors discussed above and the individual’s performance. As a result, bonuses may vary greatly from one year to the next.

The Compensation Committee has established target cash bonus levels as a percentage of base salary for each executive officer based on the level of responsibility for each executive position and by reference to the level of target cash bonus payments by the peer group of companies. The target cash bonus levels for each of the Company’s executive officers as a percentage of each officer’s base salary is as follows:

Name of Executive Officer	Target Bonus Percentage
Joseph R. Mitchell	75%
David I. Rosenthal	40%
Adrian P. Schaffer	30%

Actual cash bonus payments may either exceed or be less than the target level based on the Compensation Committee’s judgment as to whether individual and Company-wide goals were met, exceeded or partially-met, subject to a maximum bonus award in any year of two times the target bonus.

For the nine months ending December 31, 2016 (transition period), cash bonuses paid to executive officers as a percentage of their base salary, were as follows:

Name of Executive Officer	Bonus Percentage Paid
Joseph R. Mitchell	42.75%
David I. Rosenthal	22.80%
Adrian P. Schaffer	17.10%

The principal Company-wide goals for the nine months ending December 31, 2016 (transition period) used by the Compensation Committee for purposes of determining bonus payments included solidifying the Company’s base revenue, maintaining and improving gross margins, securing a long-term strategic partner, controlling the rate of cash outflows with cost management and efficiencies, product innovation and product quality.  The Compensation Committee does not plan to make bonus determinations against these goals until May 2017.

When the Company entered into new employment agreements with its named executive officers in July 2015, it agreed to provide retention bonuses to its named executive officers to incent them to remain employees of the Company while it explored strategic alternatives.  If the executive remains an employee of the Company continuously through June 30, 2017, he will be paid a cash bonus after that date in the amount specified in his respective employment agreement.

Long-Term Incentive Compensation.  The Compensation Committee annually considers the award of long-term incentive compensation to compensate executive officers for their efforts in positioning the Company for long-term growth. The Compensation Committee considers a number of qualitative factors in setting the long-term incentive compensation for each executive officer, including the specific goals listed above as well as each executive officer’s contribution to a variety of  other Company-wide goals such as new customer and market development activities, supply chain optimization and improvement, technology base enhancements, new product development and launch activities, enhanced investor relations and implementation of certain extraordinary transactions, among other things.

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

Qualitative criteria are generally used to establish goals and objectives that the Board believes add value to the Company and enhance its prospects for long-term growth and success.  The Compensation Committee has established target levels for long-term incentive compensation for each executive officer based on the level of responsibility for each executive position and the peer group of companies. The target long-term incentive compensation level (as a percentage of each officer’s base salary) for each of the Company’s executive officers is as follows:

Name of Executive Officer	Target Long-Term Incentive Compensation
Joseph R. Mitchell	100%
David I. Rosenthal	65%
Adrian P. Schaffer	50%

The Compensation Committee reviewed performance for the twelve months ended March 31, 2016 in July 2016 and determined to award long-term incentive compensation to the executive officers at 57% of the target level.  The fair value of long-term incentive compensation awards granted to executive officers in July 2016 for their performance, as a percentage of their base salary, were as follows:

Name of Executive Officer	Actual Long-Term Incentive Compensation Percentage Awarded	Stock Options # of Shares	Stock Shares # of Shares
Joseph R. Mitchell	57.0%	199,856	41,493
David I. Rosenthal	37.1%	97,717	20,287
Adrian P. Schaffer	28.5%	66,746	13,857

The Compensation Committee does not plan to make bonus determinations against the goals for the twelve months ended March 31, 2017 until May 2017.

Employment Agreements

Each of our executive officers has employment agreements with the Company, as described below.  The agreements provide for compensation in the form of annual base salary, which cannot be decreased during the term of the agreement without the consent of the executive, a monthly automobile allowance, the opportunity for cash bonuses, stock awards and stock options and employee benefits available to other Company employees.  The agreements also provide for potential payments upon termination without cause, termination upon a change in control, disability or death.  See “Employment Agreements” below.

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

Executive Compensation

The following tables and narrative discuss the compensation of our Chief Executive Officer, Chief Financial Officer and other highly compensated officers determined under the SEC rules for compensation earned or paid in nine months ended December 31, 2016 (transition period) and twelve months ended on March 31, 2016.  These persons are referred to as our named executive officers.

Summary Compensation Table

Name and						All other
Principal	Period			Stock	Option	compen-
Position	ended (2)	Salary	Bonus (3)	awards (4)	awards(4)	sation (5)	Total
		($)	($)	($)	($)	($)	($)
Joseph R. Mitchell	Dec-16	251,625	-	-	-	14,663	266,288
President and Chief	Mar-16	265,280	141,000	21,576	103,925	19,576	551,357
Executive Officer (1)

David I. Rosenthal	Dec-16	189,269	-	-	-	11,913	201,181
Treasurer, Secretary	Mar-16	247,326	57,000	10,549	50,813	15,011	380,699
And Chief Financial Officer

Adrian P. Schaffer	Dec-16	168,065	-	-	-	32,588	200,653
Vice President of Sales	Mar-16	219,618	37,800	7,206	34,708	14,204	313,536
and Business Development

(1)

Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016. Prior to that, Mr. Mitchell was appointed interim Chief Executive Officer on July 20, 2015 and Chief Operating Officer.

(2)

UQM Technologies, Inc. changed its year-end date from March 31 to December 31 in 2016.  The amounts reflected for March 2016 are for a twelve month period.  The amounts reflected for December 2016 are for a nine month transition period.

(3)

The Compensation Committee does not plan to make bonus determinations for the twelve months ended March 31, 2017 performance until May 2017.  Bonus payments listed for the twelve months ended March 31, 2016 represent payments made in July 2016 with respect to performance in the twelve months ended March 31, 2016.

(4)

The amounts reported in the stock and option awards’ columns represent the aggregate grant date fair value computed pursuant to FASB ASC Topic 718 in the Company’s financial statements, not reduced by the estimated forfeiture rate.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Transition Report on Form 10-KT for the nine months ended December 31, 2016 (transition period).

(5)

Amounts reported in the all other compensation column above are comprised of the following items:

All Other Compensation

					Moving,
					professional
		401(k) plan		Employer	dues,
	Period	matching	Automobile	paid life	education
Name	ended (2)	contributions	allowance	insurance(3)	& other		Total
		($)	($)	($)	($)		($)
Joseph R. Mitchell(1)	Dec-16	5,999	7,290	1,374	-		14,663
	Mar-16	7,992	9,720	1,864	-		19,576
David I. Rosenthal	Dec-16	3,151	7,290	1,471	-		11,913
	Mar-16	3,294	9,720	1,997	-		15,011
Adrian P. Schaffer	Dec-16	2,798	7,290	1,159	21,341	(4)	32,588
	Mar-16	2,925	9,720	1,559	-		14,204

(1)

Mr. Mitchell was appointed President and Chief Executive Officer on January 5, 2016 and served as interim President and Chief Executive Officer from July 20, 2015 until January 5, 2016.

(2)

UQM Technologies, Inc. changed their year-end date from March 31 to December 31 in 2016.  The amounts reflected for March 2016 are for a twelve month period.  The amounts reflected for December 2016 are for a nine month transition period.

(3)

Premiums paid by the Company on Company-owned insurance policies to insure the salary continuation provisions contained in executive employment agreements which provide for the payment of three years annual base salary to the estate of the executive in the event of his death during the term of the employment agreement.

(4)

Includes income tax gross-ups on apartment living expenses of $14,517.

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

Outstanding Equity Awards at December 31, 2016

	Option awards					Stock awards
	Number	Number						Market
	of securities	of securities				Number		value
	underlying	underlying				of shares		of shares
	unexercised	unexercised		Option	Option	of stock		of stock
	options	options		exercise	expiration	that have		that have
Name	exercisable	unexercisable		price	date	not vested		not vested (6)
	(#)	(#)		($)		(#)		($)
Joseph R. Mitchell	-	199,856	(1)	0.68	7/11/2026	41,493	(4)	19,087
	22,603	45,205	(2)	0.66	9/23/2025
	18,185	9,093	(3)	1.71	8/18/2024	4,397	(5)	2,022
	24,193	-		0.89	7/11/2022
	25,000	-		1.03	5/31/2017
David I. Rosenthal	-	97,717	(1)	0.68	7/11/2026	20,287	(4)	9,332
	28,612	57,224	(2)	0.66	9/23/2025
	27,101	13,550	(3)	1.71	8/18/2024	6,552	(5)	3,014
	14,000	-		0.69	4/30/2018
Adrian P. Schaffer	-	66,746	(1)	0.68	7/11/2026	13,857	(4)	6,374
	19,543	39,087	(2)	0.66	9/23/2025
	18,451	9,226	(3)	1.71	8/18/2024	4,460	(5)	2,052
	71,854	-		0.89	7/11/2022

(1)	These unexercisable options were granted on July 12, 2016. One-third of the options will vest over the next three years starting on July 12, 2017.
(2)	These unexercisable options were granted on September 24, 2015. One-third of the options have vested, an additional one-third of the options are scheduled to vest on September 24, 2017.
(3)	These unexercisable options were granted on August 19, 2014. Two-thirds of the options have vested, an additional one-third of the options are scheduled to vest on August 19, 2017.
(4)	The restricted shares were granted on July 12, 2016. One-third of the shares will vest over the next three years starting on July 12, 2017.
(5)	These restricted shares were granted on August 19, 2014. Two-thirds of the shares have vested, an additional one-third of the share are to vest on August 19, 2017.
(6)	The market value has been determined based on the closing price of Company common stock on December 30, 2016 (transition period) of $0.46 per share.

EMPLOYMENT AGREEMENTS

We have employment agreements with each of our named executive officers as described below.

Current Named Executive Officers

On July 20, 2015, the Company entered into employment agreements with Messrs. Mitchell, Rosenthal, and Schaffer, which continue through June 30, 2017. When Mr. Mitchell was appointed our President and Chief Executive Officer on January 5, 2016, we entered into a new employment agreement with Mr. Mitchell and amended the employment agreements with each of Messrs. Rosenthal and Schaffer to revise the non-competition and non-solicitation obligations and the change of control definition to match what was contained in Mr. Mitchell’s employment agreement.  The agreements for these officers contain certain severance provisions, including severance provisions arising from a change in control of the Company.

The agreements also contain a special retention bonus.  If the executive remains an employee of the Company continuously through June 30, 2017, the Company shall pay Mr. Mitchell $100,000, Mr. Rosenthal $100,000 and Mr. Schaffer $75,000.

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

Change in Control

In the event of a change in control, all stock options and bonus stock awards held by executive officers become immediately vested under the terms of the employment agreements.  In addition, upon a termination of the executive officer’s employment (or a material diminution to his responsibilities or other material changes) within twelve months following a change of control, the executive will receive a lump sum equal to one year’s base salary (two years’ base salary in the case of Mr. Mitchell), a cash bonus (equal to two times the average of the annual cash bonus paid for the preceding three fiscal years), and two times his respective retention bonus.    For purposes of the agreements, a change in control generally means any merger, reorganization, sale of substantially all Company assets, liquidation, a change in the composition of the Company’s Board as defined in the employment agreement and any other transaction that the Board determines by resolution to be a corporate transaction.

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

PAYMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our current executive employment agreements provide compensation to Messrs. Mitchell, Rosenthal and Schaffer in the event of a termination of employment, including termination of employment (or deemed termination) following a change in control.  The tables below show the potential payments or benefits upon a termination or change in control for each of the Company’s executive officers assuming the triggering event took place on December 31, 2016.  The closing price per share of our common stock on the last trading day prior to December 31, 2016 was $0.43.  Actual amounts can only be determined at the date of the triggering event.  The amount of acceleration of unvested equity awards represents the intrinsic value of in-the-money non-vested stock options and non-vested stock awards as of December 31, 2016 that would vest upon termination or change in control.

		Termination		Termination
	Termination	by us		due to a
	by us for	without	Termination	change in
	cause	cause	due to death	control
	($)	($)	($)	($)
Joseph R. Mitchell:
Base Salary/Severance	-	336,600	168,300	1,003,992
Life Insurance Proceeds	-	-	1,009,800	-
Acceleration of unvested
equity awards	-	-	3,325	21,109
Total	-	336,600	1,181,425	1,025,101

David I. Rosenthal:
Base Salary/Severance	-	126,592	126,592	535,651
Life Insurance Proceeds	-	-	759,552	-
Acceleration of unvested
equity awards	-	-	2,301	12,345
Total	-	126,592	888,445	547,996

Adrian P. Schaffer:
Base Salary/Severance	-	112,410	112,410	428,087
Life Insurance Proceeds	-	-	674,460	-
Acceleration of unvested
equity awards	-	-	1,569	8,426
Total	-	112,410	788,439	436,512

DIRECTOR COMPENSATION

In 2009, the Compensation Committee retained the consulting firm Towers Watson to assist it in establishing appropriate compensation for the Company’s directors.  Towers Watson evaluated the board compensation practices of the peer group of alternative energy companies listed under “Compensation Philosophy and Objectives” above in twelve months ended March 31, 2011 which the consulting firm selected based on its belief that the listed companies competed with the Company in the marketplace for executive talent.  After considering the recommendations of the compensation consultant, the Board adopted a director compensation policy consisting of an annual cash retainer and equity-based compensation that it believes appropriately aligns the interests of directors with those of the Company’s shareholders.

For the nine months ended December 31, 2016 (transition period), directors of the Company who are not employees may elect to receive an annual retainer of $35,000 in cash or the grant of options with an exercise period of ten years to acquire that number of shares of the Company’s common stock that is equivalent to $35,000 as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant or a combination of cash and options that together have a fair value of $35,000.  Options granted under the plan vest immediately. In addition, the Chairman of the Board receives an additional annual cash retainer of $9,000 and the Chairman of the Compensation Committee, the Chairman of the Audit

Committee and the Chairman of the Governance and Nominating Committee each receive an additional annual cash retainer of $5,000 each.

Non-employee directors also receive each year shares with a fair value of $14,000 on the date of grant, except for the Chairman of the Board who receives shares with a fair value of $17,000 on the date of grant.  These shares vest immediately.  In addition, each non-employee director receives a stock option for that number of shares of the Company’s common stock that is equivalent to $21,000, or $26,000 in the case of the Chairman of the Board, as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant.  Options granted under this component of director compensation vest immediately. In nine months ended December 31, 2016 (transition period), the directors received shares equal to 85% of the dollar values noted above.

In addition, each non-employee director upon his initial election to the Board is awarded 2,000 shares of the Company’s common stock at a purchase price of $0.01 per share.  Directors who are employees of the Company are not entitled to additional compensation for their service as directors.  Accordingly, Mr. Mitchell did not receive additional compensation for his service as a director.

The following table sets forth information concerning remuneration paid to non-employee directors of the Company during nine months ended December 31, 2016 (transition period):

Non-Employee Director Compensation Nine Months Ended December 31, 2016 (Transition Period)

	Fees earned
	or paid in	Stock	Option
Name	cash	awards (1)	awards (1)	Total
	($)	($)	($)	($)
Donald W. Vanlandingham	33,000	14,450	14,918	62,368

Stephen J. Roy	30,000	11,900	12,049	53,949

Joseph P. Sellinger	30,000	11,900	12,049	53,949

John E. Sztykiel	30,000	11,900	12,049	53,949

The table below shows the aggregate number of shares of common stock granted under the Stock Bonus Plan held by each non-employee director as of December 31, 2016:

Number of
Name	common shares
Donald W. Vanlandingham	79,960

Stephen J. Roy	74,045

Joseph P. Sellinger	71,688

John E. Sztykiel	47,416

The table below shows the aggregate number of options held by each non-employee director as of December 31, 2016:

		Number of	Option	Option
		options	exercise	expiration
	Grant date	outstanding	price	date
		(#)	($)
Donald W. Vanlandingham	7/12/2016	27,625	0.68	7/11/2026
	9/24/2015	16,250	0.66	9/23/2025
	8/19/2014	13,240	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/3/2011	58,095	2.04	8/2/2018
		129,593
Stephen J. Roy	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/8/2012	51,220	0.79	8/7/2019
	8/13/2010	14,789	2.63	8/12/2018
		126,524
Joseph P. Sellinger	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/8/2012	56,757	0.79	8/7/2017
	8/3/2011	17,073	2.04	8/2/2021
	11/3/2009	12,111	4.73	11/2/2019
		146,456
John E. Sztykiel	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	11/1/2012	36,741	0.88	10/31/2017
		97,256

The Board determines the total amount of the annual retainer, bonus share award and stock option award payable to non-employee members of the Board.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table shows the ownership of the Company’s $0.01 par value common stock by (i) beneficial owners of five percent or more of the Company’s common stock, (ii) each director, (iii) each of our named executive officers and (iv) all directors and executive officers as a group, as of April 25, 2017.  Unless otherwise noted, each shareholder’s address is the address of the Company and exercises sole voting and investment power with respect to the shares beneficially owned. None of the shares reported below are pledged as security or have been placed in a margin account by any executive officer or director.

	Shares Owned
Name of Beneficial Owner	Number of Common Shares	Percent of Class (1)
GDC Green Dolphin, LLC, 1 N. Wacker Drive, Suite 2500, Chicago, Illinois 60606 (2)	3,148,523	6.4%
Joseph R. Mitchell	213,332	*
David I. Rosenthal	132,256	*
Adrian P. Schaffer	190,274	*
Donald W. Vanlandingham	309,966	*
Stephen J. Roy	207,569	*
Joseph P. Sellinger	218,144	*
John E. Sztykiel	144,672	*
Director and Executive Officers as a Group (eight persons)	1,522,978	3.1%
* Less than 1%

(1)

(1)

Based on 48,581,954 shares of our common stock issued and outstanding as of April 25, 2017. Pursuant to Exchange Act Rule 13d-3(d)(1), shares of common stock of which a person has the right to acquire beneficial ownership at any time by June 24, 2017 are deemed outstanding and beneficially owned by the person for the purpose of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(2)

Share data based on information in an amendment to a Schedule 13G filed on January 30, 2015 with the SEC by GDG Green Dolphin, LLC. The securities reported are held by GDG Green Dolphin, LLC and Gregory D. Glyman. As of December 31, 2014, the Schedule 13G indicates that (i) GDG Green Dolphin, LLC had shared voting and investment power with respect to 3,133,323 shares of common stock and (ii) Gregory D. Glyman had sole voting and investment power with respect to 15,200 shares of common stock and shared voting and investment power with respect to 3,133,323 shares of common stock.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2016 (transition period), with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	2,487,161	$1.12	2,554,193
Non-Employee Director Stock Option Plan	517,637	$1.23	389,784
Stock Bonus Plan	102,048	$0.84	252,227
Equity compensation plans not approved by security holders	-	-	-
Total	3,106,846		3,196,204

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company has entered into indemnification agreements with all members of the Board and with all of its officers. These agreements require that the Company to indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Colorado law and the Company’s Bylaws.

Certain Relationships and Related Transactions

Since March 31, 2015, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at March 31, 2016 and December 31, 2016, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

The Company does not have a written policy regarding the identification, review, consideration and approval or ratification of “related person’s transactions.” Rather, such policy is evidenced by long standing principles set forth in the Company’s Code of Business Conduct Ethics and adhered to by the Board and the Audit Committee.   The Company does not endorse insider transactions and there have been no insider transactions during the reported periods. The Audit Committee approves any transaction between the Company and a related person.  A related person is any executive officer, director, or more than five percent shareholder of the Company’s stock, including any of their immediate family members, and any entity owned or controlled by such persons.

Director Independence

The NYSE MKT Company Guide rules require that a majority of the Board be independent. Pursuant to such rules, “independent director” means a person other than an executive officer or employee of the Company.  Additionally, no director qualifies as independent unless the Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board has affirmatively determined that each of Messrs. Roy, Sztykiel and Sellinger is independent under the NYSE MKT Company Guide rules.

In addition to the independence guidelines discussed above, members of the committees of the Board also must satisfy additional independence requirements established by the applicable rules of the NYSE MKT and the SEC.  See the section entitled “Committees of the Board” in Part III, Item 10 of this report for additional information.

Item 14.   Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table represents aggregate fees billed to the Company by Hein & Associates LLP for the nine months ended December 31, 2016 (transition period) and twelve months ended March 31, 2016, respectively:

	December- 2016	March-2016
Audit Fees (1)	$105,990	$98,015
Audit – Related Fees (2)	$8,610	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

(2)

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in Audit Fees.

All fees described above incurred in connection with services performed by Hein & Associates LLP were approved by the Audit Committee.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-KT/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-KT filed on March 30, 2017:

(b) Exhibits

Exhibit Number	Description of Exhibit
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Amendment No. 1 to Transition Report on Form 10-KT/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 27th day of April, 2017.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/DAVID I. ROSENTHAL
David I. Rosenthal
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Transition Report on Form 10-KT/A has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board	April 26, 2017
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)	April 27, 2017
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 27, 2017
David I. Rosenthal

/s/STEPHEN J. ROY	Director	April 26, 2017
Stephen J. Roy

s/JOSEPH P. SELLINGER	Director	April 25, 2017
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	April 25, 2017
John E. Sztykiel