Form 10-Q
period 2017-03-31
UQM TECHNOLOGIES INC
filed 2017-05-11
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X  .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at May 9,  2017 was 48,581,954.

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,088,450	$2,100,089
Restricted cash	33,094	-
Accounts receivable	477,005	1,163,316
Costs and estimated earnings in excess of billings on uncompleted contracts	29,917	29,917
Inventories, net	2,099,024	1,749,735
Prepaid expenses and other current assets	254,017	259,682
Total current assets	3,981,507	5,302,739

Property and equipment, at cost:
Land	1,683,330	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,063,834	7,052,740
	13,263,465	13,252,371
Less accumulated depreciation	(7,686,077)	(7,590,641)
Net property and equipment	5,577,388	5,661,730

Patent costs, net of accumulated amortization of $937,855 and $932,564, respectively	213,374	213,326
Trademark costs, net of accumulated amortization of $82,009 and $80,885, respectively	93,831	94,955
Restricted cash	566,906	-
Total assets	$10,433,006	$11,272,750

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	March 31,	December 31,
	2017	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$832,097	$809,950
Other current liabilities	1,395,528	1,318,941
Billings in excess of costs and estimated earnings on uncompleted contracts	17,565	-
Total current liabilities	2,245,190	2,128,891

Long-term debt, net of deferred financing costs of $73,060 and $0, respectively	591,469	-
Other long-term liabilities	136,667	141,667
Total long-term liabilities	728,136	141,667

Total liabilities	2,973,326	2,270,558

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 48,523,136 and 48,519,313 shares issued and outstanding, respectively	485,231	485,193
Additional paid-in capital	128,473,409	128,409,933
Accumulated deficit	(121,498,960)	(119,892,934)
Total stockholders’ equity	7,459,680	9,002,192

Total liabilities and stockholders’ equity	$10,433,006	$11,272,750

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue:
Product sales	$845,535	$1,218,797
Contract services	169,510	285,493
	1,015,045	1,504,290
Operating costs and expenses:
Costs of product sales	607,849	809,834
Costs of contract services	81,064	303,441
Research and development	632,782	684,346
Selling, general and administrative	1,303,207	1,232,894
Recovery of impaired assets	-	(585,800)
	2,624,902	2,444,715

Loss from operations	(1,609,857)	(940,425)

Other income:
Interest income	1,650	3,882
Interest expense	(2,922)	-
Other	5,103	5,625
	3,831	9,507

Net loss	$(1,606,026)	$(930,918)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares of common stock outstanding - basic and diluted	48,522,754	48,327,219

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,606,026)	$(930,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,405	221,686
Non-cash equity based compensation	61,564	49,564
Recovery of impaired assets	-	(585,800)
Impairment or recoveries of inventories	(43,042)	9,906
Change in operating assets and liabilities:
Accounts receivable	686,311	181,637
Other receivable	123	-
Costs and estimated earnings on uncompleted contracts	-	(30,379)
Inventories	(306,247)	(119,183)
Prepaid expenses and other current assets	(4,543)	26,296
Accounts payable and other current liabilities	98,734	(323,448)
Billings in excess of costs and estimated earnings on uncompleted contracts	17,565	(60,266)
Other long-term liabilities	(5,000)	41,667
Net cash used in operating activities	(997,156)	(1,519,238)

Cash flows from investing activities:
Acquisition of property and equipment	(11,094)	(84,653)
Cash paid for patent and trademark fees	(5,339)	(2,342)
Net cash used in investing activities	(16,433)	(86,995)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	1,950	12,795
Registered direct offering costs	-	(65,000)
Net cash provided / (used) by financing activities	1,950	(52,205)

Decrease in cash and cash equivalents	(1,011,639)	(1,658,438)
Cash and cash equivalents at beginning of period	2,100,089	8,688,668
Cash and cash equivalents at end of period	$1,088,450	$7,030,230

Supplemental cash flow disclosure:
Restricted cash draw on line of credit	$600,000	$-

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(1)   Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-KT for the transition period nine-months ended December 31, 2016.

(2) Segment Reporting

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

(3)   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application and providing additional disclosures. The Company currently anticipates adopting the standard using the retrospective method with the cumulative effect and additional disclosures at the period of adoption. Based on the Company’s assessment on the impact of this guidance on our consolidated condensed financial statements, we expect revenue related to product and contract services to remain substantially unchanged.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for years beginning after December 15, 2016, including interim periods within those fiscal years.  Prospective application is allowed as of the beginning of an interim or annual reporting period.  An entity is only required to disclose the nature of and reason for the change in accounting principle in the first interim and annual period of adoption.  The Company adopted this new standard in the quarter ended March 31, 2017.  There was no material impact on the consolidated financial statements upon adoption.

In March 2016, the FASB issued guidance on improvements to employee share-based payment accounting for stock compensation.  The new standard addresses the topics of accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax withholding purposes.  This is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

within any interim or annual period.  Any adjustments should be reflective as of the beginning of the fiscal year that includes that interim period.  The Company adopted this new standard in the quarter ended March 31, 2017.  Upon adoption of the standard no adjustments were necessary.

In November, 2016, the FASB issued guidance on the Statement of Cash Flows and the presentation of restricted cash in the statement. The new standard will require the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash.  As a result, the amounts generally described as restricted cash should be included in the cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the Statement of Cash Flows. This is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The amendments should be applied retrospective transition method in each period presented.  The Company is currently in the process of evaluating the impact of this guidance on our consolidated condensed financial statements and does not expect it to have a material impact on the consolidated condensed financial statements.

(4)      Going Concern

These consolidated condensed financial statements are presented assuming that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2017, the Company has sustained recurring losses from continuing operations, had working capital surplus of $1,736,317, and accumulated deficit of $121,498,960.

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

Based on management’s projections of operations and the non-revolving line of credit, the Company believes that it currently has sufficient cash and bank financing resources to support day to day activities through operations as they become due and sustain operations for at least the next twelve months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(5)   Contracts in Process

At March 31, 2017 and December 31, 2016, the estimated period to complete contracts in process ranged from one to three months and one to six months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	March 31,	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$528,895	$502,701
Estimated earnings	411,086	331,969
	939,981	834,670
Less billings to date	(927,629)	(804,753)

Contracts in process	$12,352	$29,917

Included in the accompanying Consolidated Condensed Balance Sheets as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$29,917	$29,917
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,565)	-
Contracts in process	$12,352	$29,917

(6)   Inventories

Inventories at March 31, 2017 and December 31, 2016 consisted of:

	March 31,	December 31,
	2017	2016
Raw materials	$7,508,346	$7,279,855
Work-in-process	169,475	105,252
Finished products	1,542,835	1,531,544
Reserve for excess and obsolete inventory	(7,121,632)	(7,166,916)
	$2,099,024	$1,749,735

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

As of December 31, 2016 we re-evaluated the carrying value of the PowerPhase Pro®.  A key factor in our analysis during the transition period nine-months ended December 31, 2016 was that in October 2016, our customer ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro® inventory by the filing date of our Form 10-KT for the nine month transition period ended December 31, 2016.  That payment had not at that point in time been received.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we determined that approximately $6.8 million of this inventory be reserved as excess inventory and we took a charge for

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

this amount against this inventory as of December 31, 2016.  We have purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.

During the three months ended March 31, 2017, we recovered $43,042 of the reserve due to parts being used in production of units to be sold or repaired for customers.

(7)   Other Current Liabilities

Other current liabilities at March 31, 2017 and December 31, 2016 consisted of:

	March 31,	December 31,
	2017	2016
Accrued payroll and employee benefits	$112,230	$62,220
Accrued personal property and real estate taxes	179,921	232,326
Accrued warranty costs	299,420	289,710
Unearned revenue	140,230	116,886
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	189,175
Accrued executive compensation	318,889	272,222
Other	20,227	20,966
	$1,395,528	$1,318,941

(8)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance which was 4.98% as of March 31, 2017.    As a of condition of the loan,  $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the consolidated condensed balance sheet as of March 31, 2017.  The covenants under the debt agreement state the Company needs to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of the quarter and 90 days after the end of the fiscal year.  These covenants do not take effect until quarter ending June 30, 2017.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. As of March 31, 2017, $664,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9)   Stock-Based Compensation

Share-Based Compensation Expense

The table below shows total share-based compensation expense for the three months ended March 31, 2017 and 2016 and the classification of these expenses:

	Quarters Ended March 31,
	2017	2016

Costs of product sales	$2,937	$2,280
Costs of contract services	817	1,926
Research and development	8,609	4,595
Selling, general and administrative	49,201	40,763
	$61,564	$49,564

Stock Option Plans Activity

Additional information with respect to stock option activity during the three months ended March  31, 2017 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2016	3,004,798	$1.20	6.4 years	$-
Granted	-	$-		-
Exercised	-	$-		$-
Forfeited	(1,670)	$2.19		$96
Outstanding at March 31, 2017	3,003,128	$1.20	6.2 years	$-

Exercisable at March 31, 2017	2,183,271	$1.37	5.2 years	$-

Vested and expected to vest at March 31, 2017	2,742,072	$1.21	6.0 years	$-

As of March 31, 2017, there was $281,277 of total unrecognized compensation cost related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-three months.  The total fair value of stock options that vested during each of the three months ended March 31, 2017 and 2016 was  $0.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of March 31, 2017 and 2016 and changes during the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	102,048	$0.84	90,561	$1.36
Granted	-	$-	-	$-
Vested	-	$-	-	$-
Forfeited	-	$-	(2,347)	$1.25
Unvested at end of period	102,048	$0.84	88,214	$1.36

As of March 31, 2017, there was $51,496 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at Mach 31, 2017 is expected to be recognized over a weighted-average period of twenty-three months.

Stock Purchase Plan Activity

During the three months ended March  31, 2017 and 2016, we issued  3,823 and 23,261 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the three months ended March  31, 2017 and 2016 was $1,950 and $12,795, respectively. As of March 31, 2017, 44,745 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Stock Purchase Plan.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the three month period ended March 31, 2017 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2016	48,519,313	$485,193	$128,409,933	$(119,892,934)	$9,002,192

Issuance of common stock under employee stock purchase plan	3,823	38	1,912	-	1,950
Compensation expense from employee and director stock option and common stock grants	-	-	61,564	-	61,564
Net loss	-	-	-	(1,606,026)	(1,606,026)
Balances at March 31, 2017	48,523,136	$485,231	$128,473,409	$(121,498,960)	$7,459,680

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

In October 2015, we completed a follow-on offering consisting of 8,000,000 shares of our common stock, and common stock warrants to purchase 4,000,000 shares of our common stock. The warrants are exercisable for a period beginning April 30, 2016 through October 30, 2020.

Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2016	5,489,733	$1.53	3.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2017	5,489,733	$1.53	3.0 years

Exercisable at March 31, 2017	5,489,733	$1.53	3.0 years

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(11)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017		2016

Customer A	$-	-%	$33,685	2%
Customer B	$-	-%	$285,494	19%
Customer C	$2,013	-%	$186,800	12%
Customer D	$32,804	3%	$132,905	9%
Customer E	$106,500	10%	$-	-%
Customer F	$558,933	55%	$410,220	27%

The following table summarizes accounts receivable from significant customers as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Customer A	-%	29%
Customer B	-%	-%
Customer C	-%	11%
Customer D	3%	10%
Customer E	5%	-%
Customer F	68%	45%

(12) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

We recognize interest and penalties related to uncertain tax positions in “Other Income (expense),” net.  As of March 31, 2017 and 2016, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2017, the Company’s tax years for 2012 to 2016 are subject to examination by the tax authorities.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017	2016

Numerator:
Net loss	$(1,606,026)	$(930,918)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	48,522,754	48,327,219

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2017	2016

Non-vested stock bonus plan shares	102,048	88,214
Stock options outstanding	3,047,873	2,561,769
Warrants to purchase common stock	5,489,733	5,489,733

(14) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $591,469 is reported at amortized cost.  The Company’s long-term debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

(15) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its four officers that expire on June 30, 2017. The aggregate future base salary payable to the executive officers over their remaining terms is $253,651. The July 2015 employment agreements provide for future retention payments under the conditions and for the amounts specified in the agreements. These retention payments are being recorded over the required service period, and as a result, we have recorded a liability of $318,889 as of March 31, 2017.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(16) Subsequent Event

The Company owns 15 acres of vacant land adjacent to its manufacturing facility that management determined is not necessary for on-going or future operations.  Therefore, management decided to sell the land.  On April 27, 2017, the Company entered into a contract with a buyer to purchase the land.  The carrying value of the land is approximately $787,000 and the purchase price of the vacant land is $1.5 million which is representative of the fair market value.  The expected closing date with the buyer is July, 2017.  As of the March 31, 2017 financial statements, the land is classified as held and used, although the sale is now considered probable at the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Transitional Report on Form 10-KT for the period nine-months ended December 31, 2016.

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

Our most important strategic initiative is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are driving business development in the following ways:

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

•	We hired our first employees in China in 2016. As China represents the largest market in the world for electric vehicles, our presence in that market is critical to our long-term success.

•	We continue to seek out a strategic partner in China that meets three important criteria; the partner should have capital, infrastructure and access to the Chinese domestic market.

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are building long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and ultimately to volume production operations.

•	We continually look for ways to improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the requests of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

Recent Announcements

On April 26, 2017, we announced that we had received a significant purchase order from a major Chinese OEM for delivery of our R340 fuel cell compressor systems.  The purchase order is valued at $2.2 million.  Shipments are expected to begin in the summer of 2017 and be completed by fall of 2017.  These compressor modules are a key component in hydrogen powered fuel cell systems.

In the quarter ended March 31, 2017, we announced the signing of a development agreement with Meritor, Inc., headquartered in Troy, Michigan. The alliance calls for Meritor to develop integrated axle components for E-axle technology. The components will be combined with UQM’s motor and inverter technology and hardware to create the Meritor and UQM Electric Axle System for the medium and heavy-duty commercial vehicle markets.  The development program is expected to last for two-and-one-half years.

Financial Condition

Cash and cash equivalents at March 31, 2017 were $1,088,450 and working capital was $1,736,317, compared with $2,100,089 and $3,173,848, respectively, at December 31, 2016.  The decrease in cash and working capital is primarily attributable to operating losses.

Restricted cash at March 31, 2017 was $600,000 versus $0 at December 31, 2016.  The restricted cash is for payment of interest on the draws from the line of credit that will come due March 15, 2019.  The current portion is for estimated interest payment due within the next twelve months.  The long-term portion is the remaining amount to be paid by the end of the term of the line of credit.

Accounts receivable decreased $686,311 to $477,005 at March 31, 2017 from $1,163,316 at December 31, 2016.  The decrease is primarily due to the mix in customer credit terms during the quarter this year versus the previous quarter.  Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of March 31, 2017 and December 31, 2016, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts was $29,917 at March 31, 2017 and at December 31, 2016.

Total inventories increased $349,289 to $2,099,024 at March 31, 2017 reflecting purchases for shipments of fuel cell and PP220 PowerPhase HD® systems.

Prepaid expenses and other current assets decreased to $254,017 at March 31, 2017 from $259,682 at December 31, 2016 primarily due to prepayments on inventory purchases.

We invested $11,094 for the acquisition of property and equipment during the quarter ended March 31, 2017 compared to $84,653 during the comparable quarter last year. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future.

Patent costs increased $48 due to new patent costs offset by amortization. Trademark costs decreased $1,124 due to amortization.

Accounts payable increased $22,147 to $832,097 at March 31, 2017 from $809,950 at December 31, 2016, primarily due to the timing of vendor payments.

Other current liabilities increased to $1,395,528 at March 31, 2017 from $1,318,941 at December 31, 2016. The increase is primarily attributable to an increase in accrued executive compensation, accrued payroll and associated benefits, unearned revenue and accrued warranty costs offset by a decrease in accrued property taxes.

Billings in excess of costs and estimated earnings on uncompleted contracts increased to $17,565 at March 31, 2107 from $0 at December 31, 2016.  The increase is due to the progress of contracts in process at March 31, 2017 versus December 31, 2016.

Long-term debt net of deferred financing costs increased $591,469 due to financing secured on March 15, 2017.

Other long-term liabilities decreased $5,000 to $136,667 at March 31, 2017 from $141,667 at December 31, 2016 due to amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital were $485,231 and $128,473,409, respectively, at March 31, 2017 compared to $485,193 and $128,409,933 at December 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended March 31, 2017

Revenue

Product sales revenue for the current quarter decreased to $845,535 versus $1,218,797 for the comparable quarter last year, reflecting decreased shipments of auxiliary motor and PowerPhase Pro®  135 systems which was offset by increased shipments of PowerPhase HD® propulsion systems and fuel cell compressor systems.

Revenue from contract services decreased to $169,510 at March 31, 2017  versus $285,493 for the comparable quarter last year. The decrease is primarily due to a  Department of Energy grant program which expired as of September 30, 2016 and lower revenue from new contracts.

Gross Profit Margin

Gross profit margins for the quarter ended March 31, 2017 increased to 32.1 percent compared to 26.0 percent for the quarter ended March 31, 2016. Gross profit margin on product sales for the first quarter this year decreased to 28.1 percent compared to 33.6 percent for the first quarter last year primarily due to a change in overhead absorption. Gross profit margin on contract services increased to 52.2 percent for the first quarter this year compared to -6.3 percent for the quarter ended March 31, 2016,  resulting from a change in the mix of contracts in process during the quarter ended March 31, 2017 versus the comparable quarter last year.

Costs and Expenses

Research and development expenditures for the quarter ended March 31, 2017 decreased to $632,782 compared to $684,346 for the quarter ended March 31, 2016.  The decrease is related to a reduction of payroll and related expenses.

Selling, general and administrative expense net of recovery of impaired assets for the quarter ended March 31, 2017 was $1,303,207 compared to $647,094 for the  same quarter last year. The increase is primarily attributable to new personnel and related expenses pertaining to our UQM Asia operations in the current quarter. In the comparable quarter last year, the Company had a recovery of a  vendor settlement of $585,800.

Net Loss

As a result, net loss for the quarter ended March 31, 2017 was $1,606,026 or $0.03 per common share, compared to a net loss of $930,918, or $0.02 per common share, for the comparable quarter last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended March 31, 2017 were adequate to meet operating needs.  At March 31, 2017, we had working capital of $1,736,317 compared to $3,173,848 at December 31, 2016. The decrease in working capital is primarily attributable to operating losses.

For the three month period ended March 31, 2017, net cash used in operating activities was $997,156 compared to net cash used in operating activities of $1,519,238 for the comparable period last year. The change in cash used in operating activities is due to increased receipts from outstanding accounts receivable and operating losses which was offset by a decrease in purchases and settlement of vendor liabilities.

Net cash used in investing activities for the three month period ended March 31, 2017 was $16,433 compared to net cash used in investing activities of $86,995 for the comparable three month period last year. The decrease for the three months ended March 31, 2017 was primarily due to reduction in expenditures for the acquisition of property and equipment.

Net cash provided by financing activities for the current quarter was $1,950 compared to net cash used in financing activities of $52,205 for the comparable period last year. The change in cash is primarily due a decrease in cash received for shares exercised under the employee stock purchase plan and cash paid for the registered direct offering.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, cash generated from operations, and bank financing resources.  On March 15, 2017, the Company entered into a non-revolving line of credit with a bank for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due.     Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. Based on our current level of operations, current cash balance and bank credit availability, we believe we have sufficient liquidity to fund our operations for at least the next twelve months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2017:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations (1)	$1,334,042	$1,334,042	$—	$—	$—
Executive employment agreements (2)	318,889	318,889	—	—	—
Total	$1,652,931	$1,652,931	$—	$—	$—

(1)	Includes procurement of inventory to fulfill the backlog for products.
(2)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements.  This is reflected in other current liabilities in the accompanying Consolidated Condensed Balance Sheets.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated condensed financial statements and accompanying notes.  Note 1 to the consolidated financial statements contained in our Transitional Report on Form 10-KT for the period nine-months ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2017.

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

As of March 31, 2017, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Transitional Report on Form 10-KT for the period nine-months ended December 31, 2016:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Three months ended March 31,	Nine months ended December 31,	Year ended March 31,
	2017	2016	2016

Net loss	$1,606,026	$13,017,508	$6,938,351

As of March 31, 2017 and December 31, 2016, we had accumulated deficits of $121,498,960 and $119,892,934, respectively.

In the future, we plan to make additional investments in product development, facilities and equipment and incur other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the quarter ended March 31, 2017 was $1,606,026 versus a net loss for the comparable quarter last year of $930,918.  Our net loss for the transition period nine-months ended December 31, 2016 was $13,017,508. At March 31, 2017, our cash and cash equivalents totaled $1,088,450.  We expect our losses to continue for the foreseeable future. Our existing cash resources, together with cash generated from reductions in our inventories of PowerPhase Pro®  propulsion systems, are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

Our revenue is highly concentrated among a small number of customers.

We have historically derived a large percentage of our revenue from a small number of customers, and we expect this trend to continue.

Our customer arrangements generally have been non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. Further, although we entered into a 10-year exclusive supply agreement with ITL in October 2015, the amount of revenue we will generate pursuant to the ITL Agreement is uncertain. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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
Date: May 11, 2017
	/s/	David I. Rosenthal
David I. Rosenthal
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)