Form 10-Q
period 2017-06-30
UQM TECHNOLOGIES INC
filed 2017-08-07
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Yes        No   X  .

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share at August 4,  2017 was 48,643,824.

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,074,389	$2,100,089
Restricted cash	165,312	-
Accounts receivable	791,918	1,163,316
Costs and estimated earnings in excess of billings on uncompleted contracts	29,917	29,917
Inventories, net	2,356,514	1,749,735
Prepaid expenses and other current assets	206,243	259,682
Total current assets	5,624,293	5,302,739

Property and equipment, at cost:
Land	896,388	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,090,147	7,052,740
	12,502,836	13,252,371
Less accumulated depreciation	(7,771,450)	(7,590,641)
Net property and equipment	4,731,386	5,661,730

Patent costs, net of accumulated amortization of $943,147 and $932,564, respectively	210,435	213,326
Trademark costs, net of accumulated amortization of $83,133 and $80,885, respectively	92,707	94,955
Restricted cash	420,631	-
Land held for sale	786,942	-
Total assets	$11,866,394	$11,272,750

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	June 30,	December 31,
	2017	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$951,962	$809,950
Other current liabilities	1,487,029	1,318,941
Total current liabilities	2,438,991	2,128,891

Long-term debt, net of deferred financing costs of $63,732 and $0, respectively	3,100,797	-
Other long-term liabilities	131,667	141,667
Total long-term liabilities	3,232,464	141,667

Total liabilities	5,671,455	2,270,558

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 48,566,548 and 48,519,313 shares issued and outstanding, respectively	485,665	485,193
Additional paid-in capital	128,556,455	128,409,933
Accumulated deficit	(122,847,181)	(119,892,934)
Total stockholders’ equity	6,194,939	9,002,192

Total liabilities and stockholders’ equity	$11,866,394	$11,272,750

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Product sales	$1,571,390	$1,173,261	$2,416,925	$2,392,058
Contract services	217,565	261,820	387,075	547,313
	1,788,955	1,435,081	2,804,000	2,939,371
Operating costs and expenses:
Costs of product sales	1,006,639	759,089	1,614,488	1,568,923
Costs of contract services	80,552	236,949	161,616	540,390
Research and development	555,465	718,918	1,188,247	1,403,264
Selling, general and administrative	1,470,914	1,684,645	2,774,121	2,917,539
Recovery of impaired assets	-	-	-	(585,800)
	3,113,570	3,399,601	5,738,472	5,844,316

Loss from operations	(1,324,615)	(1,964,520)	(2,934,472)	(2,904,945)

Other income/ (expense):
Interest income	449	3,408	2,099	7,290
Interest expense	(21,363)	-	(22,731)	-
Amortization of deferred financing costs	(9,327)	-	(10,881)	-
Other	6,635	7,082	11,738	12,707
	(23,606)	10,490	(19,775)	19,997

Net loss	$(1,348,221)	$(1,954,030)	$(2,954,247)	$(2,884,948)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.06)

Weighted average number of shares of common stock outstanding - basic and diluted	48,563,209	48,346,344	48,543,093	48,327,310

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,954,247)	$(2,884,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,521	384,740
Non-cash equity based compensation	128,548	103,332
Recovery of impaired assets	-	(585,800)
(Recoveries) or impairment of inventories	(57,394)	9,906
Change in operating assets and liabilities:
Accounts receivable	371,398	(16,419)
Costs and estimated earnings on uncompleted contracts	-	(41,772)
Inventories	(549,384)	(61,076)
Prepaid expenses and other current assets	43,352	24,571
Accounts payable and other current liabilities	310,100	3,525
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(60,266)
Other long-term liabilities	(10,000)	83,334
Net cash used in operating activities	(2,513,106)	(3,040,873)

Cash flows from investing activities:
Acquisition of property and equipment	(37,407)	(100,515)
Cash paid for patent and trademark fees	(7,691)	(6,138)
Net cash used in investing activities	(45,098)	(106,653)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	18,447	22,386
Registered direct offering costs	-	(65,000)
Draw on line of credit	3,100,000	-
Payment of employee tax withholdings in exchange for return of common stock	-	(972)
Net cash provided / (used) by financing activities	3,118,447	(43,586)

Increase / (Decrease) in cash, cash equivalents, and restricted cash	560,243	(3,191,112)
Cash, cash equivalents, and restricted cash at beginning of period	2,100,089	8,688,668
Cash, cash equivalents, and restricted cash at end of period	$2,660,332	$5,497,556

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(1)   Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-KT for the nine-month transition period ended December 31, 2016.

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

In March 2016, the FASB issued guidance on improvements to employee share-based payment accounting for stock compensation.  The new standard addresses the topics of accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax withholding purposes.  This is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

within any interim or annual period.  Any adjustments should be reflective as of the beginning of the fiscal year that includes that interim period.  The Company adopted this new standard in the quarter ended March 31, 2017.    No adjustments were necessary upon adoption of the standard.

In November, 2016, the FASB issued guidance on the Statement of Cash Flows and the presentation of restricted cash in the statement. The new standard will require the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash.  As a result, the amounts generally described as restricted cash should be included in the cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the Statement of Cash Flows. This is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The amendments should be applied using the retrospective transition method in each period presented.  The Company has elected to early adopt this standard in the quarter ended June 30, 2017.  The ending cash balance in the Consolidated Condensed Cash Flow Statement was updated to reflect the adoption of the standard.  Additional disclosure has been included in Note 5 of the Consolidated Condensed Financial Statements as required by adopting the standard.

(4)      Going Concern

These consolidated condensed financial statements are presented assuming that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company has sustained recurring losses from continuing operations, had working capital surplus of $3,185,302, and accumulated deficit of $122,847,181.

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of June 30, 2017, $3,164,529 was drawn on the line of credit.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(5)   Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Condensed Balance Sheet to the cash on the Consolidated Condensed Statement of Cash Flows.

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$2,074,389	$2,100,089
Restricted cash	165,312	-
Restricted cash included in other long-term assets	420,631	-
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$2,660,332	$2,100,089

Restricted cash classified as a current asset on the Consolidated Condensed Balance Sheet represents the amount required to be set aside pursuant to a contractual agreement with the Company’s lender for the payment of interest on borrowings from the line of credit that is expected to be paid within the next twelve months.   In addition, restricted cash included in other long-term assets on the Consolidated Condensed Balance Sheet represents interest due on the line of credit more than twelve months from the date of the financial statements as contractually required by the lender.  The restrictions will lapse when the related long-term debt is paid off.

(6)   Contracts in Process

At June 30, 2017 and December 31, 2016, the estimated period to complete contracts in process ranged from one month and one to six months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	June 30,	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$502,701	$502,701
Estimated earnings	331,969	331,969
	834,670	834,670
Less billings to date	(804,753)	(804,753)

Contracts in process	$29,917	$29,917

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$29,917	$29,917
Contracts in process	$29,917	$29,917

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(7)   Inventories

Inventories at June 30, 2017 and December 31, 2016 consisted of:

	June 30,	December 31,
	2017	2016
Raw materials	$7,626,365	$7,279,855
Work-in-process	370,579	105,252
Finished products	1,466,849	1,531,544
Reserve for excess and obsolete inventory	(7,107,279)	(7,166,916)
	$2,356,514	$1,749,735

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

As of December 31, 2016, we re-evaluated the carrying value of our PowerPhase Pro® product.  A key factor in our analysis during the nine-month transition period ended December 31, 2016 was that in October 2016, our customer, ITL Efficiency Corporation, informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro® inventory by the filing date of our Form 10-KT for the nine-month transition period ended December 31, 2016.  That payment had not at that point in time been received.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we determined that approximately $6.8 million of this inventory be reserved as excess inventory and we took a charge for this amount against this inventory as of December 31, 2016.  We have purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.

During the six months ended June 30, 2017, we recovered $57,394 of the reserve due to parts being used in production of units to be sold or repaired for customers.

(8)   Other Current Liabilities

Other current liabilities at June 30, 2017 and December 31, 2016 consisted of:

	June 30,	December 31,
	2017	2016
Accrued payroll and employee benefits	$129,359	$62,220
Accrued personal property and real estate taxes	119,936	232,326
Accrued warranty costs	305,983	289,710
Unearned revenue	236,575	116,886
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	189,175
Accrued executive compensation	350,000	272,222
Other	20,565	20,966
	$1,487,029	$1,318,941

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarters facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance which was 5.22% as of June 30, 2017.    As a of condition of the loan,  $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Condensed Balance Sheet as of June 30, 2017.  For additional information, see Note 5 to the Consolidated Condensed Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of June 30, 2017, the Company was in compliance with its covenants. The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of June 30, 2017, $3,164,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit.

(10)   Stock-Based Compensation

Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters and six months ended June 30, 2017 and 2016 and the classification of these expenses:

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Costs of product sales	$4,391	$2,974	$7,327	$5,254
Costs of contract services	1,280	2,409	2,097	4,335
Research and development	10,293	6,817	18,901	11,412
Selling, general and administrative	51,019	41,564	100,223	82,331
	$66,983	$53,764	$128,548	$103,332

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Option Plans Activity

Additional information with respect to stock option activity during the six months ended June 30, 2017 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2016	3,004,798	$1.20	6.4 years	$-
Granted	-	$-		-
Exercised	-	$-		$-
Forfeited	(27,003)	$1.10		$168
Outstanding at June 30, 2017	2,977,795	$1.20	6.0 years	$-

Exercisable at June 30, 2017	2,168,542	$1.38	5.0 years	$-

Vested and expected to vest at June 30, 2017	2,716,789	$1.21	5.8 years	$-

As of June 30, 2017, there was $231,388 of total unrecognized compensation cost related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty months.  The total fair value of stock options that vested during each of the six months ended June 30, 2017 and 2016 was $0 and $1,773, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of June 30, 2017 and 2016 and changes during the six months ended June 30, 2017 and 2016 are presented below:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	102,048	$0.84	90,561	$1.36
Granted	-	$-	-	$-
Vested	-	$-	(3,667)	$(0.69)
Forfeited	-	$-	(3,920)	$(1.25)
Unvested at end of period	102,048	$0.84	82,974	$1.39

As of June 30, 2017, there was $39,908 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2017 is expected to be recognized over a weighted-average period of twenty months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Employee Stock Purchase Plan Activity

During the three months ended June 30, 2017 and 2016, we issued 43,412 and 18,097 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Employee Stock Purchase Plan for the three months ended June 30, 2017 and 2016 was $16,497 and $9,591, respectively. As of June 30, 2017, 46,439 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Employee Stock Purchase Plan.

(11)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the six months ended June 30, 2017 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2016	48,519,313	$485,193	$128,409,933	$(119,892,934)	$9,002,192

Issuance of common stock under employee stock purchase plan	3,823	38	1,912	-	1,950
Compensation expense from employee and director stock option and common stock grants	-	-	61,564	-	61,564
Net loss	-	-	-	(1,606,026)	(1,606,026)
Balances at March 31, 2017	48,523,136	$485,231	$128,473,409	$(121,498,960)	$7,459,680

Issuance of common stock under employee stock purchase plan	43,412	434	16,062	-	16,496
Compensation expense from employee and director stock option and common stock grants		-	66,984	-	66,984
Net loss	-	-	-	(1,348,221)	(1,348,221)
Balances at June 30, 2017	48,566,548	$485,665	$128,556,455	$(122,847,181)	$6,194,939

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
February, 2014	2,864,872	1,489,733	August 6, 2014	August 5, 2018
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020
	10,864,872	5,489,733

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2016	5,489,733	$1.53	3.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at June 30, 2017	5,489,733	$1.53	2.8 years

Exercisable at June 30, 2017	5,489,733	$1.53	2.8 years

(12)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters and six months ended June 30, 2017 and 2016:

	Quarter Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Customer A	$847,601	47%	$353,435	25%	$1,406,535	50%	$763,655	26%
Customer B	$211,000	12%	$-	-%	$300,000	11%	$-	-%
Customer C	$224,730	13%	$12,212	1%	$224,730	8%	$45,897	2%
Customer D	$142,334	8%	$225,105	16%	$175,138	6%	$358,010	12%
Customer E	$32,270	2%	$109,431	8%	$34,282	1%	$296,231	10%
Customer F	$-	-%	$250,519	17%	$-	-%	$536,013	18%

The following table summarizes accounts receivable from significant customers as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Customer A	61%	45%
Customer B	-%	-%
Customer C	20%	29%
Customer D	15%	10%
Customer E	2%	11%
Customer F	-%	-%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

As of June 30, 2017 and 2016, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2017, the Company’s tax years for 2012 to 2016 are subject to examination by the tax authorities.

(14) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and six months ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net loss	$(1,348,221)	$(1,954,030)	$(2,954,247)	$(2,884,948)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	48,563,209	48,346,344	48,543,093	48,327,310

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.06)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2017	2016

Non-vested stock bonus plan shares	102,048	82,974
Stock options outstanding	3,024,234	2,488,838
Warrants to purchase common stock	5,489,733	5,489,733

(15) Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $3,100,797 is reported at amortized cost.  The Company’s long-term debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(16) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into new employment agreements with its four officers that expired on June 30, 2017.

Effective July 1, 2017, the Company entered into new employment agreements with its four officers, which expire December 31, 2019.  The aggregate future base salary payable to the executive officers over their remaining terms is $2,666,260.

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, and based on current available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

(17) Subsequent Event

On July 6, 2017, the Company sold 15 acres of vacant land adjacent to its manufacturing facility. The gross selling price of the land was $1.5 million (net proceeds were $1.4 million) which was representative of the fair market value.  This land is classified as held for sale on the Consolidated Condensed Balance Sheet as of June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations.  Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Transitional Report on Form 10-KT for the period nine-months ended December 31, 2016.  Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the U.S. Securities and Exchange Commission (“SEC”). We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements.

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

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the markets we serve. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry, and with the requirements for high quality production programs that our customers demand, they have very deep technical knowledge of the electric motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash balances and bank financing resources to fund our operations for at least the next twelve months.

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

Financial Condition

Cash and cash equivalents at June 30, 2017 were $2,074,389 and working capital was $3,185,302, compared with $2,100,089 and $3,173,848, respectively, at December 31, 2016.  The change in cash and working capital is primarily attributable to operating losses offset by draws on the line of credit.

Restricted cash at June 30, 2017 was $585,943 versus $0 at December 31, 2016.  The restricted cash is for payment of interest on the draws from the line of credit.  The current portion is for estimated interest payment due within the next twelve months.  The long-term portion is the remaining amount expected to be paid by the end of the term of the line of credit on March 15, 2019.

Accounts receivable decreased $371,398 to $791,918 at June 30, 2017 from $1,163,316 at December 31, 2016.  The decrease is primarily due to the mix in customer credit terms.  Our sales are conducted through acceptance of customer purchase orders, or in some cases, through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms require irrevocable letters of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of June 30, 2017 and December 31, 2016, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts was $29,917 at June 30, 2017 and December 31, 2016.

Total inventories increased $606,779 to $2,356,514 at June 30, 2017 from $1,749,735 at December 31, 2016 reflecting purchases for anticipated sales of fuel cell compressor and PP220 PowerPhase HD® systems.

Prepaid expenses and other current assets decreased to $206,243 at June 30, 2017 from $259,682 at December 31, 2016 primarily due to timing of amortization of maintenance contracts.

We invested $26,313 and $37,407 for the acquisition of property and equipment during the quarter and six months ended June 30, 2017, respectively, compared to $15,862 and $100,515 during the comparable periods last year. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future.

Patent costs decreased $2,891 for the six months ended June 30, 2017 due to new patent costs offset by amortization. Trademark costs decreased $2,248 for the six months ended June 30, 2017 due to amortization.

Accounts payable increased $142,012 to $951,962 at June 30, 2017 from $809,950 at December 31, 2016, primarily due to the timing of vendor payments.

Other current liabilities increased to $1,487,029 at June 30, 2017 from $1,318,941 at December 31, 2016. The increase is primarily attributable to an increase in accrued executive compensation, accrued payroll and associated benefits, unearned revenue and accrued warranty costs offset by a decrease in accrued property taxes.

Long-term debt net of deferred financing costs increased $3,100,797 due to borrowings on a bank line of credit secured on March 15, 2017. For additional information, see Note 9 of the Consolidated Condensed Financial Statements.

Other long-term liabilities decreased $10,000 to $131,667 at June 30, 2017 from $141,667 at December 31, 2016 due to amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital were $485,665 and $128,556,455, respectively, at June 30, 2017 compared to $485,193 and $128,409,933 at December 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans and the issuance of shares under the Employee Stock Purchase Plan.

Results of Operations

Quarter Ended June 30, 2017

Revenue

Product sales revenue for the current quarter increased to $1,571,390 versus $1,173,261 for the comparable quarter last year, reflecting increased shipments of PowerPhase HD® propulsion systems and fuel cell compressor systems offset by decreased shipments of auxiliary motor and PowerPhase Pro®  135 systems.

Revenue from contract services decreased to $217,565 for the quarter ended June 30, 2017 versus $261,820 for the comparable quarter last year. The decrease is primarily due to a Department of Energy grant program which expired as of September 30, 2016 and lower revenue from new contracts.

Gross Profit Margin

Gross profit margin for the quarter ended June 30, 2017 increased to 39.2 percent compared to 30.1 percent for the quarter ended June 30, 2016. Gross profit margin on product sales for the quarter this year increased slightly to 35.9 percent compared to 35.3 percent for the same quarter last year primarily due to a change in product mix. Gross profit margin on contract services increased to 63.0 percent for the quarter this year compared to 9.5 percent for the quarter ended June 30, 2016, resulting from a change in the mix of contracts in process during the quarter ended June 30, 2017 versus the comparable quarter last year.

Costs and Expenses

Research and development expenditures for the quarter ended June 30, 2017 decreased to $555,465 compared to $718,918 for the quarter ended June 30, 2016. The decrease is related to a reduction of allocated resources to internally funded projects.

Selling, general and administrative expenses for the quarter ended June 30, 2017 was $1,470,914 compared to $1,684,645 for the same quarter last year. The decrease is primarily attributable to reduced consulting and legal fees,  partially offset by new personnel and related expenses pertaining to our UQM Asia operations, in the current quarter compared to the same period last year.

Net Loss

As a result, net loss for the quarter ended June 30, 2017 was $1,348,221, or $0.03 per common share, compared to a net loss of $1,954,030, or $0.04 per common share, for the comparable quarter last year.

Six Months Ended June 30, 2017

Revenue

Product sales revenue for the six months increased to $2,416,925 versus $2,392,058 for the comparable period last year, reflecting increased shipments of PowerPhase HD® propulsion systems and fuel cell compressor systems offset by decreased shipments of auxiliary motor and PowerPhase Pro®  135 systems.

Revenue from contract services decreased to $387,075 at June 30, 2017 versus $547,313 for the comparable period last year. The decrease is primarily due to a Department of Energy grant program which expired as of September 30, 2016 and lower revenue from new contracts.

Gross Profit Margin

Gross profit margin for the six months ended June 30, 2017 increased to 36.7 percent compared to 28.2 percent for the six month period last year. Gross profit margin on product sales for the six months ended June 30, 2017 decreased to 33.2 percent compared to 34.4 percent for the six month period last year primarily due to a change in product mix. Gross profit margin on contract services increased to 58.3 percent for the six months ended June 30, 2017 compared to 1.3 percent for the six months last year, resulting from a change in the mix of contracts in process during the six months ended June 30, 2017 versus the comparable six months last year.

Costs and Expenses

Research and development expenditures for the six months ended June 30, 2017 decreased to $1,188,247 compared to $1,403,264 for the six months ended June 30, 2016. The decrease is related to a reduction of allocated resources for internally funded projects.

Selling, general and administrative expense net of recovery of impaired assets for the six months ended June 30, 2017 was $2,774,121compared to $2,331,739 for the same six months last year. The change is primarily attributable to new personnel and related expenses pertaining to our UQM Asia operations in the current year which is offset by a decrease in consulting and legal fees.  In addition, we recovered $585,800 in connection with a vendor settlement during the six months ended June 30, 2016.

Net Loss

As a result, net loss for the six month period ended June 30, 2017 was $2,954,247, or $0.06 per common share, compared to a net loss of $2,884,948, or $0.06 per common share, for the comparable six month period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended June 30, 2017 were adequate to meet operating needs.  At June 30, 2017, we had working capital of $3,185,302 compared to $3,173,848 at December 31, 2016. The increase in working capital is primarily attributable to higher inventory purchases offset by higher accounts payable due to the timing of the vendor payments.

For the six months ended June 30, 2017, net cash used in operating activities was $2,513,106 compared to net cash used in operating activities of $3,040,873 for the comparable period last year. The change in cash used in operating activities is due to increased receipts from outstanding accounts receivable and higher inventory purchases, which was offset by a decrease in settlement of vendor liabilities.

Net cash used in investing activities for the six months ended June 30, 2017 was $45,098 compared to net cash used in investing activities of $106,653 for the comparable six months last year. The decrease for the six months ended June 30, 2017 was primarily due to reduction in expenditures for the acquisition of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2017 was $3,118,447 compared to net cash used in financing activities of $43,586 for the comparable period last year. The change is primarily due to borrowings on a bank line of credit secured during the six months ended June 30, 2017, partially offset by a decrease in cash received for shares exercised under the employee stock purchase plan and cash paid for the registered direct offering.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, cash generated from operations, and bank financing resources.  On March 15, 2017, the Company entered into a non-revolving line of credit with a lender for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due.     For additional information, see Note 9 of the Consolidated Condensed Financial Statements.  Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2017:

		Payments due by Period
		Less Than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Purchase obligations (1)	$1,152,757	$1,152,757	$—	$—	$—
Executive employment agreements (2)	350,000	350,000	—	—	—
Total	$1,502,757	$1,502,757	$—	$—	$—

(1)	Includes procurement of inventory to fulfill the backlog for products.
(2)

Includes retention bonus payable under executive employment agreements if our officers remain employees of UQM continuously through June 30, 2017, but not annual cash compensation under the agreements.  This is reflected in other current liabilities in the accompanying Consolidated Condensed Balance Sheets.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated condensed financial statements and accompanying notes.  Note 1 to the Consolidated Condensed Financial Statements contained in our Transitional Report on Form 10-KT for the period nine-month transition period ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2017, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Transitional Report on Form 10-KT for the nine-month transition period ended December 31, 2016:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Six months ended June 30,	Nine months ended December 31,	Year ended March 31,
	2017	2016	2016

Net loss	$2,954,247	$13,017,508	$6,938,351

As of June 30, 2017 and December 31, 2016, we had accumulated deficits of $122,847,181 and $119,892,934, respectively.

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

Our net loss for the quarter ended June 30, 2017 was $1,348,221 versus a net loss for the comparable quarter last year of $1,954,030.  Our net loss for the nine-month transition period ended December 31, 2016 was $13,017,508. At June 30, 2017, our cash and cash equivalents totaled $2,074,389.  We expect our losses to continue for the foreseeable future. Our existing cash resources and availability under our bank line of credit are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13(a)- 14(a)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Ac Rule 13(a)- 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Employment Agreement with Joseph R. Mitchell. ** Reference is made to Exhibit 10.1 to our report on Form 8-K, filed on July 5, 2017 (No. 1-10869), which is incorporated herein by reference.
10.2	Employment Agreement with David I. Rosenthal. ** Reference is made to Exhibit 10.2 to our report on Form 8-K, filed on July 5, 2017 (No. 1-10869), which is incorporated herein by reference.
10.3	Employment Agreement with Adrian P. Schaffer. ** Reference is made to Exhibit 10.3 to our report on Form 8-K, filed on July 5, 2017 (No. 1-10869), which is incorporated herein by reference.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UQM Technologies, Inc.
Registrant
Date: August 7, 2017
	/s/	DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)