Form 10-Q
period 2017-09-30
UQM TECHNOLOGIES INC
filed 2017-11-02
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share, at November 1, 2017 was 54,054,477.

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,035,754	$2,100,089
Restricted cash	165,575	-
Accounts receivable	634,108	1,163,316
Costs and estimated earnings in excess of billings on uncompleted contracts	-	29,917
Inventories, net	2,688,933	1,749,735
Prepaid expenses and other current assets	292,795	259,682
Total current assets	11,817,165	5,302,739

Property and equipment, at cost:
Land	896,388	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,098,898	7,052,740
	12,511,587	13,252,371
Less accumulated depreciation	(7,853,574)	(7,590,641)
Net property and equipment	4,658,013	5,661,730

Patent costs, net of accumulated amortization of $948,438 and $932,564, respectively	210,865	213,326
Trademark costs, net of accumulated amortization of $84,257 and $80,885, respectively	91,583	94,955
Restricted cash	376,407	-
Total assets	$17,154,033	$11,272,750

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	September 30,	December 31,
	2017	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,388,825	$809,950
Other current liabilities	1,585,997	1,318,941
Billings in excess of costs and estimated earnings on engineering services contracts	25,378	-
Total current liabilities	3,000,200	2,128,891

Long-term debt, net of deferred financing costs of $54,406 and $0, respectively	3,110,123	-
Other long-term liabilities	126,667	141,667
Total long-term liabilities	3,236,790	141,667

Total liabilities	6,236,990	2,270,558

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 54,035,328 and 48,519,313 shares issued and outstanding, respectively	540,353	485,193
Additional paid-in capital	133,767,272	128,409,933
Accumulated deficit	(123,390,582)	(119,892,934)
Total stockholders’ equity	10,917,043	9,002,192

Total liabilities and stockholders’ equity	$17,154,033	$11,272,750

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Product sales	$2,752,554	$728,921	$5,169,479	$3,120,979
Contract services	-	292,204	387,075	839,517
	2,752,554	1,021,125	5,556,554	3,960,496
Operating costs and expenses:
Costs of product sales	1,471,334	525,313	3,085,822	2,094,236
Costs of contract services	-	251,291	161,616	791,681
Research and development	403,273	882,090	1,591,520	2,285,354
Selling, general and administrative	1,983,450	1,738,439	4,757,571	4,655,978
Recovery of impaired assets	-	-	-	(585,800)
	3,858,057	3,397,133	9,596,529	9,241,449

Loss from operations	(1,105,503)	(2,376,008)	(4,039,975)	(5,280,953)

Other income / (expense):
Interest income	112	2,445	2,211	9,735
Interest expense	(42,895)	-	(65,626)	-
Amortization of deferred financing costs	(9,327)	-	(20,208)	-
Gain on sale of long-lived assets	606,006	-	606,006	-
Other	8,206	5,318	19,944	18,025
	562,102	7,763	542,327	27,760

Net loss	$(543,401)	$(2,368,245)	$(3,497,648)	$(5,253,193)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.07)	$(0.11)

Weighted average number of shares of common stock outstanding - basic and diluted	48,941,702	48,479,908	48,677,423	48,351,907

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,497,648)	$(5,253,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,385	533,983
Non-cash equity based compensation	269,891	299,349
Recovery of impaired assets	-	(585,800)
Gain on sale of long-lived assets	(606,006)	-
Impairment of inventories	-	9,906
Change in operating assets and liabilities:
Accounts receivable	529,208	178,941
Costs and estimated earnings on uncompleted contracts	29,917	(16,329)
Inventories	(939,197)	(157,430)
Prepaid expenses and other current assets	(43,198)	12,834
Accounts payable and other current liabilities	845,931	244,231
Billings in excess of costs and estimated earnings on engineering services contracts	25,378	(60,266)
Other long-term liabilities	(15,000)	125,000
Net cash used in operating activities	(3,098,339)	(4,668,774)

Cash flows from investing activities:
Acquisition of property and equipment	(46,158)	(102,545)
Cash paid for patent and trademark fees	(13,411)	(15,198)
Cash proceeds from the sale of long-lived assets	1,392,948	-
Net cash provided by / (used in) investing activities	1,333,379	(117,743)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	36,327	35,474
Registered direct offering costs	-	(65,000)
Draw on line of credit	3,100,000	-
Payment of employee tax withholdings in exchange for return of common stock	(12,381)	(10,678)
Issuance of common stock upon definitive stock purchase agreement	5,099,898	-
Issuance of common stock upon exercise of employee and directors options	18,763	-
Net cash provided by / (used in) financing activities	8,242,607	(40,204)

Increase / (decrease) in cash, cash equivalents, and restricted cash	6,477,647	(4,826,721)
Cash, cash equivalents, and restricted cash at beginning of period	2,100,089	8,688,668
Cash, cash equivalents, and restricted cash at end of period	$8,577,736	$3,861,947

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

In November, 2016, the FASB issued guidance on the Statement of Cash Flows and the presentation of restricted cash in the statement. The new standard will require the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash.  As a result, the amounts generally described as restricted cash should be included in the cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the Statement of Cash Flows. This is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The amendments should be applied using the retrospective transition method in each period presented.  The Company elected to early adopt this standard in the quarter ended June 30, 2017.  The ending cash balance in the Consolidated Condensed Statements of Cash Flows was updated to reflect the adoption of the standard.  Additional disclosure has been included in Note 5 of the Consolidated Condensed Financial Statements as required by adopting the standard.

(4)   Going Concern

These consolidated condensed financial statements are presented assuming that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had sustained recurring losses from continuing operations, had working capital surplus of $8,816,965, and accumulated deficit of $123,390,582.

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of September 30, 2017, $3,164,529 was drawn on the line of credit.  For additional information, see Note 9 of the Consolidated Condensed Financial Statements.

On July 6, 2017, the Company sold 15 acres of vacant land adjacent to its manufacturing facility. The gross selling price of the land was $1.5 million (net proceeds were $1.4 million) which was representative of the fair market value.

On September 25, 2017, the Company closed the first stage investment pursuant to a definitive stock purchase agreement entered into with China National Heavy Duty Truck Group Co., Ltd. and its wholly-owned subsidiary, Sinotruk (BVI) Limited (the Buyer), which resulted in the sale of 5,347,300 shares of the Company’s common stock to the Buyer and the Company’s receipt of cash proceeds of $5.1 million on that date.

Based on management’s projections of operations, the non-revolving line of credit, and a cash balance of approximately $8.0 million on September 30, 2017, the Company believes that it currently has sufficient cash and bank financing resources to support day to day activities through operations as they become due and sustain operations for at least the next twelve months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(5)   Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Condensed Balance Sheets to the cash on the Consolidated Condensed Statements of Cash Flows for the period ending September 30, 2017.  There was no restricted cash as of September 30, 2016 or December 31, 2016.

September 30,
2017
Cash and cash equivalents	$8,035,754
Restricted cash	165,575
Restricted cash included in other long-term assets	376,407
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statements of Cash Flows	$8,577,736

Restricted cash classified as a current asset on the Consolidated Condensed Balance Sheets represents the amount required to be set aside pursuant to a contractual agreement with the Company’s lender for the payment of interest on borrowings from the line of credit that is expected to be paid within the next twelve months.   In addition, restricted cash included in other long-term assets on the Consolidated Condensed Balance Sheets represents interest due on the line of credit more than twelve months from the date of the financial statements as contractually required by the lender.  The restrictions will lapse when the related long-term debt is paid off.

(6)   Contracts in Process

At September 30, 2017 and December 31, 2016, the estimated period to complete contracts in process ranged from zero and one to six months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	September 30,	December 31,
	2017	2016
Costs incurred on engineering services contracts	$502,701	$502,701
Estimated earnings	331,969	331,969
	834,670	834,670
Less billings to date	(860,048)	(804,753)

Contracts in process	$(25,378)	$29,917

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$29,917
Billings in excess of costs and estimated earnings on engineering services contracts	(25,378)	-
Contracts in process	$(25,378)	$29,917

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(7)   Inventories

Inventories at September 30, 2017 and December 31, 2016 consisted of:

	September 30,	December 31,
	2017	2016
Raw materials	$7,564,248	$7,277,612
Work-in-process	756,528	105,252
Finished products	1,389,386	1,531,544
Reserve for excess and obsolete inventory	(7,021,229)	(7,164,673)
	$2,688,933	$1,749,735

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

As of December 31, 2016, we re-evaluated the carrying value of our PowerPhase Pro® product.  A key factor in our analysis during the nine-month transition period ended December 31, 2016 was that in October 2016, our customer, ITL Efficient Energy Co., Ltd, informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro® inventory by the filing date of our Form 10-KT for the nine-month transition period ended December 31, 2016.  That payment had not at that point in time been received, nor have we received any payment as of the date of this quarterly filing.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we determined that approximately $6.8 million of this inventory be reserved as excess inventory and we took a charge for this amount against this inventory as of December 31, 2016.  We have purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.

During the nine months ended September 30, 2017, we sold $143,443 of inventory that was previously reserved as discussed in the preceding paragraph.  There was no net cost basis in the inventory that was sold, and as a result of the transactions, there was no adjustment to the inventory cost basis.

(8)   Other Current Liabilities

Other current liabilities at September 30, 2017 and December 31, 2016 consisted of:

	September 30,	December 31,
	2017	2016
Accrued payroll and employee benefits	$126,503	$62,220
Accrued personal property and real estate taxes	179,879	232,326
Accrued warranty costs	346,539	289,710
Unearned revenue	587,519	116,886
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	189,175	189,175
Accrued executive compensation	-	272,222
Other	20,946	20,966
	$1,585,997	$1,318,941

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(9)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarters facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance which was 5.23% as of September 30, 2017.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Condensed Balance Sheet as of September 30, 2017.  For additional information, see Note 5 to the Consolidated Condensed Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of September 30, 2017, the Company was in compliance with its covenants. The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of September 30, 2017, $3,164,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit.

(10)   Stock-Based Compensation

Share-Based Compensation Expense

The table below shows total share-based compensation expense for the quarters and nine months ended September 30, 2017 and 2016, and the classification of these expenses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Costs of product sales	$9,300	$3,265	$16,627	$8,519
Costs of contract services	-	3,491	2,097	7,826
Research and development	18,521	12,332	37,422	23,744
Selling, general and administrative	113,522	176,932	213,745	259,260
	$141,343	$196,020	$269,891	$299,349

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Option Plans Activity

Additional information with respect to stock option activity during the nine months ended September 30, 2017 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2016	3,004,798	$1.20	6.4 years	$-
Granted	500,047	$0.87		-
Exercised	(22,105)	$0.85		$-
Forfeited	(99,255)	$1.28		$480
Outstanding at September 30, 2017	3,383,485	$1.15	6.5 years	$765,296

Exercisable at September 30, 2017	2,451,144	$1.30	5.4 years	$412,812

Vested and expected to vest at September 30, 2017	2,938,864	$1.23	6.2 years	$557,173

As of September 30, 2017, there was $451,381 of total unrecognized compensation cost related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-six months.  The total fair value of stock options that vested during each of the nine months ended September 30, 2017 and 2016 was $236,328 and $264,004, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of September 30, 2017 and 2016 and changes during the nine months ended September 30, 2017 and 2016 are presented below:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	102,048	$0.84	90,561	$1.36
Granted	23,735	$0.87	160,389	$0.68
Vested	(68,023)	$0.98	(144,982)	$0.98
Forfeited	-	$-	(3,920)	$1.25
Unvested at end of period	57,760	$0.68	102,048	$0.84

As of September 30, 2017, there was $33,512 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at September 30, 2017 is expected to be recognized over a weighted-average period of twenty-one months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Employee Stock Purchase Plan Activity

During the three months ended September 30, 2017 and 2016, we issued 45,849 and 26,175 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Employee Stock Purchase Plan for the three months ended September 30, 2017 and 2016 was $17,881 and $13,088, respectively. As of September 30, 2017, 25,777 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Employee Stock Purchase Plan.

(11)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the nine months ended September 30, 2017 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2016	48,519,313	$485,193	$128,409,933	$(119,892,934)	$9,002,192

Issuance of common stock under employee stock purchase plan	3,823	38	1,912	-	1,950
Compensation expense from employee and director stock option and common stock grants	-	-	61,564	-	61,564
Net loss	-	-	-	(1,606,026)	(1,606,026)
Balances at March 31, 2017	48,523,136	$485,231	$128,473,409	$(121,498,960)	$7,459,680

Issuance of common stock under employee stock purchase plan	43,412	434	16,062	-	16,496
Compensation expense from employee and director stock option and common stock grants		-	66,984	-	66,984
Net loss	-	-	-	(1,348,221)	(1,348,221)
Balances at June 30, 2017	48,566,548	$485,665	$128,556,455	$(122,847,181)	$6,194,939

Issuance of common stock upon exercise of employee and director options	22,105	221	18,542	-	18,763
Issuance of common stock under employee stock purchase plan	45,849	458	17,423	-	17,881
Issuance of common stock under stock bonus plan	68,022	680	(680)	-	-
Issuance of common stock under definitive stock purchase agreement	5,347,300	53,473	5,046,425	-	5,099,898
Common stock used for tax withholdings	(14,496)	(144)	(12,236)	-	(12,380)
Compensation expense from employee and director stock option and common stock grants	-	-	141,343	-	141,343
Net loss	-	-	-	(543,401)	(543,401)
Balances at September 30, 2017	54,035,328	$540,353	$133,767,272	$(123,390,582)	$10,917,043

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
February, 2014	2,864,872	1,489,733	August 6, 2014	August 5, 2018
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020
	10,864,872	5,489,733

Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2016	5,489,733	$1.53	3.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at September 30, 2017	5,489,733	$1.53	2.5 years

Exercisable at September 30, 2017	5,489,733	$1.53	2.5 years

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(12)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters and nine months ended September 30, 2017 and 2016:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Customer A	$1,800,000	65%	$-	-%	$1,974,000	36%	$-	-%
Customer B	$308,341	11%	$448,597	31%	$1,714,876	31%	$1,212,252	41%
Customer C	$102,499	4%	$14,838	1%	$136,781	2%	$311,069	11%
Customer D	$61,785	2%	$-	-%	$286,515	5%	$45,897	2%
Customer E	$52,364	2%	$141,379	10%	$227,502	4%	$499,389	17%
Customer F	$-	-%	$-	-%	$300,000	5%	$-	-%
Customer G	$-	-%	$239,005	17%	$-	-%	$775,018	26%

The following table summarizes accounts receivable from significant customers as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Customer A	-%	-%
Customer B	41%	45%
Customer C	-%	11%
Customer D	10%	29%
Customer E	8%	10%
Customer F	-%	-%
Customer G	-%	-%

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

As of September 30, 2017 and 2016, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2017, the Company’s tax years for 2012 to 2016 are subject to examination by the tax authorities.

(14) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and nine months ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Numerator:
Net loss	$(543,401)	$(2,368,245)	$(3,497,648)	$(5,253,193)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	48,941,702	48,479,908	48,677,423	48,351,907

Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.07)	$(0.11)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2017	2016

Non-vested stock bonus plan shares	57,760	102,048
Stock options outstanding	3,409,262	3,106,096
Warrants to purchase common stock	5,489,733	5,489,733

(15) Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $3,110,123 is reported at amortized cost.  The Company’s long-term debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(16) Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into employment agreements with its four officers that expired on June 30, 2017.

Effective July 1, 2017, the Company entered into new employment agreements with its four officers, which expire December 31, 2019.  The aggregate future base salary payable to the executive officers over their remaining terms is $2,399,634.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations.  Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2016.  Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the U.S. Securities and Exchange Commission (“SEC”). We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements.

Introduction

UQM Technologies, Inc., (“UQM”, “Company”, “we”, “our”, or “us”) is a developer and manufacturer of power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets. We generate revenue from three principal activities: 1) the sale of electric propulsion systems, which includes motors and controllers; and 2) the sale of auxiliary products including generators, fuel cell compressors, air conditioning compressor systems, and DC-to-DC converters; and 3) services, including research, development and application engineering contract services and remanufacturing services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering contract revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

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

Our most important strategic initiative is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are driving business development in the following ways:

•

We have created a well-defined, structured process to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, and other targeted markets both domestically and internationally. In particular, we are focused on developing customer relationships in China which is the world’s largest market for vehicle electrification products.

•	We hired our first employees in China in 2016. As China represents the largest market in the world for electric vehicles, our presence in that market is critical to our long-term success.

•

During the quarter ended September 30, 2017, we executed a stock purchase agreement with a strategic partner in China that meets three important criteria; the partner has capital, infrastructure and access to the Chinese domestic market (see below).

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

Recent Announcements

On August 28, 2017, we announced that we entered into a definitive stock purchase agreement (“Agreement”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and that UQM and CNHTC plan to create a joint venture (“JV”) to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China. CNHTC has headquarters in Jinan, China. CNHTC’s investment and creation of the JV is planned to occur in two stages. First, CNHTC acquired newly issued common shares of UQM, resulting in a 9.9% ownership interest of common shares issued and outstanding.  This first stage of the investment was closed on September 25, 2017, and we received cash proceeds of $5.1 million on that date.  Second, CNHTC will acquire additional newly issued common shares resulting in CNHTC owning a total of 34% of UQM’s issued and outstanding common stock on a fully diluted basis. The purchase price is $0.95 per share, which represents a 15% premium over the 30-day closing price average for the period ending on the last trading date before signing. The total transaction will bring approximately $28.3 million in cash to UQM. The terms of the Agreement were unanimously approved by the boards of directors of both companies.  Our shareholders will continue to hold their shares in UQM, and UQM stock will continue to be traded on the NYSE American.

The Agreement is subject to usual and customary closing conditions, and closing of the second stage will require approval by our shareholders representing a majority of UQM’s voting shares. Closing is expected to occur as soon as possible following shareholders’ approval and receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”) and the required Chinese regulatory authorities. We expect the closing will occur in December 2017.

As part of the Agreement, we have agreed that following the closing, CNHTC will have the right to nominate up to three of eight total directors to our board of directors with one CNHTC representative expected to be elected as the Chairman of the Board.

CNHTC is the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading heavy-duty commercial vehicle manufacturer in China and one of the largest commercial vehicle groups in the world. In addition to heavy and light-duty commercial trucks and buses, they also manufacture key parts and components such as engines, cabins, axles, steel frames, and gearboxes. In Sinotruk’s annual report for the year ended December 31, 2016, Sinotruk reported audited revenues from these vehicles, parts, and components of US$4.9 billion. They also reported shipping over 172,000 commercial vehicles and over 106,000 engines. Sinotruk has over 25,000 employees.

After the closing of the Agreement, we intend to form a joint venture with CNHTC for the manufacture and sales of electric propulsion systems in China. We expect Sinotruk to be a significant purchaser of electric drive trains from the JV for Sinotruk’s commercial vehicles and other customers will be identified for sales as well.

Financial Condition

Cash and cash equivalents at September 30, 2017 were $8,035,754 and working capital was $8,816,965, compared with $2,100,089 and $3,173,848, respectively, at December 31, 2016.  The change in cash and working capital is primarily attributable to operating losses offset by proceeds from the sale of vacant land during the quarter ended September 30, 2017 and the sale of common shares pursuant to the Agreement as discussed above.

Restricted cash at September 30, 2017 was $541,982 versus $0 at December 31, 2016.  The restricted cash is for payment of interest on the draws from the line of credit.  The current portion is for estimated interest payment due within the next twelve months.  The long-term portion is the remaining amount expected to be paid by the end of the term of the line of credit on March 15, 2019.

Accounts receivable decreased $529,208 to $634,108 at September 30, 2017 from $1,163,316 at December 31, 2016.  The decrease is primarily due to the mix in customer credit terms.  Our sales are conducted through acceptance of customer purchase orders, or in some cases, through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms require irrevocable letters of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of September 30, 2017 and December 31, 2016, we had no allowance for bad debts.

Costs and estimated earnings on uncompleted contracts were zero and $29,917 at September 30, 2017 and December 31, 2016, respectively. The decrease was due to the completion of a customer contract.

Total inventories increased $939,198 to $2,688,933 at September 30, 2017 from $1,749,735 at December 31, 2016 reflecting purchases for anticipated sales of fuel cell compressor and PP220 PowerPhase HD® systems.

Prepaid expenses and other current assets increased to $292,795 at September 30, 2017 from $259,682 at December 31, 2016, primarily due to timing of amortization of maintenance contracts.

We invested $8,751 and $46,158 for the acquisition of property and equipment during the quarter and nine months ended September 30, 2017, respectively, compared to $2,030 and $102,545 during the comparable periods last year. We believe that we have sufficient property and equipment in place to meet our production requirements for the foreseeable future.

Patent costs decreased $2,461 for the nine months ended September 30, 2017 due to new patent costs offset by amortization. Trademark costs decreased $3,372 for the nine months ended September 30, 2017 due to amortization.

Accounts payable increased $578,875 to $1,388,825 at September 30, 2017 from $809,950 at December 31, 2016, primarily due to the timing of vendor payments and increased purchases of inventory.

Other current liabilities increased to $1,585,997 at September 30, 2017 from $1,318,941 at December 31, 2016. The increase is primarily attributable to an increase in unearned revenue offset by a decrease in accrued executive compensation.

Billings in excess of costs and estimated earnings on engineering services contracts were $25,378 and zero at September 30, 2017 and December 31, 2016, respectively. The increase was due to timing of billings on the conclusion of a customer contract.

Long-term debt net of deferred financing costs increased $3,110,123 during the nine months ended September 30, 2017 due to borrowings on a bank line of credit secured on March 15, 2017. For additional information, see Note 9 of the Consolidated Condensed Financial Statements.

Other long-term liabilities decreased $15,000 to $126,667 at September 30, 2017 from $141,667 at December 31, 2016 due to amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital were $540,353 and $133,767,272, respectively, at September 30, 2017 compared to $485,193 and $128,409,933 at December 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the issuance of common stock under the Agreement with CNHTC, and the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans.

Results of Operations

Quarter Ended September 30, 2017

Revenue

Product sales revenue for the current quarter increased to $2,752,554 versus $728,921 for the comparable quarter last year, reflecting increased shipments of PowerPhase Pro®  135 systems, PowerPhase HD® propulsion systems and fuel cell compressor systems offset partially by decreased shipments of auxiliary motors.

Revenue from contract services was zero for the quarter ended September 30, 2017 versus $292,204 for the comparable quarter last year. The decrease is due to a Department of Energy grant program which expired as of September 30, 2016 and no revenue from new contracts.

Gross Profit Margin

Total gross profit margin for the quarter ended September 30, 2017 increased to 46.6 percent compared to 24.0 percent for the quarter ended September 30, 2016. Gross profit margin on product sales for the quarter this year increased to 46.6 percent compared to 27.9 percent for the same quarter last year primarily due to increased sales of fuel cell compressor systems which generated higher gross profit margins than electric propulsion systems. Gross profit margin on contract services was zero percent for the quarter this year compared to 14.0 percent for the quarter ended September 30, 2016, as there was no contract services revenue in the quarter.

Costs and Expenses

Research and development expenditures for the quarter ended September 30, 2017 decreased to $403,273 compared to $882,090 for the quarter ended September 30, 2016. The decrease is related to fewer headcount and engineering resources allocated to supporting business development efforts.

Selling, general and administrative expenses for the quarter ended September 30, 2017 was $1,983,450 compared to $1,738,439 for the same quarter last year. The increase is primarily attributable to legal fees, business development costs, and expenses pertaining to our UQM Asia operations, in the current quarter compared to the same period last year.

Other income and (expenses)

Other income and expense for the quarter ended September 30, 2017 was $562,102 compared to $7,763 for the same quarter last year.  The increase is primarily attributable to the gain on the sale of vacant land in the current quarter.

Net Loss

As a result, net loss for the quarter ended September 30, 2017 was $543,401, or $0.01 per common share, compared to a net loss of 2,368,245, or $0.05 per common share, for the comparable quarter last year.

Nine Months Ended September 30, 2017

Revenue

Product sales revenue for the nine months increased to $5,169,479 versus $3,120,979 for the comparable period last year, reflecting increased shipments of PowerPhase HD® propulsion systems and fuel cell compressor systems offset by decreased shipments of auxiliary motor and PowerPhase Pro®  135 systems.

Revenue from contract services decreased to $387,075 for the nine months ended September 30, 2017 versus $839,517 for the comparable period last year. The decrease is primarily due to a Department of Energy grant program which expired as of September 30, 2016 and lower revenue from new contracts.

Gross Profit Margin

Total gross profit margin for the nine months ended September 30, 2017 increased to 41.6 percent compared to 27.1 percent for the nine month period last year. Gross profit margin on product sales for the nine months ended September 30, 2017 increased to 40.3 percent compared to 32.9 percent for the nine month period last year primarily due to a change in product mix. Gross profit margin on contract services increased to 58.3 percent for the nine months ended September 30, 2017 compared to 5.7 percent for the nine months last year, resulting from a change in the mix of contracts in process during the nine months ended September 30, 2017 versus the comparable nine months last year.

Costs and Expenses

Research and development expenditures for the nine months ended September 30, 2017 decreased to $1,591,520 compared to $2,285,354 for the nine months ended September 30, 2016. The decrease is related to fewer headcount and engineering resources allocated to supporting business development efforts.

Selling, general and administrative expense net of recovery of impaired assets for the nine months ended September 30, 2017 was $4,757,571 compared to $4,070,178 for the nine month period last year. The change is primarily attributable to expenses pertaining to our UQM Asia operations, and higher business development costs, partially offset by a decrease in consulting, legal, and deferred executive compensation expenses in the current year. In the nine months ended September 30, 2016, we recovered $585,800 in connection with a vendor settlement.

Other income and (expenses)

Other income and expense for the nine months ended September 30, 2017 was $542,327 compared to $27,760 for the same period last year.  The increase is primarily attributable to the gain on the sale of vacant land in the current nine month period.

Net Loss

As a result, net loss for the nine month period ended September 30, 2017 was $3,497,648, or $0.07 per common share, compared to a net loss of $5,253,193, or $0.11 per common share, for the comparable nine month period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the quarter ended September 30, 2017 were adequate to meet operating needs.  At September 30, 2017, we had working capital of $8,816,965 compared to $3,173,848 at December 31, 2016. The increase in working capital is primarily attributable to a higher cash balance from the sale of land and common stock, and increased inventory purchases offset by higher accounts payable due to the timing of the vendor payments.

For the nine months ended September 30, 2017, net cash used in operating activities was $3,098,339 compared to net cash used in operating activities of $4,668,774 for the comparable period last year. The change in cash used in operating activities is due to higher inventory purchases, which was offset by a decrease in accounts receivable and settlement of vendor liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2017 was $1,333,379 compared to net cash used in investing activities of $117,743 for the comparable nine months last year. The increase for the nine months ended September 30, 2017 was primarily due to the sale of vacant land as previously discussed.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $8,242,607 compared to net cash used in financing activities of $40,204 for the comparable period last year. The change is primarily due to borrowings on a bank line of credit and the sale of common stock associated pursuant to the Agreement executed during the nine months ended September 30, 2017.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2017:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Purchase obligations (1)	$796,286	$796,286	$—	$—	$—

(1)	Includes procurement of inventory to fulfill the backlog for products.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated condensed financial statements and accompanying notes.  Note 1 to the Consolidated Condensed Financial Statements contained in our Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2017.

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

As of September 30, 2017, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Transition Report on Form 10-KT for the transitional nine-month period ended December 31, 2016:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Nine months ended September 30,	Nine months ended December 31,	Year ended March 31,
	2017	2016	2016

Net loss	$3,497,648	$12,978,261	$6,938,351

As of September 30, 2017 and December 31, 2016, we had accumulated deficits of $123,390,582 and $119,892,934, respectively.

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

Our net loss for the quarter ended September 30, 2017 was $543,401 versus a net loss for the comparable quarter last year of $2,368,245.  Our net loss for the nine-month transition period ended December 31, 2016 was $13,017,508. At September 30, 2017, our cash and cash equivalents totaled $8,035,754. We expect our losses to continue for the foreseeable future. Our existing cash resources and availability under our bank line of credit are expected to be sufficient to complete our business plan for at least the next twelve months. Should those resources be insufficient, we may need to secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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

10.1

Stock Purchase Agreement, dated as of August 25, 2017, among UQM Technologies, Inc., China National Heavy Duty Truck Group Co., Ltd. and Sinotruk (BVI) Limited.  Reference is made to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 30, 2017 (No. 1-10869), which is incorporated herein by reference.

10.2

Registration Rights Agreement, dated September 25, 2017, between UQM Technologies, Inc. and Sinotruk (BVI) Limited.  Reference is made to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 28, 2017 (No. 1-10869), which is incorporated herein by reference.

10.3

First Amendment to Employment Agreement, dated as of September 25, 2017, between UQM Technologies, Inc. and Joseph R. Mitchell.  Reference is made to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2017 (No. 1-10869), which is incorporated herein by reference.

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
Date: November 2, 2017
	/s/	DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)