Form 10-K
period 2017-12-31
UQM TECHNOLOGIES INC
filed 2018-03-20
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 1-10869

UQM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
4120 Specialty Place, Longmont, Colorado	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 682-4900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on which registered
Title of each class	NYSE American
Common Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  [  ]   No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2017, based on the closing price of the Common Stock as reported by the NYSE American on such date was approximately $41,294,661. As of March 18, 2018, there were 54,126,647 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2018 Annual	Part III
Meeting of Shareholders.

PART I		1

Item 1.	Business	1

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Mine Safety Disclosure	15

PART II		15

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	15

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8.	Financial Statements and Supplementary Data	26

	Reports of Independent Registered Public Accounting Firms	27

	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	28

	Consolidated Statements of Operations for the Year Ended December 31, 2017 and 2016 (unaudited), Three Months Ended March 31, 2016 (unaudited) and Nine Months Ended December 31, 2016.	30

	Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2017 and Nine Months Ended December 31, 2016	31

	Consolidated Statements of Cash Flows for the Year Ended December 31, 2017 and 2016 (unaudited), Three Months Ended March 31, 2016 (unaudited) and Nine Months Ended December 31, 2016.	32

	Notes to Consolidated Financial Statements	33

Item 9.	Change In and Disagreements with Independent Accountants on Accounting and Financial Disclosure	49

Item 9A.	Controls and Procedures	49

Item 9B.	Other Information	50

PART III		51

Item 10.	Directors, Executive Officers and Corporate Governance	51

Item 11.	Executive Compensation	51

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51

Item 13.	Certain Relationships and Related Transactions and Director Independence	51

Item 14.	Principal Accountant Fees and Services	51

PART IV		52

Item 15.	Exhibits and Financial Statement Schedules	52

Item 16.	Form 10-K Summary	54

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

Our management team has significant experience in the automotive and electric propulsion industry with critical experience in state-of-the-art design and high quality production.  We are ISO/TS 16949 certified, the highest level of quality certification in the automotive supplier industry, and ISO 14001 certified, the highest environmental standards.  We have an approximately 130,000 square foot combined headquarters and manufacturing facility located in Longmont, Colorado.  We were incorporated in 1967 as a Colorado corporation.

In August 2017, we entered into a definitive stock purchase agreement (“Agreement”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture (“JV”) to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.  CNHTC has headquarters in Jinan, China.  CNHTC’s investment is expected to occur in two stages.  First, CNHTC will acquire newly issued common shares of UQM, resulting in a 9.9% ownership interest of common shares issued and outstanding. This stage was completed on September 25, 2017, with net proceeds to UQM of $5.1 million. Second, CNHTC will acquire additional newly issued common shares resulting in CNHTC owning a total of 34% of UQM’s issued and outstanding common stock on a fully diluted basis.  The purchase price is $0.95 per share for each stage, which represents a 15% premium over the 30-day closing price average for the period ending on the last trading date before the execution date of the Agreement. If completed, the total transaction will bring approximately $28.3 million in cash to UQM.   The terms of the Agreement were unanimously approved by the boards of directors of both companies.  UQM shareholders will continue to hold their shares in UQM, and UQM stock will continue to be traded on the NYSE American.

Closing of the second stage investment is subject to certain closing conditions, including the approval by the Committee on Foreign Investment in the United States (“CFIUS”) under Section 721 of the Defense Production Act of 1950, as amended, as it would result in a material investment by a foreign-controlled entity in UQM.  On March 5, 2018, we announced that UQM, along with CNHTC, have decided to withdraw their joint application to CFIUS for the approval of the second stage investment provided.  Based upon the request of CFIUS, the application has been withdrawn to allow for more time to consider modifications to the business relationship of UQM and CNHTC that CFIUS would find acceptable.  Upon completion of this re-evaluation, both parties intend to resubmit the application to CFIUS for approval.

The Market

The global electrified vehicle market is an emerging market with high growth potential being driven by several factors. In China, the market for electric vehicles is driven by strong government pressure to deal with the environmental concerns in its major cities.  The government has a number of initiatives to encourage electric vehicle market growth including mandates for purchases of New Energy Vehicles by municipalities, incentives and other tools.  We are seeing strong demand for electric buses across several cities and regions.  We are also seeing demand for electric buses, delivery vans, trucks and taxi fleets across several cities and regions in China.  As China is the world’s largest market for electric vehicles, we believe that our presence in China is critical to our long-term success.  Therefore, we continue to devote significant time and resources to business development efforts in China, including the new relationship with CNHTC.

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

There are several economic drivers that support this anticipated growth of electric vehicles.  First, and perhaps most important, battery costs, which comprise the single largest component cost in any electric vehicle, have declined dramatically.  In 2010, the cost per kW- hour of a lithium-ion battery was about $1,000; in 2015, this cost had fallen to about $200, and is projected to continue to fall.  This decline in battery costs has spurred higher demand.  Second, published studies have shown that ownership costs of electric vehicles are significantly lower than diesel powered vehicles.  A diesel bus, for example, has a range of four miles per gallon; an electric bus has the equivalent of twenty-one miles per gallon.  Third, maintenance costs of electric vehicles are significantly lower than diesel powered vehicles.

The same studies showed that a diesel bus costs about one dollar per mile to maintain; the maintenance cost for an electric bus was about six cents per mile.  All of these economic benefits are helping to drive the market for electric vehicles.

Governments around the world have implemented financial incentives to promote the sales of electric vehicles.  For example, the U.S. federal government currently offers a $7,500 federal tax credit for the purchase of an electric passenger vehicle, and there are additional tax credits and other benefits such as HOV lane access in various states for purchasers of qualifying vehicles.  In China, beginning on January 1, 2017, subsidies for electric buses varied depending on the efficiency performance of the vehicle, and could reach a maximum subsidy of $120,000 per bus.  This bodes well for the use of our propulsion systems since they are highly efficient. In Europe, a majority of European Union member states provide tax incentives for electrically chargeable passenger vehicles, with Norway providing the most generous package of subsidies totaling almost EUR 17,000 (approximately $19,000).  The government of India has announced its desire that plug-in vehicles would represent 30 percent of new sales by 2030.

We believe that the trend toward increasing electrification of vehicles coupled with the government subsidies offered world-wide and lower battery and vehicle operating costs provide a substantial opportunity for the broad commercial application of our products.

Business Strategy

We are focused primarily on the transportation markets, with a strong emphasis on the commercial truck and bus space, followed by automotive and then marine, and other applications. We have developed two basic frame size propulsion systems: the PowerPhase® Pro for passenger car, light commercial applications, light duty marine and other lighter duty applications and the PowerPhase® HD lineup of products for heavier commercial bus and truck applications and heavier duty marine and other applications.  In 2016, we introduced the PowerPhase® DT, a full electric drivetrain including the motor, inverter, transmission and transmission control unit.  We also utilize these products, customized versions of these products and all new custom solutions in these markets to meet various customer requirements.  We provide motor and controller systems for full-electric, hybrid electric, plug-in hybrid and fuel cell applications.  We also provide units for non-automotive markets including auxiliary systems and motor and controller systems for aircraft.   Further, we manufacture fuel cell compressor systems for the fuel cell business.

Our products are used in the following applications:

•

Passenger Buses – Electric and hybrid passenger buses can have large positive impacts on the environment and many municipalities around the world are demanding more of these vehicles on the road.  We supply electric propulsion systems to Proterra, Inc., a developer and manufacturer of all-electric composite transit buses, under a multi-year supply agreement.  We have also provided electric propulsion systems for customers in China, South America, Europe and Japan.

•

Commercial Trucks, Vans and Shuttles - We supply electric propulsion systems to Zenith Motors, LLC for their electric shuttle vans and have in the past supplied Electric Vehicles International (“EVI”) for their all-electric medium-duty delivery trucks.

•

Fuel Cell Compressors – We manufacture fuel cell compressors which are an integral component of hydrogen powered fuel cell vehicles designed for light duty automotive and commercial bus applications for 30kW to 150kW fuel cell stacks.

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

•

Presence in China – The signing of the Agreement with CNHTC gives us the ability, through the joint venture, to locally manufacture our products in the largest market in the world for electric vehicles.  We have hired a vice president of Asia operations and two technical support personnel in China so far and have created UQM Technologies Asia Limited as the legal entity for our Asia headquarters operations.

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

Product Development Activities

We continue to develop new variations of our product lineup to meet expanding customer requirements and work on custom solutions for new prospective customers meeting their precise specifications.  We are also developing the next generation of PowerPhase Pro®  and PowerPhaseHD®  products designed to be smaller, lighter weight, more energy efficient and producible at lower cost with equal or better performance than our current PowerPhase systems. The resulting products from this development effort are expected to launch in the next two years. Development targets include a substantial size and cost reduction of the motor controllers.  Adopting new generation components and control strategies are also elements of this development.  Target applications include automotive and light commercial truck, medium and heavy-duty truck, and bus, markets.

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

In January 2017, we announced a development agreement with Meritor, Inc. to jointly develop and supply full electric axle systems (E-axles) targeting the medium and heavy-duty commercial vehicle market.  This next-generation technology could accelerate market demand over the next few years due to improved component packaging, lower costs from integration, and increased vehicle performance.

Excess Inventory

We re-evaluated the carrying value of the PowerPhase Pro®   inventory  during 2016 and as of December 31, 2016.  A key factor in our analysis during the nine months ended December 31, 2016 was that in October of 2016, our customer ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro®  inventory, which did not happen.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we determined that, out of a total of $7.6 million, approximately $6.8 million of this inventory should be reserved as excess inventory and we took a charge for this amount against this inventory as of December 31, 2016.  At that time, we had purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.  As of December 31, 2017, no additional reserve was required.

Competition

All of the markets in which we operate are highly competitive and are characterized by changes due to technological advances that could render existing technologies and products obsolete, although we are not currently aware of any such advances that could render our current product portfolio obsolete.  We believe our competitors are large automotive OEMs, Tier 1 suppliers to OEMs, Chinese electric motor manufacturers offering lower cost options, and numerous other competitors in nearly every region of the world.

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

Customers and Suppliers

We derive our revenue from the following sources: 1) the sale of products designed, engineered and manufactured by us primarily to OEMs, Tier 1 suppliers of OEMs, and vehicle integrators; 2) funded contract research and development services performed for strategic partners, customers, and in the past from the U.S. government, directed toward either the advancement of our proprietary technology portfolio or the application of our proprietary technology to customers’ products; and 3) after-market services and remanufacture.

Our business is subject to revenue fluctuation based on the buying cycles of our customers.  Specific customers that reach 10% or more of revenues in any given fiscal quarter or year will also vary depending on these buying cycles.  In the fiscal year ended December 31, 2017, two customers individually comprised 10% or more of our total revenues.  Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

Principal raw materials and components purchased by us include iron, steel, electronic components, rare-earth magnets and copper wire. Most of these items are available from several suppliers. In the fiscal year ended December 31, 2017, one supplier comprised 10% or more of our total purchases.  Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

We can experience significant price fluctuation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium and are primarily sourced from China. We have not experienced any disruption in supply of magnets, and magnet prices may continue to be volatile until mining operations outside of China increase or restart.

Financial Information about Geographic Areas

The following summarizes total revenue by geographic area:

	Year ended December 31,	Nine months ended December 31,
	2017	2016
United States	$4,009,941	$3,101,153
Foreign Countries	3,768,808	1,021,842
	$7,778,749	$4,122,995

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

Backlog

Our order backlog for products at January 31, 2018 was approximately $2.4 million versus $4.9 million at January 31, 2017. Certain orders are blanket purchase orders which are subject to the issuance of subsequent release orders directing the number and timing of actual deliveries. We had backlog of service contracts from customers, which will provide future revenue upon completion, totaling approximately $200,000 at January 31, 2018 versus $0 at January 31, 2017. Substantially all of the backlog amounts at January 31, 2018 and 2017 are subject to amendment, modification or cancellation.  We expect to ship motor and controller backlog products over the next twelve months.

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

Employee and Labor Relations

As of January 31, 2018, we had 51 employees, all of whom are full-time employees. We have entered into employment agreements with our executive officers.  The employment agreements expire on December 31, 2019.  We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2017 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. We make our Transition Report on Form 10-KT, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select “Investor Relations” and select the form you would like to access. Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.  Information on our website does not constitute part of this Annual Report.

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

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,
	2017	2016	2016	2016
		(Unaudited)	(Unaudited)
Net loss	$4,778,316	$13,948,426	$930,918	$13,017,508

We determined in 2016 that most of our PowerPhase Pro® inventory was impaired.  As a result, the net loss for the year ended December 31, 2016 (unaudited) and nine months ended December 31, 2016 includes a reserve for excess inventory of $6,817,010 related to that inventory and a reserve of $349,906 for other obsolete inventory.

As of December 31, 2017, we had an accumulated deficit of $124,671,250.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the year ended December 31, 2017 was $4,778,316 versus a net loss for the nine months ended December 31, 2016 of $13,017,508 (which includes a reserve for excess and obsolete inventory of $7,166,916). At December 31, 2017, our cash, cash equivalents and restricted cash totaled $6,809,325. We expect our losses to continue for the foreseeable future. Our existing cash resources and cash generated from our revenues, are expected to be sufficient to complete our business plan for at least the next twelve months.  Should those resources be insufficient, we may need to renegotiate existing debt, secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

We may not be able to sell the remaining PowerPhase Pro® inventory and may recognize additional loss on the value of this inventory carried on our books.

Following the write-down of the value of inventory of the PowerPhase Pro® systems we still have aged inventory of $739,262 of PowerPhase Pro® systems.  Based upon anticipated customer demand, we continue to believe there is still a market for this product.  If customers do not purchase the amount of inventory they have ordered or we are unable to find new customers for this inventory, it may become  obsolete, causing an adverse effect on our results of operations.

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

We executed a ten-year supply agreement with CODA in July, 2009 which provided a framework for CODA, or its manufacturing partner, to purchase from us electric propulsion systems for use in automobiles to be manufactured by CODA.  On May 1, 2013, CODA filed for bankruptcy protection.  Amounts due from CODA at December 31, 2017 totaled $3,838,092, all of which had been written off as uncollectible in prior years.  In addition, CODA was obligated under the supply agreement for inventory purchases totaling approximately $8.2 million and for a guaranteed minimum payment of $2 million due to their failure to purchase at least 15,000 units.  It is likely that we will recover only an insignificant amount of the balance owed to us under the CODA supply agreement, if any.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We own our offices and manufacturing facility and believe the facility to be well maintained, adequately insured and suitable for its present and intended uses. Information concerning our facility as of December 31, 2017 is set forth in the table below:

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

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE American under the symbol UQM. The high and low trade prices, by fiscal quarter, as reported by the NYSE American stock exchange for the last two fiscal years are as follows:

Year Ended December 31, 2017	High	Low
Fourth Quarter	$1.66	$1.10
Third Quarter	$1.34	$0.73
Second Quarter	$0.96	$0.46
First Quarter	$0.53	$0.43

Year Ended December 31, 2016	High	Low
Fourth Quarter	$0.62	$0.42
Third Quarter	$0.69	$0.54
Second Quarter	$0.90	$0.55
First Quarter	$0.67	$0.43

On March 16, 2018 the closing price of our common stock, as reported on the NYSE American, was $1.40 per share and there were 516 active holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by our Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 1

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM Technologies, Inc., the group of companies comprising the S&P Electrical Components & Equipment Index, and those companies comprising the S&P 500 Index for the five year period from March 31, 2013 through December 31, 2017:

	3/13	3/14	3/15	3/16	12/16 [2]	12/17
UQM Technologies, Inc.	100	356.76	148.65	77.31	58.11	187.84
S&P 500	100	121.86	137.37	139.82	154.46	188.18
S&P Electrical Components & Equipment	100	125.16	115.83	113.41	121.22	154.32

*$100 invested on 3/31/13 in stock or index, including reinvestment of dividends Fiscal year ending December 31.

        Copyright 2018 S&P Global Market Intelligence.  All rights reserved.

1  The stock price performance graph depicted is not “soliciting material,” is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation contained in such filing.

2  The Company changed its fiscal year end from March to December in 2016.

ITEM 6.           SELECTED FINANCIAL DATA

Selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

UQM Technologies, Inc.

Selected Consolidated Financial Data

	Year Ended December 31,		Three months ended March 31,	Nine months ended December 31,
	2017	2016	2016	2016
		(Unaudited)	(Unaudited)
Product sales	$7,162,456	$4,710,654	$1,218,795	$3,491,859
Contract services revenue	$616,293	$916,629	$285,493	$631,136
Loss from operations	$(5,284,502)	$(13,945,725)	$(940,425)	$(13,005,300)

Net loss	$(4,778,316)	$(13,948,426)	$(930,918)	$(13,017,508)

Net loss per common share - basic and diluted	$(0.10)	$(0.29)	$(0.02)	$(0.27)

Total assets	$15,134,176	$11,272,750	$23,350,903	$11,272,750

Long-term obligations	$3,241,117	$141,667	$288,889	$141,667

Cash dividend declared per common share	—	—	—	—

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UQM develops, manufactures and sells power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets.  We generate revenue from two principal activities: 1) the sale of motors, generators, electronic controls, and fuel cell compressors; and 2) research, development and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering service revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

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

•

On August 28, 2017, we entered into a definitive stock purchase agreement (“Agreement”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China, the largest market in the world for electric vehicles..

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

Recent Events

In April 2017, we announced a significant purchase order from a major Chinese OEM for delivery of our R340 fuel cell compressor systems. The purchase order was valued at $2.2 million. Shipments were completed by fall of 2017. These compressor modules are a key component in hydrogen powered fuel cell systems.

In August 2017, we entered into a definitive stock purchase agreement (“Agreement”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture (“JV”) to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.  CNHTC has headquarters in Jinan, China.  CNHTC’s investment is expected to occur in two stages.  First, CNHTC will acquire newly issued common shares of UQM, resulting in a 9.9% ownership interest of common shares issued and outstanding. This stage was completed on September 25, 2017, with net proceeds to UQM of $5.1 million. Second, CNHTC will acquire additional newly issued common shares resulting in CNHTC owning a total of 34% of UQM’s issued and outstanding common stock on a fully diluted basis.  The purchase price is $0.95 per share for each stage, which represents a 15% premium over the 30-day closing price average for the period ending on the last trading date before the execution date of the Agreement. If completed, the total transaction will bring approximately $28.3 million in cash to UQM.   The terms of the Agreement were unanimously approved by the boards of directors of both companies.  UQM shareholders will continue to hold their shares in UQM, and UQM stock will continue to be traded on the NYSE American.

Closing of the second stage investment is subject to certain closing conditions, including the approval by the Committee on Foreign Investment in the United States (“CFIUS”) under Section 721 of the Defense Production Act of 1950, as amended, as it would result in a material investment by a foreign-controlled entity in UQM.  On March 5, 2018, we announced that UQM, along with CNHTC, have decided to withdraw their joint application to CFIUS for the approval of the second stage investment provided.  Based upon the request of CFIUS, the application has been withdrawn to allow for more time to consider modifications to the business relationship of UQM and CNHTC that CFIUS would find acceptable.  Upon completion of this re-evaluation, both parties intend to resubmit the application to CFIUS for approval.

In September 2017, we announced that Sinotruk had made an initial purchase of UQM PowerPhase® DT systems for implementation and evaluation in their commercial vehicles. This is the first step towards the long term strategy of utilizing UQM electric drive products across Sinotruk’s portfolio of commercial vehicles signaled the beginning of the commercial partnership with UQM.

In November 2017, we announced we had signed a Joint Venture Agreement (“JVA”) with CNHTC and Sinotruk Global Village Investment Limited, a Hong Kong based limited liability company owned by CNHTC. Under the JVA, we will acquire a 25% ownership share of the joint venture with CNHTC and its affiliate collectively acquiring a 75% share. We have the option to increase our ownership position to 33% in the next one to three years. The initial total capital of the joint venture will be $24 million, with UQM contributing $6 million in three installments during the next year. Our funding requirement is contingent on the closing of the second stage investment with CNHTC in accord with the terms of the  Agreement.

The JV will be named Sinotruk Qingdao Zhongqi New Energy Automobile Co., Ltd. and will be headquartered in the city of Qingdao, China. The purpose of the JV will be to serve the China market for commercial vehicle E-drives and the global market for E-axles. The annual production capacity which the JV intends to establish is 50,000 systems, and it is anticipated to commence commercial operations in 2019.

In January 2018, we announced the first significant purchase order from KESHI, a major Chinese manufacturer of commercial mining vehicles. The purchase order is for explosion-proof E-drive systems and was valued at $1.2 million. Shipments are expected to occur during 2018.  While we signed a cooperation agreement with KESHI in 2015, KESHI’s production launch was delayed due to the market conditions, but now has made a major commitment to this new energy market application. KESHI plans to move forward with their strategy to do final assembly and test in China under our current cooperation agreement for explosion-proof electric propulsion systems in China.

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

At the time of its bankruptcy, we had on hand approximately $8.2 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.  We believe the PowerPhase Pro®  system is still the appropriate size for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory continues to be sold to a number of customers at prices greater than our costs, although the rate of sales has been very slow.  Since CODA’s bankruptcy, we have analyzed sales forecasts of current and potential customers for this product, including the forecasts anticipated in the long-term supply agreement with ITL that was signed in October 2015, although at lower margins, and believed that there was sufficient market demand to consume the balance of the PowerPhase Pro® inventory on hand at fiscal year ended March 31, 2016. So as of the fiscal year ended March 31, 2016, no impairment of this inventory was recorded. At December 31, 2016, we had approximately $7.6 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.

We re-evaluated the carrying value of the PowerPhase Pro®   inventory  during 2016 and as of December 31, 2016.  A key factor in our analysis during the nine months ended December 31, 2016 was that in October of 2016, our customer ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro®  inventory, which did not happen.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we determined that, out of a total of $7.6 million, approximately $6.8 million of this inventory should be reserved as excess inventory and we took a charge for this amount against this inventory as of December 31, 2016.  At that time, we had purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.  As of December 31, 2017, no additional reserve was required.

Financial Condition

Cash and cash equivalents at December 31, 2017 were $6,309,269 and working capital was $7,762,363 compared with $2,100,089 and $3,173,848, respectively, at December 31, 2016. The increase in cash and cash equivalents was the result of operating losses offset by the sale of vacant land (net proceeds of $1.4 million) and closing of the first stage investment of $5.1 million related to the Agreement with CNHTC.  Working capital increased in year ending December 31, 2017 due to the increase in cash as previously noted.

Restricted cash (current and long-term) at December 31, 2017 was $500,056 compared to zero in the prior year.  The increase in restricted cash is related to the securing a line of credit with a bank in March 2017.  The cash is reserved for payment of the interest on the line of credit.

Accounts receivable decreased $339,523 to $823,793 at December 31, 2017 from $1,163,316 at December 31, 2016. The decrease is primarily due to the mix of prepaid versus credit term customers for our December 2017 sales. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At both December 31, 2017 and 2016, we had no allowance for doubtful accounts receivable.

Costs and estimated earnings on uncompleted contracts decreased to zero at December 31, 2017 versus $29,917 at December 31, 2016. The decrease is due to the timing of billings on certain contracts in process in the respective fiscal year ends.

Total inventories increased $591,625 to $2,341,360 at December 31, 2017 compared to $1,749,735 at December 31, 2016, reflecting an increase in raw materials and work-in-process for confirmed sales orders to be sold to customers in 2018.

Prepaid expenses and other current assets decreased to $233,566 at December 31, 2017 from $259,682 at December 31, 2016, primarily due to a reduction in vendor prepayments.

We invested $83,838 for the acquisition of property and equipment during the year ended December 31, 2017 versus $47,954 during the nine months ended December 31, 2016. The increase in capital expenditures is primarily attributable to increased levels of investments in production tooling and equipment during the year ended December 31, 2017.

Patent costs increased to $222,461 at December 31, 2017 compared to $213,326 at December 31, 2016, primarily due to new patent applications being submitted for approval which was partially offset by the amortization of capitalized patent costs.

Trademark costs decreased to $90,460 at December 31, 2017 compared to $94,955 at December 31, 2016 due to the amortization of capitalized trademark costs.

Accounts payable increased $138,925 to $948,875 at December 31, 2017 from $809,950 at December 31, 2016, primarily due to the timing of vendor payments.

Other current liabilities decreased $345,158 to $973,783 at December 31, 2017 from $1,318,941 at December 31, 2016. The decrease is primarily attributable to the payment of accrued executive compensation during 2017 offset by an increase in accrued payroll and employee benefits, warranty costs, and unearned revenue at December 31, 2017.

Billings in excess of costs and estimated earnings on engineering services contracts was $199,160 at December 31, 2017 versus zero at December 31, 2016.  The increase is due to timing of costs incurred versus billings on certain contracts that were in process in the respective fiscal year ends.

Long-term debt was $3,119,450 at December 31, 2017 versus zero at December 31, 2016 due to borrowings against the Company’s line of credit during the current fiscal year.

Other long-term liabilities decreased $20,000 to $121,667 at December 31, 2017 from $141,667 at December 31, 2016 due to the amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital increased to $541,085 and $133,901,406, respectively, at December 31, 2017 compared to $485,193 and $128,409,933, respectively, at December 31, 2016. The increases in common stock and additional paid-in capital were primarily attributable to the closing of the first stage investment related to the Agreement with CNHTC.

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 (unaudited)

As a result of electing to change our fiscal year end from March 31 to December 31 in 2016, and in accordance with reporting rules stipulated under the Exchange Act, the following discussion is based on a comparison of operating results for the year ended December 31, 2017 (“2017”), which are audited, to operating results for the year ended December 31, 2016 (“2016”), which are unaudited.

Revenue

Product sales for 2017 increased 52 percent to $7,162,456 compared to $4,710,654 for 2016, reflecting an increase in orders from our customers, both domestically and internationally.

Revenue from contract services decreased $300,336, or 33 percent, to $616,293 for 2017 versus $916,629 for 2016. This was driven by the completion of the Department of Energy non-rare-earth grant that expired in September, 2016 and reduction of securing new contracts in 2017.

Gross Profit Margin

Gross profit margins on product sales for 2017 increased to 39 percent compared to (119) percent for 2016. The increase is primarily due to a reserve for excess and obsolete inventory of $7,166,916 recognized in 2016.

Gross profit margins on contract services increased to 54 percent for 2017 compared to 8 percent for 2016, reflecting a change in the mix of contracts in process.

Costs and Expenses

Research and development expenditures for 2017 were $2,042,732 compared to $3,061,541 for 2016. In 2017, resources were allocated to business development activities versus a greater focus on internally funded development projects in 2016.

Selling, general and administrative expenses for 2017 were $6,367,331 compared to $5,918,990 for 2016. The increase for 2017 is attributable to an increase in legal and business development expenses.

Recovery of impaired assets decreased to $0 for 2017 compared to $585,800 for 2016.  In 2016, we reduced the carrying value of the accrued vendor settlement liability based on a settlement with the vendor.

Loss on disposal of long-lived assets decreased to $0 for 2017 from $39,247 for 2016.  The decrease is attributable to an abandoned patent application in 2016.

Other

Interest income decreased to $5,127 for 2017 from $11,803 for 2016. The decrease is attributable to lower levels of invested cash balances.

Interest expense was $108,146 in 2017 versus zero in 2016.  The increase is attributable to interest paid on the borrowings from the line of credit we secured in March 2016.

Amortization of deferred financing costs was $29,535 in 2017 versus zero in 2016.  The increase is attributable to the line of credit we secured in March 2016.  The financing costs are amortized over the life of the loan.

Gain on sale of long-lived assets was $606,006 in 2017 versus zero in 2016.  The gain was recognized on the sale of vacant land in July, 2017.

Other income for 2017 was $32,734 versus $24,743 for 2016. The increase between the years is attributable to higher recovery from claims of vendor bankruptcy proceedings.

Net Loss

As a result, net loss for 2017 was $4,778,316, or $0.10 per common share, compared to a net loss of $13,948,426, or $0.29 per common share, for 2016.

Liquidity and Capital Resources

Our cash balances and liquidity throughout 2017 were adequate to meet operating needs. At December 31, 2017, we had cash and cash equivalents of $6,309,269 and working capital of $7,762,363 compared to $2,100,089 and $3,173,848 at December 31, 2016, respectively. Cash and working capital increased as of December 31, 2017 due to the sale of vacant land (net proceeds of $1.4 million) and closing of the first stage investment of the Agreement with CNHTC of $5.1 million, which was offset by operating losses.

For 2017, net cash used in operating activities was $4,870,626 compared to net cash used in operating activities of $6,403,598 for 2016. The decrease in cash used in operating activities for 2017 versus 2016 is primarily attributable to decreased net operating losses.

Net cash provided by investing activities for 2017 was $1,279,050 compared to cash used of $153,445 for 2016. The change for 2017 is primarily due to the sale of vacant land.

Net cash provided by financing activities was $8,300,812 for 2017 versus cash used in financing activities of $31,536 for 2016. The change in cash provided by in 2017 was primarily attributable to the cash received from the closing of the first stage investment related to the Agreement with CNHTC.

On March 15, 2017, the Company entered into a non-revolving line of credit with a bank for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. As of December 31, 2017, $3,164,529 was drawn on the line of credit.  For additional information, see Note 8 of the Consolidated Financial Statements.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, funding available from our non-revolving line of credit and, to the extent all closing conditions are satisfied (including obtaining CFIUS approval), proceeds from the closing of the second stage investment related to the Agreement with CNHTC.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2017:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt obligations	$3,164,529	$—	$3,164,529	$—	$—
Purchase obligations	1,986,877	1,986,877	—	—	—
Total	$5,151,406	$1,986,877	$3,164,529	$—	$—

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

During the year ended December 31, 2017, nine months ended December 31, 2016 and three months ended March 31, 2016 (unaudited), we recorded an inventory reserve for excess and obsolete inventory of $0, $7,166,916, and $0, respectively.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

UQM Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UQM Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated  financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado

March 20, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

UQM Technologies, Inc.

We have audited the accompanying consolidated balance sheet of UQM Technologies, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UQM Technologies, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the nine months ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado

March 30, 2017

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,309,269	$2,100,089
Restricted cash	176,193	-
Accounts receivable	823,793	1,163,316
Costs and estimated earnings in excess of billings on uncompleted contracts	-	29,917
Inventories, net	2,341,360	1,749,735
Prepaid expenses and other current assets	233,566	259,682
Total current assets	9,884,181	5,302,739

Property and equipment, at cost:
Land	896,388	1,683,330
Building	4,516,301	4,516,301
Machinery and equipment	7,136,578	7,052,740
	12,549,267	13,252,371
Less accumulated depreciation	(7,936,056)	(7,590,641)
Net property and equipment	4,613,211	5,661,730

Patent costs, net of accumulated amortization of $953,491 and $932,564, respectively	222,461	213,326
Trademark costs, net of accumulated amortization of $85,381 and $80,885, respectively	90,460	94,955
Restricted cash	323,863	-
Total assets	$15,134,176	$11,272,750

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	December 31,	December 31,
	2017	2016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$948,875	$809,950
Other current liabilities	973,783	1,318,941
Billings in excess of costs and estimated earnings on engineering services contracts	199,160	-
Total current liabilities	2,121,818	2,128,891

Long-term debt, net of deferred financing costs of $45,079 and $0, respectively	3,119,450	-
Other long-term liabilities	121,667	141,667
Total long-term liabilities	3,241,117	141,667

Total liabilities	5,362,935	2,270,558

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 54,108,510 and 48,519,313 shares issued and outstanding, respectively	541,085	485,193
Additional paid-in capital	133,901,406	128,409,933
Accumulated deficit	(124,671,250)	(119,892,934)
Total stockholders’ equity	9,771,241	9,002,192

Total liabilities and stockholders’ equity	$15,134,176	$11,272,750

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,
	2017	2016	2016	2016
		(Unaudited)	(Unaudited)
Revenue:
Product sales	$7,162,456	$4,710,654	$1,218,795	$3,491,859
Contract services	616,293	916,629	285,493	631,136
	7,778,749	5,627,283	1,504,288	4,122,995
Operating costs and expenses:
Costs of product sales	4,368,093	10,336,136	809,834	9,526,302
Costs of contract services	285,095	842,141	303,441	538,700
Research and development	2,042,732	3,061,541	684,346	2,377,195
Selling, general and administrative	6,367,331	5,918,990	1,232,892	4,686,098
Recovery of impaired assets	-	(585,800)	(585,800)	-
	13,063,251	19,573,008	2,444,713	17,128,295

Loss from operations	(5,284,502)	(13,945,725)	(940,425)	(13,005,300)

Other income / (expense):
Interest income	5,127	11,803	3,882	7,921
Interest expense	(108,146)	-	-	-
Amortization of deferred financing costs	(29,535)	-	-	-
Gain on sale of vacant land	606,006	-	-	-
Loss on disposal of long-lived assets	-	(39,247)	-	(39,247)
Other	32,734	24,743	5,625	19,118
	506,186	(2,701)	9,507	(12,208)

Net loss	$(4,778,316)	$(13,948,426)	$(930,918)	$(13,017,508)

Net loss per common share - basic and diluted	$(0.10)	$(0.29)	$(0.02)	$(0.27)

Weighted average number of shares of common stock outstanding - basic and diluted	50,038,799	48,405,894	48,327,219	48,448,718

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at March 31, 2016	48,330,286	$483,303	$128,103,861	$(106,875,426)	$21,711,738

Issuance of common stock under employee stock purchase plan	60,325	603	30,744	-	31,347
Issuance of common stock under stock bonus plan	146,155	1,462	(1,462)	-	-
Common stock used for tax withholdings	(17,453)	(175)	(10,503)	-	(10,678)
Compensation expense from employee and director stock option and common stock grants	-	-	287,293	-	287,293
Net loss	-	-	-	(13,017,508)	(13,017,508)
Balances at December 31, 2016	48,519,313	$485,193	$128,409,933	$(119,892,934)	$9,002,192

Issuance of common stock upon exercise of employee and director options	72,347	723	58,810	-	59,533
Issuance of common stock under employee stock purchase plan	116,023	1,160	52,601	-	53,761
Issuance of common stock under stock bonus plan	68,023	680	(680)	-	-
Issuance of common stock under definitive stock purchase agreement	5,347,300	53,473	5,046,425	-	5,099,898
Common stock used for tax withholdings	(14,496)	(144)	(12,236)	-	(12,380)
Compensation expense from employee and director stock option and common stock grants			346,553	-	346,553
Net loss				(4,778,316)	(4,778,316)
Balances at December 31, 2017	54,108,510	$541,085	$133,901,406	$(124,671,250)	$9,771,241

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,
	2017	2016	2016	2016
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,778,316)	$(13,948,426)	$(930,918)	$(13,017,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,370	673,813	221,686	452,127
Non-cash equity based compensation	346,553	336,857	49,564	287,293
Recovery of impaired assets	-	(585,800)	(585,800)	-
(Gain) / loss on sale of long-lived assets	(606,006)	39,247	-	39,247
Impairment of inventories	-	7,176,822	9,906	7,166,916
Change in operating assets and liabilities:
Accounts receivable	339,523	(500,275)	181,637	(681,912)
Costs and estimated earnings on uncompleted contracts	29,917	-	(30,379)	30,379
Inventories	(591,625)	75,607	(119,183)	194,790
Prepaid expenses and other current assets	16,031	39,211	26,296	12,915
Accounts payable and other current liabilities	(206,233)	455,167	(323,448)	778,615
Billings in excess of costs and estimated earnings on engineering services contracts	199,160	(60,266)	(60,266)	-
Other long-term liabilities	(20,000)	(105,555)	41,667	(147,222)
Net cash used in operating activities	(4,870,626)	(6,403,598)	(1,519,238)	(4,884,360)

Cash flows from investing activities:
Acquisition of property and equipment, net	(83,838)	(132,607)	(84,653)	(47,954)
Cash paid for patent and trademark fees	(30,060)	(20,838)	(2,342)	(18,496)
Cash proceeds from the sale of long-lived assets	1,392,948	-	-	-
Net cash provided by / (used in) investing activities	1,279,050	(153,445)	(86,995)	(66,450)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	53,761	44,142	12,795	31,347
Registered direct offering costs	-	(65,000)	(65,000)	-
Borrowings on line of credit	3,100,000	-	-	-
Payment of employee tax withholdings in exchange for return of common stock	(12,380)	(10,678)	-	(10,678)
Issuance of common stock upon definitive stock purchase agreement	5,099,898	-	-	-
Issuance of common stock upon exercise of employee and directors options	59,533	-	-	-
Net cash provided by / (used in) financing activities	8,300,812	(31,536)	(52,205)	20,669

Increase / (decrease) in cash, cash equivalents, and restricted cash	4,709,236	(6,588,579)	(1,658,438)	(4,930,141)
Cash, cash equivalents, and restricted cash at beginning of period	2,100,089	8,688,668	8,688,668	7,030,230
Cash, cash equivalents, and restricted cash at end of period	$6,809,325	$2,100,089	$7,030,230	$2,100,089

See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries develops, manufactures and sells power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets. Our facility is located in Longmont, Colorado. Our revenue is derived primarily from product sales to customers in the commercial truck, bus, automotive, marine, and industrial markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability, together with our partners, to commercialize our products and technology.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of UQM Technologies, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)  Cash, Cash Equivalents and Restricted Cash

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

 (d)  Accounts Receivable

We extend unsecured credit to many of our customers following a review of the customers’ financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for uncollectable accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts receivable. At December 31, 2017 and 2016, we had no allowance for doubtful accounts receivable.

(e)  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. We analyze slow-moving and excess inventory on a periodic basis and we charge directly to expense obsolete inventory items during the period we assess the value of such inventory to be impaired. For the year ended December 31, 2017, nine months ended December 31, 2016 and three months ended March 31, 2016, we recognized a reserve for excess and obsolete inventory of $0,  $7,166,916, and $9,906 (unaudited), respectively. See Footnote 5.

(f)  Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with U.S. Department of Energy (“DOE”) grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred.  Depreciation expense for the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016 was $345,415, $640,888 (unaudited), $207,734 (unaudited) and $433,154, respectively, and was reported in operating costs and expenses on the Consolidated Statements of Operations.

(g)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 8 years for patents, and 40 years for trademarks. Amortization expense for the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016 was $25,423,  $32,925 (unaudited), $13,952 (unaudited), and $18,973, respectively.

(h)  Impairment of Long-Lived Assets

We periodically evaluate whether circumstances or events have affected the recoverability of long-lived assets including intangible assets with finite useful lives. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows. As of December 31, 2017 and 2016 and three months ended March 31, 2016 (unaudited), there was no impairment of long-lived assets.

(i)   Product Warranties

Our warranty policy generally provides three months to four years of coverage depending on the product. We record a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products. For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available. The following is a summary of warranty activity for the years ended December 31, 2017 and 2016 (unaudited), three months ended March 31, 2016 (unaudited), and nine months ended December 31, 2016:

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions (1)	End of Year
Year ended December 31, 2017
Accrued warranty cost	$289,710	173,014	(129,293)	$333,431

Year ended December 31, 2016
Accrued warranty cost	$231,372	106,464	(48,126)	$289,710

Three months ended March 31, 2016
Accrued warranty cost	$231,372	27,364	(14,426)	$244,310

Nine months ended December 31, 2016
Accrued warranty cost	$244,310	79,100	(33,700)	$289,710

Note (1) Represents actual warranty payments for units covered under warranty

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

(m)  Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation of deferred tax assets may be reduced if future realization is not assured. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense or benefit in the period that includes the enactment date. The Company has unexpired net operating losses and research and development credits carrying forward into current years that date from the tax year 1999 and 2001, respectively. As such, all federal tax returns from 2000 to the present are subject to audit.

(n)  Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

(o)  Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016:

	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,
	2017	2016	2016	2016
		(Unaudited)	(Unaudited)
Numerator:
Net loss	$(4,778,316)	$(13,948,426)	$(930,918)	$(13,017,508)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	50,038,799	48,405,894	48,327,219	48,448,718

Net loss per common share - basic and diluted	$(0.10)	$(0.29)	$(0.02)	$(0.27)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2017	2016

Non-vested stock bonus plan shares	57,760	102,048
Stock options outstanding	3,315,819	3,029,494
Warrants to purchase common stock	5,489,733	5,489,733

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

(q)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application and providing additional disclosures. The Company will adopt this standard in the quarter ending March 31, 2018 using the retrospective method with the cumulative effect and additional disclosures at the period of adoption. Based on the Company’s assessment of the impact of this standard on our consolidated financial statements, we expect revenue related to product and contract services to remain substantially unchanged.

In November 2016, the FASB issued guidance on the Statement of Cash Flows and the presentation of restricted cash in the statement. The new standard will require the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash.  As a result, the amounts generally described as restricted cash should be included in the cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the Statement of Cash Flows. This is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The amendments should be applied using the retrospective transition method in each period presented.  The Company elected to early adopt this standard in the quarter ended June 30, 2017.  Additional disclosure has been included in Note 3 of the Consolidated Financial Statements as required by adopting the standard.

(2)  Going Concern Assessment

These Consolidated Financial Statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company has sustained recurring losses from continuing operations, had working capital surplus of $7,762,363, and accumulated deficit of $124,671,250.  The Company’s cash and cash equivalents balance at December 31, 2017 was $6,309,269.

On March 15, 2017, the Company  entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. As of December 31, 2017, $3,164,529 was drawn on the line of credit.  For additional information, see Note 8 of the Consolidated Financial Statements.

On September 25, 2017, the Company closed the first stage investment pursuant to a definitive stock purchase agreement entered into with China National Heavy Duty Truck Group Co., Ltd. and its wholly-owned subsidiary, Sinotruk (BVI) Limited (the Buyer), which resulted in the sale of 5,347,300 shares of the Company’s common stock to the Buyer and the Company’s receipt of cash proceeds of approximately $5.1 million on that date.

Based on management’s projections of operations, the non-revolving line of credit, and the Company’s cash position on December 31, 2017, the Company believes that it currently has sufficient cash and bank financing resources to support day to day activities through operations as they become due and sustain operations for at least the next twelve months.

As of the date of this filing, the Company believes it has sufficient cash flow to continue as a going concern for the ensuing twelve months.

(3)	Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the cash on the Consolidated Statements of Cash Flows for the period ending December 31, 2017.  There was no restricted cash as of December 31, 2016.

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$6,309,269	$2,100,089
Restricted cash, current	176,193	-
Restricted cash, long-term	323,863	-
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$6,809,325	$2,100,089

Restricted cash classified as a current asset on the Consolidated Balance Sheets represents the amount required to be set aside pursuant to a contractual agreement with the Company’s lender for the payment of interest on borrowings from the line of credit that is expected to be paid within the next twelve months.  In addition, restricted cash included in other long-term assets on the Consolidated Balance Sheets represents interest due on the line of credit more than twelve months from the date of the financial statements as contractually required by the lender.  The restrictions will lapse when the related long-term debt is paid off.

(4)  Contracts in Process

At December 31, 2017 and December 31, 2016, the estimated period to complete contracts in process ranged from one to three months and one to three months, respectively. We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	December 31,	December 31,
	2017	2016
Costs incurred on engineering services contracts	$56,175	$502,701
Estimated earnings	144,665	331,969
	200,840	834,670
Less billings to date	(400,000)	(804,753)

Contracts in process	$(199,160)	$29,917

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$29,917
Billings in excess of costs and estimated earnings on engineering services contracts	(199,160)	-
Contracts in process	$(199,160)	$29,917

(5)  Inventories

Inventories consist of:

	December 31,	December 31,
	2017	2016
Raw materials	$7,679,922	$7,279,855
Work-in-process	289,848	105,252
Finished products	1,390,200	1,531,544
Reserve for excess and obsolete inventory	(7,018,610)	(7,166,916)
	$2,341,360	$1,749,735

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

At the time of its bankruptcy, we had on hand approximately $8.2 million of PowerPhase Pro® inventory originally purchased and manufactured for CODA.  We believe the PowerPhase Pro®  system is still the appropriate size for many medium-duty truck, marine, passenger vehicle and stationary power applications, and this inventory continues to be sold to a number of customers at prices greater than our costs, although the rate of sales has been very slow.

We re-evaluated the carrying value of the PowerPhase Pro®   inventory  during 2016 and as of December 31, 2016.  A key factor in our analysis during the nine months ended December 31, 2016 was that in October of 2016, our customer ITL had informed us of their intention to purchase in cash a significant portion of the PowerPhase Pro®  inventory, which did not happen.  Because of the long delays in this customer’s product launch and the lack of a significant cash payment towards this inventory, we determined that, out of a total of $7.6 million, approximately $6.8 million of this inventory should be reserved as excess inventory and we took a charge for this amount against this inventory as of December 31, 2016.  At that time, we had purchase orders from existing customers to acquire the remaining balance of the PowerPhase Pro® inventory. We also reserved approximately $350,000 for other obsolete inventory as of December 31, 2016.  As of December 31, 2017, no additional reserve was required.

(6)  Patents and Trademarks

Patents owned by the Company had a gross carrying amount of $1,175,952 and $1,145,890, accumulated amortization of $953,491 and $932,564, and a net carrying amount of $222,461 and $213,326, at December 31, 2017 and December 31, 2016, respectively. Trademarks owned by the Company had a gross carrying amount of $175,841 and $175,841, accumulated amortization of $85,381 and $80,885, and a net carrying value of $90,460 and $94,955 at December 31, 2017 and December 31, 2016, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset.  The weighted-average period of amortization is eight years for patents, and forty years for trademarks.

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2018	$18,578	$4,496
2019	12,316	4,496
2020	8,226	4,496
2021	8,226	4,496
2022	8,226	4,496
Thereafter	166,889	67,980
	$222,461	$90,460

(7)  Other Current Liabilities

Other current liabilities consist of:

	December 31,	December 31,
	2017	2016
Accrued payroll and employee benefits	$94,680	$62,220
Accrued personal property and real estate taxes	235,133	232,326
Accrued warranty costs	333,431	289,710
Unearned revenue	153,944	116,886
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Accrued vendor settlements	-	189,175
Accrued executive compensation	-	272,222
Other	21,159	20,966
	$973,783	$1,318,941

(8) Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarters facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance which was 5.57% as of December 31, 2017.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Balance Sheet as of December 31, 2017.  For additional information, see Note 3 to the Consolidated Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of December 31, 2017, the Company was in compliance with its covenants. The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of December 31, 2017, $3,164,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit.

(9)  Commitments and Contingencies

Employment Agreements

On July 21, 2015, the Company entered into employment agreements with its executive officers that expired on June 30, 2017.  The July 2015 employment agreements provided for future retention payments under the conditions and for the amounts specified in the agreements.  These future retention payments were recorded over the required service period and as a result, we had recorded a liability of $272,222 at December 31, 2016.  These retention bonuses were paid in July 2017.

Effective July 1, 2017, the Company entered into new employment agreements with its four executive officers, which expire December 31, 2019.  The aggregate future base salary payable to the executive officers over their remaining terms is $2,133,008.

Lease Commitments

At December 31, 2017, there were no operating leases and there was no rental expense during the year ended December 31, 2017, three months ended March 31, 2016 (unaudited) and nine months ended December 31, 2016.

Litigation

In November, 2015, we were notified that a supplier of electronic components under the former CODA automotive program had filed a lawsuit against us alleging breach of contract.  This lawsuit was settled as of March 31, 2016 and we adjusted our Consolidated Financial Statements accordingly.

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

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $3,119,450 is reported at amortized cost.  The Company’s long-term debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

(11)  Stockholders’ Equity

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
February, 2014	2,864,872	1,489,733	August 6, 2014	August 5, 2018
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020
	10,864,872	5,489,733

Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2016	5,489,733	$1.53	3.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at December 31, 2017	5,489,733	$1.53	2.3 years

Exercisable at December 31, 2017	5,489,733	$1.53	2.3 years

(12)  Stock-Based Compensation

Stock Option Plans

As of December 31, 2017, we had 4,600,000 shares of common stock authorized and 2,117,893 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).  The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000 options. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2017, we had 1,000,000 shares of common stock authorized and 446,635 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of December 31, 2017, we had 2,554,994 shares of common stock authorized and there were 351,091 shares of common stock available for future grant under the Stock Plan.  Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At December 31, 2017, we had 1,200,000 shares of common stock authorized and 556,318 shares of common stock available for issuance under the Stock Purchase Plan.

Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE American) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016, was insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016, were based on estimates at the date of grant as follows:

	Year ended December 31,				Three months ended March 31,		Nine months ended December 31,
	2017		2016		2016		2016
			(Unaudited)		(Unaudited)
Weighted average estimated fair value of grant	$0.59	per option	$0.72	per option	$0.16	per option	$0.74	per option
Expected life (in years)	6.0	years	6.4	years	0.3	years	6.6	years
Risk free interest rate	2.07%		1.79%		0.00%		1.85%
Expected volatility	83.52%		85.07%		88.67%		84.95%
Expected dividend yield	0.00%		0.00%		0.00%		0.00%

Total share-based compensation expense and the classification of these expenses for the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016, were as follows:

	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,
	2017	2016	2016	2016
		(Unaudited)	(Unaudited)
Costs of product sales	23,033	10,833	2,280	8,553
Costs of contract services	5,447	8,605	1,926	6,679
Research and development	51,596	32,312	4,595	27,717
Selling, general and administrative	266,477	285,107	40,763	244,344
	$346,553	$336,857	$49,564	$287,293

Stock Option Plans Activity

Additional information with respect to stock option activity during the year ended December 31, 2017 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2016	3,004,798	$1.40	6.4 years	$-
Granted	500,047	$0.87		-
Exercised	(72,347)	$0.82		-
Forfeited	(136,996)	$1.16		1,120
Outstanding at December 31, 2017	3,295,502	$1.16	6.3 years	$1,383,525

Exercisable at December 31, 2017	2,364,161	$1.32	5.3 years	$807,799

Vested and expected to vest at December 31, 2017	2,864,152	$1.23	6.0 years	$1,078,322

Additional information with respect to stock option activity during the nine months ended December 31, 2016 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at April 1, 2016	2,561,769	$1.40	6.2 years	$-
Granted	632,098	$0.68		-
Exercised	-	$-		-
Forfeited	(189,069)	$2.06		-
Outstanding at December 31, 2016	3,004,798	$1.40	6.4 years	$-

Exercisable at December 31, 2016	2,184,741	$1.37	5.4 years	$-

Vested and expected to vest at December 31, 2016	2,736,080	$1.21	6.2 years	$-

Additional information with respect to stock option activity during the year ended December 31, 2016 (unaudited) under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2015	2,773,152	$1.42	6.4 years	$-
Granted	632,098	$0.68		-
Exercised	-	$-		-
Forfeited	(400,452)	$1.87		-
Outstanding at December 31, 2016	3,004,798	$1.40	6.4 years	$-

Exercisable at December 31, 2016	2,184,741	$1.37	5.4 years	$-

Vested and expected to vest at December 31, 2016	2,736,080	$1.21	6.2 years	$-

The weighted-average grant date fair value of options granted during the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016 was $0.59,  $0.72 (unaudited), $0.16 (unaudited), and $0.74, respectively.

As of December 31, 2016, there was $400,513 of total unrecognized compensation costs related to stock options granted under our Stock Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-three months.  The total fair value of stock options that vested during the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016 was $236,329,  $264,004 (unaudited), $98,339 (unaudited) and $165,665, respectively.

Cash received by us upon the exercise of stock options for the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016 was $59,533 in 2017 and zero for all periods in 2016. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of December 31, 2017 and December 31, 2016 (unaudited), three months ended March 31, 2016 (unaudited), and nine months ended December 21, 2016 and the changes during the above noted periods are presented below:

	Year ended December 31,				Three months ended March 31,		Nine months ended December 31,
	2017		2016		2016		2016
			(Unaudited)		(Unaudited)
	Shares	Weighted- Average	Shares	Weighted- Average	Shares	Weighted- Average	Shares	Weighted- Average
	Under	Grant Date	Under	Grant Date	Under	Grant Date	Under	Grant Date
	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	102,048	$0.84	90,561	$1.36	90,561	$1.36	88,214	$1.36
Granted	23,735	$0.87	160,389	$0.68	-	$-	160,389	$0.68
Vested	(68,023)	$0.98	(144,981)	$0.98	-	$-	(144,981)	$0.98
Forfeited	-	$-	(3,921)	$2.87	(2,347)	$3.95	(1,574)	$1.25
Unvested at end of period	57,760	$0.68	102,048	$0.84	88,214	$1.36	102,048	$0.84

As of December 31, 2017, there was $28,725 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at December 31, 2017 is expected to be recognized over a weighted-average period of eighteen months.

Stock Purchase Plan Activity

During the years ended December 31, 2017 and 2016, three months ended March 31, 2016 and nine months ended December 31, 2016, we issued 116,023,   83,586 (unaudited), 23,261 (unaudited) and 60,325 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the years ended December 31, 2017 and 2016, three months ended March 31, 2016 and nine months ended December 31, 2016 was $53,761,  $44,142 (unaudited), $12,795 (unaudited), and $31,347, respectively.

(13)  Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the years ended December 31, 2017 and 2016, three months ended March 31, 2016, and nine months ended December 31, 2016:

	Year Ended December 31,				Three months ended March 31,		Nine months ended December 31,
	2017		2016		2016		2016
			(Unaudited)		(Unaudited)
Customer A	$-	-%	$811,629	14%	$285,494	19%	$526,136	13%
Customer B	$166,094	2%	$450,505	8%	$186,800	12%	$263,705	6%
Customer C	$286,515	4%	$382,113	7%	$33,685	2%	$348,428	8%
Customer D	$298,775	4%	$665,615	12%	$132,905	9%	$532,710	13%
Customer E	$500,840	6%	$-	-%	$-	-%	$-	-%
Customer F	$2,424,000	31%	$160,500	3%	$-	-%	$160,500	4%
Customer G	$2,559,452	33%	$1,740,929	31%	$410,220	27%	$1,330,709	32%

The following table summarizes accounts receivable from significant customers as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Customer A	-%	-%
Customer B	2%	11%
Customer C	-%	29%
Customer D	4%	10%
Customer E	-%	-%
Customer F	-%	-%
Customer G	80%	45%

(14)  Income Taxes

On December 22, 2017 (the "Enactment Date"), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code and key provisions applicable, or that may be applicable, to us or certain of UQM Technologies Inc.’s existing or potential customers for 2018 include the following: (1) reduction of the U.S. federal corporate tax rate from 35% to 21% percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of foreign tax credits ("FTCs") to reduce the U.S. income tax liability; (6) limitations on net operating losses (“NOL’s”) generated after December 31, 2017 to 80 percent of taxable income; and (7) the introduction of the Base Erosion Anti-Abuse Tax (“BEAT”) for tax years beginning after December 31, 2017.

Concurrent with the enactment of the Tax Act, in December 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Enactment Date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Our assessment and accounting for the income tax effects of the Tax Act affecting our consolidated financial statements is generally complete, subject to continued evaluation under SAB 118.  The change in federal corporate income tax rate from 35% to 21% was enacted in 2017 and effective January 1, 2018.  For 2017, the rate change does not impact the calculation of current income tax liability but does require the future rate to be applied to deferred income tax assets and liabilities that exist at December 31, 2017.  An expense of $13.3 million was recorded to deferred income tax expense for this change.  An adjustment to the effective tax rate is also required to reflect the different rates (35% and 21%) applied to currently arising temporary differences for current tax and deferred tax. There is no P&L impact of these adjustments as the valuation allowance will have a corresponding adjustment to offset any changes to the deferred tax asset.

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of  34 percent to December 31, 2017 and to the prior years as a result of the following:

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Computed "expected" tax benefit	$(1,608,777)	$(4,425,953)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance for net deferred tax assets	(13,303,260)	6,120,293
Change in rate on deferred opening balance	13,289,000	—
Other Adjustments	1,662,208	—
Other, net	(39,171)	(1,694,340)
Income tax expense	$—	$—

The components of the Company’s federal and state deferred tax assets and liabilities at December 31, 2017 and 2016 are shown below.  The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Research and development credit carry-forwards	$4,073	$4,073
Net operating loss carry-forwards	22,947,741	32,864,500
Deferred compensation	9,443	111,006
Property and equipment	75,545	122,814
Stock Compensation	659,526	985,219
Other	2,033,592	3,157,324
Total deferred tax assets	25,729,920	37,244,936

Deferred tax liabilities:
Intangible assets	35,211	53,128
Total deferred tax liabilities	35,211	53,128

Net deferred tax assets	25,694,709	37,191,808

Less valuation allowance	(25,694,709)	(37,191,808)

Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2017 and December 31, 2016, respectively, we had net operating loss (“NOL”) carry-forwards of approximately $95.3 million and $90.3 million for U.S. income tax purposes that expire in varying amounts through 2037. At December 31, 2016, approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. At December 31, 2017, the new accounting pronouncements (ASU 2016-09) changed the accounting for net operating losses allowing recognition in 2017.  However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $25.7 million and $37.2 million at December 31, 2017 and December 31, 2016, respectively, relates principally to the uncertainty of the utilization of deferred tax assets in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

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

(15)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan (“401K Plan”) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were

$118,512,  $115,746 (unaudited), $30,265 (unaudited), and $85,481, for the years ended December 31, 2017 and 2016, three months ended March 31, 2016 and nine months ended December 31, 2016, respectively.

(16)  Interim Financial Data (Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2017
Sales	$1,015,045	$1,788,955	$2,752,554	$2,222,195
Gross profit	$326,132	$701,764	$1,281,220	$816,445
Net loss	$(1,606,026)	$(1,348,221)	$(543,401)	$(1,280,668)

Net loss per common share basic and diluted:	$(0.03)	$(0.03)	$(0.01)	$(0.03)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2016
Sales	$1,504,288	$1,435,081	$1,021,125	$1,666,789
Gross profit	$391,013	$439,043	$244,521	$(6,625,571)
Net loss	$(930,918)	$(1,954,030)	$(2,368,245)	$(8,695,233)

Net loss per common share basic and diluted:	$(0.02)	$(0.04)	$(0.05)	$(0.18)

ITEM 9.        CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 16, 2017, Hein & Associates LLP (“Hein”), the independent registered public accounting firm for the Company, merged with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation of Hein, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company effective for the year ended December 31, 2017.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls And Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on their evaluation as of December 31, 2017, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including safeguarding of assets against unauthorized acquisition, use or disposition. This system is designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and safeguarding of our assets. This system is supported with written policies and procedures and contains self-monitoring mechanisms. Appropriate actions are taken by management to correct deficiencies as they are identified. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and, therefore, can provide only reasonable assurance as to the reliability of financial statement preparation and such asset safeguarding.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 20, 2018

/s/JOSEPH R. MITCHELL	/s/DAVID I. ROSENTHAL
Joseph Mitchell	David I. Rosenthal
President and Chief Executive Officer	Treasurer, Secretary and
Chief Financial Officer

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings “Election of Directors”, “Management” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings “Executive Compensation”, “Option Grants during Fiscal Year 2017,” “Aggregate Option Exercises During Fiscal Year 2017,” “Option Values at the End of Fiscal Year 2017,” “Director Compensation,”  “Compensation discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading “Security Ownership of Certain Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December, 31, 2017 and 2016.

Consolidated Statements of Operations for the Year Ended December 31, 2017, 2016 (unaudited), Three Months Ended March 31, 2016 (unaudited), and Nine Months Ended December 31, 2016

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2017 and Nine Months Ended December 31, 2016

Consolidated Statements of Cash Flows for the Year Ended December 31, 2017, 2016 (unaudited), Three Months Ended March 31, 2016 (unaudited), and Nine Months Ended December 31, 2016

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

10.1

Credit Agreement dated March 15, 2017 between UQM Properties, Inc. and Bank of the West pertaining to the Company’s working capital and cash managment non-revolving line of credit.  Reference is made to Exhibit 4.4 of our Transition Report on Form 10-KT filed March 30, 2017, which is incorporated herein by reference.

10.2

Supply Agreement dated October 20, 2015 by and between ITL and UQM Technologies, Inc.  Reference is made to Exhibit 10.1 of our current report on Form 8-K filed on October 26, 2015, which is incorporated herein by reference.

10.3

Employment Agreement dated as of July 1, 2017, between UQM Technologies, Inc. and Joseph R. Mitchell. **   Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on July 6, 2017, which is incorporated herein by reference.

10.4

First Amendment to Employment Agreement, dated as of September 25, 2017, between UQM Technologies, Inc. and Joseph R. Mitchell. **   Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on September 29, 2017, which is incorporated herein by reference.

10.5

Employment Agreement dated as of July 1, 2017, between UQM Technologies, Inc. and David I. Rosenthal. **   Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on July 6, 2017, which is incorporated herein by reference.

10.6

Employment Agreement dated as of July 1, 2017, between UQM Technologies, Inc. and Adrian P. Schaffer. **   Reference is made to Exhibit 10.3 of our Current Report on Form 8-K filed on July 6, 2017, which is incorporated herein by reference.

10.7	Stock Bonus Plan. ** Reference is made to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2005, which is incorporated herein by reference.

10.8

Amendment to UQM Technologies, Inc. Stock Bonus Plan dated May 9, 2012. ** Reference is made to Exhibit 10.22 of our Annual Report on Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.9	Amendment to UQM Technologies, Inc. Stock Bonus Plan adopted August 13, 2014.** Reference is made to Appendix B of our Proxy Statement filed July 2, 2014, which is incorporated herein by reference.

10.10

UQM Technologies, Inc. 2012 Equity Incentive Plan adopted April 11, 2012.** Reference is made to Exhibit 10.19 of our Annual Report on Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.11

Amendment to UQM Technologies, Inc. 2012 Equity Incentive Plan adopted August 13, 2014.** Reference is made to Appendix A of our Proxy Statement filed July 2, 2014, which is incorporated herein by reference.

10.12	Amended and Restated UQM Technologies, Inc. Employee Stock Purchase Plan. ** Reference is made to Appendix A of our Proxy Statement filed October 25, 2017, which is incorporated herein by reference.

10.13

UQM Technologies, Inc. Outside Director Stock Option Plan amended November 2, 2011. ** Reference is made to Exhibit 10.21 of our Annual Report on Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.14	Form of Incentive Stock Option Agreement. ** Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.15	Form of Non-Qualified Stock Option Agreement. ** Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.16	Form of Restricted Stock Agreement, amended May 9, 2012. ** Reference is made to Exhibit 10.20 of our Annual Report on Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.17

Stock Purchase Agreement, dated as of August 25, 2017, among UQM and Sinotruk (BVI) Limited, and China National Heavy Duty Truck Group Co., Ltd.  Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on August 30, 2017, which is incorporated herein by reference.

10.18

Registration Rights Agreement, dated September 25, 2017, between UQM Technologies, Inc. and Sinotruk (BVI) Limited.  Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on September 28, 2017, which is incorporated herein by reference.

10.19

Joint Venture Agreement, dated November 30, 2017, among China National Heavy Duty Truck Group Co., Ltd., UQM Technologies, Inc., and Sinotruk Global Village Investment Limited.  Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on December 1, 2017, which is incorporated herein by reference.

10.20

Technology License and Services Agreement, dated November 6, 2017, between UQM Technologies, Inc. and Sinotruk Qingdao Zhongqi New Energy Automobile Co., Ltd.  Reference is made to Exhibit 10.1 of our Current Report on Form 8-K filed on December 27, 2017, which is incorporated herein by reference.

16.1	Letter of Hein & Associates LLP. Reference is made to Exhibit 16.1 of our Current Report on Form 8-K filed on November 17, 2017, which is incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP.

23.2	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**management contract or compensation plan.

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 20th day of March, 2018.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ JOSEPH MITCHELL
Joseph Mitchell
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board of Directors	March 20, 2018
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President and Chief Executive Officer	March 20, 2018
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Treasurer and Secretary (Principal Financial and Accounting Officer)	March 20, 2018
David I. Rosenthal

/s/STEPHEN J. ROY	Director	March 20, 2018
Stephen J. Roy

/s/JOSEPH P. SELLINGER	Director	March 20, 2018
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	March 20, 2018
John E. Sztykiel