Form 10-K/A
period 2017-12-31
UQM TECHNOLOGIES INC
filed 2018-04-30
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________

Commission file number 1-10869

UQM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0579156
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4120 Specialty Place, Longmont, Colorado	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 682-4900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE American

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.			Yes [ ] No [X]

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

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of June 30, 2017, based on the closing price of the Common Stock as reported by the NYSE American on such date was approximately $41,294,661. As of April 27, 2018, there were 54,138,762 shares of the registrant’s Common Stock outstanding.

Explanatory Statement:

UQM Technologies, Inc. (“UQM” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2017, initially filed with the U.S. Securities and Exchange Commission on March 20,  2018 (“Original Form 10-K”). This Amendment No. 1 includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14). Our Original Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before April 30, 2018.  We are filing this Amendment No. 1 to include this information because we will not be able to file the definitive proxy statement by such date.

This Amendment No. 1 only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K. No other items in the Original Form 10-K are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing other than compensation decisions and award grants made following the end of the reported period. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits (Item 15) to this Amendment No. 1.

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

Name	Age	Position with the Company	Officer or Director Since	Business Experience

Donald W. Vanlandingham	78	Chairman of the Board, Member of the Compensation Committee and Member of the Governance and Nominating Committee	2003

Retired since 2003. Chairman of the board of directors of Ball Aerospace and Technologies Corporation, a wholly-owned subsidiary of Ball Corporation from 2002 to 2003; President and Chief Executive Officer of Ball Aerospace and Technologies Corporation from 1996 to 2002.

Joseph R. Mitchell	57	President and Chief Executive Officer	2012

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

Stephen J. Roy	68	Director, Chairman of the Audit Committee and Member of the Compensation Committee	2000	Principal, STL Capital Partners, LLC since 2002. Managing Director - Investment Banking for A. G. Edwards & Sons, Inc. from 1989 through 2002.

Joseph P. Sellinger	72	Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Member of the Governance and Nominating Committee	2008	Retired since 2006. Vice President, Anheuser Busch Companies and Chairman, President and Chief Executive Officer of the Anheuser Busch Packaging Group from 2000 to 2006.

John E. Sztykiel	61	Director, Chairman of the Governance and Nominating Committee and Member of the Audit Committee	2012	President, Chief Executive Officer and Director, Spartan Motors, Inc. from 2002 to February 2015.

We have provided below information about each director’s specific experience, qualifications, attributes or skills that led our Board to conclude, in light of our business and corporate strategy, that such individual should serve as a director of the Company at the time of their election in November 2017.

Mr. Vanlandingham, our Chairman, has been an independent director of the Company for 15 years.  He brings many years of leadership and management experience as Chairman and Chief Executive Officer of a major technology and manufacturing company to his role on the Board.  With experience in overseeing development of technology and complex equipment with attention to development schedules, production, quality, business development and budgets, he brings valuable insight to the Board as it oversees the Company’s operations and strategy.

Mr. Mitchell is our President and Chief Executive Officer.  Mr. Mitchell has over 27 years of experience in the automotive sector with particular focus in operations and quality, and over 17 years of experience in hybrid electric automotive applications.  Mr. Mitchell brings operational and management experience specific to UQM’s business and is a recognized leader in the electric propulsion industry.

Mr. Roy has been an independent director of the Company for over 18 years.  With over 30 years of investment banking experience and over ten years’ experience as a principal and co-founder of a private equity business, Mr. Roy brings valuable insight to the Company in finance and accounting, capital markets, business analysis and strategy.  Mr. Roy has the financial background and skills to serve as an “audit committee financial expert.”

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

During the year ended December 31, 2017, the Board held eleven meetings. Each incumbent director attended or participated in more than 80 percent of the meetings of the Board and Board committees on which he served during the period he was a director.  Participation at meetings was sometimes by telephone, which is authorized under Colorado law.  The Company encourages directors to attend the Annual Meeting of Shareholders each year.  At the 2017 Annual Meeting of Shareholders held November 30, 2017, all members of the Board attended.  The independent directors serving on the Board periodically meet as a group without management present.  None of the directors listed above have been involved during the last ten years in any legal proceedings that are material to an evaluation of the ability or integrity of that person to serve as a director of the Company.

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

Mr. Roy serves as the committee chair of the Audit Committee. The Audit Committee has a written charter adopted by the Board that specifies its duties including assisting the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions, and its direct responsibility for the appointment, retention, compensation and oversight of the independent auditors.  A copy of the Company’s Audit Committee charter is available on our website at www.uqm.com “Investors – Corporate Governance”.  The Audit Committee consists of three directors, Messrs. Roy, Sellinger and Sztykiel and met five times during the year ending December 31, 2017.  All members of the Audit Committee are independent directors as defined in applicable rules of the NYSE American and the Securities and Exchange Commission (“SEC”).  The Board has determined that Mr. Roy meets the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Mr. Sztykiel serves as the committee chair of the Governance and Nominating Committee. The Governance and Nominating Committee considers such matters as whether the size and composition of the Board is appropriate in the context of the Company’s business operations, monitors and addresses issues related to corporate governance and suggests changes when it deems appropriate and oversees the annual assessment of Board performance.  The Governance and Nominating Committee has a written charter specifying its responsibilities.  The Governance and Nominating Committee consists of three directors, Messrs. Sellinger, Sztykiel and Vanlandingham and met three times during the year ending December 31, 2017.  All members of the Governance and Nominating Committee are independent directors as defined in applicable rules of the NYSE American and the SEC.

Mr. Sellinger serves as the committee chair of the Compensation Committee.  The Compensation Committee reviews the performance and compensation of the Company’s Chief Executive Officer and administers the 2012 Equity Incentive Plan, Employee Stock Purchase Plan, Non-Employee Director Stock Option Plan and Stock Bonus Plan.  The Compensation Committee consists of three directors, Messrs. Roy, Sellinger and Vanlandingham, and met eight times during the year ending December 31, 2017.  All members of the Compensation Committee are independent directors as defined in applicable rules of the NYSE American and the SEC.  The Compensation Committee has a written charter specifying its responsibilities which is available on our website at www.uqm.com “Investors – Corporate Governance.”

Compensation Committee Interlocks and Insider Participation

Messrs. Roy, Sellinger and Vanlandingham were members of the Compensation Committee during the year ending December 31, 2017. All members of the Compensation Committee were independent directors, and no member was an employee or former employee of the Company. During the year ending December 31, 2017, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Board or the Compensation Committee.

MANAGEMENT

The executive officers of the Company are:

Name	Age	Position

Joseph R. Mitchell	57	President and Chief Executive Officer

David I. Rosenthal	63	Treasurer, Secretary and Chief Financial Officer

Adrian P. Schaffer	56	Senior Vice President of Sales and Business Development

Josh M. Ley	43	Vice President of Engineering

On January 5, 2016, Joseph R. Mitchell was appointed our President and Chief Executive Officer.  Mr. Mitchell served as our interim President, Chief Executive Officer, and Chief Operating Officer from July 20, 2015 until January 5, 2016.  Mr. Mitchell joined the Company on June 1, 2012 and served as Senior Vice President of Operations.  From March 2012 until joining the Company, Mr. Mitchell was Director of Quality, North America, for A123 Systems, Inc. Mr. Mitchell served as Director, Operations and Quality - North American Hybrid Electric Drives for Continental Automotive from January 2008 through March 2012. From January 2007 through January 2008, Mr. Mitchell served as Director of

Operations and Hybrid Drive Segment Manager for Siemens VDO. Prior to that, Mr. Mitchell held a series of manufacturing and quality positions at Ballard Power Systems and Ford Motor Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC.  The Company is required to report in this statement any failure to file timely reports with the SEC  during the year ending December 31, 2017.  Based solely on its review of Form 3, Form 4 and Form 5 filings, the Company believes that the following required Section 16(a) reports were not filed timely during the year ending December 31, 2017.

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

Bonus payments and long-term incentive grants are determined by the Compensation Committee based principally on objective criteria consisting of each executive officer’s achievement of personal and Company-wide goals.  Payments of bonus awards each fiscal year are based on a retrospective review of the prior fiscal year’s performance.  The amount of the cash bonus payment and long-term incentive grant for each executive is determined based on the Compensation Committee’s deliberations regarding attainment of Company-wide goals by Company executives.  The Compensation Committee’s determination of the degree of attainment of these goals by each executive was subjective and based on its deliberations.  The Compensation Committee also annually reviews the base pay of our executive offices and may increase (but not decrease) the amount of base pay as specified in the respective employment agreement with each executive.

The Compensation Committee is composed of three members of our Board, each of which is independent as defined in applicable rules of the NYSE American and the SEC.  The Compensation Committee does not delegate its authority to establish executive compensation to any other persons.  The Compensation Committee approved the total compensation (and each of the individual elements of compensation) for Joseph R. Mitchell, President and Chief Executive Officer.  The Committee also approved the compensation of the other named executive officers with input from the Chief Executive Officer.

In 2017, the Compensation Committee retained the consulting firm Frederic W. Cook & Co., Inc. to review and assist in establishing appropriate compensation for the Company’s executive officers.  Frederic W. Cook & Co. evaluated the compensation practices of a peer group of 18 publicly-traded companies with broadly similar operations as UQM.  The consulting firm affirmed that the compensation packages of the executives are in-line with market comparisons.  The Compensation Committee anticipates that it may engage a compensation consultant at an interval of every three to five years to assist it in evaluating the competitiveness of its executive compensation program.

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

We have entered into employment agreements with our executive officers that contain severance payment provisions, including change in control severance payments, and provide a modest program of executive perquisites and personal benefits as are further described in the section “Employment Agreements” below.  The purpose of the employment agreements is to provide financial security for the executive, to aid in retention and to encourage loyalty to and long-term employment with the Company.

2017 Say-on-Pay Advisory Vote

At our 2017 Annual Meeting of the Company’s shareholders, 87% of the Company’s voting shareholders approved, on an advisory basis, the compensation of our named executive officers.  Our Compensation Committee considered the results of the advisory vote on executive compensation.

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

During the year ending December 31, 2017, the Compensation Committee increased annual base salary for each executive by approximately 3.0%. These increases consisted of cost of living and merit based adjustments.

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

Name of Executive Officer	Target Cash Bonus Percentage
Joseph R. Mitchell	75%
David I. Rosenthal	40%
Adrian P. Schaffer	35%

Actual cash bonus payments may either exceed or be less than the target level based on the Compensation Committee’s judgment as to whether Company-wide goals were met, exceeded or partially-met, subject to a maximum bonus award in any year of two times the target bonus.

For the year ending December 31, 2017, cash bonuses paid to executive officers as a percentage of their base salary, were as follows for performance in the nine-month transition period ended December 31, 2016:

Name of Executive Officer	Cash Bonus Percentage Paid
Joseph R. Mitchell	28%
David I. Rosenthal	14%
Adrian P. Schaffer	11%

 In addition, for the year ending December 31, 2017, the Company-wide goals for the year ending December 31, 2017 used by the Compensation Committee for purposes of determining bonus payments included growing the Company’s revenue, securing a long-term strategic partner, controlling the rate of cash outflows with cost management and efficiencies, and executing on product innovation and product quality.

In reviewing management’s performance for the year ended December 31, 2017 against the goals, in April 2018, the Compensation Committee noted management’s success in achieving its goals.  Based on this performance, the Compensation Committee determined that a cash bonus of 100% of target prorated at 75% be awarded to the executives. These bonuses will be paid in May, 2018.   The proration was due to the change in fiscal years from March 31 to December 31.

When the Company entered into new employment agreements with its named executive officers in July 2015, it agreed to provide retention bonuses to its named executive officers to incent them to remain employees of the Company while it explored strategic alternatives.  If the executive remained an employee of the Company continuously through June 30, 2017, he would be paid a cash bonus after that date in the amount specified in his respective employment agreement.  The retention bonuses were paid to its named executive officers, Mr. Mitchell, Mr. Rosenthal, and Mr. Schaffer, in July 2017 in the amounts of $100,000, $100,000, and $75,000, respectively.

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

Name of Executive Officer	Target Long-Term Incentive Compensation
Joseph R. Mitchell	100%
David I. Rosenthal	65%
Adrian P. Schaffer	55%

The Compensation Committee reviewed performance for the year ended December 31, 2017 in April 2018 and determined to award long-term incentive compensation to the executive officers at 100% of the target level.  The fair value of long-term incentive compensation awards granted to executive officers in April 2018 for their performance, as a percentage of their base salary, were as follows:

Name of Executive Officer	Actual Long-Term Incentive Compensation Percentage Awarded	Options Granted # of Shares	Stock Granted # of Shares
Joseph R. Mitchell	100%	294,737	56,000
David I. Rosenthal	65%	142,143	27,007
Adrian P. Schaffer	55%	115,243	21,896

Employment Agreements

Each of our executive officers has employment agreements with the Company, as described below.  The agreements provide for compensation in the form of annual base salary, which cannot be decreased during the term of the agreement without the consent of the executive, a monthly automobile allowance, the opportunity for cash bonuses, stock awards, stock options, and employee benefits available to other Company employees.  The agreements also provide for potential payments upon termination without cause, termination upon a change in control, disability or death.  See “Employment Agreements” below.

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

Executive Compensation

The following tables and narrative discuss the compensation of our Chief Executive Officer and our next two highest compensated officers serving as of December 31, 2017 as determined under the SEC rules.  These persons are referred to as our named executive officers.

	Summary Compensation Table

	Name and Principal Position	Period ended (1)	Salary	Bonus (2)	Stock awards (3)	Option awards (3)	Non-equity incentive plan compensation (4)	All other compensation (5)	Total
			($)	($)	($)	($)	($)	($)	($)
	Joseph R. Mitchell	Dec-17	344,975	100,000	-	100,980	196,875	19,551	762,381
	President and Chief	Dec-16	251,625	-	28,215	95,931	93,000	14,663	483,435
	Executive Officer
	David I. Rosenthal
	Treasurer, Secretary	Dec-17	257,247	100,000	-	49,368	77,905	-	484,520
	And Chief Financial	Dec-16	189,269	-	13,795	46,904	36,000	11,912	297,880
	Officer
	Adrian P. Schaffer	Dec-17	237,570	75,000	-	33,726	65,315	31,848	443,459
	Sr. Vice President of Sales	Dec-16	168,065	-	9,423	32,038	24,300	32,588	266,414
	and Business Development

(1)

The Company changed its fiscal year end date from March 31 to December 31 in 2016.  The amounts reflected for December, 2016 are for a nine month transition period.  The amounts reflected for December, 2017 are for a twelve month period.

(2)	These payments were retention bonuses that were paid in July 2017 pursuant to the named executive officer's employment agreements.

(3)

The amounts reported in the stock and option awards’ columns represent the aggregate grant date fair value in the year granted for prior year services performed computed pursuant to FASB ASC Topic 718 in the Company’s financial statements, not reduced by the estimated forfeiture rate.  The assumptions used in determining the fair value are contained in footnote 12 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(4)

Non-equity incentive payments listed for the year ended December 31, 2017 represent payments to be made in May, 2018 with respect to performance in the year ended December 31, 2017.  Non-equity incentive payments listed for the nine months ended December, 2016 represent payments made in July 2017 with respect to performance during the nine months ended December 31, 2016.

(5)	Amounts reported in the all other compensation column above are comprised of the following items:

	All Other Compensation
						Moving,
						professional
			401(k) plan		Employer	dues,
			matching	Automobile	paid life	education
	Name	Period ended (1)	contributions	allowance	insurance (2)	& other		Total
			($)	($)	($)	($)		($)
	Joseph R. Mitchell	Dec-17	7,999	9,720	1,832	-		19,551
		Dec-16	5,999	7,290	1,374	-		14,663
	David I. Rosenthal	Dec-17	7,973	9,720	1,962	-		19,655
		Dec-16	3,151	7,290	1,471	-		11,912
	Adrian P. Schaffer	Dec-17	4,622	9,720	1,559	15,947	(3)	31,848
		Dec-16	2,798	7,290	1,159	21,341	(3)	32,588

(1)

The Company changed its fiscal year end date from March 31 to December 31 in 2016.  The amounts reflected for December 31, 2017 are for a twelve month period.  The amounts reflected for December, 2016 are for a nine month transition period.

(2)

Premiums paid by the Company on Company-owned insurance policies to insure the salary continuation provisions contained in executive employment agreements which provide for the payment of three years annual base salary to the estate of the executive in the event of his death during the term of the employment agreement.

(3)	Includes apartment living expenses of $10,930 for the twelve months ended December 31, 2017 and $14,517 for the nine months ended December 31, 2016, and income tax gross-ups on those expenses.

Stock Awards

Stock awards are granted under the Company’s Stock Bonus Plan.  Any shares granted vest in three equal annual installments beginning on the first anniversary of the grant date.

Option Awards

Option awards are granted under the Company’s 2012 Equity Incentive Plan.  Any options granted vest in three equal annual installments beginning on the first anniversary of the grant date.  Any options granted are incentive stock options and are exercisable for a term of ten years from the date of grant.  The exercise price of the options is equal to the closing price of our common stock on the NYSE American Stock Exchange on the date of grant.

	Outstanding Equity Awards at December 31, 2017
		Option awards					Stock awards
		Number	Number
		of securities	of securities				Number		Market value
		underlying	underlying				of shares		of shares
		unexercised	unexercised		Option	Option	of stock		of stock
		options	options		exercise	expiration	that have		that have
	Name	exercisable	unexercisable		price	date	not vested		not vested (5)
		(#)	(#)		($)		(#)		($)

	Joseph R.	-	153,000	(1)	0.87	7/11/2027
	Mitchell	66,619	133,237	(2)	0.68	7/11/2026	27,662	(4)	38,450
		45,205	22,603	(3)	0.66	9/23/2025
		27,278	-		1.71	8/18/2024
		24,193	-		0.89	7/11/2022
	David I.	-	74,800	(1)	0.87	7/11/2027
	Rosenthal	32,572	65,145	(2)	0.68	7/11/2026	13,525	(4)	18,799
		57,224	28,612	(3)	0.66	9/23/2025
		40,651	-		1.71	8/18/2024
		14,000	-		0.69	4/30/2018
	Adrian P.	-	51,100	(1)	0.87	7/11/2027
	Schaffer	22,249	44,497	(2)	0.68	7/11/2026	9,238	(4)	12,841
		39,087	19,543	(3)	0.66	9/23/2025
		27,677	-		1.71	8/18/2024
		71,854	-		0.89	7/11/2022

(1)	These unexercisable options were granted on July 12, 2017. One-third of the options will vest over each of the next three years starting on July 12, 2018.

(2)

These unexercisable options were granted on July 12, 2016.  One-third of the options have vested, and an additional one-third of the options are scheduled to vest on each of July 12, 2018 and July 12, 2019.

(3)	These unexercisable options were granted on September 24, 2015. Two-thirds of the options have vested, the remaining one-third of the options are scheduled to vest on September 24, 2018.

(4)	The restricted shares were granted on July 12, 2016. One-third of the shares have vested, and an additional one-third of the shares are scheduled to vest on each of July 12, 2018 and July 12, 2019.

(5)	The market value has been determined based on the closing price of Company common stock on December 29, 2017 of $1.39 per share.

EMPLOYMENT AGREEMENTS

We have employment agreements with each of our named executive officers as described below.

Current Named Executive Officers

On July 1, 2017, the Company entered into employment agreements with Messrs. Mitchell, Rosenthal, and Schaffer, which continue through December 31, 2019.  The agreements will thereafter automatically renew on generally the same  terms and conditions for successive twenty-four (24) month periods, unless either party gives written notice of non-renewal to the other party at least sixty (60) days prior to December 31, 2019 or any such renewal term then in effect.  The agreements for these officers contain certain severance provisions, including severance provisions arising from a change in control of the Company.

If the executive’s employment is terminated by the Company without cause, other than upon a change in control event, the executive will be paid a lump sum equal to six months’ base salary (twenty-four months’ base salary in the case of Mr. Mitchell, because Mr. Mitchell’s employment agreement mandates that, in the event of termination, Mr. Mitchell would be prohibited from working with any competitor for twenty-four months).

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

Change in Control

In the event of a change in control, all stock options and bonus stock awards held by executive officers become immediately vested under the terms of the employment agreements.  In addition, upon a termination of the executive officer’s employment (or a material diminution to his responsibilities or other material changes) within twenty four months following a change of control, the executive will receive a lump sum equal to one year’s base salary (two years’ base salary in the case of Mr. Mitchell), a cash bonus (equal to the average of the annual cash bonus paid for the preceding three fiscal years), and two-thirds of six months of COBRA premiums for the same medical coverage elected by the Executive immediate prior to the termination date.    For purposes of the agreements, a change in control generally means any merger, reorganization, sale of substantially all Company assets, liquidation, a change in the composition of the Company’s Board as defined in the employment agreement and any other transaction that the Board determines by resolution to be a corporate transaction.

Other Provisions

The employment agreements have customary confidentiality obligations.  The employment agreements further provide that the executive, for a period of one year after the term of his respective employment agreement, will not become affiliated with any person, firm or corporation whose business is similar to or in competition with the Company and for a period of two years (in the case of Mr. Mitchell) or six months (in the case of the other executives) after termination of the executive’s employment agreement, to not induce or attempt to induce any employee of the Company to leave the employ of the Company; nor will the executive induce or attempt to induce any customer, supplier or licensee to cease doing business with the Company.

PAYMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our current executive employment agreements provide compensation to Messrs. Mitchell, Rosenthal and Schaffer in the event of a termination of employment, including termination of employment (or deemed termination) following a change in control.  The tables below show the potential payments or benefits upon a termination or change in control for each of the Company’s executive officers assuming the triggering event took place on December 31, 2017.  The closing price per share of our common stock on the last trading day prior to December 29, 2017 was $1.39.  Actual amounts can only be determined at the date of the triggering event.  The amount of acceleration of unvested equity awards represents the intrinsic value of in-the-money non-vested stock options and non-vested stock awards as of December 31, 2017 that would vest upon termination or change in control.

	Termination	Termination		Termination
	by us for	by us without	Termination	due to a change
	cause	cause	due to death	in control
	($)	($)	($)	($)
Joseph R. Mitchell:
Base Salary/Severance	-	709,249	175,000	792,916
Life Insurance Proceeds	-	-	1,050,000	-
Acceleration of unvested equity awards	-	-	-	229,109
Total	-	709,249	1,225,000	1,022,025

David I. Rosenthal:
Base Salary/Severance	-	138,993	129,842	304,835
Life Insurance Proceeds	-	-	779,052	-
Acceleration of unvested equity awards	-	-	-	124,835
Total	-	138,993	908,894	429,670

Adrian P. Schaffer:
Base Salary/Severance	-	130,803	124,410	280,413
Life Insurance Proceeds	-	-	746,460	-
Acceleration of unvested equity awards	-	-	-	85,273
Total	-	130,803	870,870	365,686

DIRECTOR COMPENSATION

In 2017, The Compensation Committee retained the consulting firm Frederic W. Cook & Co., Inc. to review and assist in establishing appropriate compensation for the Company’s non-employee Directors.  Frederic W. Cook & Co. evaluated the compensation practices of a peer group of 18 publicly-traded companies with broadly similar operations as UQM.  After reviewing the recommendations of the consultant, the Board adopted a director compensation policy consisting of an annual cash compensation and an equity compensation that it believes appropriately compensates the non-employee directors while aligning the interests of directors with those of the Company’s shareholders.

Starting in April, 2018, each non-employee director receives an annual cash retainer of $35,000.  In addition the Chairman of the Board receives a cash retainer of $21,000.  The Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Governance and Nominating Committee receive additional cash retainers of $10,000, $8,000, and $5,000 respectively.    Each non-employee Director receives $2,000 for each committee served on except the committee chaired.

Non-employee directors also receive each year shares of the Company’s common stock with a fair value of $14,000 on the date of the grant.  These shares vest immediately.  In addition, each non-employee director receives a stock option for the number of shares that is equivalent to $21,000 as determined by utilizing the Black-Scholes-Merton option-pricing model on the date of the grant.  Options granted under this component of directors compensation vest immediately.

In addition, each non-employee director upon initial election to the Board is awarded 2,000 shares of the Company’s common stock at a purchase price of $0.01 per share.  Directors who are employees of the Company are not entitled to additional compensation for their service as directors.    Accordingly, Mr. Mitchell did not receive additional compensation for his service as a director.

For the year ended December 31, 2017, directors of the Company who are not employees may elect to receive an annual retainer of $35,000 in cash or the grant of options with an exercise period of ten years to acquire that number of shares of the Company’s common stock that is equivalent to $35,000 as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant or a combination of cash and options that together have a fair value of $35,000.  Options granted under the plan vest immediately. In addition, the Chairman of the Board receives an additional annual cash retainer of $9,000 and the Chairman of the Compensation Committee, the Chairman of the Audit Committee and the Chairman of the Governance and Nominating Committee each receive an additional annual cash retainer of $5,000 each.

During the year ended December 31, 2017, non-employee directors also received shares with a fair value of $14,000 on the date of grant, except for the Chairman of the Board who received shares with a fair value of $17,000 on the date of grant.  These shares vest immediately.  In addition, each non-employee director received a stock option for that number of shares of the Company’s common stock that is equivalent to $21,000, or $26,000 in the case of the Chairman of the Board, as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant.  Options granted under this component of director compensation vest immediately. In year ended December 31, 2017, the directors received shares equal to 35% of the dollar values noted above.

The following table sets forth information concerning remuneration paid to non-employee directors of the Company during year ended December 31, 2017:

Non-Employee Director Compensation Year Ended December 31, 2017

		Fees earned			All
		or paid in	Stock	Option	other
		cash	awards (1)	awards (1)	compensation	Total
		($)	($)	($)	($)	($)
	Donald W. Vanlandingham	44,000	5,950	7,815	-	57,765
	Stephen J. Roy	40,000	4,900	6,312	-	51,212
	Joseph P. Sellinger	40,000	4,900	6,312	-	51,212
	John E. Sztykiel	40,000	4,900	6,312	-	51,212

(1)

The amount reported is the aggregate grant date fair value computed under FASB ASC Topic 718.  The fair value of stock options is computed utilizing the Black-Scholes-Merton pricing model.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Stock and option awards vest in full on the date of grant.

The table below shows the aggregate number of shares of common stock granted under the Stock Bonus Plan held by each non-employee director as of December 31, 2017:

Name	Number of common shares
Donald W. Vanlandingham	86,799
Stephen J. Roy	79,677
Joseph P. Sellinger	77,320
John E. Sztykiel	53,048

The table below shows the aggregate number of options held by each non-employee director as of December 31, 2017:

		Number of	Option	Option
		options	exercise	expiration
	Grant date	outstanding	price	date
		(#)	($)
Donald W. Vanlandingham	7/12/2017	10,706	0.87	7/11/2027
	7/12/2016	27,625	0.68	7/11/2026
	9/24/2015	16,250	0.66	9/23/2025
	8/19/2014	13,240	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/3/2011	58,095	2.04	8/2/2018
		140,299
Stephen J. Roy	7/12/2017	8,647	0.87	7/11/2027
	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/8/2012	51,220	0.79	8/7/2019
	8/13/2010	14,789	2.63	8/12/2018
		135,171
Joseph P. Sellinger	7/12/2017	8,647	0.87	7/11/2027
	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/3/2011	17,073	2.04	8/2/2021
	11/3/2009	12,111	4.73	11/2/2019
		98,346
John E. Sztykiel	7/12/2017	8,647	0.87	7/11/2027
	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
		69,162

The Board determines the total amount of the annual retainer, bonus share award and stock option award payable to non-employee members of the Board.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table shows the ownership of the Company’s common stock by (i) beneficial owners of five percent or more of the Company’s common stock, (ii) each director, (iii) each of our named executive officers and (iv) all directors and executive officers as a group, as of April 20, 2018.  Unless otherwise noted, each shareholder’s address is the address of the Company and exercises sole voting and investment power with respect to the shares beneficially owned. None of the shares reported below are pledged as security or have been placed in a margin account by any executive officer or director.

	Name of Beneficial Owner	Shares of Common Stock Ownership as of April 20, 2018	Shares of Common Stock Holder has a right to acquire by June 19, 2018	Total Shares Beneficially Owned	Percent of Class (1)
	Sinotruk (BVI) Limited (2)
	Units 2102-03 Shun Tak Centre,	5,347,300	-	5,347,300	9.88%
	China Merchants Tower,
	168-200 Connaught Rd.,
	Central, Hong Kong
	GDG Green Dolphin, LLC (3)
	1 N. Wacker Drive, Suite 2500,	4,537,850	-	3,148,523	8.38%
	Chicago, Illinois 60606
	Joseph R. Mitchell	117,822	163,295	281,117	*
	David I. Rosenthal	57,620	144,447	202,067	*
	Adrian P. Schaffer	77,522	160,866	238,388	*
	Donald W. Vanlandingham	138,799	140,299	279,098	*
	Stephen J. Roy	86,677	135,171	221,848	*
	Joseph P. Sellinger	77,320	98,346	175,666	*
	John E. Sztykiel	68,048	69,162	137,210	*
	Director and Executive Officers as a Group (eight persons)	643,888	1,031,347	1,675,235	3.04%

*	Less than 1%

(1)

Based on 54,138,762 shares of our common stock issued and outstanding as of April 20, 2018.  Pursuant to Exchange Act Rule 13d-3(d)(1), shares of common stock of which a person has the right to acquire beneficial ownership at any time by June 19, 2018 are deemed outstanding and beneficially owned by the person for the purpose of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purpose of computing the percentage beneficially owned by any other person.

(2)

Share data based on information in an amendment to a Schedule 13D filed on October 5, 2017 with the SEC by Sinotruk (BVI) Limited.  The securities reported are held by Sinotruk (BVI) Limited and China National Heavy Duty Truck Group Co. Ltd.  As of September 25, 2017, the Schedule 13D indicates that Sinotruk (BVI) Limited and China National Heavy Duty Truck Group Co. Ltd. have shared voting and investment power with respect to 5,347,300 shares of common stock.

(3)

Share data based on information in an amendment to a Schedule 13G filed on February 5, 2018 with the SEC by GDG Green Dolphin, LLC.  The securities reported are held by GDG Green Dolphin, LLC and Gregory D. Glyman.  As of December 31, 2017, the Schedule 13G indicates that (i) GDG Green Dolphin, LLC had shared voting and investment power with respect to 4,522,650 shares of common stock and (ii) Gregory D. Glyman had sole voting and investment power with respect to 15,200 shares of common stock and shared voting and investment power with respect to 4,522,650 shares of common stock.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2017, with respect to the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	2,403,366	$1.23	2,117,893
Non–Employee Director Stock Option Plan	460,786	$1.28	446,635
Stock Bonus Plan	57,760	$0.68	416,153
Equity compensation plans not approved by security holders	-	-	-
Total	2,921,912	$1.23	2,980,681

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

The following is a summary of transactions since April 1, 2016 to which the Company has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at December 31, 2016 and 2017, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

On August 25, 2017, we entered into a stock purchase agreement (the “Purchase Agreement”) with China National Heavy Duty Truck Group Co. Ltd. (“CNHTC”) and its wholly-owned subsidiary, Sinotruk (BVI) Limited (“Sinotruk”), pursuant to which Sinotruk would acquire newly issued shares of our common stock in two stages, and UQM and

CNHTC would plan to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.

In the first stage, which closed on September 25, 2017, Sinotruk acquired 5,347,300 shares of our common stock, representing 9.9% of the total outstanding shares as of the date of the Purchase Agreement, for an aggregate consideration of approximately $5.1 million (the “First Stage Transaction”). In the second stage, Sinotruk will acquire such number of additional shares (the “Second Stage Shares”) resulting in Sinotruk owning a total of 34% of our then-outstanding common stock on a fully diluted basis, accounting for all outstanding stock options and warrants (the “Second Stage Transaction”). The purchase price for the Second Stage Shares (which is the same price at which the shares were sold in the First Stage Transaction) will be set at approximately $0.95 per share, which represents a 15 percent premium to the average daily trading price of our common stock during the 30 days immediately prior to the signing of the Purchase Agreement. If completed, the total transaction will bring approximately $28.3 million in cash to UQM.

Closing of the Second Stage Transaction remains subject to certain closing conditions, including the approval by the Committee on Foreign Investment in the United States (“CFIUS”) under Section 721 of the Defense Production Act of 1950, as amended, as it would result in a material investment by a foreign-controlled entity in UQM.  On March 5, 2018, we announced that UQM, along with CNHTC, have decided to withdraw their joint application to CFIUS for the approval of the second stage investment provided.  Based upon the request of CFIUS, the application has been withdrawn to allow for more time to consider modifications to the business relationship of UQM and CNHTC that CFIUS would find acceptable.

In September 2017, Sinotruk made an initial purchase of UQM PowerPhase® DT systems of approximately $28,000 for implementation and evaluation in their commercial vehicles.

In November 2017, we entered into a Joint Venture Agreement (“JVA”) with CNHTC and Sinotruk Global Village Investment Limited, a Hong Kong based limited liability company owned by CNHTC. Under the JVA, we will acquire a 25% ownership share of the joint venture entity, Qingdao Zhongqi New Energy Automobile Co., LTD (the “JV Entity”), with CNHTC and its affiliate collectively acquiring a 75% share. We have the option to increase our ownership position to 33% in the next one to three years. The initial total capital of the joint venture will be $24 million, with UQM contributing $6 million in three installments during the next year. Our funding requirement is contingent on the closing of the Second Stage Transaction with CNHTC in accord with the terms of the agreement.

In November 2017, we entered into Technology License and Services Agreement with the JV Entity, pursuant to which the Company will grant to the JV Entity a non-transferable and exclusive right in China to use the Company’s permanent magnet synchronous motors and inverter controllers used for the commercial vehicle market, specifically related to the Company’s current PowerPhaseHD and PowerPhasePro motor and motor-controlling, transmission controller and speed shifting appliance technologies. The scope of the license is limited to the manufacture and sale of UQM products in China, although the parties may in the future jointly develop and sell electric motor, E-axle and integrated motor and transmission products manufactured by the JV outside of China. The license includes a right to use the patents, copyrights, technical documents and related knowhow owned by the Company as required to manufacture and sell these products in the commercial vehicle market in China. The license has no effect on the Company’s current revenues or its development plans outside of China. The initial term of the license will be seven (7) years.

Forward-Looking Statements

Certain statements in this report constitute constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements, including those relating to the completion of the transactions with CNHTC and Sinotruk, and the CFIUS application and approval relating to the Second Stage Transaction, involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements.  Factors that may cause such a difference include risks and uncertainties related to (i) the receipt and timing of required approvals and satisfaction of other conditions to the closing of the Second Stage Transaction, and (ii) the impact of any changes in general economic and market conditions. Additional information about the risks and uncertainties faced by the Company are described in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2017 and any subsequent reports filed with the SEC. Any forward-looking statement speaks only as of the date on which it is made. UQM does not undertake or assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Director Independence

The NYSE American Company Guide rules require that a majority of the Board be independent. Pursuant to such rules, “independent director” means a person other than an executive officer or employee of the Company.  Additionally, no director qualifies as independent unless the Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board has affirmatively determined that each of Messrs. Vanlandingham, Roy, Sztykiel and Sellinger is independent under the NYSE American Company Guide rules.

In addition to the independence guidelines discussed above, members of the committees of the Board also must satisfy additional independence requirements established by the applicable rules of the NYSE American and the SEC.  See the section entitled “Committees of the Board” in Part III, Item 10 of this report for additional information.

Item 14.   Principal Accountant Fees and Services

Independent Auditor’s Fees

Effective November 16, 2017, Hein & Associates LLP (“Hein”), the independent registered public accounting firm for the Company, combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned and must be replaced as the independent registered public accounting firm for the Company. Concurrent with such resignation of Hein, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company effective for the year ended December 31, 2017.

The following table represents aggregate fees billed to the Company by Moss Adams LLP and Hein & Associates LLP for the year ended December 31, 2017 and nine months ended December 31, 2016, respectively:

		2017		2016
		Moss Adams	Hein	Hein
		($)	($)	($)
	Audit Fees (1)	80,590	43,435	105,990
	Audit - Related Fees (2)	-	2,730	8,610
	Tax Fees	-	-	-
	All Other Fees	-	-	-

(1)

Audit Fees consist of fees for professional services rendered for the audit of our annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports on Form 10-Q and professional services rendered related to comfort letter procedures for stock offering and providing consent to include the auditor's opinion in registration statements.

(2)

Audit - Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in Audit Fees.

All fees described above incurred in connection with services performed by Moss Adams LLP and Hein & Associates LLP were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor, Moss Adams LLP (subject to de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit). The Audit Committee pre-approved all audit and other non-audit services for the year ended December 31, 2017 and nine months ended December 31, 2016.  The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Disagreements with Auditors

There have been no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-K filed on March 20, 2018:

(b) Exhibits

Exhibit Number	Description of Exhibit
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 30th day of April, 2018.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/DAVID I. ROSENTHAL
David I. Rosenthal
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board	April 30, 2018
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 30, 2018
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 30, 2018
David I. Rosenthal

/s/STEPHEN J. ROY	Director	April 30, 2018
Stephen J. Roy

s/JOSEPH P. SELLINGER	Director	April 30, 2018
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	April 30, 2018
John E. Sztykiel