Form 10-Q
period 2018-03-31
UQM TECHNOLOGIES INC
filed 2018-05-10
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March  31, 2018

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended Annual period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share, at May 8,  2018 was 54,140,501.

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,454,159	$6,309,269
Restricted cash	456,224	176,193
Accounts receivable	1,346,592	823,793
Inventories, net	2,880,672	2,341,360
Prepaid expenses and other current assets	340,491	233,566
Total current assets	10,478,138	9,884,181

Property and equipment, at cost:
Land	896,388	896,388
Building	4,516,301	4,516,301
Machinery and equipment	7,168,798	7,136,578
	12,581,487	12,549,267
Less accumulated depreciation	(8,019,679)	(7,936,056)
Net property and equipment	4,561,808	4,613,211

Patent costs, net of accumulated amortization of $958,543 and $953,491, respectively	231,232	222,461
Trademark costs, net of accumulated amortization of $86,505 and $85,381, respectively	89,336	90,460
Restricted cash	-	323,863
Total assets	$15,360,514	$15,134,176

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	March 31,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,137,905	$948,875
Unearned revenue	1,826,870	153,944
Other current liabilities	855,585	819,839
Billings in excess of costs and estimated earnings on engineering services contracts	364,950	199,160
Current portion of long-term debt, net of deferred financing costs of $35,753 and $0, respectively	3,128,776	-
Total current liabilities	7,314,086	2,121,818

Long-term debt, net of deferred financing costs of $0 and $45,079, respectively	-	3,119,450
Other long-term liabilities	116,667	121,667
Total long-term liabilities	116,667	3,241,117

Total liabilities	7,430,753	5,362,935

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 54,126,648 and 54,108,510 shares issued and outstanding, respectively	541,266	541,085
Additional paid-in capital	133,992,543	133,901,406
Accumulated deficit	(126,604,048)	(124,671,250)
Total stockholders’ equity	7,929,761	9,771,241

Total liabilities and stockholders’ equity	$15,360,514	$15,134,176

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue:
Product sales	$1,405,364	$845,535
Contract services	206,210	169,510
	1,611,574	1,015,045
Operating costs and expenses:
Costs of product sales	1,176,138	607,849
Costs of contract services	128,765	81,064
Research and development	678,505	632,782
Selling, general and administrative	1,519,917	1,303,207
	3,503,325	2,624,902

Loss from operations	(1,891,751)	(1,609,857)

Other income (expense):
Interest income	3,131	1,650
Interest expense	(43,768)	(2,922)
Amortization of deferred financing costs	(9,327)	-
Other	8,917	5,103
	(41,047)	3,831

Net loss	$(1,932,798)	$(1,606,026)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares of common stock outstanding - basic and diluted	54,124,230	48,522,754

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,932,798)	$(1,606,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,125	103,405
Non-cash equity based compensation	73,361	61,564
Change in operating assets and liabilities:
Accounts receivable	(522,799)	686,434
Inventories	(539,312)	(349,289)
Prepaid expenses and other current assets	(106,925)	(4,543)
Accounts payable and other current liabilities	224,776	75,390
Unearned revenue	1,672,926	23,344
Billings in excess of costs and estimated earnings on
engineering services contracts	165,790	17,565
Other long-term liabilities	(5,000)	(5,000)
Net cash used in operating activities	(870,856)	(997,156)

Cash flows from investing activities:
Acquisition of property and equipment, net	(32,220)	(11,094)
Cash paid for patent and trademark fees	(13,823)	(5,339)
Net cash used in investing activities	(46,043)	(16,433)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	17,957	1,950
Borrowings on line of credit	-	600,000
Net cash provided by financing activities	17,957	601,950

Decrease in cash, cash equivalents, and restricted cash	(898,942)	(411,639)
Cash, cash equivalents, and restricted cash at beginning of period	6,809,325	2,100,089
Cash, cash equivalents, and restricted cash at end of period	$5,910,383	$1,688,450

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(1)   Basis of Presentation

The accompanying Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed on Form 10-K for the period ended December 31, 2017.

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

(3)   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard, ASU 2014-09, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us for the first fiscal year beginning after December 15, 2017.  The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application and providing additional disclosures. The Company has adopted this standard effective January 1, 2018 using the retrospective method with the cumulative effect and additional disclosures.    See Note 5.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)   Going Concern

These Consolidated Condensed Financial Statements are presented assuming that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had sustained recurring losses from continuing operations, had working capital surplus of $3,164,052, and accumulated deficit of $126,604,048.

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of March 31, 2018, $3,164,529 was drawn on the line of credit.  For additional information, see Note 9 of the Consolidated Condensed Financial Statements.

Based on management’s projections of operations and the Company’s cash position on March 31, 2018, the Company believes that it currently has sufficient cash to support day to day activities through operations as they become due and sustain operations for at least the next twelve months.  In addition, the Company may consider other financing options, including debt and equity, to further support its cash position, although there can be no assurance that other options would be available.

(5) Revenue Recognition

Accounting Policies

Product Sales- Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.  The majority of the Company’s contracts have a single performance obligation to transfer products.  Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price.  The Company sells its products directly to customers under agreements with payment terms of prepayment or generally net 30 days for credit qualified customers.

Contract Services-  The majority of the Company’s contracts have a single performance obligation to transfer products or an agreed-upon task(s) over time.  Accordingly, revenue is recognized using cost input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract, as the performance obligations are satisfied. Costs incurred towards contract completion may include costs associated with direct materials, labor, subcontractors, and other indirect costs.

Shipping and Handling Costs- We account for shipping and handling activities related to contract with customers as costs to fulfill our promise to transfer the associated products.  Accordingly, we record customer payment of shipping and handling costs as a component of net sales, and classify such costs as a component of cost of sales.

Product Warranties- Our standard product warranty is for one year and provides assurance to the customer that the purchased product will function as intended and complies with agreed-upon specifications.  A customer can negotiate an extended warranty period from four months up to four years.  The cost of the warranty can be included in the price of the unit or separately stated as a line item in the contract.  A majority of our customers have the warranty to be included in the sales price of the product which is then accounted for as a guarantee.  Warranties that are stated as a separate line item in the contract are considered a single performance obligation which is recognized by the time elapsed input method.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Unearned Revenue- When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record unearned revenue, which represents a contract liability.  We recognize unearned revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

License Agreements- We account for our license agreements as multi-element arrangements.  Each element in the arrangement is considered a single performance obligation and is treated accordingly.  Revenue recognition for the licensing element in the agreement is recognized by the time elapsed input method. Revenue recognition for the product sales element follows the revenue recognition rules as noted above for product sales.

The following table represents the effect of the adoption of new revenue recognition standard (ASC 606) on our Consolidated Statement of Operations and Balance Sheet as of December 31, 2017 as reported in our Annual Report on Form 10-K:

		New Revenue
		Standard
	As Reported	Adjustment	As Restated
Year ended December 31, 2017
Consolidated Statement of Operations
Revenue	$7,778,749	—	$7,778,749
Net Loss	(4,778,316)	—	(4,778,316)

Consolidated Balance Sheet
Accounts receivable	$823,793	—	823,793
Unearned revenue	-	—	—
Billings in excess of costs and estimated earnings on engineering services contracts	199,160	—	199,160
Total stockholders’ equity	9,771,241	—	9,771,241

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

Three months ended March 31,
2018
United States & Canada	$1,340,182
Asia Pacific	234,500
Europe	36,892
Total Revenues	$1,611,574

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(6)   Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Condensed Statements of Cash Flows.

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$5,454,159	$1,088,450
Restricted cash, current	456,224	33,094
Restricted cash, long-term	-	566,906
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statements of Cash Flows	$5,910,383	$1,688,450

Restricted cash classified as a current asset on the Consolidated Condensed Balance Sheets represents the amount required to be set aside pursuant to a contractual agreement with the Company’s lender for the payment of interest on borrowings from the line of credit that is expected to be paid within the next twelve months.   In addition, restricted cash included in other long-term assets on the Consolidated Condensed Balance Sheets represents interest due on the line of credit more than twelve months from the date of the financial statements as contractually required by the lender.  The restrictions will lapse when the related debt is paid off.

(7)   Contracts in Process

At March 31, 2018 and December 31, 2017, the estimated period to complete contracts in process ranged from one to two and one to three months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	March 31,	December 31,
	2018	2017
Costs incurred on engineering services contracts	$123,025	$56,175
Estimated earnings	284,025	144,665
	407,050	200,840
Less billings to date	(772,000)	(400,000)

Contracts in process	$(364,950)	$(199,160)

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of costs and estimated earnings on engineering services contracts	(364,950)	(199,160)
Contracts in process	$(364,950)	$(199,160)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Inventories

Inventories at March 31, 2018 and December 31, 2017 consisted of:

	March 31,	December 31,
	2018	2017
Raw materials	$8,059,469	$7,679,922
Work-in-process	461,430	289,848
Finished products	1,365,819	1,390,200
Reserve for excess and obsolete inventory	(7,006,046)	(7,018,610)
	$2,880,672	$2,341,360

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate.    As of March 31, 2018, no additional reserve was required.

(9)   Other Current Liabilities

Other current liabilities at March 31, 2018 and December 31, 2017 consisted of:

	March 31,	December 31,
	2018	2017
Accrued payroll and employee benefits	$175,966	$94,680
Accrued personal property and real estate taxes	176,350	235,133
Accrued warranty costs	347,833	333,431
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Other	20,000	21,159
	$855,585	$819,839

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarter facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance, which was 5.88% as of March 31, 2018.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Condensed Balance Sheets as of March 31, 2018 and December 31, 2017.  For additional information, see Note 6 to the Consolidated Condensed Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of March 31, 2018, the Company was in compliance with its covenants. The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of March 31, 2018,  $3,164,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit which are amortized over the term using the effective interest rate method.

(11)   Stock-Based Compensation

Stock-Based Compensation Expense

The table below shows total stock-based compensation expense for the three months ended March 31, 2018 and 2017, and the classification of these expenses:

	Three Months Ended March 31,
	2018	2017

Costs of product sales	$6,435	$2,937
Costs of contract services	2,923	817
Research and development	13,461	8,609
Selling, general and administrative	50,542	49,201
	$73,361	$61,564

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Option Plans Activity

Additional information with respect to stock option activity during the three months ended March 31, 2018 under our Stock Option Plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2017	3,295,502	$1.16	6.3 years	$1,383,525
Granted	15,000	$1.34		-
Exercised	-	$-		-
Forfeited	(9,698)	$0.79		5,535
Outstanding at March 31, 2018	3,300,804	$1.16	6.1 years	$1,148,005

Exercisable at March 31, 2018	2,362,740	$1.32	5.0 years	$669,417

Vested and expected to vest at March 31, 2018	2,880,952	$1.23	5.8 years	$893,612

As of March 31, 2018, there was $355,517 of total unrecognized compensation cost related to stock options granted under our Stock Option Plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty months.  The total fair value of stock options that vested during the three months ended March 31, 2018 and 2017 was $0, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of March 31, 2018 and 2017 and changes during the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	57,760	$0.68	102,048	$0.84
Granted	-	$-	-	$-
Vested	-	$-	-	$-
Forfeited	-	$-	-	$-
Unvested at end of period	57,760	$0.68	102,048	$0.84

As of March 31, 2018, there was $24,446 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at March 31, 2018 is expected to be recognized over a weighted-average period of fifteen months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Employee Stock Purchase Plan Activity

During the three months ended March 31, 2018 and 2017, we issued 18,138 and 3,823 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Employee Stock Purchase Plan for the three months ended March 31, 2018 and 2017 was $17,957 and $1,950, respectively. As of March 31, 2018,  16,756 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Employee Stock Purchase Plan.

(12)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the three months ended March 31, 2018 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2017	54,108,510	$541,085	$133,901,406	$(124,671,250)	$9,771,241

Issuance of common stock under employee stock purchase plan	18,138	181	17,776	-	17,957
Compensation expense from employee and director stock option and common stock grants	-	-	73,361	-	73,361
Net loss	-	-	-	(1,932,798)	(1,932,798)
Balances at March 31, 2018	54,126,648	$541,266	$133,992,543	$(126,604,048)	$7,929,761

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
February, 2014	2,864,872	1,489,733	August 6, 2014	August 5, 2018
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020
	10,864,872	5,489,733

Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2017	5,489,733	$1.53	2.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2018	5,489,733	$1.53	2.0 years

Exercisable at March 31, 2018	5,489,733	$1.53	2.0 years

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017

Customer A	$-	-%	$106,500	10%
Customer B	$216,159	13%	$32,804	3%
Customer C	$297,210	18%	$89,000	9%
Customer D	$499,758	31%	$558,933	55%

The following table summarizes accounts receivable from significant customers as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Customer A	-%	-%
Customer B	13%	4%
Customer C	34%	-%
Customer D	38%	80%

(14) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

As of March 31, 2018 and 2017, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2018, the Company’s tax years for 2012 to 2017 are subject to examination by the tax authorities.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(15) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Numerator:
Net loss	$(1,932,798)	$(1,606,026)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	54,124,230	48,522,754

Net loss per common share - basic and diluted	$(0.04)	$(0.03)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2018	2017

Non-vested stock bonus plan shares	57,760	102,048
Stock options outstanding	3,317,560	3,047,873
Warrants to purchase common stock	5,489,733	5,489,733

(16) Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its debt of $3,128,776 is reported at amortized cost.  The Company’s debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(17) Commitments and Contingencies

Employment Agreements

Effective July 1, 2017, the Company entered into new employment agreements with its four officers, which expire December 31, 2019.  The aggregate future base salary payable to the executive officers over their remaining terms is $1,866,382.

Lease Commitments

There were no operating leases or rental expense during the respective three months ended March 31, 2018 and 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements appear in a number of places in this Report and include statements regarding our plans, beliefs or current expectations.  Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part II, Item 1A. Risk Factors and in our Annual Report on Form 10-K for the year ended December 31, 2017.  Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the U.S. Securities and Exchange Commission (“SEC”). We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements.

Introduction

UQM develops, manufactures, and sells power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets.  We generate revenue from two principal activities: 1) the sale of motors, generators, electronic controls, and fuel cell compressors; and 2) research, development, and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering service revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine, and industrial markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size, and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO/TS 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. We believe this team has the ability and background to grow the business to significantly higher levels.

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

•

On August 28, 2017, we entered into a definitive stock purchase agreement (“Stock Purchase Agreement”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly-owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.

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

Recent Events

On January 18, 2018, we announced that we had received the first significant purchase order from KESHI, a major Chinese manufacturer of commercial mining vehicles. The purchase order is for explosion-proof E-drive systems and is valued at $1.2 million. Shipments are expected to occur during 2018. While we signed a cooperation agreement with KESHI in 2015, KESHI’s production launch was delayed due to the market conditions, but now has made a major commitment to this new energy market application. KESHI plans to move forward with their strategy to do final assembly and test in China under our current cooperation agreement for explosion-proof electric propulsion systems in China.

On February 15, 2018, we announced that we had received a new order from Proterra for our PowerPhase®  HD electric drive systems, to be manufactured and shipped in 2018.  We believe that an increase in demand for Proterra vehicles signals the economic viability of the all-electric transit bus and is a sign of an expanding market for electric buses in North America.

On March 5, 2018, we announced that we, along with China National Heavy Duty Truck Group Co., Ltd. (“CNHTC”), have decided to withdraw our joint application to the Committee on Foreign Investment in the United States (“CFIUS”) for the approval of the second stage investment provided for in the Stock Purchase Agreement. Based upon the request of CFIUS, the application was withdrawn to allow for more time for review and consultation.

On March 7, 2018, we announced that we had received the first purchase order from Ashok Leyland, a major India commercial vehicle manufacturer. The purchase order is for fifty-one UQM PowerPhase® eDT systems to be shipped during 2018 for a demonstration program for electric transit buses in India. The purchase order signifies the first step in the development program to gain market leadership and drive the overall 2030 India electrification initiative.  Ashok Leyland manufactures commercial vehicles of all classes and is the second largest commercial vehicle manufacturer in India.

On March 15, 2018, we announced that we had received a follow-on purchase order from our major Chinese OEM customer for delivery of our R340 fuel cell compressor systems. The purchase order is valued at $1.3 million. We received the initial order valued at $2.2 million from this customer last year. Shipments are expected to begin in the spring of 2018 and be completed by fall of 2018. These compressor modules are a key component in hydrogen powered fuel cell systems. We have seen much success with our unique R340 fuel cell compressor system, which is designed for light-duty automotive applications for up to 75kW fuel cell stacks.

On April 27, 2018, we announced that Ballard Power Systems had issued a purchase order to UQM for assembly of FCveloCity®-HD 85-kilowatt Ballard fuel cell modules to be deployed in the U.S. We have capacity in our TS16949 certified manufacturing facility where we will contract assemble fuel cell modules for Ballard.

On May 2, 2018, we announced that Meritor, located in Troy, Michigan, has chosen us to be their supplier of choice for development and production plans for the 14Xe axle program. This opportunity is a culmination of more than one year of engineering development efforts that will support Meritor’s current customer base, along with identifying new customers and applications around the globe for the 14Xe electric axle product line. UQM and Meritor are supporting prototype deliveries for testing, as well as initial pilot electric axles.

On May 9, 2018, we announced that UQM and China National Heavy Duty Truck Group Co., Ltd. (“CNHTC”) have decided to jointly explore other options to accomplish our shared business goals in support of our entry into the China new energy vehicle market. The Committee on Foreign Investment in the United States (“CFIUS”) has informed us that the second stage investment would likely not be approved in its current form, as provided for in the previously announced stock purchase agreement signed by both parties on August 25, 2017.  For additional information regarding the stock purchase agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2017.

The decision was made following further analysis and discussions with CFIUS relating to the transaction.  As previously disclosed, the closing of the second stage investment is subject to, among other things, the receipt of certain regulatory and government approvals, including approval from CFIUS.  We intend to engage CNHTC in discussions to pursue the possibility of alternative arrangements, including with respect to the contemplated joint venture for which our funding obligation is contingent upon closing of the second stage investment.

Financial Condition

Cash and cash equivalents at March 31, 2018 were $5,454,159 and working capital was $3,164,052, compared with $6,309,269 and $7,762,363, respectively, at December 31, 2017.  The change in cash and working capital is primarily attributable to operating losses offset by prepayments received from customers.

Restricted cash (current and long-term) at March 31, 2018 was $456,224 versus $500,056 at December 31, 2017.  The restricted cash is reserved for payment of the interest on the line of credit.

Accounts receivable increased $522,799 to $1,346,592 at March 31, 2018 from $823,793 at December 31, 2017.  The increase is primarily due to the mix in customer credit terms and increased customer shipments in March.  Our sales are conducted through acceptance of customer purchase orders, or in some cases, through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms require irrevocable letters of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of March 31, 2018 and December 31, 2017, we had no allowance for bad debts.

Total inventories increased $539,312 to $2,880,672 at March 31, 2018 from $2,341,360 at December 31, 2017 reflecting an increase in raw materials and work-in-process for confirmed sales orders to be sold to customers in 2018.

Prepaid expenses and other current assets increased to $340,491 at March 31, 2018 from $233,566 at December 31, 2017, primarily due to an increase in vendor prepayments.

We invested $32,220 for the acquisition of property and equipment during the three months ended March 31, 2018, compared to $11,094 during the comparable period last year. We purchase property and equipment to augment and replace existing fixed assets.

Patent costs increased $8,771 for the three months ended March 31, 2018 due to new patent costs offset by amortization. Trademark costs decreased $1,124 for the three months ended March 31, 2018 due to amortization.

Accounts payable increased $189,030 to $1,137,905 at March 31, 2018 from $948,875 at December 31, 2017, primarily due to the timing of vendor payments and increased purchases of inventory.

Unearned revenue increased to $1,826,870 at March 31, 2018 from $153,944 at December 31, 2017.  The increase is attributable to an increase in customer deposits for future shipments.

Other current liabilities increased to $855,585 at March 31, 2018 from $819,839 at December 31, 2017. The change is attributable to an increase in accrued payroll and employee benefits offset by a decrease in accrued property taxes.

Debt net of deferred financing costs (current and long-term) increased $9,326 during the three months ended March 31, 2018 due to amortization of the deferred financing costs.

Billings in excess of costs and estimated earnings on engineering services contracts were $364,950 and $199,160 at March 31, 2018 and December 31, 2017, respectively. The increase was due to timing of billings on a customer contract that was extended in 2018.

Other long-term liabilities decreased $5,000 to $116,667 at March 31, 2018 from $121,667 at December 31, 2017 due to amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital were $541,266 and $133,992,543, respectively, at March 31, 2018 compared to $541,085 and $133,901,406 at December 31, 2017. The increase in common stock and additional paid-in capital were primarily attributable to the issuance of common stock under the employee stock purchase plan and the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans.

Results of Operations

Three Months Ended March 31, 2018

Revenue

Product sales revenue for the three months ended March 31, 2018 increased to $1,405,364 versus $845,535 for the comparable period last year, reflecting increased shipments in all product lines.

Revenue from contract services was $206,210 for the three months ended March 31, 2018  versus $169,510 for the comparable period last year. The increase is due to customer contracts in progress.

Gross Profit Margin

Total gross profit margin for the three months ended March 31, 2018 decreased to 19.0 percent compared to 32.1 percent for the comparable period in the prior year. Gross profit margin on product sales for the three months this year decreased to 16.3 percent compared to 28.1 percent for the same period last year primarily due to increased production department expenses related to increased headcount to support anticipated higher production demands. Gross profit margin on contract services was 37.6 percent for the three months this year compared to 52.2 percent for the same period last year, resulting from a change in the mix of contracts in process during the respective periods.

Costs and Expenses

Research and development expenditures for the three months ended March 31, 2018 increased to $678,505 compared to $632,782 for the same period last year. The increase is related to a greater focus on internally funded development projects.

Selling, general and administrative expenses for the three months ended March 31, 2018 was $1,519,917 compared to $1,303,207 for the same period last year. The increase is primarily attributable to legal fees, audit fees, and business development costs, in the current period compared to the same period last year.

Other income and (expenses)

Interest income increased to $3,131 versus $1,650 for the three months ended March 31, 2018 compared to the same period last year.  The increase is attributable to higher levels of invested cash balance.

Interest expense was $43,768 for the three months ended March 31, 2018 compared to $2,922 as of March 31, 2017.  The increase is attributable to interest paid on the borrowings from the bank line of credit which was secured in March 2017.

Amortization of deferred financing costs was $9,327 for the three months ended March 31, 2018 versus zero in the same period last year.

Other income for the three months ended March 31, 2018 was $8,917 compared to $5,103 for the same period last year.  The increase is primarily attributable to miscellaneous payments received in the respective periods.

Net Loss

As a result, net loss for the three months ended March 31, 2018 was $1,932,798, or $0.04 per common share, compared to a net loss of $1,606,026, or $0.03 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the three months ended March 31, 2018 were adequate to meet operating needs.  At March 31, 2018, we had working capital of $3,164,052 compared to $7,762,363 at December 31, 2017. The decrease in working capital is primarily attributable to a higher unearned revenue and debt moving from long-term to current.

For the three months ended March 31, 2018, net cash used in operating activities was $870,856 compared to net cash used in operating activities of $997,156 for the comparable period last year. The decrease in cash used in operating activities is due to higher unearned revenue and accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2018 was $46,043 compared to net cash used in investing activities of $16,433 for the comparable three months last year. The increase for the three months ended March 31, 2018 was primarily due to the acquisition of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2018 was $17,957 compared to net cash provided by financing activities of $1,950 for the comparable period last year. The change is primarily due to exercising of options under the employee stock purchase plan.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, cash generated from operations, and bank financing resources. On March 15, 2017, the Company entered into a non-revolving line of credit with a lender for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due.   For additional information, see Note 8 of the Consolidated Condensed Financial Statements.  Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2018:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt obligations	$3,164,529	$3,164,529	$—	$—	$—
Purchase obligations	3,447,213	3,447,213	—	—	—
Total	$6,611,742	$6,611,742	$—	$—	$—

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the Consolidated Condensed Financial Statements and accompanying notes.  Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. There have been no material changes in our Condensed Consolidated Financial Statements based on any of our critical accounting policies including the adoption of ASC 606, during the three months ended March 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15e under the U.S. Securities and Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2018, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Three months ended March 31,
	2018	2017

Net loss	$1,932,798	$1,606,026

As of March 31, 2018 and December 31, 2017, we had accumulated deficits of $126,604,048 and $124,671,250, respectively.

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

Our net loss for the three months ended March 31, 2018 was $1,932,798 versus a net loss for the comparable period last year of $1,606,026.  Our net loss for the annual period ended December 31, 2017 was $4,778,316. At March 31, 2018, our cash, cash equivalents and restricted cash totaled $5,910,383.  We expect our losses to continue for the foreseeable future. Based on management’s projections of operations and the Company’s cash position on March 31, 2018, the Company believes that it currently has sufficient cash to support day to day activities through operations as they become due and sustain operations for at least the next twelve months. Should those resources be insufficient, we may need to renegotiate existing debt, secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.

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
Date: May 10, 2018
	/s/	DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)