Form 10-Q
period 2018-06-30
UQM TECHNOLOGIES INC
filed 2018-08-01
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June  30, 2018

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

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share, at July 31,  2018 was 54,187,701.

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,599,995	$6,309,269
Restricted cash	408,786	176,193
Accounts receivable	1,196,733	823,793
Inventories, net	3,910,030	2,341,360
Prepaid expenses and other current assets	348,557	233,566
Total current assets	8,464,101	9,884,181

Property and equipment, at cost:
Land	896,388	896,388
Building	4,516,301	4,516,301
Machinery and equipment	7,326,875	7,136,578
	12,739,564	12,549,267
Less accumulated depreciation	(8,083,833)	(7,936,056)
Net property and equipment	4,655,731	4,613,211

Patent costs, net of accumulated amortization of $963,596 and $953,491, respectively	235,059	222,461
Trademark costs, net of accumulated amortization of $87,629 and $85,381, respectively	88,212	90,460
Restricted cash	-	323,863
Total assets	$13,443,103	$15,134,176

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	June 30,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,742,713	$948,875
Unearned revenue	1,698,895	153,944
Other current liabilities	881,735	819,839
Billings in excess of costs and estimated earnings on engineering services contracts	92,294	199,160
Current portion of long-term debt, net of deferred financing costs of $26,426 and $0, respectively	3,138,103	-
Total current liabilities	7,553,740	2,121,818

Long-term debt, net of deferred financing costs of $0 and $45,079, respectively	-	3,119,450
Other long-term liabilities	111,667	121,667
Total long-term liabilities	111,667	3,241,117

Total liabilities	7,665,407	5,362,935

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 54,140,502 and 54,108,510 shares issued and outstanding, respectively	541,405	541,085
Additional paid-in capital	134,310,065	133,901,406
Accumulated deficit	(129,073,774)	(124,671,250)
Total stockholders’ equity	5,777,696	9,771,241

Total liabilities and stockholders’ equity	$13,443,103	$15,134,176

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Product sales	$2,343,999	$1,571,390	$3,749,363	$2,416,925
Contract services	357,656	217,565	563,866	387,075
	2,701,655	1,788,955	4,313,229	2,804,000
Operating costs and expenses:
Costs of product sales	1,885,973	1,006,639	3,062,111	1,614,488
Costs of contract services	95,198	80,552	223,963	161,616
Research and development	827,129	555,465	1,505,634	1,188,247
Selling, general and administrative	2,318,636	1,470,914	3,838,553	2,774,121
	5,126,936	3,113,570	8,630,261	5,738,472

Loss from operations	(2,425,281)	(1,324,615)	(4,317,032)	(2,934,472)

Other income (expense):
Interest income	2,472	449	5,603	2,099
Interest expense	(47,578)	(21,363)	(91,346)	(22,731)
Amortization of deferred financing costs	(9,327)	(9,327)	(18,654)	(10,881)
Other	9,988	6,635	18,905	11,738
	(44,445)	(23,606)	(85,492)	(19,775)

Net loss	$(2,469,726)	$(1,348,221)	$(4,402,524)	$(2,954,247)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.08)	$(0.06)

Weighted average number of shares of common stock outstanding - basic and diluted	54,139,596	48,563,209	54,131,955	48,543,093

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,402,524)	$(2,954,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,918	204,521
Non-cash equity based compensation	376,127	128,548
Change in operating assets and liabilities:
Accounts receivable	(372,940)	371,398
Inventories	(1,568,670)	(606,778)
Prepaid expenses and other current assets	(114,991)	43,352
Accounts payable and other current liabilities	855,734	190,411
Unearned revenue	1,544,951	119,689
Billings in excess of costs and estimated earnings on
engineering services contracts	(106,866)	-
Other long-term liabilities	(10,000)	(10,000)
Net cash used in operating activities	(3,590,261)	(2,513,106)

Cash flows from investing activities:
Acquisition of property and equipment, net	(220,431)	(37,407)
Cash paid for patent and trademark fees	(22,704)	(7,691)
Net cash used in investing activities	(243,135)	(45,098)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	31,360	18,447
Proceeds from line of credit	-	3,100,000
Issuance of common stock upon exercise of employee and directors options	1,492	-
Net cash provided by financing activities	32,852	3,118,447

Decrease in cash, cash equivalents, and restricted cash	(3,800,544)	560,243
Cash, cash equivalents, and restricted cash at beginning of period	6,809,325	2,100,089
Cash, cash equivalents, and restricted cash at end of period	$3,008,781	$2,660,332

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(1)   Basis of Presentation

The accompanying Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)  Segment Reporting

UQM Technologies, Inc. (the “Company”, “UQM”, “we”, or “us”) has performed its quarterly assessment to determine if additional disclosures are required for segment reporting.  Management has determined that the Company has one operating segment because the chief operating decision maker (CODM) and management make business decisions based on product and contract services revenues taken as a whole. Therefore, no further disclosure is required at this time. Management will perform an assessment quarterly to determine if additional disclosures around this standard are needed in the future.

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

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)   Going Concern

These Consolidated Condensed Financial Statements are presented assuming that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had sustained recurring losses from continuing operations, had working capital surplus of $910,361, and accumulated deficit of $129,073,774.

On May 9, 2018, the Company announced that the Committee on Foreign Investment in the United States (“CFIUS”) would likely not approve the second stage investment as anticipated in the Stock Purchase Agreement with China National Heavy Duty Truck Co., Ltd, which would have brought approximately $23 million of cash to the Company.  Since that announcement, the Company has been investigating other favorable funding alternatives.

As of the date of the filing of this Form 10-Q, management has assessed the liquidity position of the Company per the requirements of ASU No. 2014-15 “Presentation of the Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”   Management’s cash flow forecast for the next twelve months, based on expectations of the receipt of new customer orders and revenues, indicates that the Company should be able to meet its obligations, but there can be no assurance that this will happen.  Therefore, with the losses that the Company has sustained, and its working capital at June 30, 2018, substantial doubt exists about the Company’s ability to continue as a going concern without taking additional actions and/or finalizing orders that are currently in the negotiation stage.  Management believes that additional funding may be necessary, and is evaluating numerous options, including but not limited to:

•	Renegotiation of the maturity date of Company’s line of credit with its bank;
•	Sale and leaseback transaction related to the Company’s facility;
•	Investments from strategic partners;
•	Capital market investment

Management does not believe that there is an immediate need to raise capital given the recent improvements in revenues.  Management believes that it is likely that additional funding will be available at the appropriate time given these options.

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Shipping and Handling Costs- We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products.  Accordingly, we record customer payment of shipping and handling costs as a component of net sales, and classify such costs as a component of cost of sales.

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

The effect of the adoption of new revenue recognition standard (ASC 606) on our Consolidated Statement of Operations and Balance Sheet as of December 31, 2017 as reported in our Annual Report on Form 10-K was immaterial.

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

	Six Months Ended June 30,
	2018	2017
United States & Canada	$3,025,923	$2,333,680
Asia Pacific	1,193,714	399,800
Europe	93,592	70,520
Total Revenues	$4,313,229	$2,804,000

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(6)   Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Condensed Statements of Cash Flows.

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$2,599,995	$2,074,389
Restricted cash, current	408,786	165,312
Restricted cash, long-term	-	420,631
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statements of Cash Flows	$3,008,781	$2,660,332

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

(7)   Contracts in Process

At June 30, 2018 and December 31, 2017, the estimated period to complete contracts in process ranged from one to two and one to three months, respectively.  We expect to collect all accounts receivable arising from these contracts within sixty days of billing.

The following summarizes contracts in process:

	June 30,	December 31,
	2018	2017
Costs incurred on engineering services contracts	$173,569	$56,175
Estimated earnings	591,137	144,665
	764,706	200,840
Less billings to date	(857,000)	(400,000)

Contracts in process	$(92,294)	$(199,160)

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Billings in excess of costs and estimated earnings on engineering services contracts	$(92,294)	$(199,160)
Contracts in process	$(92,294)	$(199,160)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Inventories

Inventories at June 30, 2018 and December 31, 2017 consisted of:

	June 30,	December 31,
	2018	2017
Raw materials	$9,016,230	$7,679,922
Work-in-process	601,895	289,848
Finished products	1,280,540	1,390,200
Reserve for excess and obsolete inventory	(6,988,635)	(7,018,610)
	$3,910,030	$2,341,360

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate.    During the quarter and six months ended June 30, 2018, no additional reserve was required.

(9)   Other Current Liabilities

Other current liabilities at June 30, 2018 and December 31, 2017 consisted of:

	June 30,	December 31,
	2018	2017
Accrued payroll and employee benefits	$208,698	$94,680
Accrued personal property and real estate taxes	117,566	235,133
Accrued warranty costs	400,035	333,431
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Other	20,000	21,159
	$881,735	$819,839

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarter facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance, which was 6.09% as of June 30, 2018.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Condensed Balance Sheets as of June 30, 2018 and December 31, 2017.  For additional information, see Note 6 to the Consolidated Condensed Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of June 30, 2018, the Company was in compliance with its covenants. The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of June 30, 2018,  $3,164,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit which are amortized over the term using the effective interest rate method.

(11)   Stock-Based Compensation

Stock-Based Compensation Expense

The table below shows total stock-based compensation expense for the quarters and six months ended June 30, 2018 and 2017, and the classification of these expenses:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Costs of product sales	$9,623	$4,391	$16,058	$7,327
Costs of contract services	2,284	1,280	5,207	2,097
Research and development	24,036	10,293	37,497	18,901
Selling, general and administrative	266,823	51,019	317,365	100,223
	$302,766	$66,983	$376,127	$128,548

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Option Plans Activity

Additional information with respect to stock option activity during the six months ended June 30, 2018 under our two separate stock option plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2017	3,295,502	$1.16	6.3 years	$1,383,525
Granted	1,068,322	$1.25		-
Exercised	(2,200)	$0.68		-
Forfeited	(25,583)	$0.42		5,951
Outstanding at June 30, 2018	4,336,041	$1.19	6.8 years	$1,176,545

Exercisable at June 30, 2018	2,430,072	$1.32	5.0 years	$659,520

Vested and expected to vest at June 30, 2018	3,572,402	$1.28	6.5 years	$766,878

As of June 30, 2018, there was $1,094,661 of total unrecognized compensation cost related to stock options granted under our stock option plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-five months.  The total fair value of stock options that vested during the six months ended June 30, 2018 and 2017 was $0, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of June 30, 2018 and 2017 and changes during the six months ended June 30, 2018 and 2017 are presented below:

	Six months ended June 30,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	57,760	$0.68	102,048	$0.84
Granted	188,191	$1.25	-	$-
Vested	(47,200)	$1.25	-	$-
Forfeited	-	$-	-	$-
Unvested at end of period	198,751	$1.08	102,048	$0.84

As of June 30, 2018, there was $175,193 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at June 30, 2018 is expected to be recognized over a weighted-average period of twenty-seven months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Employee Stock Purchase Plan Activity

During the six months ended June 30, 2018 and 2017, we issued 29,792 and 47,235 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Employee Stock Purchase Plan for the six months ended June 30, 2018 and 2017 was $31,360 and $18,447, respectively. As of June 30, 2018,  21,859 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Employee Stock Purchase Plan.

(12)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the six months ended June 30, 2018 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2017	54,108,510	$541,085	$133,901,406	$(124,671,250)	$9,771,241

Issuance of common stock under employee stock purchase plan	18,138	181	17,776	-	17,957
Compensation expense from employee and director stock option and common stock grants	-	-	73,361	-	73,361
Net loss	-	-	-	(1,932,798)	(1,932,798)
Balances at March 31, 2018	54,126,648	$541,266	$133,992,543	$(126,604,048)	$7,929,761

Issuance of common stock under employee stock purchase plan	11,654	117	13,286	-	13,403
Issuance of common stock upon exercise of employee and director options	2,200	22	1,470	-	1,492
Retirement of vested shares				-	-
Compensation expense from employee and director stock option and common stock grants	-	-	302,766	-	302,766
Net loss	-	-	-	(2,469,726)	(2,469,726)
Balances at June 30, 2018	54,140,502	$541,405	$134,310,065	$(129,073,774)	$5,777,696

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
February, 2014	2,864,872	1,489,733	August 6, 2014	August 5, 2018
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020
	10,864,872	5,489,733

Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2017	5,489,733	$1.53	2.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at June 30, 2018	5,489,733	$1.53	1.75 years

Exercisable at June 30, 2018	5,489,733	$1.53	1.75 years

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Customer A	$53,998	2%	$224,730	13%	$109,709	3%	$224,730	8%
Customer B	$136,026	5%	$32,270	2%	$238,513	6%	$34,282	1%
Customer C	$296,002	11%	$-	-%	$356,002	8%	$-	-%
Customer D	$393,481	15%	$142,334	8%	$609,639	14%	$175,138	6%
Customer E	$394,520	15%	$211,000	12%	$691,730	16%	$300,000	11%
Customer F	$425,275	16%	$60,000	3%	$425,275	10%	$60,000	2%
Customer G	$437,149	16%	$847,601	47%	$936,908	22%	$1,406,535	50%

The following table summarizes accounts receivable from significant customers as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Customer A	5%	-%
Customer B	10%	2%
Customer C	-%	-%
Customer D	19%	4%
Customer E	11%	-%
Customer F	-%	-%
Customer G	36%	80%

(14) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

As of June 30, 2018 and 2017, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2018, the Company’s tax years for 2012 to 2017 are subject to examination by the tax authorities.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(15) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net loss	$(2,469,726)	$(1,348,221)	$(4,402,524)	$(2,954,247)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	54,139,596	48,563,209	54,131,955	48,543,093

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.08)	$(0.06)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2018	2017

Non-vested stock bonus plan shares	198,751	102,048
Stock options outstanding	4,357,900	3,024,234
Warrants to purchase common stock	5,489,733	5,489,733

(16) Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its debt of $3,138,103 is reported at amortized cost.  The Company’s debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(17) Commitments and Contingencies

Employment Agreements

Effective July 1, 2017, the Company entered into new employment agreement with each of its four officers, which will expire on December 31, 2019.  The aggregate future base salary payable to the executive officers over their remaining terms is $1,647,006.

Lease Commitments

There were no operating leases or rental expense during the respective six months ended June 30, 2018 and 2017.

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

Introduction

UQM Technologies, Inc. (the “Compnay”, “UQM”, “we”, or “us”) develops, manufactures, and sells power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets.  We generate revenue from two principal activities: 1) the sale of motors, generators, electronic controls, and fuel cell compressors; and 2) research, development, and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering service revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine, and industrial markets. These products are all intended to be highly efficient permanent magnet designs and feature outstanding performance, package size, and weight valued by our customers. We believe our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an ISO 9001 and IATF 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. We believe this team has the ability and background to grow the business to significantly higher levels.

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are taking steps to drive business development in various ways including:

•

We have created a well-defined, structured process to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, military and other targeted markets both domestically and internationally.

•	We hired our first employees in China in 2016. As China represents the largest market in the world for electric vehicles, we believe our presence in that market is critical to our long-term success.

•

On August 28, 2017, we entered into a definitive stock purchase agreement with China National Heavy Duty Truck Group Co., Ltd. through its wholly-owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited, a Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.

•	We have developed a customer pipeline where we identified potential customers that we believe are synergistic and strategic in nature for longer-term growth potential.

•	We are building potentially long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately leading to volume production operations.

•	We strive to improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We involve all functional groups within the Company to support the needs of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will eventually become cash flow positive and ultimately profitable.

Recent Events

On June 7, 2018, we announced that Green4U Technologies, Inc. (“Green4U”), located in Georgia, has chosen UQM to be its supplier of choice for eDrives for an array of electric vehicles designed for fleet operators. Green4U plans to market a range of U.S. manufactured EVs primarily for business use but also suitable for consumers. The UQM platform is expected to enable Green4U to expand its EV product line to SUVs and medium-to-large commercial vehicles like buses and work trucks.

On June 12, 2018, we announced the receipt of an order for a PowerPhase®DT system from the Chung Shing Group, located in Taiwan. Chung Shing has selected the UQM PowerPhase DT system for evaluation and trial for their electric bus offering.

Financial Condition

Cash and cash equivalents at June 30, 2018 were $2,599,995 and working capital was $910,361, compared with $6,309,269 and $7,762,363, respectively, at December 31, 2017.  The change in cash and working capital is primarily attributable to operating losses, and investments in inventory, offset in part by prepayments received from customers.

Restricted cash (current and long-term) at June 30, 2018 was $408,786 versus $500,056 at December 31, 2017.  The restricted cash is reserved for payment of the interest on the line of credit.

Accounts receivable increased $372,940 to $1,196,733 at June 30, 2018 from $823,793 at December 31, 2017.  The increase is primarily due to the mix in customer credit terms and increased customer shipments at the end of the second quarter.  Our sales are conducted through acceptance of customer purchase orders, or in some cases, through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms require irrevocable letters of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of June 30, 2018 and December 31, 2017, we had no allowance for bad debts.

Total inventories increased $1,568,670 to $3,910,030 at June 30, 2018 from $2,341,360 at December 31, 2017 reflecting an increase in raw materials and work-in-process for confirmed sales orders to be sold to customers in 2018.

Prepaid expenses and other current assets increased to $348,557 at June 30, 2018 from $233,566 at December 31, 2017, primarily due to an increase in vendor prepayments.

We invested $220,431 for the acquisition of property and equipment during the six months ended June 30, 2018, compared to $37,407 during the comparable period last year. We purchase property and equipment to augment and replace existing fixed assets.

Patent costs increased $12,598 for the six months ended June 30, 2018 due to new patent costs offset by amortization. Trademark costs decreased $2,248 for the six months ended June 30, 2018 due to amortization.

Accounts payable increased $793,838 to $1,742,713 at June 30, 2018 from $948,875 at December 31, 2017, primarily due to the timing of vendor payments and increased purchases of inventory.

Unearned revenue increased to $1,698,895 at June 30, 2018 from $153,944 at December 31, 2017.  The increase is attributable to an increase in customer deposits for future shipments.

Other current liabilities increased to $881,735 at June 30, 2018 from $819,839 at December 31, 2017. The change is attributable to an increase in accrued warranty costs which reflect the increase in sales in the current year.

Debt net of deferred financing costs (current and long-term) increased $18,653 during the six months ended June 30, 2018 due to amortization of the deferred financing costs.

Billings in excess of costs and estimated earnings on engineering services contracts were $92,294 and $199,160 at June 30, 2018 and December 31, 2017, respectively. The decrease was due to timing of billings and completion of customer contracts in 2018.

Other long-term liabilities decreased $10,000 to $111,667 at June 30, 2018 from $121,667 at December 31, 2017 due to amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital were $541,405 and $134,310,065, respectively, at June 30, 2018 compared to $541,085 and $133,901,406 at December 31, 2017. The increase in common stock and additional paid-in capital were primarily attributable to the issuance of common stock under the employee stock purchase plan and the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans.

Results of Operations

Quarter Ended June 30, 2018

Revenue

Product sales revenue for the quarter ended June 30, 2018 increased to $2,343,999 versus $1,571,390 for the comparable period last year, reflecting increased shipments in all product lines.

Revenue from contract services was $357,656 for the quarter ended June 30, 2018  versus $217,565 for the comparable period last year. The increase is due to customer contracts in progress.

Gross Profit Margin

Total gross profit margin for the quarter ended June 30, 2018 decreased to 26.7 percent compared to 39.2 percent for the comparable period in the prior year. Gross profit margin on product sales for the quarter this year decreased to 19.5 percent compared to 35.9 percent for the same period last year primarily due to higher sales of lower margin products. Gross profit margin on contract services was 73.4 percent for the quarter this year compared to 63.0 percent for the same period last year, resulting from a change in the mix of contracts in process during the respective periods.

Costs and Expenses

Research and development expenditures for the quarter ended June 30, 2018 increased to $827,129 compared to $555,465 for the same period last year. The increase is related to a greater focus on internally funded development projects.

Selling, general and administrative expenses for the quarter ended June 30, 2018 was $2,318,636 compared to $1,470,914 for the same period last year. The increase is primarily attributable to legal fees and timing of annual bonuses in the current period compared to the same period last year.

Other income and (expenses)

Interest income increased to $2,472 versus $449 for the quarter ended June 30, 2018 compared to the same period last year.  The increase is attributable to higher levels of invested cash balance.

Interest expense was $47,578 for the quarter ended June 30, 2018 compared to $21,363 as of June 30, 2017.  The increase is attributable to interest paid on the borrowings from the bank line of credit which was secured in March 2017.

Amortization of deferred financing costs was $9,327 for each quarter ended June 30, 2018 and 2017, respectively.

Other income for the quarter ended June 30, 2018 was $9,988 compared to $6,635 for the same period last year.  The increase is primarily attributable to miscellaneous payments received in the respective periods.

Net Loss

As a result, net loss for the quarter ended June 30, 2018 was $2,469,726, or $0.05 per common share, compared to a net loss of $1,348,221, or $0.03 per common share, for the comparable period last year.

Six Months Ended June 30, 2018

Revenue

Product sales revenue for the six months ended June 30, 2018 increased to $3,749,363 versus $2,416,925 for the comparable period last year, reflecting increased shipments in all product lines.

Revenue from contract services was $563,866 for the six months ended June 30, 2018  versus $387,075 for the comparable period last year. The increase is due to customer contracts in progress.

Gross Profit Margin

Total gross profit margin for the six months ended June 30, 2018 decreased to 23.8 percent compared to 36.7 percent for the comparable period in the prior year. Gross profit margin on product sales for the six months this year decreased to 18.3 percent compared to 33.2 percent for the same period last year primarily due to increased production department expenses related to increased headcount to support higher production demands and higher sales of lower margin products. Gross profit margin on contract services was 60.3 percent for the six months this year compared to 58.3 percent for the same period last year, resulting from a change in the mix of contracts in process during the respective periods.

Costs and Expenses

Research and development expenditures for the six months ended June 30, 2018 increased to $1,505,634 compared to $1,188,247 for the same period last year. The increase is related to a greater focus on internally funded development projects.

Selling, general and administrative expenses for the six months ended June 30, 2018 was $3,838,548 compared to $2,774,121 for the same period last year. The increase is primarily attributable to legal fees and timing of annual bonuses in the current period compared to the same period last year.

Other income and (expenses)

Interest income increased to $5,603 versus $2,099 for the six months ended June 30, 2018 compared to the same period last year.  The increase is attributable to higher levels of invested cash balance.

Interest expense was $91,346 for the six months ended June 30, 2018 compared to $22,731 as of June 30, 2017.  The increase is attributable to interest paid on the borrowings from the bank line of credit which was secured in March 2017.

Amortization of deferred financing costs was $18,654 for the six months ended June 30, 2018 versus $10,881 in the same period last year.

Other income for the six months ended June 30, 2018 was $18,905 compared to $11,738 for the same period last year.  The increase is primarily attributable to miscellaneous payments received in the respective periods.

Net Loss

As a result, net loss for the six  months ended June 30, 2018 was $4,402,524, or $0.08 per common share, compared to a net loss of $2,954,247, or $0.06 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the six months ended June 30, 2018 were adequate to meet operating needs.  At June 30, 2018, we had working capital of $910,361 compared to $7,762,363 at December 31, 2017. The decrease in working capital is primarily attributable to funding operations, higher unearned revenue and debt being reclassified from long-term to current because of its maturity date.

For the six months ended June 30, 2018, net cash used in operating activities was $3,590,261 compared to net cash used in operating activities of $2,513,106 for the comparable period last year. The increase in cash used in operating activities is due to higher accounts receivable and inventory purchases which is offset by higher unearned revenue.

Net cash used in investing activities for the six months ended June 30, 2018 was $243,135 compared to net cash used in investing activities of $45,098 for the comparable six months last year. The increase for the six months ended June 30, 2018 was primarily due to the acquisition of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2018 was $32,852 compared to net cash provided by financing activities of $3,118,447 for the comparable period last year. The change is primarily due to borrowings on the line of credit in the prior year.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, cash generated from operations, and bank financing resources. On March 15, 2017, the Company entered into a non-revolving line of credit with a lender for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due.   For additional information, see Note 10 of the Consolidated Condensed Financial Statements.  Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

If our existing financial resources are not sufficient to execute our business plan, we may issue equity or debt securities in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources.  See Footnote 4 to the Consolidated Condensed Financial Statements related to management’s assessment of the Company’s ability to continue as a going concern.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of June 30, 2018:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt obligations	$3,164,529	$3,164,529	$—	$—	$—
Purchase obligations	4,387,627	4,387,627	—	—	—
Total	$7,552,156	$7,552,156	$—	$—	$—

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the Consolidated Condensed Financial Statements and accompanying notes.  Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. There have been no material changes in our Condensed Consolidated Financial Statements based on any of our critical accounting policies including the adoption of ASC 606, during the six months ended June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15 under the U.S. Securities and Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2018, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Quarters ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$2,469,726	$1,348,221	$4,402,524	$2,954,247

As of June 30, 2018 and December 31, 2017, we had accumulated deficits of $129,073,774 and $124,671,250, respectively.

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

Our net loss for the six months ended June 30, 2018 was $4,402,524 versus a net loss for the comparable period last year of $2,954,247.  Our net loss for the year ended December 31, 2017 was $4,778,316. At June 30, 2018, our cash, cash equivalents and restricted cash totaled $3,008,781.  We expect our losses to continue for the foreseeable future. See Footnote 4 to the Consolidated Condensed Financial Statements related to management’s assessment of the Company’s ability to continue as a going concern.

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
Date: August 1, 2018
	/s/	DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)