Form 10-Q
period 2018-09-30
UQM TECHNOLOGIES INC
filed 2018-10-31
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September  30, 2018

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

Yes   X   No

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
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

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share, at October 29,  2018 was 54,253,731.

i

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,487,132	$6,309,269
Restricted cash	358,627	176,193
Accounts receivable	1,287,194	823,793
Costs and estimated earnings in excess of billings on uncompleted contracts	45,850	-
Inventories, net	4,575,472	2,341,360
Prepaid expenses and other current assets	452,307	233,566
Total current assets	9,206,582	9,884,181

Property and equipment, at cost:
Land	896,388	896,388
Building	4,516,301	4,516,301
Machinery and equipment	7,413,005	7,136,578
	12,825,694	12,549,267
Less accumulated depreciation	(8,182,410)	(7,936,056)
Net property and equipment	4,643,284	4,613,211

Patent costs, net of accumulated amortization of $968,891 and $953,491, respectively	252,134	222,461
Trademark costs, net of accumulated amortization of $88,753 and $85,381, respectively	87,088	90,460
Restricted cash	-	323,863
Total assets	$14,189,088	$15,134,176

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	September 30,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,644,797	$948,875
Unearned revenue	2,201,597	153,944
Other current liabilities	1,018,172	819,839
Billings in excess of costs and estimated earnings on engineering services contracts	277,967	199,160
Current portion of long-term debt, net of deferred financing costs of $17,099 and $0, respectively	3,147,430	-
Total current liabilities	9,289,963	2,121,818

Long-term debt, net of deferred financing costs of $0 and $45,079, respectively	-	3,119,450
Other long-term liabilities	106,667	121,667
Total long-term liabilities	106,667	3,241,117

Total liabilities	9,396,630	5,362,935

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 54,228,955 and 54,108,510 shares issued and outstanding, respectively	542,290	541,085
Additional paid-in capital	134,465,515	133,901,406
Accumulated deficit	(130,215,347)	(124,671,250)
Total stockholders’ equity	4,792,458	9,771,241

Total liabilities and stockholders’ equity	$14,189,088	$15,134,176

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Product sales	$3,747,846	$2,752,554	$7,497,209	$5,169,479
Contract services	637,576	-	1,201,442	387,075
	4,385,422	2,752,554	8,698,651	5,556,554
Operating costs and expenses:
Costs of product sales	2,999,394	1,471,334	6,061,505	3,085,822
Costs of contract services	346,775	-	570,738	161,616
Research and development	396,690	403,273	1,902,324	1,591,520
Selling, general and administrative	1,839,872	1,983,450	5,678,428	4,757,571
	5,582,731	3,858,057	14,212,995	9,596,529

Loss from operations	(1,197,309)	(1,105,503)	(5,514,344)	(4,039,975)
Other income (expense), net	55,731	(43,904)	(29,753)	(63,679)
Gain on sale of long-lived assets	-	606,006	-	606,006
Net loss	$(1,141,578)	$(543,401)	$(5,544,097)	$(3,497,648)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.10)	$(0.07)

Weighted average number of shares of common stock outstanding - basic and diluted	54,208,477	48,941,702	54,158,607	48,677,423

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(5,544,097)	$(3,497,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,241	302,385
Non-cash equity based compensation	525,624	269,891
Gain on sale of long-lived assets	-	(606,006)
Change in operating assets and liabilities:
Accounts receivable	(463,401)	529,208
Costs and estimated earnings on uncompleted contracts	(45,850)	29,917
Inventories	(2,234,112)	(939,197)
Prepaid expenses and other current assets	(218,741)	(43,198)
Accounts payable and other current liabilities	1,894,255	375,298
Unearned revenue	2,047,653	470,633
Billings in excess of costs and estimated earnings on
engineering services contracts	78,807	25,378
Other long-term liabilities	(15,000)	(15,000)
Net cash used in operating activities	(3,651,621)	(3,098,339)

Cash flows from investing activities:
Acquisition of property and equipment, net	(306,561)	(46,158)
Cash paid for patent and trademark fees	(45,074)	(13,411)
Cash proceeds from the sale of long-lived assets	-	1,392,948
Net cash (used in) / provided by investing activities	(351,635)	1,333,379

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	32,881	36,327
Proceeds from line of credit	-	3,100,000
Payment of employee tax withholdings in exchange for return of common stock	(10,462)	(12,381)
Issuance of common stock upon definitive stock purchase agreement	-	5,099,898
Issuance of common stock upon exercise of employee and directors options	17,271	18,763
Net cash provided by financing activities	39,690	8,242,607

(Decrease) / increase in cash, cash equivalents, and restricted cash	(3,963,566)	6,477,647
Cash, cash equivalents, and restricted cash at beginning of period	6,809,325	2,100,089
Cash, cash equivalents, and restricted cash at end of period	$2,845,759	$8,577,736

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

(2)  Segment Reporting

UQM Technologies, Inc. (the “Company”, “UQM”, “we”, or “us”) has performed its quarterly assessment to determine if additional disclosures are required for segment reporting.  Management has determined that the Company has one operating segment because the chief operating decision maker and management make business decisions based on product and contract services revenues taken as a whole. Therefore, no further disclosure is required at this time. Management will perform an assessment quarterly to determine if additional disclosures around this standard are needed in the future.

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

In February 2016, the FASB issued a new standard, ASU 2016-02, in which the lessee should recognize an asset and liability that arise from leases no matter the type of lease the company enters into.  A lessee should recognize in the statement of financial position a liability allocated on a straight-line basis over the lease term to make lease payments and a right-of-use asset measured at the present value of the lease payments representing its right to use the underlying asset for the lease term.  All cash payments should be classified in the operating activities section of the statement of cash flows.  Another requirement under the new standard is that a company must separate the lease components from the nonlease components in a contract.  Only the lease components are subject to ASU 2016-02 recognition and measurement.  Lessees may make an accounting policy election to not separate lease components from nonlease components.  Both qualitative and quantitative disclosures are required.  Recognition and measurement is required at the beginning of the earliest period presented using a modified retrospective or cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company entered into a new operating lease in the quarter ended September 30, 2018 and is currently evaluating the effect on its financial statements.  See Note 17 for current disclosures.

In

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)   Going Concern

These Consolidated Condensed Financial Statements are presented assuming that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company had sustained recurring losses from continuing operations, had a  working capital deficit of $83,381, and accumulated deficit of $130,215,347.

On May 9, 2018, the Company announced that the Committee on Foreign Investment in the United States would likely not approve the second stage investment as anticipated in the Stock Purchase Agreement with China National Heavy Duty Truck Co., Ltd, which would have brought approximately $23 million of cash to the Company.  Since that announcement, the Company has been investigating other potentially favorable funding alternatives.

As of the date of the filing of this Form 10-Q, management has assessed the liquidity position of the Company per the requirements of ASU No. 2014-15 “Presentation of the Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”   Management’s cash flow forecast for the next twelve months, based on expectations of the receipt of new customer orders and revenues, indicates that the Company should be able to meet its obligations, but there can be no assurance that this will happen.  Therefore, with the losses that the Company has sustained, and its working capital deficit at September 30, 2018, substantial doubt exists about the Company’s ability to continue as a going concern without taking additional actions and/or finalizing orders that are currently in the negotiation stage.  Management believes that additional funding may be necessary, and is evaluating numerous options, including but not limited to:

•	Renegotiation of the maturity date of Company’s line of credit with its bank;
•	Sale and leaseback transaction related to the Company’s facility;
•	Investments from strategic partners; and
•	Capital market investment.

Management does not believe that there is an immediate need to raise capital given the recent improvements in revenues.  Management believes that it is likely that additional funding will be available at the appropriate time given these options, however, there can be no assurance that outside capital will ultimately be available to the Company on reasonable terms, if at all.

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

(5) Revenue Recognition

Accounting Policies

Product Sales- Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.  The majority of the Company’s contracts have a single performance obligation to transfer products.  Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price.  The Company sells its products directly to customers under agreements with payment terms of prepayment or generally net 30 days for credit qualified customers.

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

Product Warranties- Our standard product warranty is for one year and provides assurance to the customer that the purchased product will function as intended and complies with agreed-upon specifications.  A customer can negotiate an extended warranty period from four months up to four years.  The cost of the warranty can be included in the price of the unit or separately stated as a line item in the contract.  A majority of our customers have the warranty included in the sales price of the product which is then accounted for as a guarantee.  Warranties that are stated as a separate line item in the contract are considered a single performance obligation which is recognized by the time elapsed input method.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

	Nine Months Ended September 30,
	2018	2017
United States & Canada	$5,050,379	$3,093,034
Asia Pacific	3,504,679	2,227,800
Europe	143,593	235,720
Total Revenues	$8,698,651	$5,556,554

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(6)   Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Condensed Statements of Cash Flows.

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$2,487,132	$8,035,754
Restricted cash, current	358,627	165,575
Restricted cash, long-term	-	376,407
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statements of Cash Flows	$2,845,759	$8,577,736

Restricted cash classified as a current asset on the Consolidated Condensed Balance Sheets represents the amount required to be set aside pursuant to a contractual agreement with the Company’s lender for the payment of interest on borrowings from the line of credit that is expected to be paid within the next twelve months.   In addition, restricted cash included in other long-term assets on the Consolidated Condensed Balance Sheets represents interest due on the line of credit more than twelve months from the date of the financial statements as contractually required by the lender.  The restrictions will lapse when the related debt is paid back in full.

(7)   Contracts in Process

At September 30, 2018 and December 31, 2017, the estimated period to complete contracts in process ranged from one to five and one to three months, respectively.  We expect to collect all accounts receivable arising from these contracts within ninety days of billing.

The following summarizes contracts in process:

	September 30,	December 31,
	2018	2017
Costs incurred on engineering services contracts	$158,047	$56,175
Estimated earnings	445,236	144,665
	603,283	200,840
Less billings to date	(835,400)	(400,000)

Contracts in process	$(232,117)	$(199,160)

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$45,850	$-
Billings in excess of costs and estimated earnings on engineering services contracts	(277,967)	(199,160)
Contracts in process	$(232,117)	$(199,160)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Inventories

Inventories at September 30, 2018 and December 31, 2017 consisted of:

	September 30,	December 31,
	2018	2017
Raw materials	$9,178,495	$7,679,922
Work-in-process	1,073,612	289,848
Finished products	1,298,089	1,390,200
Reserve for excess and obsolete inventory	(6,974,724)	(7,018,610)
	$4,575,472	$2,341,360

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate.    During the quarter and nine months ended September 30, 2018, no additional reserve was required.

(9)   Other Current Liabilities

Other current liabilities at September 30, 2018 and December 31, 2017 consisted of:

	September 30,	December 31,
	2018	2017
Accrued payroll and employee benefits	$216,103	$94,680
Accrued personal property and real estate taxes	176,350	235,133
Accrued warranty costs	470,283	333,431
Accrued royalties	48,336	48,336
Accrued import duties	87,100	87,100
Other	20,000	21,159
	$1,018,172	$819,839

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarter facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance, which was 6.26% as of September 30, 2018.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Condensed Balance Sheets as of September 30, 2018 and December 31, 2017.  For additional information, see Note 6 to the Consolidated Condensed Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of September 30, 2018, the Company was in compliance with its covenants. The non-revolving line of credit will expire on March 15, 2019, and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of September 30, 2018,  $3,164,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit which are amortized over the term using the effective interest rate method.

(11)   Stock-Based Compensation

Stock-Based Compensation Expense

The table below shows total stock-based compensation expense for the quarters and nine months ended September 30, 2018 and 2017, and the classification of these expenses:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Costs of product sales	$9,637	$9,300	$25,695	$16,627
Costs of contract services	6,900	-	12,107	2,097
Research and development	16,275	18,521	53,772	37,422
Selling, general and administrative	116,685	113,522	434,050	213,745
	$149,497	$141,343	$525,624	$269,891

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Stock Option Plans Activity

Additional information with respect to stock option activity during the nine months ended September 30, 2018 under our two separate stock option plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2017	3,295,502	$1.16	6.3 years	$1,383,525
Granted	1,068,322	$1.25		-
Exercised	(23,964)	$0.72		-
Forfeited	(145,778)	$1.89		7,178
Outstanding at September 30, 2018	4,194,082	$1.16	6.7 years	$1,225,225

Exercisable at September 30, 2018	2,730,432	$1.19	5.4 years	$921,790

Vested and expected to vest at September 30, 2018	3,449,842	$1.25	6.4 years	$812,630

As of September 30, 2018, there was $969,934 of total unrecognized compensation cost related to stock options granted under our stock option plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-four months.  The total fair value of stock options that vested during the nine months ended September 30, 2018 and 2017 was $325,898 and $236,328, respectively.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of September 30, 2018 and 2017 and changes during the nine months ended September 30, 2018 and 2017 are presented below:

	Nine months ended September 30,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	57,760	$0.68	102,048	$0.84
Granted	188,191	$1.25	23,735	$0.87
Vested	(76,079)	$1.03	(68,023)	$0.98
Forfeited	-	$-	-	$-
Unvested at end of period	169,872	$1.15	57,760	$0.68

As of September 30, 2018, there was $156,335 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at September 30, 2018 is expected to be recognized over a weighted-average period of twenty-six months.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

Employee Stock Purchase Plan Activity

During the nine months ended September 30, 2018 and 2017, we issued 31,187 and 45,849 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Employee Stock Purchase Plan for the nine months ended September 30, 2018 and 2017 was $32,881 and $17,881, respectively. As of September 30, 2018,  25,609 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Employee Stock Purchase Plan.

(12)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the nine months ended September 30, 2018 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2017	54,108,510	$541,085	$133,901,406	$(124,671,250)	$9,771,241

Issuance of common stock under employee stock purchase plan	18,138	181	17,776	-	17,957
Compensation expense from employee and director stock option and common stock grants	-	-	73,361	-	73,361
Net loss	-	-	-	(1,932,798)	(1,932,798)
Balances at March 31, 2018	54,126,648	$541,266	$133,992,543	$(126,604,048)	$7,929,761

Issuance of common stock under employee stock purchase plan	11,654	117	13,286	-	13,403
Issuance of common stock upon exercise of employee and director options	2,200	22	1,470	-	1,492
Retirement of vested shares				-	-
Compensation expense from employee and director stock option and common stock grants	-	-	302,766	-	302,766
Net loss	-	-	-	(2,469,721)	(2,469,721)
Balances at June 30, 2018	54,140,502	$541,405	$134,310,065	$(129,073,769)	$5,777,701
Issuance of common stock upon exercise of employee and director options	21,764	218	15,561	-	15,779
Issuance of common stock under employee stock purchase plan	1,395	14	1,507	-	1,521
Issuance of common stock under stock bonus plan	76,079	761	(761)	-	-
Common stock used for tax withholdings	(10,785)	(108)	(10,354)	-	(10,462)
Compensation expense from employee and director stock option and common stock grants	-	-	149,497	-	149,497
Net loss	-	-	-	(1,141,578)	(1,141,578)
Balances at September 30, 2018	54,228,955	$542,290	$134,465,515	$(130,215,347)	$4,792,458

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020

			Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2017	5,489,733	$1.53	2.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	(1,489,733)	$2.13
Outstanding at September 30, 2018	4,000,000	$1.31	2.1 years

Exercisable at September 30, 2018	4,000,000	$1.31	2.1 years

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(13)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017

Customer A	$269,576	6%	$52,364	2%	$879,215	10%	$227,502	4%
Customer B	$418,313	10%	$-	-%	$1,110,042	13%	$300,000	5%
Customer C	$426,026	10%	$-	-%	$782,028	9%	$-	-%
Customer D	$793,506	18%	$308,341	11%	$1,730,414	20%	$1,714,876	31%
Customer E	$1,275,000	29%	$1,800,000	65%	$1,275,000	15%	$1,974,000	36%

The following table summarizes accounts receivable from significant customers as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Customer A	22%	4%
Customer B	-%	-%
Customer C	1%	-%
Customer D	43%	80%
Customer E	-%	-%

(14) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

As of September 30, 2018 and 2017, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(15) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net loss	$(1,141,578)	$(543,401)	$(5,544,097)	$(3,497,648)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	54,208,477	48,941,702	54,158,607	48,677,423

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.10)	$(0.07)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2018	2017

Non-vested stock bonus plan shares	169,872	57,760
Stock options outstanding	4,219,691	3,409,262
Warrants to purchase common stock	4,000,000	5,489,733

(16) Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its debt of $3,147,430 is reported at amortized cost.  The Company’s debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(17) Commitments and Contingencies

Employment Agreements

Effective July 1, 2017, the Company entered into new employment agreements with each of its four officers, which have terms through December 31, 2019.  The aggregate future base salary payable to the executive officers over the remaining terms of their employment agreements is $1,372,505.

Lease Commitments

Operating lease: In July 2018, the Company entered into a new lease agreement for its customer service center in Shanghai, China with a lease term of four years, effective July 30, 2018 through August 31, 2022. There were no operating leases or rental expense during the nine months ended September 30, 2017.

The table below summarizes the Company's scheduled future minimum lease payments under facility operating leases having initial or remaining non-cancellable lease terms of more than one year as of September 30, 2018:

2019	$24,712
2020	25,536
2021	27,183
2022	18,122
Thereafter	-
$95,553

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

Introduction

UQM Technologies, Inc. (the “Company”, “UQM”, “we”, or “us”) develops, manufactures, and sells power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets.  We generate revenue from two principal activities: 1) the sale of motors, generators, electronic controls, and fuel cell compressors; and 2) research, development, and application engineering contract services. Our product sales consist of annually recurring volume production, prototype low volume sales, and revenues derived from the sale of refurbished and serviced products. The sources of engineering service revenue typically vary from year to year and individual projects may vary substantially in their periods of performance and aggregate dollar value.

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

•

We have expanded our staff in China, and during the current quarter, we opened a customer service center in Shanghai.  China represents the largest market in the world for electric vehicles and we believe our presence in that market is critical to our long-term success.

•

On August 28, 2017, we entered into a definitive stock purchase agreement (“Agreement”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly-owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited, a Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.  Today CNHTC owns approximately 9.9% of our outstanding shares of common stock.

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

Recent Events

On July 31, 2018, we announced that we had signed a lease agreement in Shanghai, China to open a customer service center for both our fuel cell compressor systems and propulsions systems. The facility should allow us to provide quick turnaround for service and spare parts to our customers in China, and eventually assemble the fuel cell compressor systems in that region.

On August 9, 2018, we announced that we had received new fuel cell compressor system purchase orders from several new and existing Chinese customers, including our major Chinese OEM customer. The new purchase orders are valued at approximately $3.0 million. All these orders represent incremental new business with shipments expected to be delivered through 2018 and into 2019.

On August 30, 2018, we announced that we had received an order from Lightning Systems for our eDT 220 electric propulsion systems for use in several new projects, including Class 6 vehicles for Zeem Solutions, located in New York, and a city bus program for Via Mobility, located in Boulder, Colorado. Shipments are currently expected to commence in 2018 and continue into 2019. We supply various powertrain components to Lightning Systems, including the UQM E-Drive paired with different gearbox solutions, making us the Tier 1 provider for the full assembly.

On September 11, 2018, we announced that we had unveiled our newest product launch at the Electric & Hybrid Vehicle Technology Expo held in Novi, Michigan. We introduced a full lineup of PowerPhase® HD2 electric motor inverters, which complements our signature motors and software controls, to further serve our customers in the electric vehicle market.

Financial Condition

Cash and cash equivalents at September 30, 2018 were $2,487,132 and we had a working capital deficit of ($83,381), compared with $6,309,269 and $7,762,363, respectively, at December 31, 2017.  The change in cash and working capital is primarily attributable to operating losses,  debt obligations being reclassified from long-term to current, and investments in inventory, offset in part by prepayments received from customers.

Restricted cash (current and long-term) at September 30, 2018 was $358,627 versus $500,056 at December 31, 2017.  The restricted cash is reserved for payment of the interest on the line of credit.

Accounts receivable increased $463,401 to $1,287,194 at September 30, 2018 from $823,793 at December 31, 2017.  The increase is primarily due to the mix in customer credit terms and increased customer shipments at the end of the third quarter.  Our sales are conducted through acceptance of customer purchase orders, or in some cases, through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms require irrevocable letters of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of September 30, 2018 and December 31, 2017, we had no allowance for bad debts.

Costs in excess of billings on uncompleted engineering service contracts were $45,850 and $0 at September 30, 2018 and December 31, 2017, respectively. The increase was due to timing of costs incurred and billings on customer contracts in progress at the end of the quarter.

Total inventories increased $2,234,112 to $4,575,472 at September 30, 2018 from $2,341,360 at December 31, 2017 reflecting an increase in raw materials and work-in-process for confirmed sales orders to be sold to customers in 2018.

Prepaid expenses and other current assets increased to $452,307 at September 30, 2018 from $233,566 at December 31, 2017, primarily due to an increase in vendor prepayments.

We invested $306,561 for the acquisition of property and equipment during the nine months ended September 30, 2018, compared to $46,158 during the comparable period last year. We purchase property and equipment to augment and replace existing fixed assets based on operational needs.

Patent costs increased $29,673 for the nine months ended September 30, 2018 due to new patent costs offset by amortization. Trademark costs decreased $3,372 for the nine months ended September 30, 2018 due to amortization.

Accounts payable increased $1,695,922 to $2,644,797 at September 30, 2018 from $948,875 at December 31, 2017, primarily due to the timing of vendor payments and increased purchases of inventory.

Unearned revenue increased to $2,201,597 at September 30, 2018 from $153,944 at December 31, 2017.  The increase is attributable to an increase in customer deposits for future shipments.

Other current liabilities increased to $1,018,172 at September 30, 2018 from $819,839 at December 31, 2017. The change is attributable to an increase in accrued warranty costs which reflect the increase in sales in the current year  and payroll and employee benefits.

Billings in excess of costs and estimated earnings on engineering services contracts were $277,967 and $199,160 at September 30, 2018 and December 31, 2017, respectively. The increase was due to timing of billings and completion of customer contracts in 2018.

Debt net of deferred financing costs (current and long-term) increased $27,980 during the nine months ended September 30, 2018 due to amortization of the deferred financing costs.

Other long-term liabilities decreased $15,000 to $106,667 at September 30, 2018 from $121,667 at December 31, 2017 due to amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital were $542,290 and $134,465,515, respectively, at September 30, 2018 compared to $541,085 and $133,901,406 at December 31, 2017. The increase in common stock and additional paid-in capital were primarily attributable to the issuance of common stock under the employee stock purchase plan and the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans.

Results of Operations

Quarter Ended September 30, 2018

Revenue

Product sales revenue for the quarter ended September 30, 2018 increased to $3,747,846 versus $2,752,554 for the comparable period last year, reflecting increased shipments in all product lines.

Revenue from contract services was $637,576 for the quarter ended September 30, 2018  versus $0 for the comparable period last year. The increase is due to externally funded development contracts in progress.

Gross Profit Margin

Total gross profit margin for the quarter ended September 30, 2018 decreased to 23.7 percent compared to  46.6 percent for the comparable period in the prior year. Gross profit margin on product sales for the quarter this year decreased to 20.0 percent compared to 46.6 percent for the same period last year primarily due to higher sales of lower margin products and increased production headcount. Gross profit margin on contract services was 45.6 percent for the quarter this year compared to 0.0 percent for the same period last year, resulting from securing new contracts in the current period.

Costs and Expenses

Research and development expenditures for the quarter ended September 30, 2018 decreased to $396,690 compared to $403,273 for the same period last year. The decrease is related to a greater focus on externally funded development projects.

Selling, general and administrative expenses for the quarter ended September 30, 2018 was $1,839,872 compared to $1,983,450 for the same period last year. The decrease is primarily attributable to variable compensation and business development expenses in the current period compared to the same period last year.

Other income (expense)

Other income and (expense) for the quarter ended September 30, 2018 was $55,731 compared to $562,102 for the same period last year.  The decrease is primarily attributable to the gain on the sale of vacant land in 2017.

Net Loss

As a result, net loss for the quarter ended September 30, 2018 was $1,141,578, or $0.02 per common share, compared to a net loss of $543,401, or $0.01 per common share, for the comparable period last year.

Nine Months Ended September 30, 2018

Revenue

Product sales revenue for the nine months ended September 30, 2018 increased to $7,497,209 versus $5,169,479 for the comparable period last year, reflecting increased shipments in all product lines.

Revenue from contract services was $1,201,442 for the nine months ended September 30, 2018  versus $387,075 for the comparable period last year. The increase is due to customer contracts in progress.

Gross Profit Margin

Total gross profit margin for the nine months ended September 30, 2018 decreased to 23.8 percent compared to 41.6 percent for the comparable period in the prior year. Gross profit margin on product sales for the nine months this year decreased to 19.2 percent compared to 40.3 percent for the same period last year primarily due to increased production department expenses related to increased headcount to support higher production demands and higher sales of lower margin products and increased production headcount. Gross profit margin on contract services was 52.5 percent for the nine months this year compared to 58.3 percent for the same period last year, resulting from a change in the mix of contracts in process during the respective periods.

Costs and Expenses

Research and development expenditures for the nine months ended September 30, 2018 increased to $1,902,324 compared to $1,591,520 for the same period last year. The increase is related to a greater focus on internally funded development projects.

Selling, general and administrative expenses for the nine months ended September 30, 2018 was $5,678,428 compared to $4,757,571 for the same period last year. The increase is primarily attributable to legal fees,  variable compensation, and related stock compensation in the current period compared to the same period last year.

Other income (expense)

Other income and (expense) for the nine months ended September 30, 2018 was expense of ($29,753) compared to income of $542,327 for the same period last year.  The change is primarily attributable to the gain on the sale of vacant land in 2017.

Net Loss

As a result, net loss for the nine  months ended September 30, 2018 was $5,544,097, or $0.10 per common share, compared to a net loss of $3,497,648, or $0.07 per common share, for the comparable period last year.

Liquidity and Capital Resources

Our cash balances and liquidity throughout the nine months ended September 30, 2018 were adequate to meet operating needs.  At September 30, 2018, we had a working capital deficit of ($83,381) compared to working capital of $7,762,363 at December 31, 2017. The decrease in working capital is primarily attributable to funding operations, higher unearned revenue and debt obligations being reclassified from long-term to current because of its maturity date.

For the nine months ended September 30, 2018, net cash used in operating activities was $3,651,621 compared to net cash used in operating activities of $3,098,339 for the comparable period last year. The increase in cash used in operating activities was due to higher accounts receivable and inventory purchases, partially offset by higher unearned revenue, accounts payable and other liabilities.

Net cash used in investing activities for the nine months ended September 30, 2018 was $351,635 compared to net cash provided by investing activities of $1,333,379 for the comparable nine months last year. The decrease for the nine months ended September 30, 2018 was primarily due to the sale of vacant land in the prior year.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $39,690 compared to net cash provided by financing activities of $8,242,607 for the comparable period last year. The change is primarily due to borrowings on the line of credit and the sale of common stock pursuant to the Agreement executed during the nine months ended September 30, 2017.

We expect to fund our operations over the next year from existing cash and cash equivalent balances, cash generated from operations, and bank financing resources. On March 15, 2017, the Company entered into a non-revolving line of credit with a lender for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on March 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due.   For additional information, see Note 10 of the Consolidated Condensed Financial Statements.  Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.  The Company intends to renegotiate the maturity date of the line of credit with the bank.

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2018:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt obligations	$3,164,529	$3,164,529	$—	$—	$—
Purchase obligations	4,501,558	4,501,558	—	—	—
Lease obligations	95,553	18,534	58,897	18,122	—
Total	$7,761,640	$7,684,621	$58,897	$18,122	$—

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the Consolidated Condensed Financial Statements and accompanying notes.  Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. There have been no material changes in our Condensed Consolidated Financial Statements based on any of our critical accounting policies including the adoption of ASC 606, during the nine months ended September 30, 2018.

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

As of September 30, 2018, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Quarters ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$1,141,578	$543,401	$5,544,097	$3,497,648

As of September 30, 2018 and December 31, 2017, we had accumulated deficits of $130,215,347 and $124,671,250, respectively.

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

Our net loss for the nine months ended September 30, 2018 was $5,544,097 versus a net loss for the comparable period last year of $3,497,648.  Our net loss for the year ended December 31, 2017 was $4,778,316. At September 30, 2018, our cash, cash equivalents and restricted cash totaled $2,845,759.  We expect our losses to continue for the foreseeable future. See Footnote 4 to the Consolidated Condensed Financial Statements related to management’s assessment of the Company’s ability to continue as a going concern.

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
Date: October 31, 2018
	/s/	DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)