Form 10-K
period 2018-12-31
UQM TECHNOLOGIES INC
filed 2019-03-27
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of December 31,2018, based on the closing price of the Common Stock as reported by the NYSE American on such date was approximately $46,127,324. As of March 27, 2019, there were 56,222,188 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2019 Annual	Part III
Meeting of Shareholders.

i

PART I

BUSINESS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These could be statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, uncertainty regarding the timing and effect of the Plan of Merger and Merger Agreement (as described below) entered into between the Company and Danfoss Power Solutions (US) Company (“Danfoss), disruption in our business, customers and suppliers in connection with the Danfoss Merger agreement, failure or a delay in the contemplated merger with Danfoss, litigation related to the Danfoss Merger, risks related to change in control provisions or delisting of the Company’s Common Stock, general business and economic conditions, international trade issues and geopolitical risks, our ability to enforce intellectual property rights in the U.S. and other countries, the impact of existing and future laws and regulations governing our products and operations, our ability to recruit and retain key executive and technical employees, the sufficiency of our cash and other resources to support our continued operations and liquidity needs over the coming twelve months, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed below in Part I, Item 1A. Risk Factors.

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

We believe our proprietary permanent magnet propulsion motor and motor control technology delivers exceptional performance at a competitive cost. Our principal products include propulsion motors and generators with power ratings from 50 kilowatts to 250 kilowatts, auxiliary motors and electronic controls and DC-to-DC converters. The principal attributes that we believe differentiate our proprietary products are their compact size, high torque delivery, high power density (the ratio of power output to weight), our design and manufacture of integrated motor/controller systems, and superior energy efficiency with full system ratings as high as 95%.

Our management team has significant experience in the automotive and electric propulsion industry with critical experience in state-of-the-art design and high quality production.  We are IATF 16949 certified, the highest level of quality certification in the automotive supplier industry, and ISO 14001 certified, the highest environmental standards.  We have an approximately 130,000 square foot combined headquarters and manufacturing facility located in Longmont, Colorado.  We were incorporated in 1967 as a Colorado corporation.

In August 2017, pursuant to a longstanding strategy to expand our presence internationally and particularly in China, we entered into a definitive stock purchase agreement (“SPA”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC planned to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China.  CNHTC has headquarters in Jinan, China.  CNHTC’s investment is was expected to occur in two stages.  In the first stage, which closed on September 25, 2017,  UQM issued to CNHTC purchased newly issued shares representing 9.9 percent of the Company’s outstanding common stock.

On May 9, 2018, the Company announced that the Committee on Foreign Investment in the United
States (“CFIUS”) had advised UQM and CNHTC that it would likely not approve the second stage investment by CNHTC.  Following that announcement, we have investigated other potential funding alternatives.    Our review of the CFIUS decision led to the parties agreeing to jointly explore other options to accomplish their shared business goals in support of UQM’s funding and expansion outside the U.S.  Consequently, on on January 16, 2019 we terminated the SPA.

In light of the continued focus and strategy to obtain necessary capital to expand our presence into key markets outside the U.S., on January 21, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danfoss Power Solutions (US) Company, a Delaware corporation (“Danfoss”), and Danfoss-2019 Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Danfoss (the “Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged  with and into the Company (the “Merger”), as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Danfoss.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock (each a “Company Share”), other than shares owned by Danfoss, Merger Sub, or any wholly-owned subsidiary of the Company, or held in the Company’s treasury, will be cancelled and converted into the right to receive $1.71 per share in cash (the “Merger Consideration”). Each option to purchase Company Shares that is outstanding as of the Effective Time (whether vested or unvested) will be cancelled in exchange for the right to receive the excess of the Merger Consideration over the exercise price of such option, less applicable taxes required to be withheld. Restricted stock that is not vested immediately prior to the Effective Time will be automatically fully vested and free of any restrictions immediately prior to the Effective Time, and will be treated as Company Shares for all purposes of the Merger Agreement, including the right to receive the Merger Consideration, subject to applicable withholdings. Outstanding warrants that are outstanding at the Effective Time will be cancelled and the holders issued a replacement warrant that will be exercisable for an amount in cash equal to the aggregate number of Common Shares underlying the warrant multiplied by the excess, if any of the Merger Consideration over the per share exercise price of the warrant.

The board of directors of the Company  unanimously approved and declared advisable the Merger, the Merger Agreement, and the other transactions contemplated thereby.

Completion of the transaction is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger Agreement by the holders of a two-thirds of the issued and outstanding Company Shares, (ii) receipt of required regulatory approvals, including from the Committee on Foreign Investment in the United States, and (iii) other customary closing conditions, including the accuracy of each party’s representations and warranties (except where the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect (as defined in Merger Agreement)), each party’s performance in all material respects of its obligations under the Merger Agreement, and the absence of a Company Material Adverse Effect since the date of the Merger Agreement. Assuming the satisfaction of conditions, the Company expects the transaction to close in the second quarter of 2019. Holders of outstanding Common Shares that do not vote in favor of the Merger are entitled to exercise dissenter’s rights if they exercise such rights in compliance with the terms, conditions and procedures of the Colorado Business Corporation Act and to receive the payment of the fair value of such shares.

If the transactions contemplated by the Merger Agreement are consummated, the Company Shares will be delisted from the NYSE American stock exchange and deregistered under the Securities Exchange Act of 1934, as amended.

The Market

The global electrified vehicle market is an emerging market with growth potential being driven by several factors. In China, the market for electric vehicles is driven by strong government pressure to address air quality concerns in its major cities.  The government has a number of initiatives to encourage electric vehicle market growth including mandates for purchases of New Energy Vehicles by municipalities, incentives and other tools.  We are observing strong demand for electric buses across several cities and regions in China.  We also observed demand for electric buses, delivery vans, trucks and taxi fleets across several cities and regions in China.  As China is the world’s largest market for electric vehicles, we believe that our presence in China is critical to our long-term success.  Therefore, we continue to devote significant time and resources to business development efforts in China.

In other global markets, including the United States, the drivers for growth in the electric commercial truck and bus market include the demand for zero tailpipe emissions from full electric vehicles or during the electric only range for hybrids, improved operating costs due to a more efficient powertrain on a gas equivalent basis and reduced maintenance costs for the powertrain system and other systems, such as improved brake life.  Moreover, there is general community support for cleaner buses and trucks operating in congested areas, along with government incentives and requirements to purchase electric and hybrid vehicles.  In the automotive market, these same growth drivers exist, as well as growing consumer acceptance of electric vehicles due to their excellent performance, quiet operation, zero or reduced tailpipe emissions and improved operating cost. In addition, Corporate Average Fuel Economy (“CAFE”) standards in the United States are expected to accelerate further electrification of vehicle fleets.

Many studies have been conducted indicating the potential growth for electric vehicles over the next several years.  For example, certain Morgan Stanley Research has forecasted that almost 20 million electric vehicles will be sold by 2025.

Several economic drivers support this anticipated growth of electric vehicles.  First, and perhaps most important, battery costs, which comprise the single largest component cost in any electric vehicle, have declined dramatically.  In 2010, the cost per kW- hour of a lithium-ion battery was about $1,000; in 2015, this cost had fallen to about $200, and is projected to continue to fall.  This decline in battery costs has spurred higher demand.  Second, published studies have shown that ownership costs of electric vehicles are significantly lower than diesel powered vehicles.  A diesel bus, for example, has a range of four miles per gallon; an electric bus has the equivalent of twenty-one miles per gallon.  Third, maintenance costs of electric vehicles are significantly lower than diesel powered vehicles.  The same studies showed that a diesel bus costs about one dollar per mile to maintain; the maintenance cost for an electric bus was about six cents per mile.  All of these economic benefits are helping to drive the market for electric vehicles.

Governments around the world have implemented financial incentives to promote the sales of electric vehicles.  For example, the U.S. federal government currently offers up to a $7,500 federal tax credit for the purchase of an electric passenger vehicle, and there are additional tax credits and other benefits such as HOV lane access in various states for purchasers of qualifying vehicles.  In China, beginning on January 1, 2017, subsidies for electric buses varied depending on the efficiency performance of the vehicle, and could reach a maximum subsidy of $120,000 per bus.  In Europe, a majority of European Union member states provide tax incentives for electrically chargeable passenger vehicles, with Norway providing the most generous package of subsidies totaling almost EUR 17,000 (approximately $19,000).  The government of India has announced its desire that plug-in vehicles would represent 30 percent of new sales by 2030.

We believe that the trend toward increasing electrification of vehicles coupled with the government subsidies offered world-wide and lower battery and vehicle operating costs provide a substantial opportunity for the broad commercial application of our products.

Business Strategy

We are focused primarily on the transportation markets, with a strong emphasis on the commercial truck and bus space, followed by automotive and then marine, and other applications. We have developed two basic frame size propulsion systems: the PowerPhase® Pro for passenger car, light commercial applications, light duty marine and other lighter duty applications and the PowerPhase® HD lineup of products for heavier commercial bus and truck applications and heavier duty marine and other applications.  In addition, we sell the PowerPhase® DT, a fully integrated electric drivetrain combining the motor, inverter, transmission and transmission control unit.  We also utilize these products, customized versions of these products and all new custom solutions in these markets to meet various customer requirements.  We provide motor and controller systems for full-electric, hybrid electric, plug-in hybrid and fuel cell applications.  We also provide units for non-automotive markets including auxiliary systems and motor and controller systems for aircraft.   Further, we manufacture fuel cell compressor systems for the fuel cell business.

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

•

Commercial Trucks, Vans and Shuttles - We supply electric propulsion systems to Zenith Motors, LLC for their electric shuttle vans and have in the past supplied Electric Vehicles International for their all-electric medium-duty delivery trucks.

•

Fuel Cell Compressors – We manufacture and sell fuel cell compressors which are an integral component of hydrogen powered fuel cell vehicles designed for light duty automotive and commercial bus applications for 30kW to 150kW fuel cell stacks.

•	Aircraft HVAC – We provide small motors and controllers for aircraft HVAC usage to AirComm.

•

Mining vehicles – In January 2015, we announced a long-term supply agreement with the KESHI Group, a Chinese market leader that manufactures vehicles for the mining industry in China. KESHI will manufacture under license explosion proof electric mining vehicles using UQM’s designs and parts supplied by UQM to KESHI.  This first phase is focused on vehicles that move the coal from the mines.  Future stages could also include vehicles that move people in and out of the mines and other potential applications.  Sales of propulsion systems to KESHI began in 2018.

•

Airplane tugs – In January 2016, we announced that Kalmar Motor AB in Sweden had successfully passed vehicle trials with major airlines and plans on beginning production using our heavy-duty commercial traction electric motor/controller system, for their TBL50 airplane tugs.  Ground handling tugs play a vital role at airports by enabling large aircraft to be moved from their hangars to the passenger gate, as well as for pushback and other taxiing functions on the runway.

•	Marine –We supply UQM motors and controllers used in a variety of marine applications and for a variety of customers. We believe the marine market could be a growing sector of electrified vehicles.

•

Automobiles – Government mandates for fuel economy and clean air emissions are accelerating the demand for electric passenger cars.  In the United States, for example, CAFE standards are likely to increase the average fuel economy of each manufacturer’s passenger car and light truck model.  We have in the past provided electric propulsion systems to many original equipment manufacturers (“OEMs”) for testing and product development.

Our business strategy is also comprised of the following:

•

Highly qualified and experienced management – We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and deep technical knowledge of the electric motor and controller business.

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

•

Highest production quality standards – The Company is certified under the IATF 16949 standards, the highest level of automotive quality standards in the industry and ISO 14001, the highest environmental standards.

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

•

Presence in China –We have hired a vice president of Asia operations and two technical support personnel in China.We have created UQM Technologies Asia Limited as the legal entity for our Asia headquarters operations and UQM Technologies (Shanghai) Limited for a service center in Shanghai we opened in 2018 to support our installed base of products there.

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

In January 2017, we announced a development agreement with Meritor, Inc. to jointly develop and supply full electric axle systems (E-axles) targeting the medium and heavy-duty commercial vehicle market.  This next-generation technology could accelerate market demand over the next few years due to improved component packaging, lower costs from integration, and increased vehicle performance.  We continue to provide product development services to Meritor.

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

Our business is subject to revenue fluctuation based on the buying cycles of our customers.  Specific customers that reach 10% or more of revenues in any given fiscal quarter or year will also vary depending on these buying cycles.  In the fiscal year ended December 31, 2018, three customers individually comprised 10% or more of our total revenues.  Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

Principal raw materials and components purchased by us include iron, steel, electronic components, rare-earth magnets and copper wire. Most of these items are available from several suppliers. In the fiscal year ended December 31, 2018 , one supplier comprised 10% or more of our total purchases. Certain components used by us are custom designs and if our current supplier no longer made them available to us, we could experience production delays.

We can experience significant price fluctuation in the cost of magnets used in our motors, which contain the rare-earth elements neodymium and dysprosium and are primarily sourced from China. We have not experienced any disruption in supply of magnets, and magnet prices may continue to be volatile until mining operations outside of China increase or restart.

	Year Ended December 31,
	2018	2017
United States & Canada	$7,399,406	$4,009,941
Asia Pacific	6,554,721	3,388,370
Europe	220,657	380,438
Total Revenues	$14,174,784	$7,778,749

Backlog

Our order backlog for products at January 31, 2019 was approximately $7.2 million versus $2.4 million at January 31, 2018. Certain orders are blanket purchase orders which are subject to the issuance of subsequent release orders directing the number and timing of actual deliveries. We had backlog of service contracts from customers, which will provide future revenue upon completion, totaling approximately $500,000 at January 31, 2019 versus $200,000 at January 31, 2018. Substantially all of the backlog amounts at January 31, 2019 and 2018 are subject to amendment, modification or cancellation.  We expect to ship motor and controller backlog products over the next twelve months.

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

Employee and Labor Relations

As of January 31, 2019, we had 66 employees, all of whom are full-time employees. We have entered into employment agreements with our executive officers.  The employment agreements expire on December 31, 2019.  We believe our relationship with employees has been generally satisfactory.

In addition to our full-time staff, we from time to time engage the services of outside consultants and contract employees to meet peak workload or specialized program requirements. We do not anticipate any difficulty in locating additional qualified engineers, technicians and production workers, if so required, to meet expanded research and development or manufacturing operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2018 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents, filed with the SEC andmay be obtained, free of charge, by: contacting our Investor Relations office by e-mail at investor@uqm.com; by phone at (303) 682-4900; writing to UQM Technologies, Inc., Investor Relations, 4120 Specialty Place, Longmont, CO 80504-5400; or accessing our website at www.uqm.com. Our SEC filings are also available to the public at www.sec.gov.  We make our Transition Report on Form 10-KT, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.uqm.com, select “Investor Relations” and select the form you would like to access. Our website also includes our Audit Committee Charter and Code of Business Conduct and Ethics as well as the procedures for reporting a violation of business ethics.  Information on our website does not constitute part of this Annual Report.

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

The Merger is subject to several future conditions, including conditions that may not be within the power of UQM to complete and may not be completed on a timely basis, if at all.

The consummation of the Merger is subject to several closing conditions that may make the timing and completion of the Merger uncertain. The conditions include, among others, obtaining the approval of our shareholders, obtaining consent from the Committee on Foreign Investment in the United States (“CFIUS”), which in 2018 declined to approve an investment transaction involving the Company and its Chinese investor CNHTC, and the absence of any order or law of any governmental authority that enjoins or otherwise prohibits the consummation of the Merger. Failure to obtain the shareholder approval or CFIUS approval would prevent us from consummating the Merger.

Failure to complete the Merger in a timely manner, or at all, could negatively impact our future business and our financial condition and liquidity.

If the Merger cannot be completed, no merger consideration will be transferred until the conditions to closing are satisfied or waived, including the approval of our shareholders and the receipt of required approvals from CFIUS. The Merger Agreement provides that either party may terminate the Merger Agreement if the Merger is not consummated on or before October 31, 2019.  If the Merger is not completed for any reason, the holders of our Company Common Stock will continue to hold their shares in the Company and we will remain an independent public company.

If the Merger is not completed a timely manner, or at all, our ongoing business may be adversely affected, including with regard to the following risks:

•	the price of the Company’s common stock may change to the extent that the current market prices reflect an assumption that the Merger will be completed, or in response to other factors;

•	under some circumstances, the Company may be required to pay a termination fee of $3.5 million in connection with the termination of the Merger Agreement;

•

there may be substantial disruption to the businesses of the Company and distraction of its workforce and management team, and some employees of the Company may leave in response to the pending Merger;

•

If the Merger is not completed the Company would fail to derive the benefits expected to result from the Merger, including increased access to capital and international development, sales and manufacturing capacity; and

•	the Company may be subject to litigation related to the Merger if it is not consummated.

In addition, in response to the announcement of the Merger, customers or suppliers of the Company may delay or defer product purchase or other decisions. Any delay or deferral in product purchase or other decisions by customers or suppliers could adversely affect the business of the Company, regardless of whether the Merger is ultimately completed. Similarly, current and prospective UQM employees may experience uncertainty about their future roles with the Company until the Merger is completed and until the Danfoss’ strategies with regard to the integration of operations of the Company and the Danfoss are announced or executed. This may adversely affect the Company’s ability to attract and retain key management, sales, marketing and technical personnel.

The Proposed Merger may disrupt our business and operations.

Under the Merger Agreement, we must generally operate our business in the ordinary course pending consummation of the Merger.  The Merger Agreement restricts us, without Danfoss’ consent, from taking certain specified extraordinary corporate actions until the Merger is completed. These restrictions may limit our flexibility in executing our business strategies and may impact our financial position and ongoing liquidity.

We also are subject to litigation related to the proposed Merger, which could result in significant costs and expenses and create a further diversion of time for our management and advisors or affect overall shareholder sentiment.  We will also incur and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs related to the Merger, which in some cases are not recoverable if the Merger is not consummated.

The Merger Agreement generally precludes us from pursuing alternatives to the Merger unless it is a “superior proposal”.

Under the Merger Agreement, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions with other strategic investors.  In general, unless the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, causing, knowingly facilitating or encouraging any inquiries, proposals or offers from any person that is or could reasonably be expected to lead to an alternative transaction proposal. We have the right to terminate the Merger Agreement and enter into a new agreement with respect to a “superior proposal” by an alternative investor only if specified conditions have been satisfied, which would be generally subject to payment of a termination fee of $3.5 million to Danfoss. These provisions could discourage a third party that may have an interest in UQM from proposing such an acquisition, even if such potential investor or partner were prepared to pay a higher per share price, in cash and/or equities, than the merger consideration offered by Danfoss.

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Year Ended December 31,
	2018	2017

Net loss	$6,503,562	$4,778,316

As of December 31, 2018, we had an accumulated deficit of $131,174,812.

In the future, we plan to make additional investments in product development, facilities and equipment and other costs related to the commercialization of our products. As a result, we expect to continue to incur net losses for the foreseeable future.

Our operating losses, anticipated capital expenditures and working capital requirements in the longer term may exceed our current cash balances.

Our net loss for the year ended December 31, 2018 was $6,503,562 versus a net loss for the year ended December 31, 2017 of $4,778,316. At December 31, 2018, our cash, cash equivalents and restricted cash totaled $2,214,884. We expect our losses to continue for the foreseeable future.

Our existing cash resources and cash generated from our revenues, are not expected to be sufficient to complete our business plan for the next twelve months.  Should those resources be insufficient, and we are unable to complete the Merger, we may need to renegotiate existing debt, secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all.  Therefore, management believes there is substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to sell the remaining PowerPhase Pro® inventory and may recognize additional loss on the value of this inventory carried on our books.

We still have aged inventory of $579,824 in PowerPhase Pro® systems.  Based upon anticipated customer demand, we continue to believe there is still a market for this product.  If customers do not purchase the amount of inventory they have ordered or we are unable to find new customers for this inventory, it may become  obsolete, causing an adverse effect on our results of operations.

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

A  reduction or elimination of government subsidies and economic incentives for alternative energy technologies, including our electric vehicle motor technology, could reduce demand for our products and services, lead to a reduction in our revenues and adversely impact our operating results.

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

Changes in U.S. trade relations may have a negative effect on our business.

Changes to U.S. trade policies, treaties and tariffs could have an adverse effect on global trade and, in particular, trade between the impacted nations and the United States. These changes could result in increased costs of goods imported into the U.S. for the Company and our third party suppliers. As a result, where we are responsible for the costs related to such trade policy changes, our profit margins may decrease. Our third party suppliers may also limit their trade with U.S. companies generally, including us. Such changes may materially and adversely affect our sales and our business.

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

The market for electric and other alternative fuel vehicles and equipment and the demand for our products are influenced, to a degree, by federal, state and local regulations relating to air quality, greenhouse gases and pollutants and other environmental laws and regulations. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning or delaying their interest in electric or hybrid electric vehicles or equipment. In addition, a failure by authorities to enforce current laws and regulations or to adopt additional environmental laws or regulations could limit the demand for our products.

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

Management believes completion of the Plan of Merger with Danfoss Power Solutions described above mitigates the substantial doubt raised by our historical operating result and fulfilling our estimated liquidity needs twelve months from the issuance of the financial statements.  The Plan of Merger with Danfoss Power Solutions is subject to approval by our shareholders and approval of the Committee on Foreign Investment in the United States (“CFIUS”) prior to completion so therefore we are unable to predict with certainty the completion of the Merger.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We own our offices and manufacturing facility in Longmont, CO and believe the facility to be well maintained, adequately insured and suitable for its present and intended uses. We lease office space in Shanghai, China to provide a service center in one of our foreign markets.  Information concerning our facilities as of December 31, 2018 is set forth in the table below:

		Ownership or
Location	Square Feet	Expiration Date of Lease	Use
Longmont, Colorado	129,304	Own	Manufacturing, laboratories and offices
Shanghai, China	3,337	August 31, 2022	Service center

ITEM 3.           LEGAL PROCEEDINGS

Litigation

Between February 20, 2019 and March 5, 2019, six shareholder complaints were filed in Colorado court related to the proposed Merger. and on March 11, 2019 another shareholder compliant related to the proposed Merger was filed in the United States District Court for the Southern District of New York.

On February 20, 2019, a putative shareholder class action complaint captioned Carter v. UQM Technologies, Inc., et. al., (the ‘‘Carter Complaint’’) was filed in the United States District Court for the District of Colorado against the Company and the members of its board of directors. The Carter Complaint alleges that the Company directors breached their fiduciary duties and the Company aided and abetted in the breach of fiduciary duties in connection with the negotiation and approval of the Merger Agreement by failing to maximize shareholder value, and it brings claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), based on alleged failure to disclose material information in the February 22, 2019 preliminary proxy statement on Schedule 14(A) filed with the. The Carter Complaint seeks to enjoin the Company and the directors and Company from proceeding with the stockholders meeting to vote on the Merger proposal and to otherwise enjoin the directors from consummating the Merger, an accounting by the defendants for alleged damages sustained as a result of the alleged failure to meet their fiduciary duties, and plaintiff’s costs and attorneys’ and experts’ fees.

On February 22, 2019, a putative shareholder class action complaint captioned Franchi v. UQM Technologies, Inc., et al.,  (the ‘‘Franchi Complaint’’) was filed in state District court in Weld County, Colorado against the Company and the members of its board of directors. The Franchi Complaint asserts claims for (i) breach of fiduciary duty by the directors; (ii) indemnification by the Company to the plaintiff class; (iii) an injunction against the proposed merger; (iv) breach of fiduciary duty as a derivative action; and (v) waste of corporate assets against the individual directors on behalf of the Company. The Franchi Complaint seeks, among other things, certification of a plaintiff class, injunctive relief ordering the directors to fulfill their fiduciary duties to the Company and class, an accounting by the defendants for alleged damages sustained as a result of the alleged failure to meet their fiduciary duties, and plaintiff’s costs and attorneys’ and experts’ fees. The Defendants accepted service of the Franchi Complaint on February 26, 2019.

On February 25, 2019, a plaintiff shareholder complaint captioned Lopez v. UQM Technologies, et al. (the ‘‘Lopez Complaint’’)  was filed in the United States District Court for the District of Colorado. The Defendants accepted service of the Lopez Complaint on February 26, 2019. On March 1, 2019, a plaintiff shareholder complaint captioned ETS Logistics, Inc. v. UQM Technologies, et al., (the ‘‘ETS Complaint’’) was filed in the United States District Court for the District of Colorado. On March 5, 2019, a putative shareholder class action complaint captioned Poston v. UQM Technologies, et al., (the ‘‘Poston Complaint’’) was filed in the United States District Court for the District of Colorado. Also on March 5, 2019, a putative shareholder class action complaint captioned Arukala v. UQM Technologies, et al., (the ‘‘Arukala Complaint’’) was filed in the United States District Court for the District of Colorado. The Lopez Complaint, the ETS Complaint, the Poston Complaint, and the Arukala Complaint bring claims under Section 14(a) and Section 20(a) of the Exchange Act based on alleged failure to disclose material information in the February 22, 2019 preliminary proxy statement filed with the Securities and Exchange Commission. The class action complaints seek, among other things, certification of a plaintiff class, and each of the Lopez Complaint, ETS Complaint, Poston Complaint, and Arukala Complaint seeks injunctive relief to prevent the parties from proceeding with, consummating, or closing the Merger and the subsequent merger contemplated by the Merger Agreement unless allegedly omitted material information is disclosed in the proxy statement; an accounting by the defendants for alleged damages sustained by the plaintiffs; and unspecified plaintiff’s costs and attorneys’ and experts’ fees.

On March 11, 2019, a putative shareholder class action complaint captioned David Gunderson v. UQM Technologies, Inc., et al. (the ‘‘Gunderson Complaint’’) was filed in United States District Court for the Southern District of Southern New York against the Company and the members of its board of directors. The Gunderson Complaint asserts claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), based on alleged failure to disclose material information in the March 7, 2019 definitive proxy statement on Schedule 14(A) filed with the SEC.

The Company believes each of the claims asserted in the above captioned complaints relating to the Merger are without merit and the Company and its directors intend to vigorously contest them.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE American under the symbol UQM.

On March 26, 2019 the closing price of our common stock, as reported on the NYSE American, was $1.65 per share and there were 504 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these beneficial holders.

We have not paid any cash dividends on our common stock since inception and we intend for the foreseeable future to retain any earnings to finance the growth of our business. Future dividend policy will be determined by our Board of Directors based upon consideration of our earnings, capital needs and other factors then relevant.

PERFORMANCE GRAPH 1

The following graph represents the yearly percentage change in the cumulative total return on the common stock of UQM , the group of companies comprising the S&P Electrical Components & Equipment Index, and those companies comprising the S&P 500 Index for the five year period from March 31, 2014 through December 31, 2018:

	3/14	3/15	3/16	12/16	12/17	12/18
UQM Technologies, Inc.	100.00	41.67	21.67	16.29	52.65	32.20
S&P 500	100.00	112.73	114.74	126.76	154.43	147.66
S&P Electrical Components & Equipment	100.00	92.54	90.61	96.85	123.30	105.84

*$100 invested on 3/31/14 in stock or index, including reinvestment of dividends Fiscal year ending December 31.

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

2  The Company changed its fiscal year end from March 31 to December 31 in 2016.

ITEM 6.           SELECTED FINANCIAL DATA

Selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

UQM Technologies, Inc.

Selected Consolidated Financial Data

	Year Ended December 31,
	2018	2017

Product sales	$12,367,115	$7,162,456
Contract services revenue	$1,807,669	$616,293
Loss from operations	$(6,429,302)	$(5,284,502)

Net loss	$(6,503,562)	$(4,778,316)

Net loss per common share - basic and diluted	$(0.12)	$(0.10)

Total assets	$14,014,017	$15,134,176

Long-term obligations	$106,159	$3,241,117

Cash dividend declared per common share	—	—

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

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine, military, and industrial markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an IATF 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and very deep technical knowledge of the motor and controller business. This team has the ability and background to grow the business to significantly higher levels, and we believe we have adequate cash and bank financing resources to fund our operations for at least the next twelve months.

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our ongoing operations.  We are attempting to drive business development primarily in the following ways:

•

We have created a well-defined, structured process intended to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, military and other targeted markets both domestically and internationally, particularly in China.

•

We hired our first employees in China in 2016.  As China represents the largest market in the world for electric vehicles, our presence in that market is critical to our long-term success. In 2018, we opened a service center in Shanghai, China to support our installed base of products there.

•

On August 28, 2017, we entered into a definitive stock purchase agreement (“SPA”) with China National Heavy Duty Truck Group Co., Ltd. through its wholly owned subsidiary, Sinotruk (BVI) Limited (collectively, “CNHTC”), the parent company of Sinotruk (Hong Kong) Limited (“Sinotruk”), a leading Chinese commercial vehicle manufacturer, and also announced that UQM and CNHTC plan to create a joint venture to manufacture and sell electric propulsion systems for commercial vehicles and other vehicles in China, the largest market in the world for electric vehicles. Because the full amount of the stock purchase was not realized, on January 16, 2019 we terminated the SPA.

•	We have developed a customer pipeline where identified potential customers are synergistic and strategic in nature for longer-term growth potential.

•	We are continuing to attempt to build long term quantifiable and sustainable relationships within the identified target markets.

•	We provide service and support to our customers from pilot and test activities through commissioning processes and then ultimately leading to volume production operations.

•	We aim to improve our purchasing and manufacturing processes to develop competitive costs to ensure that our pricing to customers is market competitive.

•	We provide customized solutions intended to meet specification requirements that some customers require.

•	We participate in trade show events globally to demonstrate our products and engage with users of electric motor technology.

•	We actively involve all functional groups within the Company to support the needs of our customers.

We believe that the successful execution of these activities will lead us to secure volume production commitments from customers, so that our operations will become cash flow positive and ultimately profitable.

Recent Events

In January 2018, we announced the first significant purchase order from KESHI, a major Chinese manufacturer of commercial mining vehicles. The purchase order is for explosion-proof E-drive systems and was valued at $1.2 million. Shipments began during 2018.  While we signed a cooperation agreement with KESHI in 2015, KESHI’s production launch was delayed due to the market conditions, but now has made a major commitment to this new energy market application. KESHI plans to move forward with their strategy to do final assembly and test in China under our current cooperation agreement for explosion-proof electric propulsion systems in China.

On March 7, 2018 we announced that we received the first purchase order from Ashok Leyland, a major commercial vehicle manufacturer in India. The purchase order was for fifty-one UQM PowerPhase® eDT systems to be shipped during 2018 for a demonstration program for electric transit buses in India.  The purchase order signified the first step in the development program to gain market leadership and drive the overall 2030 India electrification initiative.

On July 31, 2018, we announced that we had signed a lease agreement in Shanghai, China to open a customer service center for both our fuel cell compressor systems and propulsions systems. The facility should allow us to provide quick turnaround for service and spare parts to our customers in China, and eventually assemble the fuel cell compressor systems in that region.

On August 9, 2018, we announced that we had received new fuel cell compressor system purchase orders from several new and existing Chinese customers, including our major Chinese OEM customer. The new purchase orders were valued at approximately $3.0 million. All these orders represent incremental new business with shipments expected to be delivered through 2018 and into 2019.

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

On September 11, 2018, we announced that we had unveiled our newest product launch at the Electric & Hybrid Vehicle Technology Expo held in Novi, Michigan. We introduced a full lineup of PowerPhase ® HD2 electric motor inverters, which complements our signature motors and software controls, to further serve our customers in the electric vehicle market.

On January 21, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danfoss Power Solutions (US) Company, a Delaware corporation (“Danfoss”), and Danfoss-2019 Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Danfoss (the “Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged (the “Merger”) with and into the Company, as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Danfoss.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock (each a “Company Share”), other than shares owned by Danfoss, Merger Sub, or any wholly-owned subsidiary of the Company, or held in the Company’s treasury, will be cancelled and converted into the right to receive $1.71 per share in cash (the “Merger Consideration”). Each option to purchase Company Shares that is outstanding as of the Effective Time (whether vested or unvested) will be cancelled in exchange for the right to receive the excess of the Merger Consideration over the exercise price of such option, less applicable taxes required to be withheld. Restricted stock that is not vested immediately prior to the Effective Time will be automatically fully vested and free of any restrictions immediately prior to the Effective Time, and will be treated as Company Shares for all purposes of the Merger Agreement, including the right to receive the Merger Consideration, subject to applicable withholdings. Outstanding warrants that are outstanding at the Effective Time will be cancelled and the holders issued a replacement warrant that will be exercisable for an amount in cash equal to the aggregate number of Common Shares underlying the warrant multiplied by the excess, if any of the Merger Consideration over the per share exercise price of the warrant.

The board of directors of the Company (the “Company Board”) unanimously approved and declared advisable the Merger, the Merger Agreement, and the other transactions contemplated thereby.

Completion of the transaction is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger Agreement by the holders of a two-thirds of the issued and outstanding Company Shares (the “Company Stockholder Approval”), (ii) receipt of required regulatory approvals, including from the Committee on Foreign Investment in the United States, and (iii) other customary closing conditions, including the accuracy of each party’s representations and warranties (except where the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect (as defined in Merger Agreement)), each party’s performance in all material respects of its obligations under the Merger Agreement, and the absence of a Company Material Adverse Effect since the date of the Merger Agreement. Assuming the satisfaction of conditions, the Company expects the transaction to close in the second quarter of 2019. Holders of outstanding Common Shares that do not vote in favor of the Merger are entitled to exercise dissenter’s rights in accordance with the terms, conditions and procedures of the Colorado Business Corporation Act and to receive the payment of the fair value of such shares.

If the transactions contemplated by the Merger Agreement are consummated, the Company Shares will be delisted from the NYSE American stock exchange and deregistered under the Securities Exchange Act of 1934, as amended.

Financial Condition

Cash and cash equivalents at December 31, 2018 were $1,918,570 and we had a working capital deficit of $836,263 compared with $6,309,269 and positive working capital of  $7,762,363, at December 31, 2017. The decrease in cash and cash equivalents was the result of operating losses. Working capital decreased in year ending December 31, 2018 due to our line of credit coming due within one year,     an  increase in current liabilities as we purchased more inventory to support customer demand and higher unearned revenue from customer deposits.

Restricted cash (current and long-term) at December 31, 2018 was $296,314 compared to $500,056 at December 31, 2017.  The decrease in restricted cash is related to the payment of the interest on the line of credit secured with a bank in March 2017.  The cash is reserved for payment of the interest on the line of credit.

Accounts receivable increased  $857,496 to $1,681,289 at December 31, 2018 from $823,793 at December 31, 2017. The increase is primarily due to the mix of prepaid versus credit term customers for our 2018 sales. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers and customers without an adequate credit rating or history, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. At both December 31, 2018 and 2017, we had no allowance for doubtful accounts receivable.

Total inventories increased $2,442,527 to $4,783,887 at December 31, 2018 compared to $2,341,360 at December 31, 2017, reflecting an increase in raw materials and work-in-process for confirmed sales orders to be sold to customers in 2019.  In the year ended December 31, 2018, we increased our reserve for obsolete or slow moving inventory by $169,954 for parts that are unlikely to be sold.

Prepaid expenses and other current assets increased to $377,762 at December 31, 2018 from $233,566 at December 31, 2017, primarily due to increases in vendor prepayments.

We invested $373,347 for the acquisition of property and equipment during the year ended December 31, 2018 versus $83,838 during the year ended December 31, 2017. The increase in capital expenditures is primarily attributable to the purchase of production tooling and equipment during the year ended December 31, 2018.

Patent costs increased to $260,021 at December 31, 2018 compared to $222,461 at December 31, 2017, primarily due to new patent applications being submitted for approval which was partially offset by the amortization of capitalized patent costs.

Trademark costs decreased to $85,964 at December 31, 2018 compared to $90,460 at December 31, 2017 due to the amortization of capitalized trademark costs.

Accounts payable increased $2,046,757 to $2,995,632 at December 31, 2018 from $948,875 at December 31, 2017, primarily due to the timing of vendor payments and reflecting an increase in inventory purchases to support higher customer orders.

Current debt was $4,656,757 at December 31, 2018 versus $0 at December 31, 2017 due to our line of credit becoming due within one year.

Other current liabilities increased $574,311 to $1,394,150 at December 31, 2018 from $819,839 at December 31, 2017. The increase is primarily attributable to the an increase in accrued payroll and employee benefits, warranty costs, and unearned revenue at December 31, 2018.

Billings in excess of costs and estimated earnings on engineering services contracts was $110,727 at December 31, 2018 versus $199,160 at December 31, 2017.  The decrease is due to timing of costs incurred versus billings on certain contracts that were in process in the respective fiscal year ends.

Long-term debt was  $0 at December 31, 2018 versus $3,119,450 at December 31, 2017 due to our line of credit being classified as current debt since it is due within one year.

Other long-term liabilities decreased $15,508 to $106,159 at December 31, 2018 from $121,667 at December 31, 2017 due to the amortization of a license fee received from a customer under a ten-year cooperation agreement.

Common stock and additional paid-in capital increased to $542,674 and $134,645,911, respectively, at December 31, 2018 compared to $541,085 and $133,901,406, respectively, at December 31, 2017. The increases in common stock and additional paid-in capital were primarily attributable to the compensation expense from employee and director stock option and common stock grants.

Results of Operations – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Product sales for 2018 increased 73 percent to $12,367,115 compared to $7,162,456 for 2017, reflecting an increase in orders from our customers, both domestically and internationally, especially from orders for fuel cell compressor systems from customers in China.

Revenue from contract services increased $1,191,376, or 193 percent, to $1,807,669 for 2018 versus $616,293 for 2017. This was driven by renewed development of products for our customers.

Gross Profit Margin

Gross profit margins on product sales for 2018 decreased to 21 percent compared to 39% percent for 2017. The decrease is primarily due to pricing pressure as volumes have increased and higher production operating costs incurred to support higher customer orders.

Gross profit margins on contract services decreased to 44 percent for 2018 compared to 54% percent for 2017, reflecting a change in the mix of contracts in process.

Costs and Expenses

Research and development expenditures for 2018 were $2,497,127 compared to $2,042,732 for 2017. In 2018,  resources were allocated to internally funded development projects in 2018.

Selling, general and administrative expenses for 2018 were $7,299,860 compared to $6,367,331 for 2017. The increase for 2018 is attributable to increases in employee and contract labor costs, professional fees, shareholder costs and insurance costs.

Other

Interest income increased to $6,251 for 2018 from $5,127 for 2017. The increase is attributable to more favorable interest rates on invested cash balances.

Interest expense was $208,076 in 2018 versus $108,146 in 2017.  The increase is attributable to higher outstanding balances and increased interest rates on the borrowings from the line of credit we secured in March 2017.

Amortization of deferred financing costs was $37,308 in 2018 versus $29,535 in 2017.  The financing costs are amortized over the life of the loan.

Gain on sale of long-lived assets was $0 in 2018 versus $606,006 in 2017.  The gain was recognized on the sale of vacant land in July, 2017.

Other income  for 2018 was 131,798 versus $32,734 for 2017. The increase between the years is attributable to royalties from a resource ownership interest.

Net Loss

As a result, net loss for 2018 was $6,503,562, or $0.12 per common share, compared to a net loss of $4,778,316, or $0.10 per common share, for 2017.

Liquidity and Capital Resources

Our cash balances and liquidity throughout 2018 were adequate to meet operating needs. At December 31, 2018, we had cash and cash equivalents of $1,918,570 and  a working capital deficit of $836,263 compared to $6,309,269 and positive working capital of $7,762,363 at December 31, 2017. Cash and working capital decreased as of December 31, 2018 compared to the prior year because in 2017 we reported a sale of vacant land (net proceeds of $1.4 million) and the closing of the first stage investment of the SPA with CNHTC of $5.1 million.

For 2018, net cash used in operating activities was $5,735,405 compared to net cash used in operating activities of $4,870,626 for 2017. The increase in cash used in operating activities for 2018 versus 2017 is primarily attributable to increased net operating losses, increased purchases of inventory, and increased accounts payable.

Net cash used by investing activities for 2018 was $428,268 compared to cash provided of $1,279,050 for 2017. The change for 2018 is primarily due to acquisition of property and equipment.

Net cash provided by financing activities was $1,569,232 for 2018 versus cash provided in financing activities of $8,300,812 for 2017.   In 2018 we borrowed $1.5 million against our line of credit.  In 2017 we received cash of $5.1 million from the closing of the first stage investment related to the Agreement with CNHTC and borrowed $3.1 million against our line of credit.

On March 15, 2017, the Company entered into a non-revolving line of credit with a bank for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on September 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. As of December 31, 2018, $4,664,529 was drawn on the line of credit.  For additional information, see Note 8 of the Consolidated Financial Statements.

We expect to fund our operations over the next year from existing cash and cash equivalent balances and, to the extent all closing conditions are satisfied (including obtaining CFIUS approval), our merger with Danfoss Power Solutions.  In the event the merger is not completed, we will need to pursue other sources of capital that have not been identified.

Although we expect to manage our operations and working capital requirements to minimize the future level of operating losses and working capital usage, our working capital requirements may increase in the future. If customer demand accelerates substantially, our working capital requirements may also increase substantially.

If our existing financial resources are not sufficient to execute our business plan, we may need to raise additional capital in the future, although we cannot assure that we will be able to secure additional capital should it be required to implement our current business plan. In the event financing or equity capital to fund future growth is not available on terms acceptable to us, or at all, we will modify our strategy to align our operations with then available financial resources. Based on our current level of operations, management believes there is substantial doubt that we will have sufficient cash and cash equivalents to fund our operations for  the next twelve months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2018:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Current debt obligations	$4,664,529	$4,664,529	$—	$—	$—
Purchase obligations	3,530,005	2,909,543	620,462	—	—
Lease obligations	95,422	24,678	52,647	18,097	—
Total	$8,289,956	$7,598,750	$673,109	$18,097	$—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, allowance for uncollectible accounts receivables, costs to complete contracts, the recoverability of inventories and the fair value of financial and long-lived assets. Actual results could differ materially from these estimates. There have been no material changes in our Consolidated Financial Statements based on any of our critical accounting policies including the adoption of ASC 606, during the year ended December 31, 2018.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in preparation of the consolidated financial statements.

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

During the years ended December 31, 2018 and  2017, we recorded an expense to increase our inventory reserve for obsolete or slow moving inventory of $169,954, and $0, respectively.

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

Revenue Recognition on Long-term Contracts: Deferred Contract Assets and Deferred Contract Liabilities

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

UQM Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UQM Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses from operations and had a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLC

Denver, Colorado

March 27, 2019

We have served as the Company’s auditor since 2017.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,918,570	$6,309,269
Restricted cash	296,314	176,193
Accounts receivable	1,681,289	823,793
Inventories, net	4,783,887	2,341,360
Prepaid expenses and other current assets	377,762	233,566
Total current assets	9,057,822	9,884,181

Property and equipment, at cost:
Land	896,388	896,388
Building	4,516,301	4,516,301
Machinery and equipment	7,479,790	7,136,578
	12,892,479	12,549,267
Less accumulated depreciation	(8,282,269)	(7,936,056)
Net property and equipment	4,610,210	4,613,211

Patent costs, net of accumulated amortization of $972,553 and $953,491, respectively	260,021	222,461
Trademark costs, net of accumulated amortization of $89,877 and $85,381, respectively	85,964	90,460
Restricted cash	-	323,863
Total assets	$14,014,017	$15,134,176

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

	December 31,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,995,632	$948,875
Unearned revenue	736,819	153,944
Other current liabilities	1,394,150	819,839
Deferred contract liability	110,727	199,160
Current debt, net of deferred financing costs of $7,772 and $0, respectively	4,656,757	-
Total current liabilities	9,894,085	2,121,818

Long-term debt, net of deferred financing costs of $0 and $45,079	-	3,119,450
Other long-term liabilities	106,159	121,667
Total long-term liabilities	106,159	3,241,117

Total liabilities	10,000,244	5,362,935

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 54,267,440 and 54,108,510 shares issued and outstanding, respectively	542,674	541,085
Additional paid-in capital	134,645,911	133,901,406
Accumulated deficit	(131,174,812)	(124,671,250)
Total stockholders’ equity	4,013,773	9,771,241

Total liabilities and stockholders’ equity	$14,014,017	$15,134,176

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
	2018	2017

Revenue:
Product sales	$12,367,115	$7,162,456
Contract services	1,807,669	616,293
	14,174,784	7,778,749
Operating costs and expenses:
Costs of product sales	9,798,384	4,368,093
Costs of contract services	1,008,715	285,095
Research and development	2,497,127	2,042,732
Selling, general and administrative	7,299,860	6,367,331
	20,604,086	13,063,251

Loss from operations	(6,429,302)	(5,284,502)
Other income (expense), net	(74,260)	506,186
Net loss	$(6,503,562)	$(4,778,316)

Net loss per common share - basic and diluted	$(0.12)	$(0.10)

Weighted average number of shares of common stock outstanding - basic and diluted	54,183,772	50,038,799

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2016	48,519,313	$485,193	$128,409,933	$(119,892,934)	$9,002,192

Issuance of common stock upon exercise of employee and director options	72,347	723	58,810	-	59,533
Issuance of common stock under employee stock purchase plan	116,023	1,160	52,601	-	53,761
Issuance of common stock under stock bonus plan	68,023	680	(680)	-	-
Issuance of common stock under definitive stock purchase agreement	5,347,300	53,473	5,046,425	-	5,099,898
Common stock used for tax withholdings	(14,496)	(144)	(12,236)	-	(12,380)
Compensation expense from employee and director stock option and common stock grants			346,553	-	346,553
Net loss				(4,778,316)	(4,778,316)
Balances at December 31, 2017	54,108,510	$541,085	$133,901,406	$(124,671,250)	$9,771,241

Issuance of common stock upon exercise of employee and director options	37,672	376	26,119	-	26,495
Issuance of common stock under employee stock purchase plan	55,964	560	52,639	-	53,199
Issuance of common stock under stock bonus plan	76,079	761	(761)	-	-
Issuance of common stock under definitive stock purchase agreement	-	-	-	-	-
Common stock used for tax withholdings	(10,785)	(108)	(10,354)	-	(10,462)
Compensation expense from employee and director stock option and common stock grants			676,862	-	676,862
Net loss				(6,503,562)	(6,503,562)
Balances at December 31, 2018	54,267,440	$542,674	$134,645,911	$(131,174,812)	$4,013,773

See accompanying notes to consolidated financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(6,503,562)	$(4,778,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435,512	400,370
Non-cash equity based compensation	676,862	346,553
Gain on sale of long-lived assets	-	(606,006)
Change in operating assets and liabilities:
Accounts receivable	(857,496)	339,523
Deferred contract asset	-	29,917
Inventories	(2,442,527)	(591,625)
Prepaid expenses and other current assets	(144,196)	16,031
Accounts payable and other current liabilities	2,621,068	(206,233)
Unearned revenue	582,875	-
Deferred contract liabilities	(88,433)	199,160
Other long-term liabilities	(15,508)	(20,000)
Net cash used in operating activities	(5,735,405)	(4,870,626)

Cash flows from investing activities:
Acquisition of property and equipment, net	(373,347)	(83,838)
Cash paid for patent and trademark fees	(54,921)	(30,060)
Cash proceeds from the sale of long-lived assets	-	1,392,948
Net cash (used in) / provided by investing activities	(428,268)	1,279,050

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	53,199	53,761
Proceeds from line of credit	1,500,000	3,100,000
Payment of employee tax withholdings in exchange for return of common stock	(10,462)	(12,380)
Issuance of common stock upon definitive stock purchase agreement	-	5,099,898
Issuance of common stock upon exercise of employee and directors options	26,495	59,533
Net cash provided by financing activities	1,569,232	8,300,812

(Decrease) / increase in cash, cash equivalents, and restricted cash	(4,594,441)	4,709,236
Cash, cash equivalents, and restricted cash at beginning of period	6,809,325	2,100,089
Cash, cash equivalents, and restricted cash at end of period	$2,214,884	$6,809,325

See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

UQM Technologies, Inc. and our wholly-owned subsidiaries develop, manufacture and sell power dense, high efficiency electric motors, generators, power electronic controllers and fuel cell compressors for the commercial truck, bus, automotive, marine, and industrial markets. Our headquarters and production facility is located in Longmont, Colorado, and we opened a service center in Shanghai, China to support our installed base of products there. Our revenue is derived primarily from product sales to customers in the commercial truck, bus, automotive, marine, and industrial markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability, together with our partners, to commercialize our products and technology.

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

 (d)  Accounts Receivable

We extend unsecured credit to many of our customers following a review of the customers’ financial condition and credit history. Our sales are conducted through acceptance of customer purchase orders or in some cases through supply agreements. For credit qualified customers, our standard terms are net 30 days. For international customers without an adequate credit rating, our typical terms are irrevocable letter of credit or cash payment in advance of delivery. We establish an allowance for uncollectable accounts based upon a number of factors including the length of time trade receivables are past due, the customer’s ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts receivable. At December 31, 2018 and 2017, we had no allowance for doubtful accounts receivable.

(e)  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. We analyze obsolete or slow-moving  inventory on a periodic basis and we charge directly to expense obsolete or slow moving inventory items during the period we assess the value of such inventory to be impaired. For the years ended December 31, 2018 and 2017, we recognized a reserve for obsolete or slow moving inventory of $169,954 and $0, respectively. See Note 5.

(f)  Property and Equipment

Property and equipment are stated at cost, unless the asset was acquired, in part, with U.S. Department of Energy (“DOE”) grant funds, in which case it is stated at cost net of DOE reimbursements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except for buildings, which are depreciated over 27.5 years. Maintenance and repairs are charged to expense as incurred.  Depreciation expense for the years ended December 31, 2018 and 2017 was $376,346 and $345,415, respectively, and was reported in operating costs and expenses on the Consolidated Statements of Operations.

(g)  Patent and Trademark Costs

Patent and trademark costs consist primarily of legal expenses, and represent those costs incurred by us for the filing of patent and trademark applications. Amortization of patent and trademark costs is computed using the straight-line method over the estimated useful life of the asset, typically 8 years for patents, and 40 years for trademarks. Amortization expense for the years ended December 31, 2018 and 2017, was $23,558 and $25,423,  respectively.

(h)  Impairment of Long-Lived Assets

We periodically evaluate whether circumstances or events have affected the recoverability of long-lived assets including intangible assets with finite useful lives. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or groups of assets from expected future cash flows (undiscounted and without interest charges) estimated by management. If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows. As of December 31, 2018 and 2017 there was no impairment of long-lived assets.

(i)   Product Warranties

Our warranty policy generally provides three months to four years of coverage depending on the product. We record a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products. For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available. The following is a summary of warranty activity for the years ended December 31, 2018 and 2017.

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions (1)	End of Year
Year ended December 31, 2018
Accrued warranty cost	$333,431	312,132	(47,148)	$598,415

Year ended December 31, 2017
Accrued warranty cost	$289,710	173,014	(129,293)	$333,431

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

(k)  Revenue and Cost Recognition

Accounting Policies

Product Sales - Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied.  The majority of the Company’s contracts have a single performance obligation to transfer products.  Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price.  The Company sells its products directly to customers under agreements with payment terms of prepayment or generally net 30 days for credit qualified customers.

Contract Services -  The majority of the Company’s contracts have a single performance obligation to transfer products or an agreed-upon task(s) over time.  Accordingly, revenue is recognized using cost input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract, as the performance obligations are satisfied. Costs incurred towards contract completion may include costs associated with direct materials, labor, subcontractors, and other indirect costs.

Shipping and Handling Costs- We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products.  Accordingly, we record customer payment of shipping and handling costs as a component of net sales, and classify such costs as a component of cost of sales.

Product Warranties - Our standard product warranty is for one year and provides assurance to the customer that the purchased product will function as intended and complies with agreed-upon specifications.  A customer can negotiate an extended warranty period from four months up to four years.  The cost of the warranty can be included in the price of the unit or separately stated as a line item in the contract.  A majority of our customers have the warranty included in the sales price of the product which is then accounted for as a guarantee.  Warranties that are stated as a separate line item in the contract are considered a single performance obligation which is recognized by the time elapsed input method.

Unearned Revenue - When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record unearned revenue, which represents a contract liability.  We recognize unearned revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

License Agreements - We account for our license agreements as multi-element arrangements.  Each element in the arrangement is considered a single performance obligation and is treated accordingly.  Revenue recognition for the licensing element in the agreement is recognized by the time elapsed input method. Revenue recognition for the product sales element follows the revenue recognition rules as noted above for product sales.

The effect of the adoption of new revenue recognition standard (ASC 606) on our Consolidated Statement of Operations and Balance Sheet as of December 31, 2018 and 2017 did not have a material impact on the timing of the Company’s revenue recognition.

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

	Year Ended December 31,
	2018	2017
United States & Canada	$7,399,406	$4,009,941
Asia Pacific	6,554,721	3,388,370
Europe	220,657	380,438
Total Revenues	$14,174,784	$7,778,749

(l)   Government Grants

When the Company has been awarded government grants, revenue and cost reimbursements from government grants are recognized when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant proceeds will be received. Government grants are recognized in the Consolidated Statements of Operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the Consolidated Statements of Operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the Consolidated Statements of Operations over the estimated useful life of the depreciable asset as reduced depreciation expense. If we dispose of assets acquired using grant funding, we may be required to reimburse the DOE upon such sale date if the fair value of the asset on the date of disposition exceeds $5,000. The amount of any such reimbursement shall be equal to 50 percent of the fair value of the asset on the date of disposition.

During the fiscal years ended December 31, 2018 and 2017, the Company did not recognize any revenue or cost reimbursements from government grants.

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

(o)  Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017

Numerator:
Net loss	$(6,503,562)	$(4,778,316)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	54,183,772	50,038,799

Net loss per common share - basic and diluted	$(0.12)	$(0.10)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2018	2017

Non-vested stock bonus plan shares	169,872	57,760
Stock options outstanding	4,190,470	3,315,819
Warrants to purchase common stock	4,000,000	5,489,733

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

(q)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard was effective for us for the first fiscal year beginning after December 15, 2017.  This standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application and providing additional disclosures. The Company adopted this standard in the quarter ending March 31, 2018 using the full retrospective method with the cumulative effect and additional disclosures at the period of adoption. The adoption of the standard did not have a material impact on the timing of the Company’s revenue recognition.

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

As of December 31, 2018, the Company has sustained recurring losses from continuing operations, had  a working capital deficit of $836,263 and accumulated deficit of $131,174,812.  The Company’s cash and cash equivalents balance at December 31, 2018 was $1,918,570.

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on September 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. As of December 31, 2018,  $4,664,529 was drawn on the line of credit.  For additional information, see Note 8 of the Consolidated Financial Statements.

On January 21, 2019 the Company announced it had entered into an Agreement and Plan of Merger with Danfoss Power Solutions (“the Merger”). Under the terms of the Agreement the Company will continue as the surviving corporation and a wholly-owned subsidiary of Danfoss Power Solutions.  The board of directors of the Company unanimously approved and declared advisable the Merger.  If the transactions contemplated by the Merger Agreement are consummated, the Company shares will be delisted from the NYSE American stock exchange and deregistered under the Securities Exchange  Act of 1934, as amended.

Our existing cash resources and cash generated from our revenues, are not expected to be sufficient to complete our business plan for the next twelve months.  Should those resources be insufficient, we may need to renegotiate existing debt, secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all. Therefore, management believes there is substantial doubt about the entity’s ability to continue as a going concern.

Management believes completion of the Plan of Merger with Danfoss Power Solutions described above mitigates the substantial doubt raised by our historical operating result and fulfilling our estimated liquidity needs twelve months from the issuance of the financial statements.   The Plan of Merger with Danfoss Power Solutions is subject to approval by our shareholders and approval of the Committee on Foreign Investment in the United States (“CFIUS”) prior to completion, so therefore we are unable to predict with certainty the completion of the Merger.

(3)	Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the cash on the Consolidated Statements of Cash Flows for the periods ending December 31, 2018 and December 31, 2017.

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$1,918,570	$6,309,269
Restricted cash, current	296,314	176,193
Restricted cash, long-term	-	323,863
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$2,214,884	$6,809,325

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

(4)  Contracts in Process

At December 31, 2018 and 2017, the estimated period to complete contracts in process ranged from one to three months and one to three months, respectively. We expect to collect all accounts receivable arising from these contracts within sixty days of billing. For the years ended December 31, 2018 and 2017, the Company did not incur any contract impairment charges.  At December 31, 2018 there were no changes expected to existing contracts.

The following summarizes contracts in process:

	December 31,	December 31,
	2018	2017
Costs incurred on engineering services contracts	$1,008,715	$56,175
Estimated earnings	688,227	144,665
	1,696,942	200,840
Less billings to date	(1,807,669)	(400,000)

Contracts in process	$(110,727)	$(199,160)

Included in the accompanying Consolidated Balance Sheets is as follows:

Deferred contract liability	(110,727)	(199,160)
Contracts in process	$(110,727)	$(199,160)

(5)  Inventories

Inventories consist of:

	December 31,	December 31,
	2018	2017
Raw materials	$7,836,381	$7,679,922
Work-in-process	351,402	289,848
Finished products	3,719,404	1,390,200
Reserve for obsolete or slow moving inventory	(7,123,300)	(7,018,610)
	$4,783,887	$2,341,360

As of December 31, 2018, we recorded an expense of $169,954 to increase the reserve for obsolete or slow moving inventory and zero at December 31, 2017.

(6)  Patents and Trademarks

Patents owned by the Company had a gross carrying amount of $1,232,574 and $1,175,952, accumulated amortization of $972,553 and $953,491, and a net carrying amount of $260,021 and $222,461, at December 31, 2018 and December 31, 2017, respectively. Trademarks owned by the Company had a gross carrying amount of $175,841 and $175,841, accumulated amortization of $89,877 and $85,381, and a net carrying value of $85,964 and $90,460 at December 31, 2018 and December 31, 2017, respectively. Patents and trademarks are amortized on a straight-line basis over the estimated useful life of the asset.  The weighted-average period of amortization is eight years for patents, and forty years for trademarks.

Estimated future amortization of these intangible assets by fiscal year is as follows:

	Patents	Trademarks
2019	$12,316	$4,496
2020	8,226	4,496
2021	8,226	4,496
2022	8,226	4,496
2022	8,226	4,496
Thereafter	214,801	63,484
	$260,021	$85,964

(7)  Other Current Liabilities

Other current liabilities consist of:

	December 31,	December 31,
	2018	2017
Accrued payroll and employee benefits	$159,966	$94,680
Accrued personal property and real estate taxes	235,133	235,133
Accrued warranty costs	598,415	333,431
Accrued fees to Sinotruk	160,000	-
Accrued import duties	87,100	87,100
Accrued legal fees	72,731	-
Accrued royalties	48,336	48,336
Other	32,469	21,159
	$1,394,150	$819,839

(8) Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarters facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance which was 6.52% as of December 31, 2018.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Balance Sheet as of December 31, 2018 and December 31, 2017.  For additional information, see Note 3 to the Consolidated Financial Statements.  The covenants under the debt agreement require the Company to have liquid assets of a minimum of $1.5 million with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of December 31, 2018, the Company was in compliance with its covenants. The non-revolving line of credit will expire on September 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest are due. As of December 31, 2018,  $4,664,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit.

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

Effective July 1, 2017, the Company entered into new employment agreements with its four executive officers, which expire December 31, 2019.  The aggregate future base salary payable to the executive officers over their remaining terms is $1,098,004.

Lease Commitments

During the year ended December 31, 2018 the Company entered into a four year lease for its service center in Shanghai, China. The Company recorded rent expense in 2018 of $12,500 related to its service center lease.    There were no operating leases and there was no rental expense during the year ended December 31, 2017.

The Merger

Under some circumstances, the Company may be required to pay a termination fee of $3.5 million in connection with the termination of the Merger Agreement.

Litigation

Between February 20, 2019 and March 5, 2019, six shareholder complaints were filed in Colorado court related to the proposed Merger, and then on March 11, 2019 another shareholder compliant related to the proposed Merger was filed in the United States District Court for the Southern District of New York..

On February 20, 2019, a putative shareholder class action complaint captioned Carter v. UQM Technologies, Inc., et. al., (the ‘‘Carter Complaint’’) was filed in the United States District Court for the District of Colorado against the Company and the members of its board of directors. The Carter Complaint alleges that the Company directors breached their fiduciary duties and the Company aided and abetted in the breach of fiduciary duties in connection with the negotiation and approval of the merger agreement by failing to maximize shareholder value, and it brings claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), based on alleged failure to disclose material information in the February 22, 2019 preliminary proxy statement on Schedule 14(A) filed with the Securities and Exchange Commission. The Carter Complaint seeks to enjoin the Company and the directors and Company from proceeding with the stockholders meeting to vote on the Merger proposal and to otherwise enjoin the directors from consummating the merger, an accounting by the defendants for alleged damages sustained as a result of the alleged failure to meet their fiduciary duties, and plaintiff’s costs and attorneys’ and experts’ fees.

On February 22, 2019, a putative shareholder class action complaint captioned Franchi v. UQM Technologies, Inc., et al.,  (the ‘‘Franchi Complaint’’) was filed in state District court in Weld County, Colorado against the Company and the members of its board of directors. The Franchi Complaint asserts claims for (i) breach of fiduciary duty by the directors; (ii) indemnification by the Company to the plaintiff class; (iii) an injunction against the proposed merger; (iv) breach of fiduciary duty as a derivative action; and (v) waste of corporate assets against the individual directors on behalf of the Company. The Franchi Complaint seeks, among other things, certification of a plaintiff class, injunctive relief ordering the directors to fulfill their fiduciary duties to the Company and class, an accounting by the defendants for alleged damages sustained as a result of the alleged failure to meet their fiduciary duties, and plaintiff’s costs and attorneys’ and experts’ fees. The Defendants accepted service of the Franchi Complaint on February 26, 2019.

On February 25, 2019, a plaintiff shareholder complaint captioned Lopez v. UQM Technologies, et al. (the ‘‘Lopez Complaint’’) was filed in the United States District Court for the District of Colorado. The Defendants accepted service of the Lopez Complaint on February 26, 2019. On March 1, 2019, a plaintiff shareholder complaint captioned ETS Logistics, Inc. v. UQM Technologies, et al., (the ‘‘ETS Complaint’’) was filed in the United States District Court for the District of Colorado. On March 5, 2019, a putative shareholder class action complaint captioned Poston v. UQM Technologies, et al., (the ‘‘Poston Complaint’’) was filed in the United States District Court for the District of Colorado. Also on March 5, 2019, a putative shareholder class action complaint captioned Arukala v. UQM Technologies, et al., (the ‘‘Arukala Complaint’’) was filed in the United States District Court for the District of Colorado. The Lopez Complaint, the ETS Complaint, the Poston Complaint, and the Arukala Complaint bring claims under Section 14(a) and Section 20(a) of the Exchange Act based on alleged failure to disclose material information in the February 22, 2019 preliminary proxy statement filed with the SEC. The class action complaints seek, among other things, certification of a plaintiff class, and each of the Lopez Complaint, ETS Complaint, Poston Complaint, and Arukala Complaint seeks injunctive relief to prevent the parties from proceeding with, consummating, or closing the Merger Agreement and the subsequent Merger contemplated by the Merger Agreement unless allegedly omitted material information is disclosed in the proxy; an accounting by the defendants for alleged damages sustained by the plaintiffs; and unspecified plaintiff’s costs and attorneys’ and experts’ fees.

On March 11, 2019, a putative shareholder class action complaint captioned David Gunderson v. UQM Technologies, Inc., et al.,  (the ‘‘Gunderson Complaint’’) was filed in United States District Court for the Southern District of Southern New York against the Company and the members of its board of directors. The Gunderson Complaint asserts claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), based on alleged failure to disclose material information in the March 7, 2019 definitive proxy statement on Schedule 14(A) filed with the Securities and Exchange Commission.

The Company believes each of the claims asserted in the above captioned complaints relating to this Merger are without merit and the Company and its directors intend to vigorously contest them.  Management does not believe that the outcome of this litigation will have a material impact on the financial condition of the Company.

(10)  Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its long-term debt of $4,656,757 is reported at amortized cost.  The Company’s long-term debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

(11)  Stockholders’ Equity

The Company has warrants outstanding as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020

			Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2017	5,489,733	$1.53	2.3 years
Granted	-	$-
Exercised	-	$-
Forfeited	(1,489,733)	$2.13
Outstanding at December 31, 2018	4,000,000	$1.31	1.8 years

Exercisable at December 31, 2018	4,000,000	$1.31	1.8 years

(12)  Stock-Based Compensation

Stock Option Plans

As of December 31, 2018, we had 7,100,000 shares of common stock authorized and 3,661,320 shares of common stock available for future grant to employees and consultants under our 2012 Equity Incentive Plan (“Plan”).  The term of the 2012 Plan is ten years. Under the 2012 Plan, the exercise price of each option is set at the fair value of the common stock on the date of grant and the maximum term of the option is ten years from the date of grant. Options granted to employees generally have a ten year term and vest ratably over a three-year period. The maximum number of options that may be granted to an employee under the Plan in any calendar year is 500,000. Forfeitures under the Plan are available for re-issuance at any time prior to expiration of the Plan in 2022. Options granted under the Plan to employees require the option holder to abide by certain Company policies, which restrict their ability to sell the underlying common stock. Prior to the adoption of the 2012 Plan, we issued stock options under our 2002 Equity Incentive Plan. Forfeitures under the 2002 Equity Incentive Plan may not be re-issued.

We also have a Stock Option Plan for Non-Employee Directors (“Directors Plan”) pursuant to which Directors may elect to receive stock options in lieu of cash compensation for their services as directors. As of December 31, 2018, we had 1,000,000 shares of common stock authorized and 434,557 shares of common stock available for future grant under the Directors Plan. Option terms range from three to ten years from the date of grant. Option exercise prices are equal to the fair value of the common shares on the date of grant. Options granted under the plan vest immediately. Forfeitures under the Directors Plan are available for re-issuance at a future date.

Stock Bonus Plan

We have a Stock Bonus Plan (“Stock Plan”) administered by the Board of Directors. As of December 31, 2018, we had 2,854,994 shares of common stock authorized and there were 538,747 shares of common stock available for future grant under the Stock Plan.  Under the Stock Plan, shares of common stock may be granted to employees, key consultants, and directors who are not employees as additional compensation for services rendered. Vesting requirements for grants under the Stock Plan, if any, are determined by the Board of Directors at the time of grant.

Stock Purchase Plan

We have established a Stock Purchase Plan under which eligible employees may contribute up to 10 percent of their compensation to purchase shares of our common stock at 85 percent of the fair market value at specified dates.  At December 31, 2018, we had 1,200,000 shares of common stock authorized and 500,354 shares of common stock available for issuance under the Stock Purchase Plan.

Share-Based Compensation Expense

We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. The exercise price of options is equal to the market price of our common stock (defined as the closing price reported by the NYSE American stock exchange) on the date of grant. We adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the years ended December 31, 2018 and 2017 was insignificant.

We use the Black-Scholes-Merton option pricing model for estimating the fair value of stock option awards. The expected volatility and the expected life of options granted are based on historical experience, and the risk free interest rate is obtained from the U.S. Department of the Treasury daily yield curve rates. The weighted average estimated values of employee and director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended December 31, 2018 and 2017 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2018		2017

Weighted average estimated fair value of grant	$1.23	per option	$0.59	per option
Expected life (in years)	6.9	years	6.0	years
Risk free interest rate	2.91%		2.07%
Expected volatility	82.82%		83.52%
Expected dividend yield	0.00%		0.00%

Total share-based compensation expense and the classification of these expenses for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017

Costs of product sales	$71,737	$23,033
Costs of contract services	21,429	5,447
Research and development	52,866	51,596
Selling, general and administrative	530,830	266,477
	$676,862	$346,553

Stock Option Plans Activity

Additional information with respect to stock option activity during the year ended December 31, 2018 under our stock option plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2017	3,295,502	$1.16	6.3 years	$1,383,525
Granted	1,098,322	$1.24		-
Exercised	(37,672)	$0.70		-
Forfeited	(165,682)	$1.53		7,178
Outstanding at December 31, 2018	4,190,470	$1.16	6.5 years	$170,233

Exercisable at December 31, 2018	2,713,933	$1.20	5.2 years	$140,211

Vested and expected to vest at December 31, 2018	3,479,842	$1.25	6.4 years	$79,492

Additional information with respect to stock option activity during the year ended December 31, 2017 under our stock option plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2016	3,004,798	$1.40	6.4 years	$-
Granted	500,047	$0.87		-
Exercised	(72,347)	$0.82		-
Forfeited	(136,996)	$1.16		1,120
Outstanding at December 31, 2017	3,295,502	$1.16	6.3 years	$1,383,525

Exercisable at December 31, 2017	2,364,161	$1.32	5.3 years	$807,799

Vested and expected to vest at December 31, 2017	2,864,152	$1.23	6.0 years	$1,078,322

The weighted-average grant date fair value of options granted during the years ended December 31, 2018 and 2017, was $1.23 and $0.59,   respectively.

As of December 31, 2018, there was $864,157 of total unrecognized compensation costs related to stock options granted under our various stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-three months.  The total fair value of stock options that vested during the years ended December 31, 2018 and 2017 was $ 1,075,292 and $236,329 respectively.

Cash received by us upon the exercise of stock options for the years ended December 31, 2018 and 2017, was $26,495 in 2018 and $59,533 in 2017. The source of shares of common stock issuable upon the exercise of stock options is from authorized and previously unissued common shares.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of December 31, 2018 and December 31, 2017 and the changes during the above noted periods are presented below:

	Year ended December 31,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	57,760	$0.68	102,048	$0.84
Granted	188,191	$1.25	23,735	$0.87
Vested	(76,079)	$1.03	(68,023)	$0.98
Forfeited	-	$-	-	$-
Unvested at end of period	169,872	$1.15	57,760	$0.68

As of December 31, 2018, there was $137,225 of total unrecognized compensation costs related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at December 31, 2018 is expected to be recognized over a weighted-average period of eighteen months.

Stock Purchase Plan Activity

During the years ended December 31, 2018 and 2017, we issued 55,964 and 116,023 shares of common stock, respectively, under the Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Stock Purchase Plan for the years ended December 31, 2018 and 2017 was $53,199 and $53,761, respectively.

(13)  Significant Customers

We have historically derived significant revenue from a few key customers. The following table summarizes revenue and percent of total revenue from significant customers for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017

Customer A	$3,022,096	21%	$1,974,000	12%
Customer B	$2,442,761	17%	$1,714,876	10%
Customer C	$1,494,210	11%	$300,000	2%

The following table summarizes accounts receivable from significant customers as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Customer A	-%	-%
Customer B	30%	67%
Customer C	4%	-%

(14)  Income Taxes

On December 22, 2017 (the "Enactment Date"), the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code and key provisions applicable, or that may be applicable, to us or certain of UQM Technologies Inc.’s existing or potential customers for 2018 include the following: (1) reduction of the U.S. federal corporate tax rate from 35% to 21% percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; (6) limitations on net operating losses (“NOL”) generated after December 31, 2017 to 80 percent of taxable income; and (7) the introduction of the Base Erosion Anti-Abuse Tax (“BEAT”) for tax years beginning after December 31, 2017.

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

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of  21 percent to December 31, 2018 and 34 percent to December 31, 2017 and to the prior years as a result of the following:

	Year ended	Year ended
	December 31,	December 31,
	2018	2017
Computed "expected" tax benefit	$(1,365,746)	$(1,608,777)
Increase (decrease) in taxes resulting from:
Foreign Rate Differential	4,255	-
Increase (decrease) in valuation allowance for net deferred tax assets	1,482,507	(13,303,260)
Change in rate on deferred opening balance	-	13,289,000
Other Adjustments	(9,044)	1,662,208
Other, net	(111,972)	(39,171)
Income tax expense	$—	$—

The components of the Company’s federal and state deferred tax assets and liabilities at December 31, 2018 and 2017 are shown below.  The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Research and development credit carry-forwards	$4,073	$4,073
Net operating loss carry-forwards	24,259,168	22,947,741
Deferred compensation	14,160	9,443
Property and equipment	75,274	75,545
Stock Compensation	691,991	659,526
Other	2,168,122	2,033,592
Total deferred tax assets	27,212,788	25,729,920

Deferred tax liabilities:
Intangible assets	35,571	35,211
Total deferred tax liabilities	35,571	35,211

Net deferred tax assets	27,177,217	25,694,709

Less valuation allowance	(27,177,217)	(25,694,709)

Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2018 and December 31, 2017, respectively, we had NOL carry-forwards of approximately $100.6 million and $95.3 million, respectively for U.S. income tax purposes that expire in varying amounts through 2038. At December 31, 2017, approximately $5.3 million of the net operating loss carry-forwards are attributable to stock options, the benefit of which will be credited to additional paid-in capital if realized. At December 31, 2017, the new accounting pronouncements (ASU 2016-09) changed the accounting for net operating losses allowing recognition in 2017.  However, due to the provisions of Section 382 of the Internal Revenue Code, the utilization of a portion of these NOLs may be limited. Future ownership changes under Section 382 could occur that would result in additional Section 382 limitations, which could further restrict the use of NOLs. In addition, any Section 382 limitation could reduce our ability for utilization to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

The valuation allowance for deferred tax assets of $27.2 million and $25.7 million at December 31, 2018 and December 31, 2017, respectively, relates principally to the uncertainty of the utilization of deferred tax assets in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable.

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

(15)  401(k) Employee Benefit Plan

We have established a 401(k) Savings Plan (“401K Plan”) under which eligible employees may contribute up to 15 percent of their compensation. Employees over the age of 18 are eligible immediately upon hire to participate in the 401K Plan. At the direction of the participants, contributions are invested in several investment options offered by the 401K Plan. We currently match 33 percent of participants’ contributions, subject to certain limitations. These matching contributions vest ratably over a three-year period. Matching contributions to the 401K Plan were $148,255 and $118,512, for the years ended December 31, 2018 and 2017 respectively.

(16)  Interim Financial Data (Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2018
Sales	$1,611,574	$2,701,655	$4,385,422	$5,476,133
Gross profit	$306,671	$720,484	$1,039,253	$1,301,277
Net loss	$(1,932,798)	$(2,469,726)	$(1,141,573)	$(959,465)

Net loss per common share basic and diluted:	$(0.04)	$(0.05)	$(0.02)	$(0.01)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2017
Sales	$1,015,045	$1,788,955	$2,752,554	$2,222,195
Gross profit	$326,132	$701,764	$1,281,220	$816,445
Net loss	$(1,606,026)	$(1,348,221)	$(543,401)	$(1,280,668)

Net loss per common share basic and diluted:	$(0.03)	$(0.03)	$(0.01)	$(0.03)

(17)    Subsequent Events

As described in Note 2 and elsewhere in this Annual Report, on January 21, 2019, we entered into the Merger Agreement with Danfoss and Merger Sub, and if the merger transaction thereby is effected, the Company will become a wholly owned subsidiary of Danfoss Power Solutions (US) Company.

Since the announcement of the Merger on January 21, 2019, holders of the Company’s warrants have exercised 1,950,115 warrants.  In exchange for issuing the common shares for the warrants, the Company received $2,554,651.

On March 11, 2019, we entered into a Change in Terms Agreement with Bank of the West that served to, among other things, extend the maturity date of the promissory note evidencing our debt obligations to September 15, 2019.

ITEM 9.        CHANGE IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 16, 2017, and as described in a Current Report on Form 8-K dated November 16, 2017, Hein & Associates LLP (“Hein”), the independent registered public accounting firm for the Company, merged with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation of Hein, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company effective for the year ended December 31, 2017.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls And Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on their evaluation as of December 31, 2018, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii)

accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors who oversees the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information required by Item 10 is incorporated by reference from and contained under the headings “Election of Directors”, “Management” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or an amendment to be filed to this Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from and contained under the headings “Executive Compensation”, “Option Grants during Fiscal Year 2018,” “Aggregate Option Exercises During Fiscal Year 2018,” “Option Values at the End of Fiscal Year 2018,” “Director Compensation,”  “Compensation discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or an amendment to be filed to this Form 10-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from and contained under the heading “Security Ownership of Certain Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or an amendment to be filed to this Form 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from and contained under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or an amendment to be filed to this Form 10-K.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from and contained under the heading “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders or an amendment to be filed to this Form 10-K.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

UQM Technologies, Inc. (included in Part II):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December, 31, 2018 and 2017.

Consolidated Statements of Operations for the Year Ended December 31, 2018 and Year Ended December 31, 2017

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2018 and Year Ended December 31, 2017

Consolidated Statements of Cash Flows for the Year Ended December 31, 2018 and Year Ended December 31, 2017

Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules:

Valuation and Qualifying Accounts. See note 1(e) to the Consolidated Financial Statements above.

	3.	Exhibits:

2.1

Agreement and Plan of Merger dated January 21, 2019, among UQM Technologies, Inc., Danfoss Power Solutions (US) Company and Danfoss-2019 Merger Sub Inc. Reference is made to Exhibit 2.1 of our current report on Form 8-K filed on January 22, 2019, which is incorporated herein by reference.

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

10.1

Credit Agreement dated March 15, 2017 between UQM Properties, Inc. and Bank of the West pertaining to the Company’s working capital and cash management non-revolving line of credit.  Reference is made to Exhibit 4.4 of our Transition Report on Form 10-KT filed March 30, 2017, which is incorporated herein by reference.

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

10.14	Form of Incentive Stock Option Agreement. ** Reference is made to Exhibit 10.6 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.15	Form of Non-Qualified Stock Option Agreement. ** Reference is made to Exhibit 10.7 of our Annual Report on Form 10-K, filed on May 22, 2008, which is incorporated herein by reference.

10.16	Form of Restricted Stock Agreement, amended May 9, 2012. ** Reference is made to Exhibit 10.20 of our Annual Report on Form 10-K filed May 24, 2012, which is incorporated herein by reference.

10.17	Omitted.

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

10.21	Form of Voting Agreement. Reference is made to Exhibit 2.1 of our current report on Form 8-K filed on January 22, 2019, which is incorporated herein by reference.

10.22	Changes in Terms Agreement between UQM Properties, Inc. and Bank of the West dated March 11, 2019. Filed herewith.

16.1	Letter of Hein & Associates LLP. Reference is made to Exhibit 16.1 of our Current Report on Form 8-K filed on November 17, 2017, which is incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**    management contract or compensation plan.

Ppaper filing

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 27th day of March, 2019.

UQM TECHNOLOGIES, INC.,

a Colorado Corporation

By:	/s/ JOSEPH MITCHELL
Joseph Mitchell
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of UQM Technologies, Inc., in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board of Directors	March 27, 2019
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President and Chief Executive Officer	March 27, 2019
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Treasurer and Secretary (Principal Financial and Accounting Officer)	March 27, 2019
David I. Rosenthal

/s/STEPHEN J. ROY	Director	March 27, 2019
Stephen J. Roy

/s/JOSEPH P. SELLINGER	Director	March 27, 2019
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	March 27, 2019
John E. Sztykiel