Form 10-K/A
period 2018-12-31
UQM TECHNOLOGIES INC
filed 2019-04-24
CIK 315449

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes [ ] No [X]

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates as of December 31, 2018, based on the closing price of the Common Stock as reported by the NYSE American Stock Exchange on such date was approximately $46,127,324. As of April 24, 2019, there were 56,566,585 shares of the registrant’s Common Stock outstanding.

Explanatory Statement:

UQM Technologies, Inc. (“UQM” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A this “Amendment No. 1” to amend our Annual Report on Form 10-K for the year ended December 31, 2018, initially filed with the U.S. Securities and Exchange Commission on March 27,  2019  (the “Original Form 10-K”). This Amendment No. 1 includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14). Our Original Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before April 30, 2019.  We are filing this Amendment No. 1 to include this information because we will not be able to file the definitive proxy statement by such date.

This Amendment No. 1 amends and restates Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K. No other items in the Original Form 10-K are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the Original Form 10-K, or reflect events occurring after the date of the Original Form 10-K other than compensation decisions and award grants made following the end of the reported period. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits (Item 15) to this Amendment No. 1.

i

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

DIRECTORS

Pursuant to the bylaws of the Company, the Board of Directors (the “Board”) or shareholders set the number of directors.  The Board currently consists of five members. The Board is not classified, and each director serves for a term of one year and thereafter until his successor is duly elected and qualified.  Below is a list of our directors, their ages, committee assignments and business experience.

Name	Age	Position with the Company	Officer or Director Since	Business Experience

Donald W. Vanlandingham	79	Chairman of the Board, Member of the Compensation Committee and Member of the Governance and Nominating Committee	2003

Retired since 2003. Chairman of the board of directors of Ball Aerospace and Technologies Corporation, a wholly-owned subsidiary of Ball Corporation from 2002 to 2003; President and Chief Executive Officer of Ball Aerospace and Technologies Corporation from 1996 to 2002.

Joseph R. Mitchell	58	President and Chief Executive Officer	2012

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

Stephen J. Roy	69	Director, Chairman of the Audit Committee and Member of the Compensation Committee	2000	Principal, STL Capital Partners, LLC since 2002. Managing Director - Investment Banking for A. G. Edwards & Sons, Inc. from 1989 through 2002.

Joseph P. Sellinger	73	Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Member of the Governance and Nominating Committee	2008	Retired since 2006. Vice President, Anheuser Busch Companies and Chairman, President and Chief Executive Officer of the Anheuser Busch Packaging Group from 2000 to 2006.

John E. Sztykiel	62	Director, Chairman of the Governance and Nominating Committee and Member of the Audit Committee	2012	President, Chief Executive Officer and Director, Spartan Motors, Inc. from 2002 to February 2015.

We have provided below information about each director’s specific experience, qualifications, attributes or skills that led our Board to conclude, in light of our business and corporate strategy, that such individual should serve as a director of the Company at the time of their election in October 2019.

Mr. Vanlandingham, our Chairman, has been an independent director of the Company for 16 years.  He brings many years of leadership and management experience as Chairman and Chief Executive Officer of a major technology and manufacturing company to his role on the Board.  With experience in overseeing development of technology and complex equipment with attention to development schedules, production, quality, business development and budgets, he brings valuable insight to the Board as it oversees the Company’s operations and strategy.

Mr. Mitchell is our President and Chief Executive Officer.  Mr. Mitchell has over 28 years of experience in the automotive sector with particular focus in operations and quality, and over 18 years of experience in hybrid electric automotive applications.  Mr. Mitchell brings operational and management experience specific to UQM’s business and is a recognized leader in the electric propulsion industry.

Mr. Roy has been an independent director of the Company for over 17 years.  With over 30 years of investment banking experience and over ten years’ experience as a principal and co-founder of a private equity business, Mr. Roy brings valuable insight to the Company in finance and accounting, capital markets, business analysis and strategy.  Mr. Roy has the financial background and skills to serve as our “audit committee financial expert.”

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

No family relationship exists between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer.  There are no arrangements or understandings between any director and any other person pursuant to which any director was nominated or serves as a director.

During the year ended December 31, 2018, the Board held nine meetings. Each incumbent director attended or participated in more than 80 percent of the meetings of the Board and Board committees on which he served during the period he was a director.  Participation at meetings was sometimes by telephone, as authorized under Colorado law.  The Company encourages directors to attend the Annual Meeting of Shareholders each year.  The independent directors serving on the Board periodically meet as a group without management present.  At the 2018 Annual Meeting of Shareholders held October 17, 2018, all members of the Board attended.  None of the directors listed above have been involved during the last ten years in any legal proceedings required to be disclosed under Item 401(f) of Regulation S-K and that are material to an evaluation of the ability or integrity of that person to serve as a director of the Company.

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

Committees of the Board

Our Board has three standing committees – the Audit Committee,  the Compensation Committee, and the Governance and Nominating Committee.  Each of the Audit, Compensation and Governance and Nominating committees is comprised entirely of independent directors and is led by a committee chair.  All of our independent directors are encouraged to, and do, actively participate in the development of the Company’s business strategy in collaboration with the Chief Executive Officer and in the general oversight of the Company’s operations and financial affairs.

Mr. Roy serves as the committee chair of the Audit Committee. The Audit Committee has a written charter adopted by the Board that specifies its duties including assisting the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions, and its direct responsibility for the appointment, retention, compensation and oversight of the independent auditors.  A copy of the Company’s Audit Committee charter is available on our website at www.uqm.com “Investors – Corporate Governance”.  The Audit Committee consists of three directors, Messrs. Roy, Sellinger and Sztykiel, and met four times during the year ending December 31, 2018.  All members of the Audit Committee are independent directors as defined in applicable rules of the NYSE American Stock Exchange and the Securities and Exchange Commission (“SEC”).  The Board has determined that Mr. Roy meets the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Mr. Sztykiel serves as the committee chair of the Governance and Nominating Committee. The Governance and Nominating Committee considers such matters as whether the size and composition of the Board is appropriate in the context of the Company’s business operations, monitors and addresses issues related to corporate governance and suggests changes when it deems appropriate and oversees the annual assessment of Board performance.  The Governance and Nominating Committee has a written charter specifying its responsibilities.  The Governance and Nominating Committee consists of three directors, Messrs. Sellinger, Sztykiel and Vanlandingham and met five times during the year ending December 31, 2018.  All members of the Governance and Nominating Committee are independent directors as defined in applicable rules of the NYSE American Stock Exchange.

Mr. Sellinger serves as the committee chair of the Compensation Committee.  The Compensation Committee reviews the performance and compensation of the Company’s Chief Executive Officer and administers the 2012 Equity Incentive Plan, Employee Stock Purchase Plan, Non-Employee Director Stock Option Plan and Stock Bonus Plan.  The Compensation Committee consists of three directors, Messrs. Roy, Sellinger and Vanlandingham, and met four times during the year ending December 31, 2018.  All members of the Compensation Committee are independent directors as defined in applicable rules of the NYSE American and the SEC.  The Compensation Committee has a written charter specifying its responsibilities which is available on our website at www.uqm.com “Investors – Corporate Governance.”

Compensation Committee Interlocks and Insider Participation

Messrs. Roy, Sellinger and Vanlandingham were members of the Compensation Committee during the year ending December 31, 2018. All members of the Compensation Committee were independent directors, and no member was an employee or former employee of the Company. During the year ending December 31, 2018, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Board or the Compensation Committee.

MANAGEMENT

The executive officers of the Company are:

Name	Age	Position

Joseph R. Mitchell	58	President and Chief Executive Officer

David I. Rosenthal	64	Treasurer, Secretary and Chief Financial Officer

Adrian P. Schaffer	57	Senior Vice President of Sales and Business Development

Josh M. Ley	44	Vice President of Engineering

On January 5, 2016, Joseph R. Mitchell was appointed as our President and Chief Executive Officer.  Mr. Mitchell served as our interim President, Chief Executive Officer, and Chief Operating Officer from July 20, 2015 until January 5, 2016.  Mr. Mitchell joined the Company on June 1, 2012 and served as Senior Vice President of Operations.  From March 2012 until joining the Company, Mr. Mitchell was Director of Quality, North America, for A123 Systems, Inc. Mr. Mitchell served as Director, Operations and Quality - North American Hybrid Electric Drives for Continental Automotive from January 2008 through March 2012. From January 2007 through January 2008, Mr. Mitchell served as

Director of Operations and Hybrid Drive Segment Manager for Siemens VDO. Prior to that, Mr. Mitchell held a series of manufacturing and quality positions at Ballard Power Systems and Ford Motor Company.

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

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as an executive officer.  None of the executive officers listed above have been involved during the last ten years in any legal proceedings required to be disclosed under Item 401(f) of Regulation S-K and that are material to an evaluation of the ability of that person to serve as an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC.  The Company is required to report in this Annual Report any failure to file timely reports with the SEC  during the year ending December 31, 2018.  Based solely on its review of Form 3, Form 4 and Form 5 filings, the Company believes that all required Section 16(a) reports were filed timely during the year ending December 31, 2018.

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

Our management compensation program has three primary components:

Base pay	Provides an annual salary level consistent with market conditions, the individual’s position, responsibility and contributions.

Bonus	Provides variable cash compensation based on the achievement of Company, organizational and individual performance objectives.

Long-term equity-based Incentive pay

Aligns a portion of each executive’s annual compensation to the long-term success of the Company and encourages an ownership mindset that aligns the interests of management with those of the Company’s other shareholders.

The minimum base pay component of executive compensation is specified in an employment agreement with each of our executive officers.  Bonus payments are performance-based payments that are payable annually in cash. Long-term equity-based incentive awards consist of shares of the Company’s common stock, stock options to acquire shares of the Company’s common stock or a combination of both.

Bonus payments and long-term incentive grants are determined by the Compensation Committee based principally on objective criteria consisting of each executive officer’s achievement of personal and Company-wide goals.  Payments of bonus awards each year are based on a retrospective review of the prior year’s performance.  The amount of the cash bonus payment and long-term incentive grant for each executive is determined based on the Compensation Committee’s deliberations regarding attainment of Company-wide goals by Company executives.  The Compensation Committee’s determination of the degree of attainment of these goals by each executive was subjective and based on its deliberations.  The Compensation Committee also annually reviews the base pay of our executive offices and may increase (but not decrease) the amount of base pay as specified in the respective employment agreement with each executive officer.

The Compensation Committee is composed of three members of our Board, each of which is independent as defined in applicable rules of the NYSE American Stock Exchange and the SEC.  The Compensation Committee does not delegate its authority to establish executive compensation to any other persons.  The Compensation Committee approved the total compensation (and each of the individual elements of compensation) for Joseph R. Mitchell, President and Chief Executive Officer.  The Committee also approved the compensation of the other named executive officers with input from the Chief Executive Officer.

In 2017, the Compensation Committee retained the consulting firm Frederic W. Cook & Co., Inc. to review and assist in establishing appropriate compensation for the Company’s executive officers.  Frederic W. Cook & Co. evaluated the compensation practices of a peer group of 18 publicly-traded companies with broadly similar operations as UQM.  The consulting firm affirmed that the compensation packages of the Company’s executive officers are in-line with market comparisons.  The Compensation Committee anticipates that it may engage a compensation consultant at an interval of every three to five years to assist it in evaluating the competitiveness of its executive compensation program.

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

The Compensation Committee has reviewed all compensation policies and practices for the Company’s executive officers and employees to determine if there is risk arising from such policies and practices that could reasonably have a material adverse effect on the Company. The Compensation Committee reviews all aspects of performance in determining bonus awards and there are no specific threshold targets that increase bonuses.  In addition, the Company’s maximum bonus award in any year is limited to two times the target bonus, and the Company has to date never exceeded a bonus payout of more than 100% of the target.  Further, bonuses awarded may be recouped pursuant to our clawback policy.  Therefore, the Committee believes there is a low risk for any material adverse effect on the Company arising from the Company’s compensation policies and practices.

We have entered into employment agreements with our executive officers that contain severance payment provisions, including change in control severance payments, and provide a modest program of executive perquisites and personal benefits as are further described in the section “Employment Agreements” below.  The purpose of the employment agreements is to provide financial security for the applicable executive officer, to aid in retention and to encourage loyalty to and long-term employment with the Company.

2018 Say-on-Pay Advisory Vote

At our 2018 Annual Meeting of the Company’s shareholders, 93% of the votes cast by our shareholders approved, on an advisory basis, the compensation of our named executive officers.  Our Compensation Committee considered the results of the advisory vote on executive compensation.

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

Elements of Compensation

Base Salary.  Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions in the peer group of companies, as well as the experience and performance of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee.  Base salaries are reviewed annually by the Compensation Committee and the Board and may be increased, but not decreased without the consent of the executive, by the Board from time to time coincident with our annual review.

During the year ending December 31, 2018, the Compensation Committee increased annual base salary for each executive officer by approximately 3.0%. These increases consisted of cost of living and merit based adjustments.

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

The Compensation Committee has established target cash bonus levels as a percentage of base salary for each named executive officer based on the level of responsibility for each executive position and by reference to the level of target cash bonus payments by the peer group of companies. The target cash bonus levels for each of the Company’s named executive officers as a percentage of each officer’s base salary is as follows:

Named Executive Officer	Target Cash Bonus Percentage
Joseph R. Mitchell	75%
David I. Rosenthal	40%
Adrian P. Schaffer	35%

Actual cash bonus payments may either exceed or be less than the target level based on the Compensation Committee’s judgment as to whether Company-wide goals were met, exceeded or partially-met, subject to a maximum bonus award in any year of two times the target bonus.

For the year ending December 31, 2018, cash bonuses paid to the named executive officers as a percentage of their base salary, were as follows for performance in the year ended December 31, 2017:

Named Executive Officer	Cash Bonus Percentage Paid
Joseph R. Mitchell	75%
David I. Rosenthal	40%
Adrian P. Schaffer	35%

 In addition, for the year ending December 31, 2018, the Company-wide goals for the year ending December 31, 2018 used by the Compensation Committee for purposes of determining bonus payments included growing the Company’s revenue, executing on international strategies, controlling the rate of cash outflows with cost management and efficiencies, and executing on product innovation and product quality.

As of the date of this filing, the Compensation Committee is evaluating management’s performance for the year ended December 31, 2018 against the Company’s goals, and has not approved or authorized payment of any cash bonus awards.

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

Long-term incentive compensation may be paid in the form of Company common stock or in the form of a grant of stock options or any combination of stock and stock options.  The Compensation Committee believes that equity-based compensation awards aid in the retention of the named executive officers and serve to align the interests of the executive with those of the Company’s other shareholders. Equity-based compensation awards have a future service requirement (vesting period) of three years.

Qualitative criteria are generally used to establish goals and objectives that the Board believes add value to the Company and enhance its prospects for long-term growth and success.  The Compensation Committee has established target levels for long-term incentive compensation for each executive officer based on the level of responsibility for each executive position and the peer group of companies. The target long-term incentive compensation level (as a percentage of each officer’s base salary) for each of the Company’s named executive officers is as follows:

Named Executive Officer	Target Long-Term Incentive Compensation
Joseph R. Mitchell	100%
David I. Rosenthal	65%
Adrian P. Schaffer	55%

The Compensation Committee reviewed performance for the year ended December 31, 2017 and determined to award in 2018 long-term incentive compensation to the named executive officers at 100% of the target level.  The fair value of long-term incentive compensation awards granted to the named executive officers in for their performance, as a percentage of their base salary, were as follows:

Named Executive Officer	Actual Long-Term Incentive Compensation Percentage Awarded	Options Granted # of Shares	Stock Granted # of Shares
Joseph R. Mitchell	100%	294,737	56,000
David I. Rosenthal	65%	142,143	27,007
Adrian P. Schaffer	55%	115,243	21,896

As of the date of this filing, the Compensation Committee is evaluating management’s performance for the year ended December 31, 2018 against the Company’s goals, and has not approved or authorized payment of any long term incentive compensation awards.

Employment Agreements

Each of our named executive officers has an employment agreement with the Company, as described below.  The agreements provide for compensation in the form of annual base salary, which cannot be decreased during the term of the agreement without the consent of the executive, a monthly automobile allowance, the opportunity for cash bonuses, stock awards, stock options, and employee benefits available to other Company employees.  The agreements also provide for potential payments upon termination without cause, termination upon a change in control, disability or death.  See “Employment Agreements” below.

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

Executive Compensation

The following tables and narrative discuss the compensation of our Chief Executive Officer and our next two highest compensated officers serving as of December 31, 2018 as determined under the SEC rules.  These persons are referred to as our “named executive officers.”

	Summary Compensation Table

	Name and Principal Position	Period ended	Salary	Bonus (1)	Stock awards (2)	Option awards (2)	Non-equity incentive plan compensation (3)	All other compensation (4)	Total
			($)	($)	($)	($)	($)	($)	($)
	Joseph R. Mitchell	Dec-18	363,142	-	-	100,980	-	19,543	483,665
	President and Chief	Dec-17	344,975	100,000	28,215	95,931	196,875	19,551	785,547
	Executive Officer
	David I. Rosenthal
	Treasurer, Secretary	Dec-18	264,325	-	-	49,368	-	23,885	337,578
	And Chief Financial	Dec-17	257,247	100,000	13,795	46,904	77,905	19,655	515,506
	Officer
	Adrian P. Schaffer	Dec-18	254,706	-	-	33,726	-	17,167	305,598
	Sr. Vice President of Sales	Dec-17	168,065	75,000	9,423	32,038	65,315	31,848	381,689
	and Business Development

(1)	These payments were retention bonuses that were paid in July 2017 pursuant to the named executive officer's employment agreements.

(2)

The amounts reported in the stock and option awards’ columns represent the aggregate grant date fair value in the year granted for prior year services performed computed pursuant to FASB ASC Topic 718 in the Company’s financial statements, not reduced by the estimated forfeiture rate.  The assumptions used in determining the fair value are contained in footnote 12 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(3)

Non-equity incentive payments listed for the year ended December 31, 2018 have not been approved by the Company's Compensation Committee as of this filing.  Non-equity incentive payments listed for the year ended December 31, 2017 represent payments to be made in May, 2018 with respect to performance in the year ended December 31, 2017.

(4)

Amounts reported in the all other compensation column above are comprised of the following items:  The Company's 401-K matching contribution, automobile allowance and the employee benefit portion of life insurance premiums.

	All Other Compensation
						Moving,
						professional
			401(k) plan		Employer	dues,
			matching	Automobile	paid life	education
	Name	Period ended	contributions	allowance	insurance (1)	& other		Total
			($)	($)	($)	($)		($)
	Joseph R. Mitchell	Dec-18	7,992	9,720	1,831	-		19,543
		Dec-17	7,999	9,720	1,832	-		19,551
	David I. Rosenthal	Dec-18	11,008	9,720	1,962	-		22,690
		Dec-17	7,973	9,720	1,962	-		19,655
	Adrian P. Schaffer	Dec-18	5,888	9,720	1,559	-	(2)	17,167
		Dec-17	4,622	9,720	1,559	15,947	(2)	31,848

(1)

Premiums paid by the Company on Company-owned insurance policies to insure the salary continuation provisions contained in executive employment agreements which provide for the payment of three years annual base salary to the estate of the executive in the event of his death during the term of the employment agreement.

(2)	Includes apartment living expenses of $0 for the year ended December 31, 2018 and $15,947 for the year ended December 31, 2017, and income tax gross-ups on those expenses.

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

	Outstanding Equity Awards at December 31, 2018
		Option awards					Stock awards
		Number	Number
		of securities	of securities				Number		Market value
		underlying	underlying				of shares		of shares
		unexercised	unexercised		Option	Option	of stock		of stock
		options	options		exercise	expiration	that have		that have
	Name	exercisable	unexercisable		price	date	not vested		not vested (5)
		(#)	(#)		($)		(#)		($)

	Joseph R.	-	294,737	(1)	1.25	4/19/2028	56,000	(4)	47,600
	Mitchell	51,000	102,000	(2)	0.87	7/11/2027
		133,237	66,619	(3)	0.68	7/11/2026	13,831	(5)	11,756
		67,808	-		0.66	9/23/2025
		27,278	-		1.71	8/18/2024
		24,193	-		0.89	7/11/2022

	David I.	-	142,143	(1)	1.25	4/19/2028	27,007	(4)	22,956
	Rosenthal	24,933	49,867	(2)	0.87	7/11/2027
		65,145	32,572	(3)	0.68	7/11/2026	6,762	(5)	5,748
		85,836	-		0.66	9/23/2025
		40,651	-		1.71	8/18/2024
		-	-		0.00	1/0/1900

	Adrian P.	-	115,243	(1)	1.25	4/19/2028	21,896	(4)	18,612
	Schaffer	17,033	34,067	(2)	0.87	7/11/2027
		44,497	22,249	(3)	0.68	7/11/2026	4,619	(5)	3,926
		58,630	-		0.66	9/23/2025
		27,677	-		1.71	8/18/2024
		71,854	-		0.89	7/11/2022

(1)	These unexercisable options were granted on April 20, 2018. One-third of the options will vest over each of the next three years starting on April 20, 2019.

(2)

These unexercisable options were granted on July 12, 2017.  One-third of the options have vested, and an additional one-third of the options are scheduled to vest on each of July 12, 2019 and July 12, 2020.

(3)	These unexercisable options were granted on July 12, 2016. Two-thirds of the options have vested, the remaining one-third of the options are scheduled to vest on July 12, 2019.

EMPLOYMENT AGREEMENTS

We have employment agreements with each of our named executive officers as described below.

Current Named Executive Officers

On July 1, 2017, the Company entered into an employment agreement with each of Messrs. Mitchell, Rosenthal, and Schaffer, which continue through December 31, 2019.  The agreements will automatically renew on generally the same  terms and conditions for successive twenty-four (24) month periods, unless either party gives written notice of non-renewal to the other party at least sixty (60) days prior to December 31, 2019 or any such renewal term then in effect.  The agreements for these officers contain certain severance provisions, including severance provisions arising from a change in control of the Company.

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

Change in Control

In the event of a change in control, all stock options and bonus stock awards held by executive officers become immediately vested under the terms of the employment agreements.  In addition, upon a termination of the executive officer’s employment (or a material diminution to his responsibilities or other material changes) within twenty-four months following a change of control, the executive will receive a lump sum equal to one year’s base salary (two years’ base salary in the case of Mr. Mitchell), a cash bonus (equal to the average of the annual cash bonus paid for the preceding three years), and two-thirds of six months of COBRA premiums for the same medical coverage elected by the Executive immediate prior to the termination date.    For purposes of the agreements, a change in control generally means any merger, reorganization, sale of substantially all Company assets, liquidation, a change in the composition of the Company’s Board as defined in the employment agreement and any other transaction that the Board determines by resolution to be a corporate transaction.

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

PAYMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our current executive employment agreements provide compensation to Messrs. Mitchell, Rosenthal and Schaffer in the event of a termination of employment, including termination of employment (or deemed termination) following a change in control.  The tables below show the potential payments or benefits upon a termination or change in control for each of the Company’s executive officers assuming the triggering event took place on December 31, 2018.  The closing price per share of our common stock on the last trading day prior to December 29, 2018 was $0.85.  Actual amounts can only be determined at the date of the triggering event.  The amount of acceleration of unvested equity awards represents the intrinsic value of in-the-money non-vested stock options and non-vested stock awards as of December 31, 2018 that would vest upon termination or change in control.  The proposed Merger with Danfoss (as described below and in the Original Form 10-K) will constitute a change in control for purposes of each executive officer’s employment agreement; however, it is expected that each executive officer will continue to serve as an executive officer of the Company after the Merger is consummated.

	Termination	Termination		Termination
	by us for	by us without	Termination	due to a change
	cause	cause	due to death	in control
	($)	($)	($)	($)
Joseph R. Mitchell:
Base Salary/Severance	-	729,129	180,243	847,421
Life Insurance Proceeds	-	-	1,081,458	-
Acceleration of unvested equity awards	-	-	-	349,233
Total	-	729,129	1,261,701	1,196,653

David I. Rosenthal:
Base Salary/Severance	-	141,395	133,337	324,700
Life Insurance Proceeds	-	-	800,021	-
Acceleration of unvested equity awards	-	-	-	169,527
Total	-	141,395	933,358	494,227

Adrian P. Schaffer:
Base Salary/Severance	-	133,529	127,905	300,306
Life Insurance Proceeds	-	-	767,430	-
Acceleration of unvested equity awards	-	-	-	127,082
Total	-	133,529	895,336	427,388

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

Non-employee directors also receive each year shares of the Company’s common stock with a fair value of $14,000 on the date of the grant.  These shares vest immediately upon grant.  In addition, each non-employee director receives a stock option for the number of shares that is equivalent to $21,000 as determined by utilizing the Black-Scholes-Merton option-pricing model on the date of the grant.  Options granted under this component of director compensation vest immediately.

In addition, each non-employee director upon initial election to the Board is awarded 2,000 shares of the Company’s common stock at a purchase price of $0.01 per share.  Directors who are employees of the Company are not entitled to additional compensation for their service as directors.    Accordingly, Mr. Mitchell did not receive additional compensation for his service as a director.

For the year ended December 31, 2018, directors of the Company who are not employees may elect to receive an annual retainer of $35,000 in cash or the grant of options with an exercise period of ten years to acquire that number of shares of the Company’s common stock that is equivalent to $35,000 as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant or a combination of cash and options that together have a fair value of $35,000.  Options granted under the plan vest immediately. In addition, the Chairman of the Board receives an additional annual cash retainer of $21,000 and the the Chairman of the Audit Committee,  Chairman of the Compensation Committee, and the Chairman of the Governance and Nominating Committee each receive an additional annual cash retainer of $10,000, $8,000, and $5,000 respectively. Each non-employee Director receives $2,000 for each committee served on except the committee chaired.

During the year ended December 31, 2018, non-employee directors also received shares with a fair value of $14,000 on the date of grant, except for the Chairman of the Board who received shares with a fair value of $17,000 on the date of grant.  These shares vest immediately.  In addition, each non-employee director received a stock option for that number of shares of the Company’s common stock that is equivalent to $21,000, or $26,000 in the case of the Chairman of the Board, as determined by utilizing the Black-Scholes-Merton option pricing model on the date of grant.  Options granted under this component of director compensation vest immediately.

The following table sets forth information concerning remuneration paid to non-employee directors of the Company during year ended December 31, 2018:

Non-Employee Director Compensation Year Ended December 31, 2018

		Fees earned			All
		or paid in	Stock	Option	other
		cash	awards (1)	awards (1)	compensation	Total
		($)	($)	($)	($)	($)
	Donald W. Vanlandingham	54,667	17,000	26,000	-	97,667
	Stephen J. Roy	44,667	14,000	21,000	-	79,667
	Joseph P. Sellinger	44,667	14,000	21,000	-	79,667
	John E. Sztykiel	41,333	14,000	21,000	-	76,333

(1)

The amount reported is the aggregate grant date fair value computed under FASB ASC Topic 718.  The fair value of stock options is computed utilizing the Black-Scholes-Merton pricing model.  The assumptions used in determining the fair value are contained in footnote 10 to the Company’s consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Stock and option awards vest in full on the date of grant.

The table below shows the aggregate number of shares of common stock granted under the Stock Bonus Plan held by each non-employee director as of December 31, 2018:

Name	Number of common shares
Donald W. Vanlandingham	100,399
Stephen J. Roy	90,877
Joseph P. Sellinger	88,520
John E. Sztykiel	64,248

The table below shows the aggregate number of options held by each non-employee director as of December 31, 2018:

		Number of	Option	Option
		options	exercise	expiration
	Grant date	outstanding	price	date
		(#)	($)
Donald W. Vanlandingham	4/20/2018	24,762	1.25	4/19/2028
	7/12/2017	10,706	0.87	7/11/2027
	7/12/2016	27,625	0.68	7/11/2026
	9/24/2015	16,250	0.66	9/23/2025
	8/19/2014	13,240	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
		106,966
Stephen J. Roy	4/20/2018	20,000	1.25	4/19/2028
	7/12/2017	8,647	0.87	7/11/2027
	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/8/2012	51,220	0.79	8/7/2019
		140,382
Joseph P. Sellinger	4/20/2018	20,000	1.25	4/19/2028
	7/12/2017	8,647	0.87	7/11/2027
	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
	8/3/2011	17,073	2.04	8/2/2021
	11/3/2009	12,111	4.73	11/2/2019
		118,346
John E. Sztykiel	4/20/2018	20,000	1.25	4/19/2028
	7/12/2017	8,647	0.87	7/11/2027
	7/12/2016	22,313	0.68	7/11/2026
	9/24/2015	13,125	0.66	9/23/2025
	8/19/2014	10,694	1.71	8/18/2024
	8/7/2013	14,383	1.19	8/6/2023
		89,162

The Board determines the total amount of the annual retainer, bonus share award and stock option award payable to non-employee members of the Board.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table shows the ownership of the Company’s common stock by (i) beneficial owners of five percent or more of the Company’s common stock, (ii) each director, (iii) each of our named executive officers and (iv) all directors and executive officers as a group, as of April 24, 2019.  Unless otherwise noted, each shareholder’s address is the address of the Company and exercises sole voting and investment power with respect to the shares beneficially owned. None of the shares reported below are pledged as security or have been placed in a margin account by any executive officer or director.

	Name of Beneficial Owner	Shares of Common Stock Ownership as of April 24, 2019	Shares of Common Stock Holder has a right to acquire by April 24, 2020	Total Shares Beneficially Owned	Percent of Class (1)
	Sinotruk (BVI) Limited (2)
	Units 2102-03 Shun Tak Centre,	5,347,300	-	5,347,300	9.45%
	China Merchants Tower,
	168-200 Connaught Rd.,
	Central, Hong Kong
	GAMCO Investors, Inc.
	One Corporate Center (3)	4,605,762	-	4,605,762	8.14%
	Rye, NY 10580
	GDG Green Dolphin, LLC (4)
	1 N. Wacker Drive, Suite 2500,	4,000,000	-	4,000,000	7.07%
	Chicago, Illinois 60606
	Roger M. Kline (5)
	PO Box 610102	3,419,153	-	3,419,153	6.04%
	Newton, MA 02461
	Joseph R. Mitchell	181,847	303,516	485,363	*
	David I. Rosenthal	82,367	216,565	298,932	*
	Adrian P. Schaffer	100,131	219,692	319,823	*
	Donald W. Vanlandingham	152,399	106,966	259,365	*
	Stephen J. Roy	97,877	140,382	238,259	*
	Joseph P. Sellinger	88,520	118,346	206,866	*
	John E. Sztykiel	79,248	89,162	168,410	*
	Director and Executive Officers as a Group (seven persons)	782,389	1,194,629	1,977,018	3.42%

*	Less than 1%

(1)

Based on 56,566,585 shares of our common stock issued and outstanding as of April 24, 2019.  Pursuant to Exchange Act Rule 13d-3(d)(1), shares of common stock of which a person has the right to acquire beneficial ownership at any time by June 23, 2019 are deemed outstanding and beneficially owned by the person for the purpose of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purpose of computing the percentage beneficially owned by any other person.

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

(3)

Share data based on information in a second amendment to a Schedule 13D filed on March 5, 2019 with the SEC by GAMCO Investors, Inc. and related parties. The securities reported are held by Gabelli Funds, LLC, GAMCO Asset Management Inc., Teton Advisors, Inc., and Gabelli & Company Investment Advisers, Inc. The March 5, 2019 amendment to the Schedule 13D indicates that (i) Gabelli Funds, LLC had voting and investment power with respect to 2,672,962 of the shares of common stock, (ii) GAM Asset Management Inc. had voting and investment power with respect to 1,144,500 of the shares of common stock, (iii) Teton Advisors, Inc. had voting and investment power with respect to 250,000 of the shares of common stock, and (iv) Gabelli & Company Investment Advisers, Inc. had voting and investment power with respect to 538,300 of the shares of common stock, Further, Mario Gabelli is deemed to have beneficial ownership of such securities owned beneficially by each of the foregoing persons.

(4)

Share data based on information provided by GDG Green Dolphin, LLC. The securities reported are held by GDG Green Dolphin, LLC and Gregory D. Glyman. As of February 8, 2019, (i) GDG Green Dolphin, LLC had shared voting and investment power with respect to 4,000,000 shares of common stock and (ii) Gregory D. Glyman had sole voting and investment power with respect to 15,200 shares of common stock and shared voting and investment power with respect to 4,000,000 shares of common stock.

(5)	Share data based on information in a Schedule 13G filed on February 25, 2019 with the SEC by Roger M. Kline.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2018, with respect to the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	3,717,806	$1.23	3,661,320
Non–Employee Director Stock Option Plan	472,664	$1.14	446,635
Stock Bonus Plan	169,872	$1.25	538,747
Equity compensation plans not approved by security holders	-	-	-
Total	4,360,342	$1.22	4,646,702

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

The following is a summary of transactions since January 1, 2018 to which the Company has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at December 31, 2018 , and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

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

The Board unanimously approved and declared advisable the Merger, the Merger Agreement, and the other transactions contemplated thereby.

If the transactions contemplated by the Merger Agreement are consummated, the Company Shares will be delisted from the NYSE American stock exchange and deregistered under the Securities Exchange Act of 1934, as amended.

None of the directors of UQM have any interest in Danfoss or any relationship with Danfoss other than from association with Danfoss and its executives through the course of the negotiation of the Merger Agreement.  However, some of our directors and executive officers have interests in the Merger that are different from, or in addition to, the interests of shareholders generally.  Interests of our directors and executive officers may be different from or in addition to the interests of shareholders for the following reasons, among others:

•	potential employment of our executive officers following the Merger;
•	the accelerated vesting and/or cash-out of Company equity awards held by them;
•	potential change in control severance compensation and benefits payable to them under existing agreements with certain officers of the Company; and
•	our directors’ and officers’ rights under the Merger Agreement to ongoing indemnification and insurance coverage.

Following the closing of the Merger, UQM’s existing management will continue as the management of UQM, subject to such subsequent election or removal of such member of management as are approved by the Company’s Board following the closing of the Merger.  Mr. Mitchell and our other executive officers are parties to employment agreements with the Company, each with terms that end on December 31, 2019.  The agreements will thereafter automatically renew on the same terms and conditions for successive twenty-four (24) month periods, unless either party to the applicable agreement gives written notice of non-renewal to the other party at least sixty (60) days prior to December 31, 2019 or any such renewal term then in effect.  The agreements for these officers contain certain severance provisions, including severance provisions arising from a change in control of the Company.

Each of the employment agreements with our executive officers provides certain rights in certain circumstances to our executive officers upon a change in control of the Company.  Consummation of the Merger would constitute a change in control pursuant to the terms of the employment agreements.  Upon a change in control of the Company, all stock options and unvested restricted stock awards held by our executive officers will immediately and automatically vested under the terms of the employment agreements.

The following table sets forth the cash consideration that each of the Company’s directors and executive officers would be entitled to receive in respect of any outstanding stock options and unvested restricted stock held by the executive officer or director as of March 4, 2019, taking into account any regularly scheduled vesting and settlement of awards on or prior to the Effective Time. The values shown were calculated assuming (i) that the price per Company Share was $1.71, which equals the per share Merger Consideration, (ii) that no additional equity-based awards will be granted to any directors or executive officers between the date of the Merger Agreement and the consummation of the Merger, and (iii) that all stock options held by each director or executive officer remain unexercised immediately prior to the consummation of the Merger.

Name	Number of Company Shares Subject to Options	Total Consideration for Options	Number of Shares of Unvested Restricted Stock	Total Consideration for Unvested Restricted Stock	Aggregate Consideration for Equity Awards

Joseph R. Mitchell	766,872	$560,987	69,831	$119,411	$680,398

David I. Rosenthal	441,147	$318,994	33,770	$57,747	$376,741

Adrian P. Schaffer	391,250	$285,166	26,515	$45,341	$330,507

Josh M. Ley	283,378	$205,517	20,308	$34,727	$240,244

Donald W. Vanlandingham	106,966	$73,379	-	$-	$73,379

Stephen J. Roy	140,382	$107,829	-	$-	$107,829

Joseph P. Sellinger	118,346	$60,706	-	$-	$60,706

John E. Sztykiel	89,162	$60,706	-	$-	$60,706

Severance Agreements.  If the executive’s employment is terminated by the Company without cause, other than upon a change in control event, the executive will be paid a lump sum equal to six months’ base salary (twenty-four months’ base salary in the case of Mr. Mitchell, because Mr. Mitchell’s employment agreement mandates that, in the event of termination, Mr. Mitchell would be prohibited from working with any competitor for twenty-four months).  Further, each executive’s employment agreement provides that if a Change in Control Event (as defined in the agreement) occurs and, if within the twenty-four month period immediately following such event, (a) the Company or its successor terminates an Officer’s employment without cause, or (b) an officer terminates his employment on account of a “Material Change” (as defined in the Agreements), such officer shall be entitled to: (i) vested employment benefits, if any; and (ii) a cash payment equal to twenty-four months (in the case of Mr. Mitchell) or twelve months (in the case of Messrs. Rosenthal and Schaffer) of such officer’s then base salary plus the average annual discretionary cash bonus paid to such officer for the preceding three calendar years plus an amount equal to the product of (y) 66% and (z) six times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by such Officer immediately prior to the termination date.  In addition, all outstanding but unvested options and restricted stock awards of the Company held by such officer will become fully vested and exercisable for the remainder of their original term.  For an estimate of the amounts that would become payable to the Company’s executive officers upon a qualifying termination of employment immediately following consummation of the Merger please refer to section, “Golden Parachute Compensation” in the definitive proxy filed with the SEC on March 7, 2019.

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

The following table represents aggregate fees billed to the Company by Moss Adams LLP and Hein & Associates LLP for the years ended December 31, 2018 and 2017, respectively:

		2018	2017
		Moss Adams	Moss Adams	Hein
		($)	($)	($)
	Audit Fees (1)	125,000	80,590	43,435
	Audit - Related Fees (2)	-	-	2,730
	Tax Fees	-	-	-
	All Other Fees	-	-	-

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

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor, Moss Adams LLP (subject to de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit). The Audit Committee pre-approved all audit and other non-audit services for the years ended December 31, 2018 and 2017.  The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Disagreements with Auditors

There have been no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-K filed on March 27, 2019:

(b) Exhibits

Exhibit Number	Description of Exhibit
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UQM Technologies, Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Longmont, Colorado on the 24th day of April, 2019.

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

Signature	Title	Date

/s/ DONALD W. VANLANDINGHAM	Chairman of the Board	April 24, 2019
Donald W. Vanlandingham

/s/JOSEPH R. MITCHELL	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 24, 2019
Joseph R. Mitchell

/s/DAVID I. ROSENTHAL	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 24, 2019
David I. Rosenthal

/s/STEPHEN J. ROY	Director	April 24, 2019
Stephen J. Roy

s/JOSEPH P. SELLINGER	Director	April 24, 2019
Joseph P. Sellinger

/s/JOHN E. SZTYKIEL	Director	April 24, 2019
John E. Sztykiel