Form 10-Q
period 2019-03-31
UQM TECHNOLOGIES INC
filed 2019-05-14
CIK 315449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

                                (303) 682-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UQM	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X

The number of shares outstanding (including shares held by affiliates) of the registrant’s common stock, par value $0.01 per share, at May 10,  2019 was 56,566,586.

i

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,910,507	$1,918,570
Restricted cash	222,392	296,314
Accounts receivable	1,541,178	1,681,289
Inventories, net	4,815,599	4,783,887
Prepaid expenses and other current assets	282,403	377,762
Total current assets	9,772,079	9,057,822

Property and equipment, at cost:
Land	896,388	896,388
Building	4,516,301	4,516,301
Machinery and equipment	7,719,597	7,479,790
	13,132,286	12,892,479
Less accumulated depreciation	(8,381,913)	(8,282,269)
Net property and equipment	4,750,373	4,610,210

Patent costs, net of accumulated amortization of $976,215 and $958,543, respectively	271,328	260,021
Trademark costs, net of accumulated amortization of $91,001 and $86,505, respectively	84,840	85,964
Other assets	94,899	-
Total assets	$14,973,519	$14,014,017

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (unaudited), Continued

	March 31,	December 31,
	2019	2018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,679,319	$2,995,632
Unearned revenue	1,308,664	736,819
Other current liabilities	1,788,979	1,394,150
Deferred contract liabilities	230,116	110,727
Current debt, net of deferred financing costs of $26,933 and $7,772, respectively	4,637,596	4,656,757
Total current liabilities	10,644,674	9,894,085

Other long-term liabilities	168,282	106,159
Total long-term liabilities	168,282	106,159

Total liabilities	10,812,956	10,000,244

Stockholders’ equity:
Common stock, $0.01 par value, 175,000,000 shares authorized; 56,222,189 and 54,267,440 shares issued and outstanding, respectively	562,222	542,674
Additional paid-in capital	137,323,841	134,645,911
Accumulated deficit	(133,725,500)	(131,174,812)
Total stockholders’ equity	4,160,563	4,013,773

Total liabilities and stockholders’ equity	$14,973,519	$14,014,017

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue:
Product sales	$2,991,409	$1,405,364
Contract services	692,327	206,210
	3,683,736	1,611,574
Operating costs and expenses:
Costs of product sales	2,593,264	1,176,138
Costs of contract services	369,906	128,765
Research and development	502,184	678,505
Selling, general and administrative	2,692,207	1,519,917
	6,157,561	3,503,325

Loss from operations	(2,473,825)	(1,891,751)

Other income (expense):
Interest income	129	3,131
Interest expense	(75,005)	(43,768)
Amortization of deferred financing costs	(13,159)	(9,327)
Other	11,172	8,917
	(76,863)	(41,047)

Net loss	$(2,550,688)	$(1,932,798)

Net loss per common share - basic and diluted	$(0.05)	$(0.04)

Weighted average number of shares of common stock outstanding - basic and diluted	55,349,670	54,124,230

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,550,688)	$(1,932,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,269	99,125
Non-cash equity based compensation	139,519	73,361
Change in operating assets and liabilities:
Accounts receivable	140,111	(522,799)
Inventories	(31,712)	(539,312)
Prepaid expenses and other current assets	95,359	(106,925)
Other assets	(94,899)	-
Accounts payable and other current liabilities	78,516	224,776
Unearned revenue	571,845	1,672,926
Deferred contract liability	119,389	165,790
Other long-term liabilities	62,123	(5,000)
Net cash used in operating activities	(1,385,168)	(870,856)

Cash flows from investing activities:
Acquisition of property and equipment, net	(239,807)	(32,220)
Cash paid for patent and trademark fees	(14,969)	(13,823)
Net cash used in investing activities	(254,776)	(46,043)

Cash flows from financing activities:
Cash received for shares exercised under employee stock purchase plan	615	17,957
Cash received for issuance of common stock upon exercise of warrants	2,554,651	-
Cash received for issuance of common stock upon exercise of employee and directors options	2,693	-
Net cash provided by financing activities	2,557,959	17,957

Increase (decrease) in cash, cash equivalents, and restricted cash	918,015	(898,942)
Cash, cash equivalents, and restricted cash at beginning of period	2,214,884	6,809,325
Cash, cash equivalents, and restricted cash at end of period	$3,132,899	$5,910,383

See accompanying notes to consolidated condensed financial statements.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management, all adjustments, which were solely of a normal recurring nature, necessary to a fair presentation of the results for the interim periods, have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the year.  The Notes contained herein should be read in conjunction with the Notes to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(3)   New Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842) in which the lessee should recognize an asset and liability that arise from leases no matter the type of lease the company enters into.  A lessee should recognize in the statement of financial position a liability allocated on a straight-line basis over the lease term to make lease payments and a right-of-use asset measured at the present value of the lease payments representing its right to use the underlying asset for the lease term.  All cash payments should be classified in the operating activities section of the statement of cash flows.  Another requirement under the new standard is that a company must separate the lease components from the nonlease components in a contract.  Only the lease components are subject to ASU 2016-02 recognition and measurement.  Lessees may make an accounting policy election to not separate lease components from nonlease components.  Both qualitative and quantitative disclosures are required.  Recognition and measurement is required at the beginning of the earliest period presented using a modified retrospective or cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The new standard, ASC Topic 842, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted this standard effective January 1, 2019 using the modified retrospective method with the cumulative effect recorded as of January 1, 2019 and additional disclosures.    See Note 17 for current disclosures.

In

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(4)   Going Concern

These Consolidated Condensed Financial Statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2019, the Company has sustained recurring losses from continuing operations, had a working capital deficit of $872,595 and accumulated deficit of $133,725,500.  The Company’s cash and cash equivalents balance at March 31, 2019 was $2,910,507.

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance.  The non-revolving line of credit will expire on September 15, 2019 and the amounts repaid during the term of the loan may not be reborrowed. At the expiry date, all outstanding principal and interest are due. As of March 31, 2019, $4,664,529 was drawn on the line of credit.  For additional information, see Note 10.

On January 21, 2019, the Company announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danfoss Power Solutions (US) Company (“Danfoss”). Under the terms of the Merger Agreement a wholly owned subsidiary of Danfoss will merge with and into the Company, and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Danfoss (the “Merger”).  The board of directors of the Company unanimously approved and declared advisable the Merger.  If the transactions contemplated by the Merger Agreement are consummated, the Company’s common stock will be delisted from the NYSE American stock exchange and deregistered under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Our existing cash resources and cash generated from our revenues are not expected to be sufficient to complete our business plan for the next twelve months.  Given this expectation, we may need to renegotiate existing debt, secure additional debt or equity funding, which may not be available on terms acceptable to us, if at all. Therefore, management believes there is substantial doubt about the entity’s ability to continue as a going concern.

Management believes completion of the Merger with Danfoss described above mitigates the substantial doubt raised by our historical operating result and fulfilling our estimated liquidity needs twelve months from the issuance of the financial statements.  The Merger is subject to approval by our shareholders, which was obtained on April 23, 2019 at a Special Meeting of the Shareholders.  The closing of the Merger is also subject to approval by the Committee on Foreign Investment in the United States (“CFIUS”) and therefore we are unable to predict with certainty the completion of the Merger.

(5) Revenue and Cost Recognition

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

Three months ended March 31,
2019
United States & Canada	$2,035,656
Asia Pacific	1,509,080
Europe	139,000
Total Revenues	$3,683,736

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(6)   Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Condensed Statements of Cash Flows.

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$2,910,507	$5,454,159
Restricted cash, current	222,392	456,224
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statements of Cash Flows	$3,132,899	$5,910,383

Restricted cash represents the amount required to be set aside pursuant to a contractual agreement with the Company’s lender for the payment of interest on borrowings from the line of credit that is expected to be paid within the next twelve months.  The restrictions will lapse when the related debt is paid back in full.

(7)   Contracts in Process

At March 31, 2019 and December 31, 2018, the estimated period to complete contracts in process ranged from one to five and one to three months, respectively.  We expect to collect all accounts receivable arising from these contracts within ninety days of billing.

The following summarizes contracts in process:

	March 31,	December 31,
	2019	2018
Costs incurred on engineering services contracts	$369,906	$1,008,715
Estimated earnings	92,305	688,227
	462,211	1,696,942
Less billings to date	(692,327)	(1,807,669)

Contracts in process	$(230,116)	$(110,727)

Included in the accompanying Consolidated Condensed Balance Sheets is as follows:

Deferred contract liability	(230,116)	(110,727)
Contracts in process	$(230,116)	$(110,727)

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(8)   Inventories

Inventories at March 31, 2019 and December 31, 2018 consisted of:

	March 31,	December 31,
	2019	2018
Raw materials	$8,594,795	$7,836,381
Work-in-process	367,647	351,402
Finished products	2,964,943	3,719,404
Reserve for excess and obsolete inventory	(7,111,786)	(7,123,300)
	$4,815,599	$4,783,887

We maintain raw material inventories of electronic components, motor parts and other materials to meet our expected manufacturing needs for proprietary products and for products manufactured to the design specifications of our customers. Some of these components may become obsolete or impaired due to bulk purchases in excess of customer requirements. Accordingly, we periodically assess our raw material and finished product inventories for potential impairment of value based on then available information, expectations and estimates and establish impairment reserves as appropriate.    During the quarter ended March 31, 2019,  no additional reserve was required.

(9)   Other Current Liabilities

Other current liabilities at March 31, 2019 and December 31, 2018 consisted of:

	March 31,	December 31,
	2019	2018
Accrued warranty costs	$659,236	$598,415
Accrued professional fees	523,325	72,731
Accrued payroll and employee benefits	225,028	159,966
Accrued fees to Sinotruk	160,000	160,000
Accrued import duties	87,100	87,100
Accrued personal property and real estate taxes	57,490	235,133
Accrued royalties	48,336	48,336
Other	28,464	32,469
	$1,788,979	$1,394,150

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(10)  Debt

On March 15, 2017, the Company entered into a non-revolving line of credit for $5.6 million.  The loan is collateralized by the Company’s headquarters facility.  The interest rate is variable based upon the one month LIBOR rate plus 4.0% per annum on the outstanding balance which was 6.48% as of March 31, 2019.  As a condition of the loan, $600,000 was immediately drawn on the line of credit to be used for monthly interest payments on borrowings over the life of the loan.  This is reported as restricted cash on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.  The covenants under the debt agreement require the Company to have liquid assets with a minimum balance of $1.5 million held with the lender.  In addition, financial statements are to be presented no later than 45 days after the end of each quarter and 90 days after the end of each fiscal year.  These covenants took effect for the quarter ending June 30, 2017.  As of March 31, 2019, the Company was in compliance with its covenants. The non-revolving line of credit will expire on September 15, 2019 and the amounts repaid during the term of the loan may not be re-borrowed. At the expiry date, all outstanding principal and interest become due and payable in full. As of March 31, 2019, $4,664,529 was drawn on the line of credit.  The Company incurred deferred financing costs of $73,060 upon securing the line of credit, and $32,320 during the quarter ended March 31, 2019 upon extending the maturity date.

(11)   Stock-Based Compensation

Stock-Based Compensation Expense

The table below shows total stock-based compensation expense for the quarters ended March 31, 2019 and 2018, and the classification of these expenses:

	Three Months Ended March 31,
	2019	2018

Costs of product sales	$8,694	$6,435
Costs of contract services	-	2,923
Research and development	22,750	13,461
Selling, general and administrative	108,075	50,542
	$139,519	$73,361

Stock Option Plans Activity

Additional information with respect to stock option activity during the three months ended March 31, 2019 under our two separate stock option plans is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2018	4,190,470	$1.16	6.5 years	$170,233
Granted	-	$-		-
Exercised	(4,080)	$0.66		-
Forfeited	(6,042)	$0.73		-
Outstanding at March 31, 2019	4,180,348	$1.16	6.3 years	$2,310,509

Exercisable at March 31, 2019	2,706,347	$1.20	5.0 years	$1,500,208

Vested and expected to vest at March 31, 2019	3,479,842	$1.25	6.0 years	$1,677,160

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

As of March 31, 2019, there was $738,843 of total unrecognized compensation cost related to stock options granted under our stock option plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of twenty-four months.  The total fair value of stock options that vested during the three months ended March 31, 2019 and 2018  was $0.

Stock Bonus Plan Activity

Activity with respect to non-vested shares under the Stock Bonus Plan as of March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,
	2019		2018
		Weighted-Average		Weighted-Average
	Shares Under	Grant Date	Shares Under	Grant Date
	Contract	Fair Value	Contract	Fair Value
Unvested at beginning of period	169,872	$1.15	57,760	$0.68
Granted	-	$-	-	$-
Vested	-	$-	-	$-
Forfeited	-	$-	-	$-
Unvested at end of period	169,872	$1.15	57,760	$0.68

As of March 31, 2019, there was $118,113 of total unrecognized compensation cost related to common stock granted under our Stock Bonus Plan.  The unrecognized compensation cost at March 31, 2019 is expected to be recognized over a weighted-average period of fourteen months.

Employee Stock Purchase Plan Activity

During the three months ended March 31, 2019 and 2018, we issued 554 and 18,138 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Cash received by us upon the purchase of shares under the Employee Stock Purchase Plan for the three months ended March 31, 2019 and 2018 was $615 and $17,957, respectively. As of March 31, 2019, 31,922 options had been purchased under this plan but the employee(s) had not exercised their right to acquire the common stock under the terms of the Employee Stock Purchase Plan.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(12)   Stockholders’ Equity

Changes in the components of stockholders’ equity during the three months ended March 31, 2019 and 2018 were as follows:

	Number of
	common		Additional		Total
	shares	Common	paid-in	Accumulated	stockholders’
	issued	stock	capital	deficit	equity
Balances at December 31, 2018	54,267,440	$542,674	$134,645,911	$(131,174,812)	$4,013,773
Issuance of common stock under employee stock purchase plan	554	6	609	-	615
Issuance of common stock upon exercise of warrants	1,950,115	19,501	2,535,150	-	2,554,651
Issuance of common stock upon exercise of employee, directors and consultants options	4,080	41	2,652	-	2,693
Compensation expense from employee and director stock option and common stock grants	-	-	139,519	-	139,519
Net loss	-	-	-	(2,550,688)	(2,550,688)
Balances at March 31, 2019	56,222,189	$562,222	$137,323,841	$(133,725,500)	$4,160,563

Balances at December 31, 2017	54,108,510	$541,085	$133,901,406	$(124,671,250)	$9,771,241
Issuance of common stock under employee stock purchase plan	18,138	181	17,776	-	17,957
Compensation expense from employee and director stock option and common stock grants	-	-	73,361	-	73,361
Net loss	-	-	-	(1,932,798)	(1,932,798)
Balances at March 31, 2018	54,126,648	$541,266	$133,992,543	$(126,604,048)	$7,929,761

The Company had issued warrants as follows:

	Common Stock	Warrants
	Follow-on Offering	Under Option	Earliest
Offering Date	(Shares)	(Shares)	Exercise Date	Expiration Date
February, 2014	2,864,872	1,489,733	August 6, 2014	August 5, 2018
October, 2015	8,000,000	4,000,000	April 30, 2016	October 30, 2020

Warrant activity during the quarter ended March 31, 2019 was as follows:

			Weighted-
		Weighted-	Average
	Warrants	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at December 31, 2018	4,000,000	$1.31	1.8 years
Granted	-	$-
Exercised	(1,950,115)	$1.31	1.8 years
Forfeited	-	$-
Outstanding at March 31, 2019	2,049,885	$1.31	1.6 years

Exercisable at March 31, 2019	2,049,885	$1.31	1.6 years

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

  (13)   Significant Customers

We have historically derived significant revenue from a few key customers.  The following table summarizes revenue and percent of total revenue from significant customers for the quarters ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018

Customer A	$958,455	26%	$-	-%
Customer B	$471,750	13%	$499,758	31%
Customer C	$362,499	10%	$297,210	18%
Customer D	$211,588	6%	$216,159	13%

The following table summarizes accounts receivable from significant customers as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Customer A	2%	-%
Customer B	21%	30%
Customer C	10%	4%
Customer D	9%	17%

(14) Income Taxes

The Company currently has a full valuation allowance against its deferred tax assets, as it is management’s judgment that it is more-likely-than-not that net deferred tax assets will not be realized to reduce future taxable income.

As of March 31, 2019 and 2018, we had no provisions for interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(15) Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the quarters ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Numerator:
Net loss	$(2,550,688)	$(1,932,798)
Denominator for basic and diluted net loss per common share:
Weighted average number of shares of common stock outstanding - basic and diluted	55,349,670	54,124,230

Net loss per common share - basic and diluted	$(0.05)	$(0.04)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2019	2018

Non-vested stock bonus plan shares	169,872	57,760
Stock options outstanding	4,180,348	3,317,560
Warrants to purchase common stock	2,049,885	5,489,733

(16) Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value because of the short maturity of these instruments.

The Company measures the fair value of outstanding debt for disclosure purposes on a recurring basis and its debt of $4,637,596 is reported at amortized cost.  The Company’s debt is subject to variable rates of interest and accordingly its carrying value is considered to be representative of its fair market value.

UQM TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

(unaudited)

(17) Commitments and Contingencies

Employment Agreements

Effective July 1, 2017, the Company entered into employment agreements with each of its four officers, which have terms through December 31, 2019.  The aggregate future base salary payable to the executive officers over the remaining terms of their employment agreements is $823,503.

Lease Commitments

The Company currently leases a facility in Shanghai, China.  The facility is used as a product service center and general office. The lease duration runs from the initiation date of July 30, 2018 to the expiration on August 31, 2022. At the time of expiration, UQM is eligible to negotiate a renewal to the lease. In the normal course of business, it is expected that this lease will be renewed or replaced by a similar lease on another property.  This lease is the Company’s only operating lease and it has no financing leases.

This lease provides for a 10% increase in annual rental payments after two years, and in increments of two years thereafter. Further, a quarterly service fee of $558 is assessed with the last rental payment of each period and included in the rent amounts shown below.  During the quarter ended March 31, 2019, the Company’s lease cost was $6,777 compared to $0 for the same quarter ended March 31, 2018.  Lease costs are classified on the Statements of Operations as selling, general and administrative expenses.  The depreciable life of lease assets is limited by the expected lease term and once terminated, there is no transfer of title.

The current lease agreement does not establish requirements for UQM to comply with covenants or to maintain certain financial ratios nor does it contain any variable lease payments.

The Company recognized a right of use asset of $113,416, and current and long term lease liabilities of $27,775 and $74,642, respectively.

The following is a maturity analysis of the payments discounted at our bank borrowing rate of 6.48% of the operating lease liabilities, inclusive of the quarterly service fees, as of March 31, 2019, assuming the ¥/$ exchange rate as of the same date:

2019	$20,331
2020	27,939
2021	29,600
2022	19,733
$97,603

Litigation

During the quarter ended March 31, 2019, seven legal complaints, including five putative class actions, were filed by purported stockholders of UQM challenging the Merger and/or the Company’s disclosures in the proxy statements filed with the SEC related to the Merger.  These lawsuits are generally described in Item 1 of Part II of this Quarterly Report on Form 10-Q.  UQM believes that the claims asserted in each of these lawsuits are without merit.  However, to avoid the risk of litigation delaying or adversely affecting the Merger, UQM made certain supplemental disclosures regarding the Merger and the circumstances surrounding the negotiation of the Merger Agreement in a Current Report on Form 8-K filed with the SEC on April 25, 2019.  In connection therewith all of the plaintiffs agreed to voluntarily dismiss all claims asserted in their Lawsuits within five days of the closing of the Merger.  Certain plaintiffs already have voluntarily dismissed their lawsuits and the remaining plaintiffs have agreed to voluntarily dismiss their Lawsuits within five days of the closing of the Merger.  The dismissals are subject to the plaintiffs requests for fees, which fees are not estimable at this time.  Therefore, no provision has been made in the financial statements for the ultimate resolution of the Lawsuits.  Management believes that the final resolution of the Lawsuits will not have a material adverse effect on the Company’s financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These could be statements regarding our plans, beliefs or current expectations; including those plans, beliefs and expectations of our officers and directors with respect to, among other things, uncertainty regarding the timing and effect of the Plan of Merger and Merger Agreement (as described below) entered into between the Company and Danfoss Power Solutions (US) Company (“Danfoss), disruption in our business, customers and suppliers in connection with the Merger, failure or a delay in the contemplated merger with Danfoss, potential litigation related to the Merger, risks related to change in control provisions or delisting of the Company’s common stock, general business and economic conditions, international trade issues and geopolitical risks, our ability to enforce intellectual property rights in the U.S. and other countries, the impact of existing and future laws and regulations governing our products and operations, our ability to recruit and retain key executive and technical employees, the sufficiency of our cash and other resources to support our continued operations and liquidity needs over the coming twelve months, new product developments, future orders to be received from our customers, sales of products from inventory, future financial results, liquidity and the continued growth of the electric-powered vehicle industry. Important Risk Factors that could cause actual results to differ from those contained in the forward-looking statements are listed in our Annual Report on Form 10-K for the year ended December 31, 2018 and below in Part I, Item 1A. Risk Factors.

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

We have invested considerable financial and human resources into the development of our technology and manufacturing operations. We have developed and production-validated a full range of products for use in full-electric, hybrid electric, plug-in-hybrid and fuel cell applications for the commercial bus and truck, automotive, marine, military, and industrial markets. These products are all highly efficient permanent magnet designs and feature outstanding performance, package size and weight valued by our customers. Our production capabilities and capacity are sufficient to meet the demands of our current and future customers for the foreseeable future.  We are certified as an IATF 16949 quality supplier, which is the highest level of quality standards in the automotive industry, and we are ISO 14001 certified, meeting the highest environmental standards.  We have a management team with significant experience in the automotive industry and the requirements for high quality production programs and deep technical knowledge of the motor and controller business. We believe this team has the ability and background to grow the business to significantly higher levels, and if we are able to complete the Merger transaction (as described in this quarterly report) we believe we have adequate cash and bank financing resources to fund our operations for at least the next twelve months.

Our most important strategic initiative going forward is to develop customer relationships that lead to longer-term supply contracts.  Volume production is the key to our on-going operations.  We are attempting to drive business development primarily in the following ways:

•

We have created a well-defined, structured process intended to target potential customers of vehicle electric motor technology in the commercial truck/van and shuttles, passenger buses, automotive, marine, and other targeted markets both domestically and internationally, particularly in China.

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

Completion of the transaction is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger Agreement by the holders of two-thirds of the issued and outstanding Company Shares (the “Company Stockholder Approval”), which was obtained at the Special Shareholders Meeting on April 23, 2019, (ii) receipt of required regulatory approvals, including from the Committee on Foreign Investment in the United States, and (iii) other customary closing conditions, including the accuracy of each party’s representations and warranties (except where the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect (as defined in Merger Agreement)), each party’s performance in all material respects of its obligations under the Merger Agreement, and the absence of a Company Material Adverse Effect since the date of the Merger Agreement. Assuming the satisfaction of conditions, the Company expects the transaction to close in the second quarter of 2019. Holders of outstanding Common Shares that did not vote in favor of the Merger may be entitled to exercise dissenter’s rights in accordance with the terms, conditions and procedures of the Colorado Business Corporation Act and to receive the payment of the fair value of such shares.

If the transactions contemplated by the Merger Agreement are consummated, the Company Shares will be delisted from the NYSE American stock exchange and deregistered under the Securities Exchange Act of 1934, as amended.

On April 23, 2019, we held a Special Shareholders Meeting to consider, among other things, the proposed Merger.  At that meeting, our shareholders voted to approve the Merger.    Assuming we obtain approval from the Committee on Foreign Investment in the United States (“CFIUS”), we expect to close the Merger transaction, which we anticipate will happen in the quarter ended June 30, 2019 or soon thereafter.

Financial Condition

Cash and cash equivalents at March 31, 2019 were $2,910,507 and we had a working capital deficit of $872,595, compared with $1,918,570 and $836,263, respectively, at December 31, 2018.  The change in cash and working capital during the quarter is primarily attributable to operating losses,  acquisition of property and equipment,  and investments in inventory, offset by cash received from the exercise of warrants.

Restricted cash at March 31, 2019 was $222,392 versus $296,314 at December 31, 2018.  The restricted cash is reserved for payment of the interest on the line of credit.

Accounts receivable decreased $140,111 to $1,541,178 at March 31, 2019 from $1,681,289 at December 31, 2018.  The decrease is primarily due to the mix in customer credit terms and customer prepayments at the end of the first quarter.  Our sales are conducted through acceptance of customer purchase orders, or in some cases, through supply agreements. For international customers and customers without an adequate credit rating or history, our typical terms require irrevocable letters of credit or cash payment in advance of delivery. For credit qualified customers, our typical terms are net 30 days. As of March 31, 2019 and December 31, 2018, we had no allowance for bad debts.

Total inventories increased $31,712 to $4,815,599 at March 31, 2019 from $4,783,887 at December 31, 2018 reflecting an increase in raw materials and work-in-process for confirmed sales orders to be sold to customers in 2019 and decreases in finished products from shipped orders.

Prepaid expenses and other current assets decreased to $282,403 at March 31, 2019 from $377,762 at December 31, 2018, primarily due to a decrease in vendor prepayments.

We invested $239,807 for the acquisition of property and equipment during the quarter ended March 31, 2019, compared to $32,220 during the comparable period last year. We purchased equipment for increased production needs.

Patent costs increased $11,307 during the quarter ended March 31, 2019 due to new patent costs offset by amortization, and trademark costs decreased $1,124 during the quarter ended March 31, 2019 due to amortization.

Accounts payable decreased $316,313 to $2,679,319 at March 31, 2019 from $2,995,632 at December 31, 2018, primarily due to the timing of payments of invoices.

Unearned revenue increased to $1,308,664 at March 31, 2019 from $736,819 at December 31, 2018.  The increase is attributable to an increase in customer deposits for future shipments.

Other current liabilities increased to $1,788,979 at March 31, 2019 from $1,394,150 at December 31, 2018. The change is attributable to an increase in accrued warranty costs and professional fees incurred during the quarter primarily in relation to the proposed Merger, partially offset by the payment and reduction of accrued property taxes.

Deferred contract liability related to engineering services contracts were $230,116 and $110,727 at March 31, 2019 and December 31, 2018, respectively. The increase was due to increased advance billings of contract services.

Debt, net of deferred financing costs, decreased $19,161 during the quarter ended March 31, 2019 due to amortization of the deferred financing costs.

Other long-term liabilities increased $62,123 to $168,282 at March 31, 2019 from $106,159 at December 31, 2018 due to recognizing the long term portion of our Shanghai service center lease.

Common stock and additional paid-in capital were $562,222 and $137,323,841, respectively, at March 31, 2019 compared to $542,674 and $134,645,911 at December 31, 2018. The increase in common stock and additional paid-in capital were primarily attributable to the issuance of common stock under the employee stock purchase plan, the exercise of warrants and the periodic expensing of non-cash share-based payments associated with option and stock grants under our equity compensation plans.

Results of Operations

Quarter Ended March 31, 2019

Revenue

Product sales revenue for the quarter ended March 31, 2019 increased to $2,991,409 versus $1,405,364 for the comparable period last year, reflecting increased shipments in all product lines.

Revenue from contract services was $692,327 for the quarter ended March 31, 2019  versus $206,210 for the comparable period last year. The increase is due to higher externally funded development contracts.

Gross Profit Margin

Total gross profit margin for the quarter ended March 31, 2019 increased to 19.6 percent compared to  19.0 percent for the comparable period in the prior year. Gross profit margin on product sales for the quarter ended March 31, 2019 decreased to 13.3 percent compared to 16.3 percent for the same period last year, primarily due to higher sales of lower margin products and increased production headcount. Gross profit margin on contract services was 46.6 percent for the quarter ended March 31, 2019 compared to 37.6 percent for the same period last year, due to more favorable pricing terms.

Costs and Expenses

Research and development expenditures for the quarter ended March 31, 2019 decreased to $502,184  compared to $678,505 for the same period last year. The decrease is related to a greater focus on externally funded development projects.

Selling, general and administrative expenses for the quarter ended March 31, 2019 was $2,692,207 compared to $1,519,917 for the same period last year. The increase is primarily attributable to professional costs related to the Merger, and variable compensation expenses in the current period, compared to the same period last year.

Other income (expense)

Other income and (expense) for the quarter ended March 31, 2019 was $11,172 compared to $8,917 for the same period last year.

Net Loss

As a result, net loss for the quarter ended March 31, 2019 was $2,550,688, or $0.05 per common share, compared to a net loss of $1,932,798, or $0.04 per common share, for the comparable period last year.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2019:

		Payments due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Current debt obligations	$4,664,529	$4,664,529	$—	$—	$—
Purchase obligations, primarily for inventory for future sales	4,627,322	4,627,322	—	—	—
Lease obligations	94,899	27,775	55,551	11,573	—
Total	$9,386,750	$9,319,626	$55,551	$11,573	$—

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the dollar values reported in the Consolidated Condensed Financial Statements and accompanying notes.  Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 describes the significant accounting policies and methods used in the preparation of the Consolidated Condensed Financial Statements. There have been no material changes in our Consolidated Condensed Financial Statements based on any of our critical accounting policies including the adoption of ASC 842 as of January 1, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2019, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2019, seven legal complaints, including five putative class actions, were filed by purported stockholders of UQM challenging the Merger and/or the Company’s disclosures in the proxy statements filed with the SEC related to the Merger.  The following five cases were filed in the United States District Court for the District of Colorado: (i) Carter v. UQM Technologies, Inc., et al., No. 19-cv-502; (ii) Lopez v. UQM Technologies, Inc., et al., No. 19-cv-543; (iii) ETS Logistics Inc. v. UQM Technologies, Inc., et al., No. 19-cv-602; (iv) Poston v. UQM Technologies, Inc., et al., No. 19-cv-648; and (v) Arukala v. UQM Technologies, Inc., et al., No. 19-cv-650.  One case was filed in Colorado state court: Franchi v. Vanlandingham, et al., No. 19-cv-30217 (Weld County, CO.).  One case was filed in the United States District Court for the Southern District of New York: Gunderson v. UQM Technologies, Inc., et al., No. 19-cv-2219 (S.D.N.Y.) (collectively, such state and federal actions are referred to herein as the “Lawsuits”).  The six federal lawsuits asserted claims under Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, based on an alleged failure to disclose certain information in the  preliminary proxy statement filed by the Company on February 11, 2019 and the definitive proxy statement filed by the Company on March 7, 2019.  The state lawsuit (Franchi) alleged, among other things, that the Company’s Board of Directors failed to disclose certain information in the preliminary proxy statement filed by the Company on February 11, 2019 constituted a breach of fiduciary duty.  Carter and Franchi also included other breach of fiduciary duty claims against the Company’s directors in connection with the Merger.

All of the Lawsuits sought or seek: (i) injunctive relief to prevent the parties from proceeding with, consummating, or closing the Merger unless certain omitted information was disclosed in the proxy statement; (ii) an accounting for alleged damages sustained by the plaintiffs; and (iii) unspecified costs and attorneys’ and experts’ fees.

UQM continues to believe that the claims asserted in the Lawsuits are and were without merit, and further believes that no supplemental disclosure was required under applicable law.  However, UQM determined that, to avoid the risk of litigation delaying or adversely affecting the Merger, UQM would make certain supplemental disclosures, in a Current Report on Form 8-K that was filed by the Company with the SEC on April 25, 2019. In connection with the filing of that Current Report on Form 8-K, all of the plaintiffs agreed to voluntarily dismiss all claims asserted in their Lawsuits within five days of the closing of the Merger.  Plaintiffs in Lopez,  Franchi, and ETS Logistics have already voluntarily dismissed their Lawsuits.

The dismissals are subject to the plaintiffs requests for fees, which fees are not estimable at this time.  Therefore, no provision has been made in the financial statements for the ultimate resolution of the Lawsuits.  Management believes that the final resolution of the Lawsuits will not have a material adverse effect on the Company’s financial position.

Risk Factors

Our business is subject to a number of risks and uncertainties, many of which are outside of our control. Except as indicated below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2018:

We have incurred significant losses and may continue to do so.

We have incurred significant net losses as shown in the following tables:

	Three months ended March 31,
	2019	2018

Net loss	$2,550,688	$1,932,798

As of March 31, 2019 and December 31, 2018, we had accumulated deficits of $133,725,500 and $131,174,812, respectively.

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

Our net loss for the three months ended March 31, 2019 was $2,550,688 versus a net loss for the comparable period last year of $1,932,798.  Our net loss for the year ended December 31, 2018 was $6,503,562. At March 31, 2019, our cash, cash equivalents and restricted cash totaled $3,132,899.  We expect our losses to continue for the foreseeable future. See Note 4 to the Consolidated Condensed Financial Statements related to management’s assessment of the Company’s ability to continue as a going concern.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers, and we expect this trend to continue.

Our customer arrangements generally have been non-exclusive, have no long-term volume commitments and are often completed on a purchase order basis. We cannot be certain that our customers which have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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
Date: May 14, 2019
	/s/	DAVID I. ROSENTHAL
David I. Rosenthal
Treasurer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)